Form 10-Q
period 2014-06-30
REPUBLIC FIRST BANCORP INC
filed 2014-08-06
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014.

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

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  [X]   NO  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  [X ]     NO  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	37,815,003
Title of Class	Number of Shares Outstanding as of August 5, 2014

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Part I: Financial Information		Page

Item 1.	Financial Statements
	Consolidated balance sheets as of June 30, 2014 and December 31, 2013 (unaudited)	1

Consolidated statements of income for the three and six months ended June 30, 2014 and 2013 (unaudited)

Consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 (unaudited)
		2 3
	Consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 (unaudited)	4
	Consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2014 and 2013 (unaudited)	5

	Notes to consolidated financial statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.	Controls and Procedures	47

Part II: Other Information

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

Signatures		51

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2014 and December 31, 2013
(Dollars in thousands, except per share data)
(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$17,070	$12,525
Interest bearing deposits with banks	66,050	23,355
Cash and cash equivalents	83,120	35,880

Investment securities available for sale, at fair value	219,634	204,891
Investment securities held to maturity, at amortized cost (fair value of $21 and $21, respectively)	21	21
Restricted stock, at cost	1,725	1,570
Loans held for sale	491	4,931
Loans receivable (net of allowance for loan losses of $12,063 and $12,263, respectively)	706,806	667,048
Premises and equipment, net	29,041	22,748
Other real estate owned, net	3,637	4,059
Accrued interest receivable	3,104	3,049
Other assets	17,555	17,468
Total Assets	$1,065,134	$961,665

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$199,553	$157,806
Demand – interest bearing	212,710	230,221
Money market and savings	431,612	402,671
Time deposits	80,809	78,836
Total Deposits	924,684	869,534
Accrued interest payable	292	237
Other liabilities	6,259	6,519
Subordinated debt	22,476	22,476
Total Liabilities	953,711	898,766

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued	-	-
Common stock, par value $0.01 per share: 50,000,000 shares authorized; shares issued 38,343,848 as of June 30, 2014 and 26,501,742 as of December 31, 2013	383	265
Additional paid in capital	152,131	107,078
Accumulated deficit	(36,416)	(37,708)
Treasury stock at cost (416,303 shares)	(3,099)	(3,099)
Stock held by deferred compensation plan (112,542 shares)	(809)	(809)
Accumulated other comprehensive loss	(767)	(2,828)
Total Shareholders’ Equity	111,423	62,899
Total Liabilities and Shareholders’ Equity	$1,065,134	$961,665

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2014 and 2013
(Dollars in thousands, except per share data)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on taxable loans	$8,226	$7,991	$16,467	$15,828
Interest and fees on tax-exempt loans	84	89	166	180
Interest and dividends on taxable investment securities	1,188	1,043	2,429	2,090
Interest and dividends on tax-exempt investment securities	83	48	162	121
Interest on federal funds sold and other interest-earning assets	50	44	62	103
Total interest income	9,631	9,215	19,286	18,322
Interest expense:
Demand- interest bearing	225	207	416	402
Money market and savings	467	428	883	930
Time deposits	178	204	351	483
Other borrowings	277	278	553	556
Total interest expense	1,147	1,117	2,203	2,371
Net interest income	8,484	8,098	17,083	15,951
Provision for loan losses	300	925	300	925
Net interest income after provision for loan losses	8,184	7,173	16,783	15,026
Non-interest income:
Loan advisory and servicing fees	466	436	903	774
Gain on sales of SBA loans	1,046	2,107	2,200	2,757
Service fees on deposit accounts	287	265	580	499
Legal settlements	-	-	-	238
Gain on sale of investment securities	458	-	458	703
Other-than-temporary impairment	21	-	21	-
Portion recognized in other comprehensive income (before taxes)	(28)	-	(28)	-
Net impairment loss on investment securities	(7)	-	(7)	-
Bank owned life insurance income	-	-	-	13
Other non-interest income	39	62	85	129
Total non-interest income	2,289	2,870	4,219	5,113
Non-interest expenses:
Salaries and employee benefits	4,828	4,503	9,868	8,790
Occupancy	1,027	876	2,065	1,720
Depreciation and amortization	571	472	1,069	955
Legal	444	503	699	867
Other real estate owned	340	109	686	1,026
Advertising	214	117	362	218
Data processing	354	307	654	415
Insurance	122	153	279	311
Professional fees	428	359	830	682
Regulatory assessments and costs	196	241	533	585
Taxes, other	234	253	449	503
Other operating expenses	1,199	1,163	2,278	2,114
Total non-interest expense	9,957	9,056	19,772	18,186
Income before benefit for income taxes	516	987	1,230	1,953
Benefit for income taxes	(21)	(24)	(62)	(50)
Net income	$537	$1,011	$1,292	$2,003
Net income per share:
Basic	$0.02	$0.04	$0.04	$0.08
Diluted	$0.02	$0.04	$0.04	$0.08

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2014 and 2013
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$537	$1,011	$1,292	$2,003

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities (pre-tax $1,610, $(3,504), $3,666, and $(3,498), respectively)	1,032	(2,246)	2,350	(2,242)
Reclassification adjustment for securities gains (pre-tax $458, $-,$458, and $703, respectively)	(293)	-	(293)	(450)
Reclassification adjustment for impairment charge (pre-tax $7, $-, $7, and $-, respectively)	4	-	4	-
		(2,246)
Total other comprehensive income (loss)	743		2,061	(2,692)

Total comprehensive income (loss)	$1,280	$(1,235)	$3,353	$(689)

 (See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$1,292	$2,003
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	925
Gain on sale of other real estate owned	-	(229)
Write down of other real estate owned	552	809
Depreciation and amortization	1,069	955
Stock based compensation	198	155
Gain on sale and call of investment securities	(458)	(703)
Impairment charges on investment securities	7	-
Amortization of premiums on investment securities	293	380
Proceeds from sales of SBA loans originated for sale	23,370	27,410
SBA loans originated for sale	(16,730)	(24,853)
Gains on sales of SBA loans originated for sale	(2,200)	(2,757)
Increase in value of bank owned life insurance	-	(13)
Increase in accrued interest receivable and other assets	(1,295)	(416)
Decrease in accrued interest payable and other liabilities	(205)	(109)
Net cash provided by operating activities	6,193	3,557

Cash flows from investing activities
Purchase of investment securities available for sale	(31,364)	(25,289)
Proceeds from the sale of securities available for sale	5,700	7,946
Proceeds from the maturity or call of securities available for sale	14,293	18,352
Net (purchase) redemption of restricted stock	(155)	1,490
Net increase in loans	(40,251)	(21,213)
Net proceeds from sale of other real estate owned	63	1,994
Surrender proceeds on bank owned life insurance	-	10,503
Premises and equipment expenditures	(7,362)	(211)
Net cash used in investing activities	(59,076)	(6,428)

Cash flows from financing activities
Net proceeds from stock offering	44,973	-
Net increase (decrease) in demand, money market and savings deposits	53,177	(33,325)
Net increase (decrease) in time deposits	1,973	(35,024)
Net cash provided by (used in) financing activities	100,123	(68,349)

Net increase (decrease) in cash and cash equivalents	47,240	(71,220)
Cash and cash equivalents, beginning of year	35,880	128,004
Cash and cash equivalents, end of period	$83,120	$56,784

Supplemental disclosures:
Interest paid	$2,148	$2,150
Income taxes paid	$70	$175
Non-cash transfers from loans to other real estate owned	$193	$246

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2014 and 2013
(Dollars in thousands)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance January 1, 2014	$265	$107,078	$(37,708)	$(3,099)	$(809)	$(2,828)	$62,899

Net income			1,292				1,292
Other comprehensive income, net of tax						2,061	2,061
Proceeds from shares issued under common stock offering (11,842,106 shares) net of offering costs (pre-tax $27)	118	44,855					44,973
Stock based compensation		198					198

Balance June 30, 2014	$383	$152,131	$(36,416)	$(3,099)	$(809)	$(767)	$111,423

Balance January 1, 2013	$265	$106,753	$(34,228)	$(3,099)	$(809)	$1,020	$69,902

Net income			2,003				2,003
Other comprehensive loss, net of tax						(2,692)	(2,692)
Stock based compensation		155					155

Balance June 30, 2013	$265	$106,908	$(32,225)	$(3,099)	$(809)	$(1,672)	$69,368

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The Company has evaluated subsequent events through the date of issuance of the financial data included herein.

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

      Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  The Plan became effective on November 14, 1995, and was amended and approved at the Company’s 2005 annual meeting of shareholders.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of June 30, 2014, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of the grant.  Options granted pursuant to the Plan vest within one to four years and have a maximum term of 10 years.

On April 29, 2014 the Company’s shareholders approved the 2014 Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2014 and 2013 are as follows:

	2014	2013
Dividend yield(1)	0.0%	0.0%
Expected volatility(2)	55.79% to 57.99%	54.88% to 55.08%
Risk-free interest rate(3)	1.51% to 2.13%	1.28% to 2.02%
Expected life(4)	5.5 to 7.0 years	7.0 years

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

During the six months ended June 30, 2014 and 2013, 198,825 options and 109,787 options vested, respectively.  Expense is recognized ratably over the period required to vest.  At June 30, 2014, the intrinsic value of the 1,501,149 options outstanding was $2,635,473, while the intrinsic value of the 446,136 exercisable (vested) options was $408,949. During the six months ended June 30, 2014, 68,781 options were forfeited with a weighted average grant date fair value of $21,091.

Information regarding stock based compensation for the six months ended June 30, 2014 and 2013 is set forth below:
	2014	2013
Stock based compensation expense recognized	$198,000	$155,000
Number of unvested stock options	1,055,013	911,563
Fair value of unvested stock options	$1,545,988	$1,245,470
Amount remaining to be recognized as expense	$910,590	$687,636

The remaining amount of $910,590 will be recognized as expense through February 2018.

Earnings per Share

Earnings per share (“EPS”) consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s Plan and 2014 Plan and convertible securities related to the trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income. For the three and six months ended June 30, 2014 and 2013, the effect of CSEs (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculation.

The calculation of EPS for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (basic and diluted)	$537	$1,011	$1,292	$2,003

Weighted average shares outstanding	35,157	25,973	30,590	25,973

Net income per share – basic	$0.02	$0.04	$0.04	$0.08

Weighted average shares outstanding (including dilutive CSEs)	35,609	26,103	30,932	26,062

Net income per share – diluted	$0.02	$0.04	$0.04	$0.08

Recent Accounting Pronouncements

ASU 2014-04

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure – a consensus of the FASB Emerging Issues Task Force.”  The guidance clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.  For public business entities, the ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the ASU is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015.  The Company does not believe the adoption of the amendment to this guidance will have a material impact on the consolidated financial statements.

ASU 2014-09

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40).”  The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification.  For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016.  The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.

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

Note 5:  Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at June 30, 2014 and December 31, 2013 is as follows:

	At June 30, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized mortgage obligations	$144,452	$1,106	$(1,835)	$143,723
Mortgage-backed securities	13,608	631	(39)	14,200
Municipal securities	11,754	241	(51)	11,944
Corporate bonds	26,905	713	-	27,618
Asset-backed securities	18,727	320	-	19,047
Trust preferred securities	5,270	-	(2,293)	2,977
Other securities	115	10	-	125
Total securities available for sale	$220,831	$3,021	$(4,218)	$219,634

U.S. Government agencies	$1	$-	$-	$1
Other securities	20	-	-	20
Total securities held to maturity	$21	$-	$-	$21

	At December 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized mortgage obligations	$127,242	$665	$(4,467)	$123,440
Mortgage-backed securities	15,669	623	(111)	16,181
Municipal securities	9,737	68	(162)	9,643
Corporate bonds	32,174	1,079	-	33,253
Asset-backed securities	19,089	318	-	19,407
Trust preferred securities	5,277	-	(2,427)	2,850
Other securities	115	2	-	117
Total securities available for sale	$209,303	$2,755	$(7,167)	$204,891

U.S. Government agencies	$1	$-	$-	$1
Other securities	20	-	-	20
Total securities held to maturity	$21	$-	$-	$21

      The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at June 30, 2014 is as follows:

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$6,216	$6,304	$-	$-
After 1 year to 5 years	99,871	99,886	21	21
After 5 years to 10 years	104,453	102,885	-	-
After 10 years	10,291	10,559	-	-
Total	$220,831	$219,634	$21	$21

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

As of June 30, 2014 and December 31, 2013, the collateralized mortgage obligations and mortgage backed securities included in the investment securities portfolio consist solely of securities issued by U.S. government sponsored agencies.  There were no private label mortgage securities held in the investment securities portfolio as of those dates. The Company did not hold any mortgage-backed securities that were rated “Alt-A” or “Subprime” as of June 30, 2014 and December 31, 2013.  In addition, the Company did not hold any private issued CMO’s as of June 30, 2014 and December 31, 2013.  As of June 30, 2014 and December 31, 2013, the asset-backed securities consisted solely of Sallie Mae bonds collateralized by student loans which are guaranteed by the U.S. Department of Education.

In instances when a determination is made that an other-than-temporary impairment exists with respect to a debt security but the investor does not intend to sell the debt security and it is more likely than not that the investor will not be required to sell the debt security prior to its anticipated recovery, accounting standards require the other-than-temporary impairment to be separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income. Impairment charges (credit losses) on trust preferred securities for both the three and six month periods ended June 30, 2014 amounted to $7,000. There were no impairment charges (credit losses) on trust preferred securities for the three and six months ended June 30, 2013.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at June 30, 2014 and 2013 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2014	2013

Beginning Balance, January 1st	$3,959	$3,959
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	7	-
Reductions for securities paid off during the period	-	-
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company
intends to sell the security	-	-
Ending Balance, June 30th	$3,966	$3,959

      The Company realized gross gains on the sale of securities of $458,000 during the three and six months ended June 30, 2014.  The related sale proceeds amounted to $5.7 million.  The tax provision applicable to these gross gains in 2014 amounted to approximately $165,000. The Company realized gross gains on the sale of securities of $703,000 during the six months ended June 30, 2013.  The related sale proceeds amounted to $7.9 million.  The tax provision applicable to these gross gains in 2013 amounted to approximately $253,000.

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	At June 30, 2014
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$16,811	$71	$50,670	$1,764	$67,481	$1,835
Mortgage-backed securities	-	-	1,106	39	1,106	39
Municipal securities	-	-	1,374	51	1,374	51
Trust preferred securities	-	-	2,977	2,293	2,977	2,293
Total	$16,811	$71	$56,127	$4,147	$72,938	$4,218

	At December 31, 2013
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$73,137	$3,923	$8,697	$544	$81,834	$4,467
Mortgage-backed securities	1,450	41	1,123	70	2,573	111
Municipal Securities	5,108	162	-	-	5,108	162
Trust preferred securities	-	-	2,850	2,427	2,850	2,427
Total	$79,695	$4,126	$12,670	$3,041	$92,365	$7,167

The impairment of the investment portfolio amounted to $4.2 million on securities with a total fair value of $72.9 million at June 30, 2014.  The most significant components of this impairment are related to the collateralized mortgage obligations and the trust preferred securities held in the portfolio.  The unrealized losses on the CMO’s are primarily related to the recent movement in market interest rates rather than the underlying credit quality of the issuers.  The Company does not currently intend to sell these securities prior to their maturity or the recovery of their cost bases and does not believe it will be forced to sell these securities prior to maturity or recovering the cost bases.

At June 30, 2014, the investment portfolio included thirty collateralized mortgage obligations with a total market value of $143.7 million.  Fifteen of these securities carried an unrealized loss at June 30, 2014.  At June 30, 2014, the investment portfolio included forty-two mortgage-backed securities with a total market value of $14.2 million.  Two of these securities carried an unrealized loss at June 30, 2014.  Management found no evidence of OTTI on any of these securities and the unrealized losses are due to changes in fair value resulting from changes in market interest rates and are considered temporary as of June 30, 2014.

The unrealized losses on the trust preferred securities are primarily the result of the secondary market for such securities becoming inactive and are also considered temporary at this time.

The following table provides additional detail about trust preferred securities held in the portfolio as of June 30, 2014.

(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2014 and beyond	Cumulative OTTI Life to Date
Preferred Term Securities IV	Mezzanine Notes	$49	$40	$(9)	B1	6	18%	0.34%	$-
Preferred Term Securities VII	Mezzanine Notes	989	768	(221)	D	11	54	0.37	2,173
TPREF Funding II	Class B Notes	732	350	(382)	C	17	41	0.39	267
TPREF Funding III	Class B2 Notes	1,520	710	(810)	C	16	34	0.29	480
Trapeza CDO I, LLC	Class C1 Notes	556	308	(248)	C	9	49	0.31	470
ALESCO Preferred Funding IV	Class B1 Notes	604	387	(217)	C	40	8	0.36	396
ALESCO Preferred Funding V	Class C1 Notes	820	414	(406)	C	41	15	0.33	180
Total		$5,270	2,977	$(2,293)		140	30%		$3,966

At June 30, 2014, the investment portfolio included twenty-one municipal securities with a total market value of $11.9 million.  Two of these securities carried an unrealized loss at June 30, 2014.  Each of the municipal securities is reviewed quarterly for impairment. Research on each issuer is completed to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania where ten municipal securities had a market value of $5.9 million.  As of June 30, 2014, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio.

Subsequent to the period ended June 30, 2014, investment securities with a fair value of $70.1 million that were previously classified as available-for-sale were transferred to the held-to-maturity category.  Unrealized losses of $1.2 million associated with the transferred securities will remain in other comprehensive income and be amortized as an adjustment to yield over the remaining life of those securities.

Note 6:  Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major categories as of June 30, 2014, and December 31, 2013:

	June 30, 2014	December 31, 2013
(dollars in thousands)
Commercial real estate	$353,458	$342,794
Construction and land development	31,224	23,977
Commercial and industrial	127,818	118,209
Owner occupied real estate	167,130	160,229
Consumer and other	37,255	31,981
Residential mortgage	2,330	2,359
Total loans receivable	719,215	679,549
Deferred costs (fees)	(346)	(238)
Allowance for loan losses	(12,063)	(12,263)
Net loans receivable	$706,806	$667,048

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans.

       The following table summarizes information with regard to impaired loans by loan portfolio class as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$6,658	$6,662	$-	$6,850	$6,971	$-
Construction and land development	593	3,700	-	902	4,076	-
Commercial and industrial	3,018	6,247	-	2,043	2,882	-
Owner occupied real estate	864	1,183	-	542	862	-
Consumer and other	446	714	-	453	711	-
Total	$11,579	$18,506	$-	$10,790	$15,502	$-

With an allowance recorded:
Commercial real estate	$13,401	$13,643	$4,045	$13,044	$13,044	$3,679
Construction and land development	669	3,908	294	716	3,867	237
Commercial and industrial	3,719	4,350	1,618	4,889	7,634	1,254
Owner occupied real estate	3,518	3,520	424	2,891	2,891	430
Consumer and other	-	-	-	203	210	10
Total	$21,307	$25,421	$6,381	$21,743	$27,646	$5,610

Total:
Commercial real estate	$20,059	$20,305	$4,045	$19,894	$20,015	$3,679
Construction and land development	1,262	7,608	294	1,618	7,943	237
Commercial and industrial	6,737	10,597	1,618	6,932	10,516	1,254
Owner occupied real estate	4,382	4,703	424	3,433	3,753	430
Consumer and other	446	714	-	656	921	10
Total	$32,886	$43,927	$6,381	$32,533	$43,148	$5,610

The following table presents additional information regarding the Company’s impaired loans for the three months ended June 30, 2014 and June 30, 2013:

	Three Months Ended June 30,
	2014		2013

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$6,696	$106	$15,343	$202
Construction and land development	661	-	1,822	8
Commercial and industrial	2,859	-	2,953	5
Owner occupied real estate	802	(3)	180	-
Consumer and other	480	-	725	-
Total	$11,498	$103	$21,023	$215

With an allowance recorded:
Commercial real estate	$13,325	$(130)	$7,056	$25
Construction and land development	659	-	494	-
Commercial and industrial	3,914	(1)	3,504	14
Owner occupied real estate	3,315	35	3,149	37
Consumer and other	35	-	25	-
Total	$21,248	$(96)	$14,228	$76

Total:
Commercial real estate	$20,021	$(24)	$22,399	$227
Construction and land development	1,320	-	2,316	8
Commercial and industrial	6,773	(1)	6,457	19
Owner occupied real estate	4,117	32	3,329	37
Consumer and other	515	-	750	-
Total	$32,746	$7	$35,251	$291

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $399,000 and $130,000 for the three months ended June 30, 2014 and 2013, respectively.

The following table presents additional information regarding the Company’s impaired loans for the six months ended June 30, 2014 and June 30, 2013:

	Six Months Ended June 30,
	2014		2013

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$6,734	$212	$17,766	$421
Construction and land development	730	-	2,615	29
Commercial and industrial	2,699	1	2,935	11
Owner occupied real estate	740	2	216	-
Consumer and other	514	1	781	1
Total	$11,417	$216	$24,313	$462

With an allowance recorded:
Commercial real estate	$13,249	$8	$5,885	$61
Construction and land development	650	-	395	-
Commercial and industrial	4,111	-	3,746	28
Owner occupied real estate	3,113	70	3,295	73
Consumer and other	68	-	49	-
Total	$21,191	$78	$13,370	$162

Total:
Commercial real estate	$19,983	$220	$23,651	$482
Construction and land development	1,380	-	3,010	29
Commercial and industrial	6,810	1	6,681	39
Owner occupied real estate	3,853	72	3,511	73
Consumer and other	582	1	830	1
Total	$32,608	$294	$37,683	$624

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $542,000 and $339,000 for the six months ended June 30, 2014 and 2013, respectively.

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three and six months ended June 30, 2014 and 2013:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended June 30, 2014
Allowance for loan losses:

Beginning balance:	$6,274	$861	$2,640	$1,128	$197	$13	$837	$11,950
Charge-offs	(188)	-	-	-	-	-	-	(188)
Recoveries	-	-	1	-	-	-	-	1
Provisions (credits)	690	163	150	1	23	-	(727)	300
Ending balance	$6,776	$1,024	$2,791	$1,129	$220	$13	$110	$12,063

Three months ended June 30, 2013
Allowance for loan losses:

Beginning balance:	$3,257	$1,835	$2,336	$1,297	$170	$14	$444	$9,353
Charge-offs	(349)	-	(361)	(319)	-	-	-	(1,029)
Recoveries	54	-	4	-	25	-	-	83
Provisions (credits)	619	667	18	8	(4)	-	(383)	925
Ending balance	$3,581	$2,502	$1,997	$986	$191	$14	$61	$9,332

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Six months ended June 30, 2014
Allowance for loan losses:

Beginning balance:	$6,454	$1,948	$2,309	$985	$225	$14	$328	$12,263
Charge-offs	(188)	(20)	(283)	-	(10)	-	-	(501)
Recoveries	-	-	1	-	-	-	-	1
Provisions (credits)	510	(904)	764	144	5	(1)	(218)	300
Ending balance	$6,776	$1,024	$2,791	$1,129	$220	$13	$110	$12,063

Six months ended June 30, 2013
Allowance for loan losses:

Beginning Balance:	$3,979	$1,273	$1,880	$1,967	$234	$17	$192	$9,542
Charge-offs	(409)	(55)	(361)	(319)	(75)	-	-	(1,219)
Recoveries	54	-	5	-	25	-	-	84
Provisions (credits)	(43)	1,284	473	(662)	7	(3)	(131)	925
Ending balance	$3,581	$2,502	$1,997	$986	$191	$14	$61	$9,332

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of June 30, 2014 and December 31, 2013:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

June 30, 2014

Allowance for loan losses:
Individually evaluated for impairment	$4,045	$294	$1,618	$424	$-	$-	$-	$6,381
Collectively evaluated for impairment	2,731	730	1,173	705	220	13	110	5,682
Total allowance for loan losses	$6,776	$1,024	$2,791	$1,129	$220	$13	$110	$12,063

Loans receivable:
Loans evaluated individually	$20,059	$1,262	$6,737	$4,382	$446	$-	$-	$32,886
Loans evaluated collectively	333,399	29,962	121,081	162,748	36,809	2,330	-	686,329
Total loans receivable	$353,458	$31,224	$127,818	$167,130	$37,255	$2,330	$-	$719,215

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2013

Allowance for loan losses:
Individually evaluated for impairment	$3,679	$237	$1,254	$430	$10	$-	$-	$5,610
Collectively evaluated for impairment	2,775	1,711	1,055	555	215	14	328	6,653
Total allowance for loan losses	$6,454	$1,948	$2,309	$985	$225	$14	$328	$12,263

Loans receivable:
Loans evaluated individually	$19,894	$1,618	$6,932	$3,433	$656	$-	$-	$32,533
Loans evaluated collectively	322,900	22,359	111,277	156,796	31,325	2,359	-	647,016
Total loans receivable	$342,794	$23,977	$118,209	$160,229	$31,981	$2,359	$-	$679,549

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2014 and December 31, 2013:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At June 30, 2014
Commercial real estate	$-	$13,865	$14,741	$28,606	$324,852	$353,458	$524
Construction and land development	-	-	1,262	1,262	29,962	31,224	-
Commercial and industrial	-	422	7,679	8,101	119,717	127,818	942
Owner occupied real estate	-	-	2,790	2,790	164,340	167,130	1,256
Consumer and other	184	-	446	630	36,625	37,255	-
Residential mortgage	-	-	-	-	2,330	2,330	-
Total	$184	$14,287	$26,918	$41,389	$677,826	$719,215	$2,722
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2013
Commercial real estate	$19,707	$5,635	$1,104	$26,446	$316,348	$342,794	$-
Construction and land development	-	-	1,618	1,618	22,359	23,977	-
Commercial and industrial	951	71	6,837	7,859	110,350	118,209	-
Owner occupied real estate	808	1,281	205	2,294	157,935	160,229	-
Consumer and other	38	-	656	694	31,287	31,981	-
Residential mortgage	-	-	-	-	2,359	2,359	-
Total	$21,504	$6,987	$10,420	$38,911	$640,638	$679,549	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2014 and December 31, 2013:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At June 30, 2014:
Commercial real estate	$315,868	$16,989	$20,601	$-	$353,458
Construction and land development	29,962	-	1,262	-	31,224
Commercial and industrial	119,227	782	7,809	-	127,818
Owner occupied real estate	161,051	1,697	4,382	-	167,130
Consumer and other	36,476	75	704	-	37,255
Residential mortgage	2,330	-	-	-	2,330
Total	$664,914	$19,543	$34,758	$-	$719,215

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2013:
Commercial real estate	$305,974	$16,372	$20,448	$-	$342,794
Construction and land development	22,359	-	1,618	-	23,977
Commercial and industrial	110,629	611	6,969	-	118,209
Owner occupied real estate	155,648	1,485	3,096	-	160,229
Consumer and other	30,993	75	913	-	31,981
Residential mortgage	2,359	-	-	-	2,359
Total	$627,962	$18,543	$33,044	$-	$679,549

The following table shows non-accrual loans by class as of June 30, 2014 and December 31, 2013:

(dollars in thousands)	June 30, 2014	December 31, 2013
Commercial real estate	$14,217	$1,104
Construction and land development	1,262	1,618
Commercial and industrial	6,737	6,837
Owner occupied real estate	1,534	205
Consumer and other	446	656
Residential mortgage	-	-
Total	$24,196	$10,420

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

The following table summarizes the balance of outstanding TDRs June 30, 2014 and December 31, 2013:

(dollars in thousands)	Number of Loans	Accrual Status	Non-Accrual Status	Total TDRs
June 30, 2014
Commercial real estate	-	$-	$-	$-
Construction and land development	-	-	-	-
Commercial and industrial	1	-	2,188	2,188
Owner occupied real estate	1	1,877	-	1,877
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	2	$1,877	$2,188	$4,065

December 31, 2013
Commercial real estate	1	$103	$-	$103
Construction and land development	-	-	-	-
Commercial and industrial	1	-	2,188	2,188
Owner occupied real estate	1	1,894	-	1,894
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	3	$1,997	$2,188	$4,185

All TDRs are considered impaired and are therefore individually evaluated for impairment in the calculation of the allowance for loan losses.  Some TDRs may not ultimately result in the full collection of principal and interest as restructured and could lead to potential incremental losses.  These potential incremental losses would be factored into our estimate of the allowance for loan losses.  The level of any subsequent defaults will likely be affected by future economic conditions.  There were no loan modifications that were considered TDRs during the three and six months ended June 30, 2014 and 2013.

After a loan is determined to be a TDR, we continue to track its performance under the most recent restructured terms.  One loan classified as a TDR subsequently paid off during the three months ended March 31, 2014.  One loan classified as a TDR subsequently defaulted during the year ended December 31, 2013.  There were no troubled debt restructurings that subsequently defaulted during the three and six months ended June 30, 2014 and 2013.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2014 and December 31, 2013 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

June 30, 2014

Collateralized mortgage obligations	$143,723	$-	$143,723	$-
Mortgage-backed securities	14,200	-	14,200	-
Municipal securities	11,944	-	11,944	-
Corporate bonds	27,618	-	24,612	3,006
Asset-backed securities	19,047	-	19,047	-
Trust Preferred Securities	2,977	-	-	2,977
Other securities	125	-	125	-
Securities Available for Sale	$219,634	$-	$213,651	$5,983

December 31, 2013

Collateralized mortgage obligations	$123,440	$-	$123,440	$-
Mortgage-backed securities	16,181	-	16,181	-
Municipal securities	9,643	-	9,643	-
Corporate bonds	33,253	-	30,247	3,006
Asset-backed securities	19,407	-	19,407	-
Trust Preferred Securities	2,850	-	-	2,850
Other securities	117	-	117	-
Securities Available for Sale	$204,891	$-	$199,035	$5,856

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 and 2013:
	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, April 1st	$2,807	$3,006	$3,238	$3,007
Unrealized gains (losses)	177	-	(65)	(1)
Paydowns	-	-	(11)	-
Impairment charges on Level 3	(7)	-	-	-
Balance, June 30th	$2,977	$3,006	$3,162	$3,006

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1st	$2,850	$3,006	$3,187	$3,007
Unrealized gains (losses)	134	-	(7)	(1)
Paydowns	-	-	(18)	-
Impairment charges on Level 3	(7)	-	-	-
Balance, June 30th	$2,977	$3,006	$3,162	$3,006

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2014 and December 31, 2013 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
June 30, 2014:
Impaired loans	$16,355	$-	$-	$16,355
Other real estate owned	1,059	-	-	1,059
SBA servicing assets	4,067	-	-	4,067

December 31, 2013:
Impaired loans	$17,474	$-	$-	$17,474
Other real estate owned	3,921	-	-	3,921
SBA servicing assets	3,477	-	-	3,477

The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements

Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range Weighted Average

June 30, 2014:

Impaired loans	$16,355	Fair Value of Collateral (1)	Appraised Value (2)	0% - 78% (29%) (4)

Other real estate owned	$1,059	Fair Value of Collateral (1)	Appraised Value (2) Sales Price	8% - 38% (33%)(4)
SBA Servicing Assets	$4,067	Fair Value	Individual Loan Valuation (3)	(3)

December 31, 2013:
Impaired loans	$17,474	Fair Value of Collateral (1)	Appraised Value (2)	0% - 40% (23%) (4)

Other real estate owned	$3,921	Fair Value of Collateral (1)	Appraised Value (2) Sales Price	4% - 77% (17%) (4)
SBA Servicing Assets	$3,477	Fair Value	Individual Loan Valuation (3)	(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	There is a lack of transactional data in this market place for the non-guaranteed portion of SBA loans.
(4)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

The following table presents an analysis of the activity in the SBA servicing assets for the three and six months ended June 30, 2014 and 2013:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$3,805	$2,491	$3,477	$2,340
Additions	271	482	575	628
Fair value adjustments	(9)	(69)	15	(64)
Ending balance	$4,067	$2,904	$4,067	$2,904

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013.

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

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of June 30, 2014 and December 31, 2013. Financial information on the issuers was also obtained from Bloomberg, the FDIC, the Office of Thrift Supervision and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty than would otherwise exist.

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

Loans Held For Sale (Carried at Lower of Cost or Fair Value)

       The fair values of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the six months ended June 30, 2014 and the year ended December 31, 2013.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At June 30, 2014 and December 31, 2013 these assets are carried at current fair value.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.  At June 30, 2014 and December 31, 2013, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	June 30, 2014	December 31, 2013

SBA Servicing Asset
Fair Value of SBA Servicing Asset	$4,067	$3,477

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	0%	0%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%

Weighted Average Remaining Term	21.1 years	21.4 years

Prepayment Speed	6.99%	6.72%
Effect on fair value of a 10% increase	$(111)	$(83)
Effect on fair value of a 20% increase	(218)	(163)

Weighted Average Discount Rate	11.59%	13.59%
Effect on fair value of a 10% increase	$(203)	$(162)
Effect on fair value of a 20% increase	(391)	(316)

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

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2014 and December 31, 2013:

	Fair Value Measurements at June 30, 2014
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$83,120	$83,120	$83,120	$-	$-
Investment securities available for sale	219,634	219,634	-	213,651	5,983
Investment securities held to maturity	21	21	-	21	-
Restricted stock	1,725	1,725	-	1,725	-
Loans held for sale	491	491	-	-	491
Loans receivable, net	706,806	699,188	-	-	699,188
SBA servicing assets	4,067	4,067	-	-	4,067
Accrued interest receivable	3,104	3,104	-	3,104	-

Financial liabilities:
Deposits
Demand, savings and money market	$843,875	$843,875	$-	$843,875	$-
Time	80,809	81,235	-	81,235	-
Subordinated debt	22,476	18,224	-	-	18,224
Accrued interest payable	292	292	-	292	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

	Fair Value Measurements at December 31, 2013
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$35,880	$35,880	$35,880	$-	$-
Investment securities available for sale	204,891	204,891	-	199,035	5,856
Investment securities held to maturity	21	21	-	21	-
Restricted stock	1,570	1,570	-	1,570	-
Loans held for sale	4,931	5,225	-	-	5,225
Loans receivable, net	667,048	660,237	-	-	660,237
SBA servicing assets	3,477	3,477	-	-	3,477
Accrued interest receivable	3,049	3,049	-	3,049	-

Financial liabilities:
Deposits
Demand, savings and money market	$790,698	$790,698	$-	$790,698	$-
Time	78,836	79,323	-	79,323	-
Subordinated debt	22,476	17,835	-	-	17,835
Accrued interest payable	237	237	-	237	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

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

The Company and the Bank will continue to analyze these new rules and their effects on the business, operations and capital levels of the Company and the Bank.  The Company and the Bank expect to be considered “well capitalized” immediately following effectiveness of these regulations.

Financial Condition

Assets

Total assets increased by $103.5 million, or 10.8%, to $1.1 billion at June 30, 2014, compared to $961.7 million at December 31, 2013, mainly due to increases in loan, deposit, and shareholders’ equity balances during the first six months of 2014.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount in these two categories increased by $47.2 million, to $83.1 million at June 30, 2014, from $35.9 million at December 31, 2013.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which the Company usually originates with the intention of selling in the future.  Total SBA loans held for sale were $491,000 at June 30, 2014 as compared to $4.9 million at December 31, 2013.  This decrease was driven by the timing of settlement on two loans which closed shortly after December 31, 2013.  Loans held for sale, as a percentage of total Company assets, were less than 0.1% at June 30, 2014.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium size businesses and professionals that seek highly personalized banking services.  The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $18.2 million at June 30, 2014.  Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit.

Loans increased $39.6 million, or 5.8%, to $718.9 million at June 30, 2014, compared to $679.3 million at December 31, 2013.  This growth was driven by an increase in quality loan demand across all categories over the first six months of 2014 along with the successful execution of the Company’s relationship banking strategy which focuses on customer service.

Investment Securities

Investment securities considered available-for-sale are investments which may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), municipal securities, corporate bonds, asset-backed securities (ABS), and pooled trust preferred securities (CDO). Available-for-sale securities totaled $219.6 million at June 30, 2014, compared to $204.9 million at December 31, 2013.  The increase was primarily due to the purchase of securities totaling $31.4 million, partially offset by the proceeds from sales and pay downs of securities totaling $20.0 million during the first six months of 2014.  At June 30, 2014, the portfolio had a net unrealized loss of $1.2 million compared to a net unrealized loss of $4.4 million at December 31, 2013.  The change in value of the investment portfolio was driven by a decrease in market interest rates which drove an increase in value of the bonds held in the Company’s portfolio during the first six months of 2014.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities. At June 30, 2014 and December 31, 2013, securities held to maturity totaled $21,000. At both dates, respective carrying values approximated market values.

Restricted Stock

Restricted stock, which represents required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of June 30, 2014 and December 31, 2013.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Central Bankers Bank (“ACBB”).

At June 30, 2014, the investment in FHLB of Pittsburgh capital stock totaled $1.6 million, compared to $1.4 million at December 31, 2013.  At both June 30, 2014 and December 31, 2013, ACBB capital stock totaled $143,000.  Both the FHLB and ACBB issued dividend payments during 2014.

Other Real Estate Owned

The balance of other real estate owned decreased to $3.6 million at June 30, 2014 from $4.1 million at December 31, 2013, primarily due to writedowns on one foreclosed property during the first six months of 2014.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $55.2 million, or 6.3%, to $924.7 million at June 30, 2014 from $869.5 million at December 31, 2013.  The increase was primarily the result of increases in noninterest-bearing demand deposit balances and money market and savings balances partially offset by a reduction in interest-bearing demand deposit balances.  Republic has continued to focus on its efforts to gather low-cost, core deposits by successfully executing its relationship banking model which is based upon high levels of customer service. In addition, the Company has begun to implement its relocation and expansion strategy through the opening of additional stores. This strategy has also allowed Republic to reduce its dependence on the more volatile sources of funding in brokered and public fund certificates of deposit.

Shareholders’ Equity

Total shareholders’ equity increased $48.5 million to $111.4 million at June 30, 2014, compared to $62.9 million at December 31, 2013, primarily due to $45.0 million in proceeds received from the sale of common stock in a private placement offering. In addition, there was also a reduction in accumulated other comprehensive losses associated with unrealized losses in the investment securities portfolio and net income recognized during the first six months of 2014. The shift in market value of the securities portfolio resulted in accumulated other comprehensive losses of $767,000 at June 30, 2014 compared to accumulated other comprehensive losses of $2.8 million at December 31, 2013 which was primarily driven by a decrease in market interest rates which drove an increase in value of the bonds held in the Company’s portfolio.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The Company reported net income of $537,000, or $0.02 per share, for the three months ended June 30, 2014, compared to net income of $1.0 million, or $0.04 per share, for the three months ended June 30, 2013.  The decrease in net income was primarily driven by a decrease in gains recognized on the sale of SBA loans during the current period.

Net interest income for the three month period ended June 30, 2014 was $8.5 million compared to $8.1 million for the three months ended June 30, 2013.  Interest income increased $416,000, or 4.5%, to $9.6 million for the three months ended June 30, 2014 compared to $9.2 million for the three months ended June 30, 2013. This increase was primarily due to a $73.1 million increase in average loan balances and a $25.5 million increase in average investment securities balances.  Interest expense increased $30,000, or 2.3%, to $1.1 million for the three months ended June 30, 2014 compared to $1.1 million for the three months ended June 30, 2013. This increase was primarily due to an increase in average deposits outstanding.

The Company recorded a loan loss provision in the amount of $300,000 for the three months ended June 30, 2014 compared to a provision of $925,000 during the three months ended June 30, 2013.  The lower provision recorded for the three months ended June 30, 2014 was driven by a reduction in the allowance for loan losses related to non-impaired loans evaluated collectively for impairment when compared to June 30, 2013.

Non-interest income decreased by $581,000 to $2.3 million during the three months ended June 30, 2014 compared to $2.9 million during the three months ended June 30, 2013.  The Company recognized $1.0 million in gains on the sale of SBA loans for the three months ended June 30, 2014 compared to $2.1 million for the three months ended June 30, 2013 as a result of fewer SBA loan originations during the current period.  These were partially offset by gains on the sale of investment securities totaling $458,000 recognized during the three months ended June 30, 2014.

Non-interest expenses increased $901,000 to $10.0 million during the three months ended June 30, 2014 compared to $9.1 million during the three months ended June 30, 2013 mainly due to increased salary and benefit costs along with higher occupancy expenses related to the Company’s growth strategy of adding and relocating stores.

Return on average assets and average equity was 0.21% and 2.14%, respectively, during the three months ended June 30, 2014 compared to 0.44% and 5.77%, respectively, for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 compared to June 30, 2013

The Company reported net income of $1.3 million, or $0.04 per share, for the six months ended June 30, 2014 compared to net income of $2.0 million, or $0.08 per share, for the six months ended June 30, 2013.  The decrease in net income was primarily driven by a decrease in gains recognized on the sale of SBA loans during the current period.

Net interest income for the six months ended June 30, 2014 increased $1.1 million to $17.1 million as compared to $16.0 million for the six months ended June 30, 2013.  Interest income increased $964,000, or 5.3%, due to increases in average loan balances and average investment securities balances. Interest expense decreased $168,000, or 7.1%, primarily due to a 7 basis point decrease in the rate on average deposits outstanding.

The Company recorded a loan loss provision in the amount of $300,000 for the six months ended June 30, 2014 compared to a provision of $925,000 during the six months ended June 30, 2013.  The lower provision recorded for the six months ended June 30, 2014 was driven by a reduction in the allowance for loan losses related to non-impaired loans evaluated collectively for impairment when compared to June 30, 2013.

Non-interest income decreased $894,000 to $4.2 million during the six months ended June 30, 2014 as compared to $5.1 million during the six months ended June 30, 2013 primarily due to a decrease in gains recognized on the sale of SBA loans during the six months ended June 30, 2014 as a result of fewer SBA loan originations during the current period.

Non-interest expenses increased $1.6 million to $19.8 million during the six months ended June 30, 2014 as compared to $18.2 million during the six months ended June 30, 2013.  An increase in salaries and benefits of $1.1 million was driven primarily by annual merit increases along with increased staffing levels related to the Company’s growth strategy of adding and relocating stores.  Occupancy related expenses also increased by $459,000 as a result of the growth and relocation strategy.

Return on average assets and average equity from continuing operations were 0.26% and 3.16%, respectively, during the six months ended June 30, 2014 compared to 0.43% and 5.77%, respectively, for the six months ended June 30, 2013.

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

Average Balances and Net Interest Income

	For the three months ended June 30, 2014			For the three months ended June 30, 2013
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$82,915	$50	0.24%	$62,419	$44	0.28%
Investment securities and restricted stock	207,545	1,315	2.53%	182,025	1,117	2.45%
Loans receivable	706,632	8,356	4.74%	633,547	8,128	5.15%
Total interest-earning assets	997,092	9,721	3.91%	877,991	9,289	4.24%
Other assets	48,652			50,912
Total assets	$1,045,744			$928,903

Interest-earning liabilities:
Demand – non-interest bearing	$177,363			$141,390
Demand – interest bearing	232,682	225	0.39%	180,824	207	0.46%
Money market & savings	427,589	467	0.44%	417,567	428	0.41%
Time deposits	78,259	178	0.91%	88,994	204	0.92%
Total deposits	915,893	870	0.38%	828,775	839	0.41%
Total interest-bearing deposits	738,530	870	0.47%	687,385	839	0.49%
Other borrowings	22,476	277	4.94%	22,476	278	4.96%
Total interest-bearing liabilities	761,006	1,147	0.60%	709,861	1,117	0.63%
Total deposits and other borrowings	938,369	1,147	0.49%	851,251	1,117	0.53%
Non interest-bearing other liabilities	6,741			7,379
Shareholders’ equity	100,634			70,273
Total liabilities and shareholders’ equity	$1,045,744			$928,903
Net interest income (2)		$8,574			$8,172
Net interest spread			3.31%			3.61%
Net interest margin (2)			3.45%			3.73%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $90 and $74 for the three months ended June 30, 2014 and 2013, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Average Balances and Net Interest Income

	For the six months ended June 30, 2014			For the six months ended June 30, 2013
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$50,552	$62	0.25%	$74,485	$103	0.28%
Investment securities and restricted stock	207,793	2,678	2.58%	182,702	2,276	2.49%
Loans receivable	696,805	16,723	4.84%	627,628	16,105	5.17%
Total interest-earning assets	955,150	19,463	4.11%	884,815	18,484	4.21%
Other assets	45,818			55,299
Total assets	$1,000,968			$940,114

Interest-earning liabilities:
Demand – non-interest bearing	$173,552			$142,710
Demand – interest bearing	223,383	416	0.38%	175,873	402	0.46%
Money market & savings	414,308	883	0.43%	420,152	930	0.45%
Time deposits	77,865	351	0.91%	101,455	483	0.96%
Total deposits	889,108	1,650	0.37%	840,190	1,815	0.44%
Total interest-bearing deposits	715,556	1,650	0.47%	697,480	1,815	0.52%
Other borrowings	22,476	553	4.96%	22,476	556	4.99%
Total interest-bearing liabilities	738,032	2,203	0.60%	719,956	2,371	0.66%
Total deposits and other borrowings	911,584	2,203	0.49%	862,666	2,371	0.55%
Non interest-bearing other liabilities	6,838			7,424
Shareholders’ equity	82,546			70,024
Total liabilities and shareholders’ equity	$1,000,968			$940,114
Net interest income (2)		$17,260			$16,113
Net interest spread			3.51%			3.55%
Net interest margin (2)			3.64%			3.67%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $177 and $162 for the six months ended June 30, 2014 and 2013, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

	For the three months ended June 30, 2014 vs. 2013			For the six months ended June 30, 2014 vs. 2013
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$15	$(9)	$6	$(29)	$(12)	$(41)
Securities	161	37	198	323	79	402
Loans	844	(616)	228	1,617	(999)	618
Total interest-earning assets	1,020	(588)	432	1,911	(932)	979

Interest expense:
Deposits
Interest-bearing demand deposits	50	(32)	18	88	(74)	14
Money market and savings	11	28	39	(11)	(36)	(47)
Time deposits	(25)	(1)	(26)	(106)	(26)	(132)
Total deposit interest expense	36	(5)	31	(29)	(136)	(165)
Other borrowings	-	(1)	(1)	-	(3)	(3)
Total interest expense	36	(6)	30	(29)	(139)	(168)
Net interest income	$984	$(582)	$402	$1,940	$(793)	$1,147

Net Interest Income

The Company’s total tax equivalent interest income increased $432,000, or 4.7%, to $9.7 million for the three months ended June 30, 2014 compared to $9.3 million for the three months ended June 30, 2013.  A $73.1 million increase in average loans receivable and a $25.5 million increase in average investment securities were partially offset by a 41 basis point decrease in loan yields for the three months ended June 30, 2014 as compared to June 30, 2013. For the six months ended June 30, 2014, total tax equivalent interest income increased $979,000, or 5.3%, to $19.5 million compared to the six months ended June 30, 2013.  The increases in average loans receivable of $69.2 million and average investment securities of $25.1 million was offset by a 33 basis point decrease in loan yields for the six months ended June 30, 2014 as compared to June 30, 2013.

The Company’s total interest expense remained flat at $1.1 million for the three months ended June 30, 2014 when compared to the three months ended June 30, 2013.  Total interest expense for the six months ended June 30, 2014 decreased $168,000, or 7.1%, to $2.2 million as compared to $2.4 million for the six months ended June 30, 2013.  Average deposit balances increased $87.1 million and $48.9 million for the three and six months ended June 30, 2014 respectively, as a result of the Company’s retail focused, customer service strategy, which emphasizes the gathering of low-cost core deposits and has enabled the Company to reduce its dependence on wholesale funding sources like higher cost internet-based certificates of deposit.  The average rate paid on interest-bearing deposits decreased 2 basis points to 0.47%, and 5 basis points to 0.47%, for the three and six months ended June 30, 2014, respectively, compared to 0.49% and 0.52% for the same prior year periods. Average time deposit balances declined $10.7 million and $23.6 million for the three and six months ended June 30, 2014, respectively, primarily as a result of the intentional effort to reduce balances of non-core, internet-based CDs.  Accordingly, rates on total interest-bearing liabilities decreased 3 and 6 basis points during the three and six months ended June 30, 2014, respectively.

The tax equivalent net interest margin decreased 28 basis points to 3.45% for the three months ended June 30, 2014, compared to 3.73% for the three months ended June 30, 2013. The decrease in the net interest margin during the three months ended June 30, 2014 was driven by an adjustment to interest income related to a non-performing loan and an increase in federal funds sold and other interest-earning assets during the period which generated a lower yield than loans and investment securities. The Company’s tax equivalent net interest income increased $402,000, or 4.9%, to $8.6 million for the three months ended June 30, 2014 as compared to $8.2 million for the three months ended June 30, 2013.  For the six months ended June 30, 2014, the tax equivalent net interest margin decreased 3 basis points to 3.64%, compared to 3.67% for the six months ended June 30, 2013 and the Company’s tax equivalent net interest income increased $1.1 million, or 7.1%, to $17.3 million for the six months ended June 30, 2014 as compared $16.1 million for the six months ended June 30, 2013.

Provision for Loan Losses

The Company recorded a $300,000 provision for loan losses for the three and six months ended June 30, 2014 compared to a $925,000 provision for the three and six months ended June 30, 2013.  The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.  The provision recorded for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 was driven by a reduction in the allowance for loan losses related to non-impaired loans evaluated collectively for impairment.  The decrease associated with loans collectively evaluated for impairment was driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of improved asset quality and lower charge-offs in recent years.

Non-Interest Income

Total non-interest income decreased $581,000 to $2.3 million for the three months ended June 30, 2014, compared to $2.9 million for the three months ended June 30, 2013.  For the six months ended June 30, 2014, total non-interest income decreased $894,000 to $4.2 million as compared to $5.1 million for the six months ended June 30, 2013.  The decreases were primarily due to a reduction in gains recognized on the sale of SBA loans for both the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013.

Non-Interest Expenses

Total non-interest expenses increased $901,000 to $10.0 million for the three months ended June 30, 2014 as compared to $9.1 million for the three months ended June 30, 2013.  For the six months ended June 30, 2014, total non-interest expenses increased $1.6 million to $19.8 million, compared to $18.2 million for the six months ended June 30, 2013.  For the six months ended June 30, 2014 as compared to the prior year period, salaries and benefits expense increased by $1.1 million driven primarily by annual merit increases and higher occupancy expenses increased by $459,000 related primarily to the Company’s growth strategy of adding and relocating stores.

Benefit for Income Taxes

The Company recorded a benefit for income taxes of $21,000 for the three months ended June 30, 2014, compared to a $24,000 benefit for the three months ended June 30, 2013.  For the six months ended June 30, 2014, the Company recorded a benefit of $62,000 compared to a benefit of $50,000 for the six months ended June 30, 2013.  The $62,000 benefit recorded during the first six months of 2014 was the net result of a tax provision in the amount of $332,000 calculated on the net profit generated during the period using the Company’s normal estimated tax rate, offset by an adjustment to the deferred tax asset valuation allowance in the amount of $394,000.  The effective tax rates for the three-month periods ended June 30, 2014 and 2013 were 25% and 29%, respectively, and for the six month periods ended June 30, 2014 and 2013 were 27% and 29%, respectively, excluding an adjustment to the deferred tax asset valuation allowance.

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

In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of June 30, 2014 and December 31, 2013.

When calculating an estimate for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carry forwards as defined in ASC 740. As a result of cumulative losses in recent years and the slow, ongoing recovery in the current economic environment, the Company did not use projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor. The Company will exclude future taxable income as a factor until it can show consistent and sustainable profitability.

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

The net deferred tax asset balance before consideration of a valuation allowance was $20.0 million as of June 30, 2014 and $21.4 million as of December 31, 2013.  After assessment of all available tax planning strategies, the Company determined that a partial valuation allowance in the amount of $14.9 million as of June 30, 2014 and $15.3 million as of December 31, 2013 should be recorded.

The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.  When the determination is made to include projections of future taxable income as a factor in recovering the deferred tax asset, the valuation allowance will be reduced accordingly resulting in a corresponding increase in net income.

Commitments, Contingencies and Concentrations

Financial instruments, whose contract amounts represent potential credit risk, were commitments to extend credit of approximately $132.7 million and $109.3 million, and standby letters of credit of approximately $3.5 million and $2.7 million, at June 30, 2014 and December 31, 2013, respectively. These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $132.7 million of commitments to extend credit at June 30, 2014 were committed as variable rate credit facilities.

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

Regulatory Matters

The following table presents the capital regulatory ratios for both Republic and the Company as of June 30, 2014, and December 31, 2013 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2014:
Total risk based capital
Republic	$120,471	13.92%	$69,214	8.00%	$86,517	10.00%
Company	141,248	16.31%	69,267	8.00%	-	-%
Tier one risk based capital
Republic	109,641	12.67%	34,607	4.00%	51,910	6.00%
Company	130,410	15.06%	34,633	4.00%	-	-%
Tier one leveraged capital
Republic	109,641	10.53%	41,637	4.00%	52,046	5.00%
Company	130,410	12.51%	41,687	4.00%	-	-%

At December 31, 2013:
Total risk based capital
Republic	$92,493	11.38%	$65,038	8.00%	$81,297	10.00%
Company	93,848	11.53%	65,092	8.00%	-	-%
Tier one leveraged capital
Republic	82,305	10.12%	32,519	4.00%	48,778	6.00%
Company	83,652	10.28%	32,546	4.00%	-	-%
Tier one leveraged capital
Republic	82,305	8.46%	38,921	4.00%	48,651	5.00%
Company	83,652	8.59%	38,971	4.00%	-	-%

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

The Company’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $83.1 million at June 30, 2014, compared to $35.9 million at December 31, 2013.  Loan maturities and repayments are another source of asset liquidity. At June 30, 2014, Republic estimated that more than $45.0 million of loans would mature or repay in the six-month period ending December 31, 2014. Additionally, the majority of its investment securities are available to satisfy liquidity requirements if necessary.  At June 30, 2014, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $136.2 million. Certificates of deposit scheduled to mature in one year totaled $53.1 million at June 30, 2014. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the Federal Home Loan Bank System (“FHLB”). The Company has established a line of credit with the FHLB of Pittsburgh with total borrowing capacity in the amount of $383.1 million as of June 30, 2014.  As of June 30, 2014 and December 31, 2013, the Company had no outstanding term borrowings with the FHLB.  The Company had no short-term borrowings at both June 30, 2014 and December 31, 2013.  The Company has also established a contingency line of credit of $10.0 million with Atlantic Central Bankers Bank (“ACBB”) to assist in managing its liquidity position. The Company had no amounts outstanding against the ACBB line of credit at both June 30, 2014 and December 31, 2013.

On April 22, 2014, the Company issued 11,842,106 shares of its common stock for an aggregate purchase price of $45.0 million.  The registration statement covering the resale of these shares by such investors was declared effective May 22, 2014 by the SEC.

Investment Securities Portfolio

At June 30, 2014, the Company identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consist primarily of U.S Government Agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), municipal securities, corporate bonds, asset-backed securities and pooled trust preferred securities (CDO).  Available-for-sale securities totaled $219.6 million and $204.9 million as of June 30, 2014 and December 31, 2013, respectively.  At June 30, 2014 and December 31, 2013, the portfolio had net unrealized losses of $1.2 million and $4.4 million, respectively.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others.  Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 million but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit, which was approximately $18.2 million at June 30, 2014.  Individual customers may have several loans often secured by different collateral.

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

The following table shows information concerning loan delinquency and non-performing assets as of the dates indicated (dollars in thousands):

	June 30, 2014	December 31, 2013
Loans accruing, but past due 90 days or more	$2,722	$-
Non-accrual loans	24,196	10,420
Total non-performing loans	26,918	10,420
Other real estate owned	3,637	4,059
Total non-performing assets	$30,555	$14,479

Non-performing loans as a percentage of total loans, net of unearned income	3.74%	1.53%
Non-performing assets as a percentage of total assets	2.87%	1.51%

Non-performing assets increased by $16.1 million to $30.6 million as of June 30, 2014, from $14.5 million at December 31, 2013.  Non-accrual loans increased by $13.8 million to $24.2 million as of June 30, 2014, from $10.4 million at December 31, 2013.  These increases were primarily driven by one loan in the amount of $13.0 million that became more than ninety days delinquent and was transferred to non-accrual status in the current quarter. A reserve for this loan was recorded during the fourth quarter of 2013 when it was initially downgraded to impaired status. Loans accruing, but past due 90 days or more were $2.7 million as of June 30, 2014, compared to $0 at December 31, 2013 which was driven by four loans which had reached maturity and were being extended or were in the process of collection as of June 30, 2014.  In addition to non-accrual loans, impaired loans also include loans that are currently performing but potential credit concerns with the borrowers’ financial condition have caused management to have doubts as to the ability of such borrowers to continue to comply with present repayment terms. At June 30, 2014 and December 31, 2013, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $184,000 and $21.5 million at June 30, 2014 and December 31, 2013, respectively; and (ii) 60 to 89 days past due, at June 30, 2014 and December 31, 2013, in the aggregate principal amount of $14.3 million and $7.0 million, respectively. Delinquent loans are currently in the process of collection and management believes they are supported by adequate collateral.

Other Real Estate Owned

The balance of other real estate owned decreased by $422,000 to $3.6 million at June 30, 2014 from $4.1 million at December 31, 2013 primarily due to writedowns on one foreclosed property during the first six months of 2014.

  The following table presents a reconciliation of other real estate owned for the six months ended June 30, 2014 and the year ended December 31, 2013:

(dollars in thousands)	June 30, 2014	December 31, 2013
Beginning Balance, January 1st	$4,059	$8,912
Additions	193	246
Valuation adjustments	(552)	(2,740)
Dispositions	(63)	(2,359)
Ending Balance	$3,637	$4,059

At June 30, 2014, the Company had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

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

An analysis of the allowance for loan losses for the six months ended June 30, 2014 and 2013, and the twelve months ended December 31, 2013 is as follows:

(dollars in thousands)	For the six months ended June 30, 2014	For the twelve months ended December 31, 2013	For the six months ended June 30, 2013

Balance at beginning of period	$12,263	$9,542	$9,542
Charge offs:
Commercial real estate	188	1,291	409
Construction and land development	20	60	55
Commercial and industrial	283	611	361
Owner occupied real estate	-	320	319
Consumer and other	10	75	75
Residential mortgage	-	-	-
Total charge offs	501	2,357	1,219
Recoveries:
Commercial real estate	-	54	54
Construction and land development	-	-	-
Commercial and industrial	1	63	5
Owner occupied real estate	-	-	-
Consumer and other	-	26	25
Residential mortgage	-	-	-
Total recoveries	1	143	84
Net charge offs	500	2,214	1,135
Provision for loan losses	300	4,935	925
Balance at end of period	$12,063	$12,263	$9,332

Average loans outstanding(1)	$696,805	$640,233	$627,628
As a percent of average loans:(1)
Net charge offs (annualized)	0.14%	0.35%	0.36%
Provision for loan losses (annualized)	0.09%	0.77%	0.29%
Allowance for loan losses	1.73%	1.92%	1.49%
Allowance for loan losses to:
Total loans, net of unearned income	1.68%	1.81%	1.46%
Total non performing loans	44.81%	117.69%	69.96%

(1)	Includes non-accruing loans.

The Company recorded a $300,000 provision for loan losses for the three and six months ended June 30, 2014 compared to a $925,000 provision for the three and six months ended June 30, 2013.  The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.  The provision recorded for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 was driven by a reduction in the allowance for loan losses related to non-impaired loans evaluated collectively for impairment.  The decrease associated with loans collectively evaluated for impairment was driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 44.81% at June 30, 2014, compared to 117.69% at December 31, 2013 and 69.96% at June 30, 2013. Total non-performing loans were $26.9 million, $10.4 million and $13.3 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.  The increase in non-performing loans was primarily driven by one loan that was transferred to non-performing status during the current period.  A reserve for this loan was recorded during the fourth quarter of 2013 when it was initially downgraded to impaired status. The increase in non-performing loans has caused a corresponding decrease in the coverage ratio at June 30, 2014.

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

Serious delinquency is often the first indicator of a potential charge-off. Reductions in appraised collateral values and deteriorating financial condition of borrowers and guarantors are factors considered when evaluating potential charge-offs. The likelihood of possible recoveries or improvements in a borrower’s financial condition are also assessed when considering a charge-off.  The Company recorded net charge-offs of $500,000 during the six month period ended June 30, 2014, compared to $1.1 million during the six month period ended June 30, 2013.

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $18.8 million at June 30, 2014 compared to $6.2 million at December 31, 2013.

The following table provides additional analysis of partially charged-off loans.

(dollars in thousands)	June 30, 2014	December 31, 2013
Total nonperforming loans	$26,918	$10,420
Nonperforming and impaired loans with partial charge-offs	18,800	6,236

Ratio of nonperforming loans with partial charge-offs to total loans	2.61%	0.92%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	69.84%	59.85%
Coverage ratio net of nonperforming loans with partial charge-offs	64.16%	196.65%

The Company’s charge-off policy is reviewed on an annual basis and updated as necessary.  During the six month period ended June 30, 2014, there were no changes made to this policy.

Recent Accounting Pronouncements

ASU 2014-04

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure – a consensus of the FASB Emerging Issues Task Force.”  The guidance clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.  For public business entities, the ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the ASU is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015.  The Company does not believe the adoption of the amendment to this guidance will have a material impact on the consolidated financial statements.

ASU 2014-09

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40).”  The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification.  For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016.  The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2014 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended June 30, 2014.

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Form 10-Q for the quarter ended March 31, 2014.  The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K and Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Exhibit Number	Description	Location

3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 8-K filed May 13, 2010

3.2	Amended and Restated By-Laws of Republic First Bancorp, Inc.	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)
10.1	Form of Investment Agreement	Incorporated by reference to Form 8-K filed April 22, 2014
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed herewith

32.1	Section 1350 Certification of Harry D. Madonna	Furnished herewith

32.2	Section 1350 Certification of Frank A. Cavallaro	Furnished herewith

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii)  Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (v) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014  and 2013, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: August 6, 2014	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer (principal executive officer)

Date: August 6, 2014	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)