Form 10-Q
period 2014-09-30
REPUBLIC FIRST BANCORP INC
filed 2014-11-07
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2014.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____.

Commission File Number:  000-17007

Republic First Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2486815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South 16th Street, Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	37,815,003
Title of Class	Number of Shares Outstanding as of November 6, 2014

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Part I: Financial Information		Page

Item 1.	Financial Statements
	Consolidated balance sheets as of September 30, 2014 and December 31, 2013 (unaudited)	1

Consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (unaudited)
Consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 (unaudited)
		2 3
	Consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 (unaudited)	4
	Consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2014 and 2013 (unaudited)	5
	Notes to consolidated financial statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52

Item 4.	Controls and Procedures	53

Part II: Other Information

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Mine Safety Disclosures	54

Item 5.	Other Information	54

Item 6.	Exhibits	55

Signatures		56

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2014 and December 31, 2013
(Dollars in thousands, except per share data)
(unaudited)
	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$13,546	$12,525
Interest bearing deposits with banks	88,917	23,355
Federal funds sold	3,381	-
Cash and cash equivalents	105,844	35,880

Investment securities available for sale, at fair value	158,830	204,891
Investment securities held to maturity, at amortized cost (fair value of $68,646 and $21, respectively)	68,991	21
Restricted stock, at cost	1,725	1,570
Loans held for sale	789	4,931
Loans receivable (net of allowance for loan losses of $12,216 and $12,263, respectively)	739,817	667,048
Premises and equipment, net	29,767	22,748
Other real estate owned, net	3,775	4,059
Accrued interest receivable	3,282	3,049
Other assets	17,896	17,468
Total Assets	$1,130,716	$961,665

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$216,642	$157,806
Demand – interest bearing	224,102	230,221
Money market and savings	471,199	402,671
Time deposits	78,132	78,836
Total Deposits	990,075	869,534
Accrued interest payable	300	237
Other liabilities	6,272	6,519
Subordinated debt	22,476	22,476
Total Liabilities	1,019,123	898,766

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued	-	-
Common stock, par value $0.01 per share: 50,000,000 shares authorized; shares issued 38,343,848 as of September 30, 2014 and 26,501,742 as of December 31, 2013	383	265
Additional paid in capital	152,122	107,078
Accumulated deficit	(36,119)	(37,708)
Treasury stock at cost (503,408 shares as of September 30, 2014 and 416,303 shares as of December 31, 2013)	(3,725)	(3,099)
Stock held by deferred compensation plan (25,437 shares as of September 30, 2014 and 112,542 shares as of December 31, 2013)	(183)	(809)
Accumulated other comprehensive loss	(885)	(2,828)
Total Shareholders’ Equity	111,593	62,899
Total Liabilities and Shareholders’ Equity	$1,130,716	$961,665

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on taxable loans	$8,914	$8,060	$25,381	$23,888
Interest and fees on tax-exempt loans	86	86	252	266
Interest and dividends on taxable investment securities	1,260	1,097	3,689	3,187
Interest and dividends on tax-exempt investment securities	96	56	258	177
Interest on federal funds sold and other interest-earning assets	45	40	107	143
Total interest income	10,401	9,339	29,687	27,661
Interest expense:
Demand- interest bearing	220	213	636	615
Money market and savings	509	425	1,392	1,355
Time deposits	189	197	540	680
Other borrowings	277	278	830	834
Total interest expense	1,195	1,113	3,398	3,484
Net interest income	9,206	8,226	26,289	24,177
Provision for loan losses	300	250	600	1,175
Net interest income after provision for loan losses	8,906	7,976	25,689	23,002
Non-interest income:
Loan advisory and servicing fees	388	446	1,291	1,220
Gain on sales of SBA loans	614	1,106	2,814	3,863
Service fees on deposit accounts	316	270	896	769
Legal settlements	-	-	-	238
Gain on sale of investment securities	-	-	458	703
Other-than-temporary impairment	-	-	21	-
Portion recognized in other comprehensive income (before taxes)	-	-	(28)	-
Net impairment loss on investment securities	-	-	(7)	-
Bank owned life insurance income	-	-	-	13
Other non-interest income	53	70	138	199
Total non-interest income	1,371	1,892	5,590	7,005
Non-interest expenses:
Salaries and employee benefits	5,074	4,486	14,942	13,276
Occupancy	1,039	941	3,104	2,661
Depreciation and amortization	710	671	1,779	1,626
Legal	283	544	982	1,411
Other real estate owned	376	745	1,062	1,771
Advertising	91	103	453	321
Data processing	336	299	990	715
Insurance	148	155	427	466
Professional fees	330	358	1,160	1,040
Regulatory assessments and costs	258	327	791	912
Taxes, other	171	63	620	566
Legal settlement	-	1,875	-	1,875
Other operating expenses	1,170	1,541	3,448	3,654
Total non-interest expense	9,986	12,108	29,758	30,294
Income (loss) before benefit for income taxes	291	(2,240)	1,521	(287)
Benefit for income taxes	(6)	(18)	(68)	(68)
Net income (loss)	$297	$(2,222)	$1,589	$(219)
Net income (loss) per share:
Basic	$0.01	$(0.09)	$0.05	$(0.01)
Diluted	$0.01	$(0.09)	$0.05	$(0.01)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2014 and 2013
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$297	$(2,222)	$1,589	$(219)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities (pre-tax $(244), $(220), $3,422, and $(3,717), respectively)	(156)	(141)	2,194	(2,383)
Reclassification adjustment for securities gains (pre-tax $-, $-, $458, and $703, respectively)	-	-	(293)	(450)
Reclassification adjustment for impairment charge (pre-tax $-, $-, $7, and $-, respectively)	-	-	4	-
Net unrealized holding gains (losses) on securities transferred between available-for-sale and held-to-maturity:
Amortization of net unrealized holding losses to income during the period (pre-tax $60, $-, $60, $-, respectively)	38	-	38	-

Total other comprehensive income (loss)	(118)	(141)	1,943	(2,833)

Total comprehensive income (loss)	$179	$(2,363)	$3,532	$(3,052)

 (See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013
(Dollars in thousands)
(unaudited)
	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$1,589	$(219)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	600	1,175
Loss (gain) on sale of other real estate owned	9	(229)
Write down of other real estate owned	667	1,442
Depreciation and amortization	1,779	1,626
Stock based compensation	309	237
Gain on sale and call of investment securities	(458)	(703)
Impairment charges on investment securities	7	-
Amortization of premiums on investment securities	414	613
Proceeds from sales of SBA loans originated for sale	29,485	39,519
SBA loans originated for sale	(22,529)	(42,704)
Gains on sales of SBA loans originated for sale	(2,814)	(3,863)
Increase in value of bank owned life insurance	-	(13)
Increase in accrued interest receivable and other assets	(1,747)	(2,129)
Net (decrease) increase in accrued interest payable and other liabilities	(184)	723
Net cash provided by (used in) operating activities	7,127	(4,525)

Cash flows from investing activities
Purchase of investment securities available for sale	(46,823)	(50,054)
Proceeds from the sale of securities available for sale	5,700	7,946
Proceeds from the maturity or call of securities available for sale	20,114	27,315
Proceeds from the maturity or call of securities held to maturity	1,166	-
Net (purchase) redemption of restricted stock	(155)	2,246
Net increase in loans	(73,852)	(34,595)
Net proceeds from sale of other real estate owned	91	1,994
Surrender proceeds on bank owned life insurance	-	10,503
Premises and equipment expenditures	(8,798)	(831)
Net cash used in investing activities	(102,557)	(35,476)

Cash flows from financing activities
Net proceeds from stock offering	44,853	-
Net increase (decrease) in demand, money market and savings deposits	121,245	(4,041)
Net decrease in time deposits	(704)	(39,657)
Net cash provided by (used in) financing activities	165,394	(43,698)

Net increase (decrease) in cash and cash equivalents	69,964	(83,699)
Cash and cash equivalents, beginning of year	35,880	128,004
Cash and cash equivalents, end of period	$105,844	$44,305

Supplemental disclosures:
Interest paid	$3,335	$3,476
Income taxes paid	$70	$185
Non-cash transfers from loans to other real estate owned	$483	$246
Transfer of available-for-sale securities to held-to-maturity securities	$70,118	$-

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2014 and 2013
(Dollars in thousands)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance January 1, 2014	$265	$107,078	$(37,708)	$(3,099)	$(809)	$(2,828)	$62,899

Net income			1,589				1,589
Other comprehensive income, net of tax						1,943	1,943
Proceeds from shares issued under common stock offering (11,842,106 shares) net of offering costs (pre-tax $147)	118	44,735					44,853
Stock based compensation		309					309
Transfer from deferred compensation
plan to treasury stock (87,105 shares)				(626)	626		-

Balance September 30, 2014	$383	$152,122	$(36,119)	$(3,725)	$(183)	$(885)	$111,593

Balance January 1, 2013	$265	$106,753	$(34,228)	$(3,099)	$(809)	$1,020	$69,902

Net loss			(219)				(219)
Other comprehensive loss, net of tax						(2,833)	(2,833)
Stock based compensation		237					237

Balance September 30, 2013	$265	$106,990	$(34,447)	$(3,099)	$(809)	$(1,813)	$67,087

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The Company has evaluated subsequent events through the date of issuance of the financial data included herein.

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

In evaluating the Company’s ability to recover deferred tax assets, management considers all available positive and negative evidence.   Management also makes assumptions on the amount of future taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require management to make judgments that are consistent with the plans and estimates used to manage the Company’s business.  As a result of cumulative losses in recent years including 2011, 2012, 2013, and the nine month period ended September 30, 2014 and the uncertain nature of recovery in the current economic environment, the Company has decided to currently exclude future taxable income from its analysis of the ability to recover deferred tax assets and has recorded a valuation allowance against its deferred tax assets.  An increase or decrease in the valuation allowance would result in an adjustment to income tax expense in the period and could have a significant impact on the Company’s future earnings.

      Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  The Plan became effective on November 14, 1995, and was amended and approved at the Company’s 2005 annual meeting of shareholders.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of September 30, 2014, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of the grant.  Options granted pursuant to the Plan vest within one to four years and have a maximum term of 10 years.  The Plan terminates pursuant to its terms on November 14, 2015.

On April 29, 2014, the Company’s shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants.

During the nine months ended September 30, 2014, 360,900 options were granted under the Plan with a weighted average grant date fair value of $576,185. There were no options granted under the 2014 Plan.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2014 and 2013 are as follows:

	2014	2013
Dividend yield(1)	0.0%	0.0%
Expected volatility(2)	55.79% to 57.99%	54.88% to 55.08%
Risk-free interest rate(3)	1.51% to 2.26%	1.28% to 2.02%
Expected life(4)	5.5 to 7.0 years	7.0 years

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

During the nine months ended September 30, 2014 and 2013, 206,825 options and 127,287 options vested, respectively.  Expense is recognized ratably over the period required to vest.  At September 30, 2014, the intrinsic value of the 1,502,774 options outstanding was $1,207,234, while the intrinsic value of the 452,261 exercisable (vested) options was $206,121. During the nine months ended September 30, 2014, 73,656 options were forfeited with a weighted average grant date fair value of $27,365.

Information regarding stock based compensation for the nine months ended September 30, 2014 and 2013 is set forth below:

	2014	2013
Stock based compensation expense recognized	$309,000	$237,000
Number of unvested stock options	1,050,513	893,563
Fair value of unvested stock options	$1,552,934	$1,210,840
Amount remaining to be recognized as expense	$812,979	$597,709

The remaining amount of $812,979 will be recognized as expense through September 2018.

Earnings per Share

Earnings per share (“EPS”) consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s Plan and 2014 Plan and convertible securities related to the trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to net income. For the three and nine months ended September 30, 2014 and 2013, the effect of CSEs (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculation.

The calculation of EPS for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss) (basic and diluted)	$297	$(2,222)	$1,589	$(219)

Weighted average shares outstanding	37,815	25,973	33,025	25,973
Net income (loss) per share – basic	$0.01	$(0.09)	$0.05	$(0.01)
Weighted average shares outstanding (including dilutive CSEs)	38,253	25,973	33,399	25,973
Net income (loss) per share – diluted	$0.01	$(0.09)	$0.05	$(0.01)

Recent Accounting Pronouncements

ASU 2014-04

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure – a consensus of the FASB Emerging Issues Task Force.”  The guidance clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.  For public business entities, the ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the ASU is effective for annual periods beginning after December 15, 2014, and interim periods within those annual periods.  The Company does not believe the adoption of the amendment to this guidance will have a material impact on the consolidated financial statements.

ASU 2014-09

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40).”  The purpose of this guidance is to clarify the principles for recognizing revenue.  The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification.  For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016.  The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.

ASU 2014-14

      In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure - a consensus of the FASB Emerging Issues Task Force.”  The amendments in this update address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that meet certain conditions to "other receivables" upon foreclosure, rather than reclassifying them to other real estate owned (OREO). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor. The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For all other entities, the amendments are effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.

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

Note 5:  Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at September 30, 2014 and December 31, 2013 is as follows:

	At September 30, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized mortgage obligations	$83,145	$326	$(346)	$83,125
Mortgage-backed securities	12,832	611	(56)	13,387
Municipal securities	12,246	348	(41)	12,553
Corporate bonds	26,908	818	-	27,726
Asset-backed securities	18,532	204	-	18,736
Trust preferred securities	5,261	-	(2,082)	3,179
Other securities	115	9	-	124
Total securities available for sale	$159,039	$2,316	$(2,525)	$158,830

U.S. Government agencies	$1	$-	$-	$1
Collateralized mortgage obligations	68,970	123	(468)	68,625
Other securities	20	-	-	20
Total securities held to maturity	$68,991	$123	$(468)	$68,646

	At December 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized mortgage obligations	$127,242	$665	$(4,467)	$123,440
Mortgage-backed securities	15,669	623	(111)	16,181
Municipal securities	9,737	68	(162)	9,643
Corporate bonds	32,174	1,079	-	33,253
Asset-backed securities	19,089	318	-	19,407
Trust preferred securities	5,277	-	(2,427)	2,850
Other securities	115	2	-	117
Total securities available for sale	$209,303	$2,755	$(7,167)	$204,891

U.S. Government agencies	$1	$-	$-	$1
Other securities	20	-	-	20
Total securities held to maturity	$21	$-	$-	$21

      The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at September 30, 2014 is as follows:

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$14,979	$15,211	$-	$-
After 1 year to 5 years	63,314	63,848	41,733	41,676
After 5 years to 10 years	69,020	67,598	27,258	26,970
After 10 years	11,726	12,173	-	-
Total	$159,039	$158,830	$68,991	$68,646

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

As of September 30, 2014 and December 31, 2013, the collateralized mortgage obligations and mortgage backed securities included in the investment securities portfolio consist solely of securities issued by U.S. government sponsored agencies.  There were no private label mortgage securities held in the investment securities portfolio as of those dates. The Company did not hold any mortgage-backed securities that were rated “Alt-A” or “Subprime” as of September 30, 2014 and December 31, 2013.  In addition, the Company did not hold any private issued collateralized mortgage obligations (“CMOs”) as of September 30, 2014 and December 31, 2013.  As of September 30, 2014 and December 31, 2013, the asset-backed securities consisted solely of Sallie Mae bonds collateralized by student loans which are guaranteed by the U.S. Department of Education.

In instances when a determination is made that an other-than-temporary impairment exists with respect to a debt security but the investor does not intend to sell the debt security and it is more likely than not that the investor will not be required to sell the debt security prior to its anticipated recovery, accounting standards require the other-than-temporary impairment to be separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income. Impairment charges (credit losses) on trust preferred securities for the nine months ended September 30, 2014 amounted to $7,000. There were no impairment charges (credit losses) on trust preferred securities during the three month period ended September 30, 2014 or the three and nine month periods ended September 30, 2013.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at September 30, 2014 and 2013 for which a portion of OTTI was recognized in other comprehensive income:
(dollars in thousands)	2014	2013

Beginning Balance, January 1st	$3,959	$3,959
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	7	-
Reductions for securities paid off during the period	-	-
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company
intends to sell the security	-	-
Ending Balance, September 30th	$3,966	$3,959

The Company realized gross gains on the sale of securities of $458,000 during the nine months ended September 30, 2014.  The related sale proceeds amounted to $5.7 million.  The tax provision applicable to these gross gains in 2014 amounted to approximately $165,000. The Company realized gross gains on the sale of securities of $703,000 during the nine months ended September 30, 2013.  The related sale proceeds amounted to $7.9 million.  The tax provision applicable to these gross gains in 2013 amounted to approximately $253,000. The tax provisions applicable to the gains in both nine month periods were offset by an adjustment to the deferred tax asset valuation allowance.

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	At September 30, 2014
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$50,551	$480	$30,221	$334	$80,772	$814
Mortgage-backed securities	1,461	9	1,075	47	2,536	56
Municipal securities	-	-	1,384	41	1,384	41
Trust preferred securities	-	-	3,179	2,082	3,179	2,082
Total	$52,012	$489	$35,859	$2,504	$87,871	$2,993

	At December 31, 2013
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$73,137	$3,923	$8,697	$544	$81,834	$4,467
Mortgage-backed securities	1,450	41	1,123	70	2,573	111
Municipal Securities	5,108	162	-	-	5,108	162
Trust preferred securities	-	-	2,850	2,427	2,850	2,427
Total	$79,695	$4,126	$12,670	$3,041	$92,365	$7,167

The impairment of the investment portfolio amounted to $3.0 million on securities with a total fair value of $87.9 million at September 30, 2014.  The most significant components of this impairment are related to the CMOs and the trust preferred securities held in the portfolio.  The unrealized losses on the CMOs are primarily related to the recent movement in market interest rates rather than the underlying credit quality of the issuers.  The Company does not currently intend to sell these securities prior to maturity or the recovering the cost bases and does not believe it will be forced to sell these securities prior to maturity or recovering the cost bases.

At September 30, 2014, the investment portfolio included thirty-two CMOs with a total market value of $151.8 million.  Sixteen of these securities carried an unrealized loss at September 30, 2014.  At September 30, 2014, the investment portfolio included forty-two mortgage-backed securities with a total market value of $13.4 million.  Two of these securities carried an unrealized loss at September 30, 2014.  Management found no evidence of OTTI on any of these securities and the unrealized losses are due to changes in fair value resulting from changes in market interest rates and are considered temporary as of September 30, 2014.

The unrealized losses on the trust preferred securities are primarily the result of the secondary market for such securities becoming inactive and are also considered temporary at this time.

 The following table provides additional detail about trust preferred securities held in the portfolio as of September 30, 2014.
(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2014 and beyond	Cumulative OTTI Life to Date
Preferred Term Securities IV	Mezzanine Notes	$49	$40	$(9)	B1	6	18%	0.31%	$-
Preferred Term Securities VII	Mezzanine Notes	979	809	(170)	D	11	54	0.35	2,173
TPREF Funding II	Class B Notes	732	379	(353)	C	17	41	0.35	267
TPREF Funding III	Class B2 Notes	1,521	775	(746)	C	15	36	0.27	480
Trapeza CDO I, LLC	Class C1 Notes	556	324	(232)	C	8	49	0.30	470
ALESCO Preferred Funding IV	Class B1 Notes	604	414	(190)	C	40	8	0.32	396
ALESCO Preferred Funding V	Class C1 Notes	820	438	(382)	C	41	15	0.33	180
Total		$5,261	3,179	$(2,082)		138	30%		$3,966

At September 30, 2014, the investment portfolio included twenty-two municipal securities with a total market value of $12.6 million.  One of these securities carried an unrealized loss at September 30, 2014.  Each of the municipal securities is reviewed quarterly for impairment. Research on each issuer is completed to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania where eleven municipal securities had a market value of $6.4 million.  As of September 30, 2014, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio.

In July 2014, thirteen CMOs with a fair value of $70.1 million that were previously classified as available-for-sale were transferred to the held-to-maturity category.  These securities were transferred at fair value.  Unrealized losses of $1.2 million associated with the transferred securities will remain in other comprehensive income and be amortized as an adjustment to yield over the remaining life of those securities.  At September 30, 2014, the fair market value of the securities transferred to held-for-maturity is $68.6 million and the unrealized losses are $1.5 million.

Note 6:  Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major categories as of September 30, 2014, and December 31, 2013:

(dollars in thousands)	September 30, 2014	December 31, 2013

Commercial real estate	$366,611	$342,794
Construction and land development	38,236	23,977
Commercial and industrial	134,340	118,209
Owner occupied real estate	172,642	160,229
Consumer and other	38,365	31,981
Residential mortgage	2,314	2,359
Total loans receivable	752,508	679,549
Deferred costs (fees)	(475)	(238)
Allowance for loan losses	(12,216)	(12,263)
Net loans receivable	$739,817	$667,048

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans.

       The following table summarizes information with regard to impaired loans by loan portfolio class as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$6,528	$6,533	$-	$6,850	$6,971	$-
Construction and land development	61	158	-	902	4,076	-
Commercial and industrial	3,487	6,635	-	2,043	2,882	-
Owner occupied real estate	827	827	-	542	862	-
Consumer and other	437	711	-	453	711	-
Total	$11,340	$14,864	$-	$10,790	$15,502	$-

With an allowance recorded
Commercial real estate	$13,119	$13,245	$3,856	$13,044	$13,044	$3,679
Construction and land development	516	3,741	211	716	3,867	237
Commercial and industrial	2,432	2,718	1,276	4,889	7,634	1,254
Owner occupied real estate	3,877	3,879	838	2,891	2,891	430
Consumer and other	-	-	-	203	210	10
Total	$19,944	$23,583	$6,181	$21,743	$27,646	$5,610

Total
Commercial real estate	$19,647	$19,778	$3,856	$19,894	$20,015	$3,679
Construction and land development	577	3,899	211	1,618	7,943	237
Commercial and industrial	5,919	9,353	1,276	6,932	10,516	1,254
Owner occupied real estate	4,704	4,706	838	3,433	3,753	430
Consumer and other	437	711	-	656	921	10
Total	$31,284	$38,447	$6,181	$32,533	$43,148	$5,610

The following table presents additional information regarding the Company’s impaired loans for the three months ended September 30, 2014 and September 30, 2013:

	Three Months Ended September 30,
	2014		2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$6,578	$88	$12,063	$178
Construction and land development	229	-	1,421	3
Commercial and industrial	3,290	10	3,034	7
Owner occupied real estate	806	2	465	4
Consumer and other	457	-	538	-
Total	$11,360	$100	$17,521	$192

With an allowance recorded:
Commercial real estate	$13,150	$(3)	$1,925	$10
Construction and land development	551	-	545	-
Commercial and industrial	2,851	-	3,392	14
Owner occupied real estate	3,686	26	3,013	37
Consumer and other	17	-	163	-
Total	$20,255	$23	$9,038	$61

Total:
Commercial real estate	$19,728	$85	$13,988	$188
Construction and land development	780	-	1,966	3
Commercial and industrial	6,141	10	6,426	21
Owner occupied real estate	4,492	28	3,478	41
Consumer and other	474	-	701	-
Total	$31,615	$123	$26,559	$253

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $232,000 and $113,000 for the three months ended September 30, 2014 and 2013, respectively.

The following table presents additional information regarding the Company’s impaired loans for the nine months ended September 30, 2014 and September 30, 2013:

	Nine Months Ended September 30,
	2014		2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$6,682	$300	$15,865	$599
Construction and land development	563	-	2,217	32
Commercial and industrial	2,896	11	2,968	18
Owner occupied real estate	762	4	299	4
Consumer and other	495	1	700	1
Total	$11,398	$316	$22,049	$654

With an allowance recorded:
Commercial real estate	$13,216	$5	$4,565	$71
Construction and land development	617	-	445	-
Commercial and industrial	3,691	-	3,628	42
Owner occupied real estate	3,304	96	3,201	110
Consumer and other	51	-	87	-
Total	$20,879	$101	$11,926	$223

Total:
Commercial real estate	$19,898	$305	$20,430	$670
Construction and land development	1,180	-	2,662	32
Commercial and industrial	6,587	11	6,596	60
Owner occupied real estate	4,066	100	3,500	114
Consumer and other	546	1	787	1
Total	$32,277	$417	$33,975	$877

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $774,000 and $480,000 for the nine months ended September 30, 2014 and 2013, respectively.

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three and nine months ended September 30, 2014 and 2013:
(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended September 30, 2014
Allowance for loan losses:

Beginning balance:	$6,776	$1,024	$2,791	$1,129	$220	$13	$110	$12,063
Charge-offs	(176)	(83)	(152)	-	-	-	-	(411)
Recoveries	-	213	51	-	-	-	-	264
Provisions (credits)	98	(25)	(165)	436	6	-	(50)	300

Ending balance	$6,698	$1,129	$2,525	$1,565	$226	$13	$60	$12,216

Three months ended September 30, 2013
Allowance for loan losses:

Beginning balance:	$3,581	$2,502	$1,997	$986	$191	$14	$61	$9,332
Charge-offs	(882)	(5)	-	(2)	-	-	-	(889)
Recoveries	-	-	10	-	1	-	-	11
Provisions (credits)	41	(473)	(174)	(17)	20	-	853	250

Ending balance	$2,740	$2,024	$1,833	$967	$212	$14	$914	$8,704

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Nine months ended September 30, 2014
Allowance for loan losses:

Beginning balance:	$6,454	$1,948	$2,309	$985	$225	$14	$328	$12,263
Charge-offs	(364)	(103)	(435)	-	(10)	-	-	(912)
Recoveries	-	213	52	-	-	-	-	265
Provisions (credits)	608	(929)	599	580	11	(1)	(268)	600

Ending balance	$6,698	$1,129	$2,525	$1,565	$226	$13	$60	$12,216

Nine months ended September 30, 2013
Allowance for loan losses:

Beginning Balance:	$3,979	$1,273	$1,880	$1,967	$234	$17	$192	$9,542
Charge-offs	(1,291)	(60)	(361)	(321)	(75)	-	-	(2,108)
Recoveries	54	-	15	-	26	-	-	95
Provisions (credits)	(2)	811	299	(679)	27	(3)	722	1,175

Ending balance	$2,740	$2,024	$1,833	$967	$212	$14	$914	$8,704

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of September 30, 2014 and December 31, 2013:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

September 30, 2014
Allowance for loan losses:
Individually evaluated for impairment	$3,856	$211	$1,276	$838	$-	$-	$-	$6,181
Collectively evaluated for impairment	2,842	918	1,249	727	226	13	60	6,035
Total allowance for loan losses	$6,698	$1,129	$2,525	$1,565	$226	$13	$60	$12,216

Loans receivable:
Loans evaluated individually	$19,647	$577	$5,919	$4,704	$437	$-	$-	$31,284
Loans evaluated collectively	346,964	37,659	128,421	167,938	37,928	2,314	-	721,224
Total loans receivable	$366,611	$38,236	$134,340	$172,642	$38,365	$2,314	$-	$752,508

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total
December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$3,679	$237	$1,254	$430	$10	$-	$-	$5,610
Collectively evaluated for impairment	2,775	1,711	1,055	555	215	14	328	6,653
Total allowance for loan losses	$6,454	$1,948	$2,309	$985	$225	$14	$328	$12,263

Loans receivable:
Loans evaluated individually	$19,894	$1,618	$6,932	$3,433	$656	$-	$-	$32,533
Loans evaluated collectively	322,900	22,359	111,277	156,796	31,325	2,359	-	647,016
Total loans receivable	$342,794	$23,977	$118,209	$160,229	$31,981	$2,359	$-	$679,549

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2014 and December 31, 2013:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At September 30, 2014
Commercial real estate	$15,714	$-	$14,674	$30,388	$336,223	$366,611	$131
Construction and land development	-	-	577	577	37,659	38,236	-
Commercial and industrial	1,371	-	5,028	6,399	127,941	134,340	-
Owner occupied real estate	605	-	2,459	3,064	169,578	172,642	-
Consumer and other	31	-	437	468	37,897	38,365	-
Residential mortgage	-	-	-	-	2,314	2,314	-
Total	$17,721	$-	$23,175	$40,896	$711,612	$752,508	$131

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2013
Commercial real estate	$19,707	$5,635	$1,104	$26,446	$316,348	$342,794	$-
Construction and land development	-	-	1,618	1,618	22,359	23,977	-
Commercial and industrial	951	71	6,837	7,859	110,350	118,209	-
Owner occupied real estate	808	1,281	205	2,294	157,935	160,229	-
Consumer and other	38	-	656	694	31,287	31,981	-
Residential mortgage	-	-	-	-	2,359	2,359	-
Total	$21,504	$6,987	$10,420	$38,911	$640,638	$679,549	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2014 and December 31, 2013:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At September 30, 2014:
Commercial real estate	$328,556	$17,870	$20,185	$-	$366,611
Construction and land development	37,659	-	577	-	38,236
Commercial and industrial	127,572	720	6,048	-	134,340
Owner occupied real estate	166,376	1,562	4,704	-	172,642
Consumer and other	37,595	75	695	-	38,365
Residential mortgage	2,314	-	-	-	2,314
Total	$700,072	$20,227	$32,209	$-	$752,508

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2013:
Commercial real estate	$305,974	$16,372	$20,448	$-	$342,794
Construction and land development	22,359	-	1,618	-	23,977
Commercial and industrial	110,629	611	6,969	-	118,209
Owner occupied real estate	155,648	1,485	3,096	-	160,229
Consumer and other	30,993	75	913	-	31,981
Residential mortgage	2,359	-	-	-	2,359
Total	$627,962	$18,543	$33,044	$-	$679,549

Risk ratings for these loans are periodically reviewed by an internal loan review committee as well as federal and state bank regulatory agencies.

The following table shows non-accrual loans by class as of September 30, 2014 and December 31, 2013:

(dollars in thousands)	September 30, 2014	December 31, 2013
Commercial real estate	$14,543	$1,104
Construction and land development	577	1,618
Commercial and industrial	5,028	6,837
Owner occupied real estate	2,459	205
Consumer and other	437	656
Residential mortgage	-	-
Total	$23,044	$10,420

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

The following table summarizes the balance of outstanding TDRs at September 30, 2014 and December 31, 2013:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
September 30, 2014
Commercial real estate	-	$-	$-	$-
Construction and land development	-	-	-	-
Commercial and industrial	1	-	2,173	2,173
Owner occupied real estate	1	1,866	-	1,866
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	2	$1,866	$2,173	$4,039

December 31, 2013
Commercial real estate	1	$103	$-	$103
Construction and land development	-	-	-	-
Commercial and industrial	1	-	2,188	2,188
Owner occupied real estate	1	1,894	-	1,894
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	3	$1,997	$2,188	$4,185

All TDRs are considered impaired and are therefore individually evaluated for impairment in the calculation of the allowance for loan losses.  Some TDRs may not ultimately result in the full collection of principal and interest as restructured and could lead to potential incremental losses.  These potential incremental losses would be factored into our estimate of the allowance for loan losses.  The level of any subsequent defaults will likely be affected by future economic conditions.  There were no loan modifications that were considered TDRs during the three and nine months ended September 30, 2014 and 2013.

After a loan is determined to be a TDR, we continue to track its performance under the most recent restructured terms.  One loan classified as a TDR subsequently paid off during the three months ended March 31, 2014.  One loan classified as a TDR subsequently defaulted during the year ended December 31, 2013.  There were no TDRs that subsequently defaulted during the three and nine months ended September 30, 2014 and 2013.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

September 30, 2014

Collateralized mortgage obligations	$83,125	$-	$83,125	$-
Mortgage-backed securities	13,387	-	13,387	-
Municipal securities	12,553	-	12,553	-
Corporate bonds	27,726	-	24,720	3,006
Asset-backed securities	18,736	-	18,736	-
Trust Preferred Securities	3,179	-	-	3,179
Other securities	124	-	124	-
Securities Available for Sale	$158,830	$-	$152,645	$6,185

December 31, 2013

Collateralized mortgage obligations	$123,440	$-	$123,440	$-
Mortgage-backed securities	16,181	-	16,181	-
Municipal securities	9,643	-	9,643	-
Corporate bonds	33,253	-	30,247	3,006
Asset-backed securities	19,407	-	19,407	-
Trust Preferred Securities	2,850	-	-	2,850
Other securities	117	-	117	-
Securities Available for Sale	$204,891	$-	$199,035	$5,856

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013

Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, July 1st	$2,977	$3,006	$3,162	$3,006
Unrealized gains (losses)	212	-	308	-
Paydowns	(10)	-	(422)	-
Impairment charges on Level 3	-	-	-	-
Balance, September 30th	$3,179	$3,006	$3,048	$3,006

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013

Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1st	$2,850	$3,006	$3,187	$3,007
Unrealized gains (losses)	346	-	301	(1)
Paydowns	(10)	-	(440)	-
Impairment charges on Level 3	(7)	-	-	-
Balance, September 30th	$3,179	$3,006	$3,048	$3,006

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
September 30, 2014:
Impaired loans	$15,529	$-	$-	$15,529
Other real estate owned	1,560	-	-	1,560
SBA servicing assets	4,040	-	-	4,040

December 31, 2013:
Impaired loans	$17,474	$-	$-	$17,474
Other real estate owned	3,921	-	-	3,921
SBA servicing assets	3,477	-	-	3,477

The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range Weighted Average

September 30, 2014:

Impaired loans	$15,529	Fair Value of Collateral (1)	Appraised Value (2)	0% - 78%(30%) (4)

Other real estate owned	$1,560	Fair Value of Collateral (1)	Appraised Value (2) Sales Price	8% - 38%(27%)(4)
SBA Servicing Assets	$4,040	Fair Value	Individual Loan Valuation (3)	(3)

December 31, 2013:
Impaired loans	$17,474	Fair Value of Collateral (1)	Appraised Value (2)	0% - 40%(23%) (4)

Other real estate owned	$3,921	Fair Value of Collateral (1)	Appraised Value (2) Sales Price	4% - 77%(17%) (4)
SBA Servicing Assets	$3,477	Fair Value	Individual Loan Valuation (3)	(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	There is a lack of transactional data in this market place for the non-guaranteed portion of SBA loans.
(4)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

The following table presents an analysis of the activity in the SBA servicing assets for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Beginning balance	$4,067	$2,904	$3,477	$2,340
Additions	158	283	733	911
Fair value adjustments	(185)	(112)	(170)	(176)
Ending balance	$4,040	$3,075	$4,040	$3,075

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013.

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

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of September 30, 2014 and December 31, 2013. Financial information on the issuers was also obtained from Bloomberg, the FDIC, and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty than would otherwise exist.

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

Also included in Level 3 investment securities classified as available for sale is a corporate bond since the bond is not actively traded.  Impairment would depend on the repayment ability of the underlying issuer, which is assessed through a detailed quarterly review of the issuer’s financial statements.  The issuer is a “well capitalized” financial institution as defined by federal banking regulations and has demonstrated the ability to raise additional capital, when necessary, through the public capital markets.  The fair value of this corporate bond is estimated by obtaining a price of a comparable floating rate debt instrument through Bloomberg.

Loans Held For Sale (Carried at Lower of Cost or Fair Value)

       The fair values of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the nine months ended September 30, 2014 and the year ended December 31, 2013.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At September 30, 2014 and December 31, 2013 these assets are carried at current fair value.

SBA Servicing Asset (Carried at Fair Value)

The SBA servicing asset is initially recorded when loans are sold and the servicing rights are retained and recorded on the balance sheet.  Updated fair values are obtained on a quarterly basis and adjustments are presented as loan advisory and servicing fees on the consolidated statement of operations. The valuation begins with the projection of future cash flows for each asset based on their unique characteristics, our market-based assumptions for prepayment speeds and estimated losses and recoveries.  The present value of the future cash flows are then calculated utilizing our market-based discount ratio assumptions.  In all cases, we model expected payments for every loan for each quarterly period in order to create the most detailed cash flow stream possible.

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.  At September 30, 2014 and December 31, 2013, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	September 30, 2014	December 31, 2013

SBA Servicing Asset
Fair Value of SBA Servicing Asset	$4,040	$3,477

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	0%	0%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%

Weighted Average Remaining Term	21.0 years	21.4 years

Prepayment Speed	7.28%	6.72%
Effect on fair value of a 10% increase	$(117)	$(83)
Effect on fair value of a 20% increase	(227)	(163)

Weighted Average Discount Rate	11.18%	13.59%
Effect on fair value of a 10% increase	$(203)	$(162)
Effect on fair value of a 20% increase	(392)	(316)

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

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2014 and December 31, 2013:

	Fair Value Measurements at September 30, 2014
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$105,844	$105,844	$105,844	$-	$-
Investment securities available for sale	158,830	158,830	-	152,645	6,185
Investment securities held to maturity	68,991	68,446	-	68,646	-
Restricted stock	1,725	1,725	-	1,725	-
Loans held for sale	789	830	-	-	830
Loans receivable, net	739,817	731,133	-	-	731,133
SBA servicing assets	4,040	4,040	-	-	4,040
Accrued interest receivable	3,282	3,282	-	3,282	-

Financial liabilities:
Deposits
Demand, savings and money market	$911,943	$911,943	$-	$911,943	$-
Time	78,132	78,450	-	78,450	-
Subordinated debt	22,476	18,312	-	-	18,312
Accrued interest payable	300	300	-	300	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

	Fair Value Measurements at December 31, 2013
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$35,880	$35,880	$35,880	$-	$-
Investment securities available for sale	204,891	204,891	-	199,035	5,856
Investment securities held to maturity	21	21	-	21	-
Restricted stock	1,570	1,570	-	1,570	-
Loans held for sale	4,931	5,225	-	-	5,225
Loans receivable, net	667,048	660,237	-	-	660,237
SBA servicing assets	3,477	3,477	-	-	3,477
Accrued interest receivable	3,049	3,049	-	3,049	-

Financial liabilities:
Deposits
Demand, savings and money market	$790,698	$790,698	$-	$790,698	$-
Time	78,836	79,323	-	79,323	-
Subordinated debt	22,476	17,835	-	-	17,835
Accrued interest payable	237	237	-	237	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

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

Financial Condition

Assets

Total assets increased by $169.1 million, or 17.6%, to $1.1 billion at September 30, 2014, compared to $961.7 million at December 31, 2013, mainly due to increases in cash and cash equivalents, investment securities, loans receivable, and premises and equipment balances during the first nine months of 2014.

Cash and Cash Equivalents

Cash and due from banks, interest bearing deposits with banks, and federal funds sold comprise this category, which consists of our most liquid assets. The aggregate amount in these three categories increased by $70.0 million, to $105.8 million at September 30, 2014, from $35.9 million at December 31, 2013 as a result of strong deposit growth during 2014 along with the sale of common stock in a private placement offering during the second quarter of 2014.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which the Bank usually originates with the intention of selling in the future.  Total SBA loans held for sale were $789,000 at September 30, 2014 as compared to $4.9 million at December 31, 2013.  This decrease was driven by the timing of settlement on two loans which closed shortly after December 31, 2013.  Loans held for sale, as a percentage of total Company assets, were less than 0.1% at September 30, 2014.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium size businesses and professionals that seek highly personalized banking services.  The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $18.2 million at September 30, 2014.  Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit.

Loans increased $72.7 million, or 10.7%, to $752.0 million at September 30, 2014, compared to $679.3 million at December 31, 2013.  This growth was driven by an increase in quality loan demand across all categories over the first nine months of 2014 along with the successful execution of the Company’s relationship banking strategy which focuses on customer service.

Investment Securities

Investment securities considered available-for-sale are investments which may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), municipal securities, corporate bonds, asset-backed securities (ABS), and pooled trust preferred securities (CDO). Available-for-sale securities totaled $158.8 million at September 30, 2014, compared to $204.9 million at December 31, 2013.  The decrease was primarily due to the transfer of available-for-sale securities to held-to-maturity totaling $70.1 million and sales and pay downs of securities totaling $25.8 million, partially offset by the purchase of available-for-sale securities totaling $46.8 million during the first nine months of 2014.  At September 30, 2014, the portfolio had a net unrealized loss of $209,000 compared to a net unrealized loss of $4.4 million at December 31, 2013.  The change in value of the investment portfolio was driven by a decrease in market interest rates which drove an increase in value of the bonds held in the Company’s portfolio during the first nine months of 2014.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of CMOs. The market value of securities held-to-maturity totaled $68.6 million and $21,000 at September 30, 2014 and December 31, 2013, respectively. The increase was due to the transfer of $70.1 million of available for sale securities to held-to-maturity, partially offset by pay downs of securities totaling $1.2 million.

ASC 320 “Investments – Debt and Equity Securities” requires an entity to determine how to classify a security at the time of acquisition. The appropriateness of the original classification should be reassessed at each reporting period.  The transfer of investment securities from available-for-sale to held-to maturity category during the quarter ended September 30, 2014 was completed after an extensive analysis of the characteristics of all securities held in the portfolio, in addition to a review of the Company’s liquidity position under multiple scenarios including varying interest rate environments. Twelve of the thirteen securities transferred were GNMA collateralized mortgage obligations which are backed by the full faith and credit of the U.S. government.  The other bond was a collateralized mortgage obligation issued by FNMA. Bonds issued by GNMA receive favorable risk rating when calculating regulatory risk-based capital ratios. In addition, both GNMA and FNMA securities are often pledged as collateral as required to hold certain government deposits and are accepted as collateral as a result of the high quality and low-risk nature of these bonds.

After completion of these analyses and consideration of the factors mentioned above, management determined that it had the intent and ability to hold specific securities until maturity and it was appropriate to transfer them to the held-to-maturity category during the third quarter of 2014.

The fair value of the securities transferred to the held-to-maturity category was $70.1 million.  The book value of the securities on the date of transfer was $71.3 million.  The unrealized holding gain or loss on each individual security calculated at the time of transfer was reported as a component of shareholders’ equity in the accumulated other comprehensive income account and will be amortized as an adjustment to yield over the remaining life of each security.

Restricted Stock

Restricted stock, which represents required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of September 30, 2014 and December 31, 2013.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”).

At September 30, 2014, the investment in FHLB capital stock totaled $1.6 million, compared to $1.4 million at December 31, 2013.  At both September 30, 2014 and December 31, 2013, ACBB capital stock totaled $143,000.  Both the FHLB and ACBB issued dividend payments during 2014.

Other Real Estate Owned

The balance of other real estate owned decreased to $3.8 million at September 30, 2014 from $4.1 million at December 31, 2013, primarily due to writedowns on two foreclosed properties during the first nine months of 2014.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $120.5 million, or 13.9%, to $990.1 million at September 30, 2014 from $869.5 million at December 31, 2013.  The increase was primarily the result of increases in noninterest-bearing demand deposit balances and money market/savings balances partially offset by reductions in interest-bearing demand deposit balances and time deposit balances.  Republic has continued to focus on its efforts to gather low-cost, core deposits by successfully executing its relationship banking model which is based upon high levels of customer service. In addition, the Company has begun to implement its relocation and expansion strategy through the opening of additional stores. This strategy has also allowed Republic to reduce its dependence on the more volatile sources of funding in brokered and public fund certificates of deposit.

Shareholders’ Equity

Total shareholders’ equity increased $48.7 million to $111.6 million at September 30, 2014, compared to $62.9 million at December 31, 2013, primarily due to $44.9 million in net proceeds received from the sale of common stock in a private placement offering. To support its growth and expansion strategy, the Company sold 11.8 million shares of common stock at a price of $3.80 per share during the second quarter of 2014. In addition, there was also a reduction in accumulated other comprehensive losses associated with unrealized losses in the investment securities portfolio resulting in an increase in shareholder’s equity of $1.9 million. The shift in market value of the securities portfolio resulted in accumulated other comprehensive losses of $885,000 at September 30, 2014 compared to accumulated other comprehensive losses of $2.8 million at December 31, 2013 which was primarily driven by a decrease in market interest rates which drove an increase in value of the bonds held in the Company’s portfolio and the transfer of available-for-sale securities to held-to-maturity. The Company also recognized net income of $1.6 million during the first nine months of 2014.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The Company reported net income of $297,000, or $0.01 per share, for the three months ended September 30, 2014, compared to a net loss of $2.2 million, or $0.09 per share, for the three months ended September 30, 2013.  Earnings for the three month period ended September 30, 2013 were impacted by a one-time charge of $1.9 million related to a settlement agreement in connection with litigation in which the Company was a defendant.

Net interest income for the three month period ended September 30, 2014 was $9.2 million compared to $8.2 million for the three months ended September 30, 2013.  Interest income increased $1.1 million, or 11.4%, to $10.4 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase was primarily due to a $102.8 million increase in average loan balances.  Interest expense increased $82,000, or 7.4%, to $1.2 million for the three months ended September 30, 2014 compared to $1.1 million for the three months ended September 30, 2013. This increase was primarily due to an increase in average deposits outstanding.

The Company recorded a loan loss provision in the amount of $300,000 for the three months ended September 30, 2014 compared to a provision of $250,000 during the three months ended September 30, 2013.  The higher provision recorded for the three months ended September 30, 2014 was driven by an increase in the allowance for loan losses during the period related to non-impaired loans evaluated collectively for impairment when compared to the period ended September 30, 2013.

Non-interest income decreased by $521,000 to $1.4 million during the three months ended September 30, 2014 compared to $1.9 million during the three months ended September 30, 2013.  The Company recognized $614,000 in gains on the sale of SBA loans for the three months ended September 30, 2014 compared to $1.1 million for the three months ended September 30, 2013 as a result of fewer SBA loan originations during the current period.

Non-interest expenses decreased by $2.1 million to $10.0 million during the three months ended September 30, 2014 compared to $12.1 million during the three months ended September 30, 2013 mainly due to the aforementioned legal settlement recorded in 2013.

Return on average assets and average equity was 0.11% and 1.06%, respectively, during the three months ended September 30, 2014 compared to (0.93)% and (12.94)%, respectively, for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 compared to September 30, 2013

The Company reported net income of $1.6 million, or $0.05 per share, for the nine months ended September 30, 2014 compared to a net loss of $219,000, or $0.01 per share, for the nine months ended September 30, 2013.  The increase for the nine month period ended September 30, 2014 was primarily due to the one-time charge of $1.9 million recorded in 2013 related to the aforementioned legal settlement.

Net interest income for the nine months ended September 30, 2014 increased $2.1 million to $26.3 million as compared to $24.2 million for the nine months ended September 30, 2013.  Interest income increased $2.0 million, or 7.3%, due primarily to an increase in average loan balances. Interest expense decreased $86,000 or 2.5%, primarily due to a 4 basis point decrease in the rate on average deposits outstanding partially offset by an increase in average balances.

The Company recorded a loan loss provision in the amount of $600,000 for the nine months ended September 30, 2014 compared to a provision of $1.2 million during the nine months ended September 30, 2013.  The lower provision recorded for the nine months ended September 30, 2014 was driven by a reduction in the allowance for loan losses related to non-impaired loans evaluated collectively for impairment when compared to September 30, 2013.

Non-interest income decreased $1.4 million to $5.6 million during the nine months ended September 30, 2014 as compared to $7.0 million during the nine months ended September 30, 2013 primarily due to a decrease of $1.0 million in gains recognized on the sale of SBA loans during the nine months ended September 30, 2014 as a result of fewer SBA loan originations during the current period.  In addition, there was a decrease of $245,000 in gains on the sale of investment securities and a decrease of $238,000 in legal settlements compared to September 30, 2013.

Non-interest expenses decreased $536,000 to $29.8 million during the nine months ended September 30, 2014 as compared to $30.3 million during the nine months ended September 30, 2013.  The decrease during the nine months ended September 30, 2014 was primarily due to a legal settlement of $1.9 million recorded in 2013, a decrease in other real estate owned expenses of $709,000, and a decrease of $429,000 in legal expenses.  The decreases were partially offset by an increase in salaries and benefits of $1.7 million driven primarily by annual merit increases along with increased staffing levels related to the Company’s growth strategy of adding and relocating stores.  Occupancy related expenses also increased by $443,000 as a result of the growth and relocation strategy.

Return on average assets and average equity from continuing operations were 0.21% and 2.30%, respectively, during the nine months ended September 30, 2014 compared to (0.03)% and (0.42)%, respectively, for the nine months ended September 30, 2013.

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

Average Balances and Net Interest Income

	For the three months ended September 30, 2014			For the three months ended September 30, 2013
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$77,666	$45	0.23%	$58,532	$40	0.27%
Investment securities and restricted stock	221,357	1,408	2.54%	197,283	1,183	2.40%
Loans receivable	744,466	9,046	4.82%	641,698	8,192	5.06%
Total interest-earning assets	1,043,489	10,499	3.99%	897,513	9,415	4.16%

Other assets	53,430			45,652

Total assets	$1,096,919			$943,165

Interest-earning liabilities:
Demand – non-interest bearing	$196,734			$150,915
Demand – interest bearing	229,229	220	0.38%	198,341	213	0.43%
Money market & savings	449,848	509	0.45%	410,402	425	0.41%
Time deposits	79,798	189	0.94%	85,576	197	0.91%
Total deposits	955,609	918	0.38%	845,234	835	0.39%

Total interest-bearing deposits	758,875	918	0.48%	694,319	835	0.48%

Other borrowings	22,476	277	4.89%	22,476	278	4.91%

Total interest-bearing liabilities	781,351	1,195	0.61%	716,795	1,113	0.62%

Total deposits and other borrowings	978,085	1,195	0.48%	867,710	1,113	0.51%

Non interest-bearing other liabilities	7,198			7,313
Shareholders’ equity	111,636			68,142

Total liabilities and shareholders’ equity	$1,096,919			$943,165
Net interest income (2)		$9,304			$8,302
Net interest spread			3.38%			3.54%

Net interest margin (2)			3.54%			3.67%

 (1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $98 and $76 for the three months ended September 30, 2014 and 2013, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Average Balances and Net Interest Income

	For the nine months ended September 30, 2014			For the nine months ended September 30, 2013
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$59,689	$107	0.24%	$69,109	$143	0.28%
Investment securities and restricted stock	212,364	4,086	2.57%	187,616	3,459	2.46%
Loans receivable	712,867	25,769	4.83%	632,369	24,297	5.14%
Total interest-earning assets	984,920	29,962	4.07%	889,094	27,899	4.20%

Other assets	48,383			52,048

Total assets	$1,033,303			$941,142

Interest-earning liabilities:
Demand – non-interest bearing	$181,365			$145,475
Demand – interest bearing	225,352	636	0.38%	183,445	615	0.45%
Money market & savings	426,285	1,392	0.44%	416,867	1,355	0.43%
Time deposits	78,517	540	0.92%	96,103	680	0.95%
Total deposits	911,519	2,568	0.38%	841,890	2,650	0.42%

Total interest-bearing deposits	730,154	2,568	0.47%	696,415	2,650	0.51%

Other borrowings	22,476	830	4.94%	22,476	834	4.96%

Total interest-bearing liabilities	752,630	3,398	0.60%	718,891	3,484	0.65%

Total deposits and other borrowings	933,995	3,398	0.49%	864,366	3,484	0.54%

Non interest-bearing other liabilities	6,995			7,439
Shareholders’ equity	92,313			69,337

Total liabilities and shareholders’ equity	$1,033,303			$941,142
Net interest income (2)		$26,564			$24,415
Net interest spread			3.47%			3.55%

Net interest margin (2)			3.61%			3.67%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $275 and $238 for the nine months ended September 30, 2014 and 2013, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

	For the three months ended September 30, 2014 vs. 2013			For the nine months ended September 30, 2014 vs. 2013
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$12	$(7)	$5	$(17)	$(19)	$(36)
Securities	153	72	225	476	151	627
Loans	1,237	(383)	854	2,854	(1,382)	1,472
Total interest-earning assets	1,402	(318)	1,084	3,313	(1,250)	2,063

Interest expense:
Deposits
Interest-bearing demand deposits	30	(23)	7	118	(97)	21
Money market and savings	42	42	84	31	6	37
Time deposits	(15)	7	(8)	(121)	(19)	(140)
Total deposit interest expense	57	26	83	28	(110)	(82)
Other borrowings	-	(1)	(1)	-	(4)	(4)
Total interest expense	57	25	82	28	(114)	(86)
Net interest income	$1,345	$(343)	$1,002	$3,285	$(1,136)	$2,149

Net Interest Income and Net Interest Margin

       Net interest income, on a fully tax-equivalent basis, for the third quarter of 2014 increased by $1.0 million, or 12.1%, over the same period in 2013. Interest income, on a fully tax-equivalent basis, on interest-earning assets totaled $10.5 million and $9.4 million for the third quarters of 2014 and 2013, respectively. Interest income on loans receivable including loans held for sale, increased by $854,000 over the third quarter of 2013 from $8.2 million to $9.0 million. This was the result of a 16.1% increase in the volume of average loans outstanding partially offset by a decrease of 24 bps in the yield on the total loan portfolio compared to the third quarter one year ago. Interest income on the investment securities portfolio increased by $225,000, or 19.0%, for the third quarter of 2014 as compared to the same period last year. The average balance of the investment portfolio increased $24.1 million, or 12.2%, for the third quarter of 2014 over the third quarter of 2013.  The average yield on the investment portfolio increased 14 bps compared to the same period last year.

       Total interest expense for the third quarter increased $82,000, or 7.4%, to $1.2 million in 2014. Interest expense on deposits for the quarter increased by $83,000, or 9.9%, from the third quarter of 2013.

       Net interest income, on a fully tax-equivalent basis, for the first nine months of 2014 increased by $2.1 million, or 8.8%, over the same period in 2013. Interest income on interest-earning assets totaled $30.0 million for the first nine months of 2014, an increase of $2.1 million, compared to the same period in 2013. The increase in interest income earned was the result of an increase in the average balance of loans receivable and investment securities that helped to offset a 31 bp decrease in the yield on loans receivable. Total interest expense for the first nine months decreased $86,000, or 2.5%, from $3.5 million in 2013 to $3.4 million in 2014. Interest expense on deposits decreased by $82,000, or 3.1%, for the first nine months of 2014 versus the same period of 2013. Interest expense on short-term borrowings decreased by $4,000 for the first nine months of 2014 compared to the same period in 2013.

       Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.38% during the third quarter of 2014 compared to 3.54% during the same period in the previous year and was 3.47% during the first nine months of 2014 versus 3.55% during the first nine months of 2013. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin decreased 13 bps, from 3.67% for the third quarter of 2013 to 3.54% for the third quarter of 2014.  For the first nine months of 2014 and 2013, the fully tax-equivalent net interest margin was 3.61% and 3.67%, respectively.  The net interest margin for the both the 3 and 9 month periods ending September 30, 2014 decreased primarily as a result of a decrease in the yield on loans receivable.

Provision for Loan Losses

       The Company recorded a $300,000 provision for loan losses for the three months ended September 30, 2014 compared to a $250,000 provision for loan losses for the three months ended September 30, 2013. A provision of $600,000 was recorded for the nine months ended September 30, 2014 compared to a $1.2 million provision for the nine months ended September 30, 2013. The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.  The provision recorded for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 was driven by a reduction in the allowance for loan losses related to non-impaired loans evaluated collectively for impairment.  The decrease associated with loans collectively evaluated for impairment was driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years. Nonperforming assets at September 30, 2014 totaled $27.0 million, or 2.38%, of total assets, up $12.5 million, or 86.1%, from $14.5 million, or 1.51%, of total assets at December 31, 2013 and up $13.5 million, or 100.4%, from $13.4 million, or 1.43%, of total assets at September 30, 2013.

Noninterest Income

       Total noninterest income for the third quarter of 2014 decreased by $521,000, or 27.5%, from the same period in 2013. Gains on sales of SBA loans totaled $614,000 for the third quarter of 2014 versus $1.1 million for the same period in 2013. The decrease in gains primarily relates to a decrease in the number of SBA loans originated and sold. Service charges, fees and other operating income, comprised primarily of servicing fees on SBA loans and deposit and loan service charges, totaled $757,000 for the third quarter of 2014, a decrease of $29,000 over the third quarter of 2013.

       Total noninterest income for the first nine months of 2014 decreased by $1.4 million, or 20.2%, from the same period in 2013. Gains on the sale of loans were $2.8 million during the first nine months of 2014 compared to $3.9 million in the same period of 2013. Service charges, fees and other operating income totaled $2.3 million, increasing $137,000, from the first nine months of 2013. The Company recognized gains of $458,000 on sales of securities during the first nine months of 2014 compared to gains of $703,000 on sales of securities in the first nine months of 2013. There was an OTTI loss of $7,000 during the first nine months of 2014 compared to $0 in 2013.

Noninterest Expenses

Third Quarter 2014 compared to Third Quarter 2013

       Noninterest expenses decreased by $2.1 million, or 17.5%, for the third quarter of 2014 compared to the same period in 2013. A detailed comparison of noninterest expenses for certain categories for the three months ended September 30, 2014 and September 30, 2013 is presented in the following paragraphs.

       Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $588,000, or 13.1%, for the third quarter of 2014 compared to the third quarter of 2013 driven primarily by annual merit increases along with increased staffing levels related to the Company’s growth strategy of adding and relocating stores.

       Occupancy expenses increased by $98,000, or 10.4%, for the third quarter of 2014 compared to the third quarter of 2013 as a result of the growth and relocation strategy.

       Other real estate owned expenses totaled $376,000 during the third quarter of 2014, a decrease of $369,000, or 49.5%, from the same quarter in 2013. The Company recorded writedowns of $115,000 during the third quarter 2014 compared to writedowns of $633,000 during the third quarter of 2013 of which $497,000 related to a single property.

       Other expense totaled $3.5 million during the third quarter of 2014, a decrease of $2.4 million, or 41.1%, from the same quarter in 2013. The Company settled a legal matter totaling $1.9 million during the third quarter of 2013 which did not recur in 2014.  The Company also saw decreases in legal fees and other operating expenses. There were also minimal increases in insurance, other taxes, depreciation, and data processing fees for the quarter versus the same period last year.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

       For the first nine months of 2014, noninterest expenses decreased by $536,000, or 1.8%, compared to the first nine months of 2013. A detail of noninterest expenses for certain categories is presented in the following paragraphs.

       Salary expenses and employee benefits for the first nine months of 2014 were $14.9 million, an increase of $1.7 million, or 12.5%, compared to the first nine months of 2013 primarily driven by annual merit increases along with increased staffing levels related to the Company’s growth strategy of adding and relocating stores.

       Occupancy expenses increased by $443,000, or 16.6%, for the first nine months of 2014 compared to the first nine months of 2013 as a result of the growth and relocation strategy.

       Other real estate owned expenses totaled $1.1 million for the first nine months of 2014, a decrease of $709,000, or 40.0%, from the first nine months of 2013 primarily due to lower writedowns in 2014 on a single other real estate owned property.

       Other expense totaled $10.7 million during the first nine months of 2014, a decrease of $1.9 million, or 15.4%, from the first nine months of 2013. As previously mentioned, the Company settled a legal mater totaling $1.9 million during the first nine months of 2013.  The Company had minor decreases in legal fees, regulatory assessments, insurance, and other operating expenses offset by increases in data processing, depreciation, advertising, professional fees, and other taxes for the first nine months of 2014 versus the same period last year.

       One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expense. For the third quarters of 2014 and 2013 this ratio equaled 3.12% and 3.51%. For the nine-month period ended September 30, 2014, the ratio equaled 3.13% compared to 3.04% for the nine-month period ended September 30, 2013, respectively, reflecting higher expenses related to the Company’s growth strategy of adding and relocating stores.

       Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. For the quarter ended September 30, 2014, the operating efficiency ratio was 94.4%, compared to 119.7% for the same period in 2013. The improvement in the operating efficiency ratio relates to a 17.5% decrease in total noninterest expense. The efficiency ratio equaled 93.3% for the first nine months of 2014, compared to 97.2% for the first nine months of 2013. The decrease for the nine months ended September 30, 2014 versus September 30, 2013 was due to a 1.8% decrease in noninterest expenses and a 2.2% increase in total revenues.

Benefit for Federal Income Taxes

       The Company recorded a benefit for income taxes of $6,000 for the three months ended September 30, 2014, compared to a $18,000 benefit for the three months ended September 30, 2013.  For the nine months ended September 30, 2014 and September 30, 2013, the Company recorded a benefit of $68,000. The $68,000 benefit recorded during the first nine months of 2014 was the net result of a tax provision in the amount of $377,000 calculated on the net profit generated during the period using the Company’s normal estimated tax rate, offset by an adjustment to the deferred tax asset valuation allowance in the amount of $445,000.  The effective tax rates for the three-month periods ended September 30, 2014 and 2013 were 15% and 37%, respectively, and for the nine month periods ended September 30, 2014 and 2013 were 25% and 96%, respectively, excluding an adjustment to the deferred tax asset valuation allowance.

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

       In conducting the deferred tax asset analysis, the Company believes it is important to consider the unique characteristics of an industry or business.  In particular, characteristics such as business model, level of capital and reserves held by financial institutions and their ability to absorb potential losses are important distinctions to be considered for bank holding companies like the Company. In addition, it is also important to consider that net operating loss carryforwards (“NOLs”) for federal income tax purposes can generally be carried back two years and carried forward for a period of twenty years. In order to realize our deferred tax assets, we must generate sufficient taxable income in such future years.

       In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of September 30, 2014 and December 31, 2013.

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

       The net deferred tax asset balance before consideration of a valuation allowance was $20.0 million as of September 30, 2014 and $21.4 million as of December 31, 2013.  After assessment of all available tax planning strategies, the Company determined that a partial valuation allowance in the amount of $14.9 million as of September 30, 2014 and $15.3 million as of December 31, 2013 should be recorded.

The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.  When the determination is made to include projections of future taxable income as a factor in recovering the deferred tax asset, the valuation allowance will be reduced accordingly resulting in a corresponding increase in net income.

Net Income and Net Income per Common Share

       Net income for the third quarter of 2014 was $297,000 compared to a net loss of $2.2 million recorded in the third quarter of 2013. The $2.5 million increase was primarily due to a $2.1 million decrease in noninterest expenses and a $1.0 million increase in net interest income, partially offset by a $521,000 decrease in noninterest income and a $50,000 increase in the provision for loan losses.

       Net income for the first nine months of 2014 was $1.6 million, an increase of $1.8 million, compared to a  $219,000 net loss recorded in the first nine months of 2013. The higher net income in 2014 was due to a $2.1 million increase in net interest income, a $575,000 decrease in the provision for loan losses, a $536,000 decrease in noninterest expenses, partially offset by a $1.4 million decrease in noninterest income.

       Basic and fully-diluted net income per common share was $0.01 for the third quarter of 2014 compared to $0.09 loss for the third quarter of 2013. The increase was directly related to the 17.5% decrease in noninterest expense. For the first nine months of 2014, basic and fully-diluted net income per common share was $0.05 compared to basic and fully-diluted net loss per common share of $0.01 for the nine months ended September 30, 2013.

Return on Average Assets and Average Equity

       Return on average assets (ROA) measures our net income in relation to our total average assets. Our annualized ROA for the third quarter of 2014 was 0.11%, compared to (0.93)% for the third quarter of 2013. The ROA for the first nine months in 2014 and 2013 was 0.21% and (0.03)%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 1.06% for the third quarter of 2014, compared to (12.94)% for the third quarter of 2013. The ROE for the first nine months of 2014 was 2.30%, compared to (0.42)% for the first nine months of 2013.

Commitments, Contingencies and Concentrations

Financial instruments, whose contract amounts represent potential credit risk, were commitments to extend credit of approximately $139.6 million and $109.3 million, and standby letters of credit of approximately $3.9 million and $2.7 million, at September 30, 2014 and December 31, 2013, respectively. These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $139.6 million of commitments to extend credit at September 30, 2014 were committed as variable rate credit facilities.

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

Regulatory Matters

The following table presents the capital regulatory ratios for both Republic and the Company as of September 30, 2014, and December 31, 2013 (dollars in thousands):
	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2014:
Total risk based capital
Republic	$120,706	13.36%	$72,262	8.00%	$90,328	10.00%
Company	141,078	15.62%	72,255	8.00%	-	-%
Tier one risk based capital
Republic	109,404	12.11%	36,131	4.00%	54,197	6.00%
Company	129,777	14.37%	36,128	4.00%	-	-%
Tier one leveraged capital
Republic	109,404	10.03%	43,647	4.00%	54,559	5.00%
Company	129,777	11.88%	43,697	4.00%	-	-%

At December 31, 2013:
Total risk based capital
Republic	$92,493	11.38%	$65,038	8.00%	$81,297	10.00%
Company	93,848	11.53%	65,092	8.00%	-	-%
Tier one leveraged capital
Republic	82,305	10.12%	32,519	4.00%	48,778	6.00%
Company	83,652	10.28%	32,546	4.00%	-	-%
Tier one leveraged capital
Republic	82,305	8.46%	38,921	4.00%	48,651	5.00%
Company	83,652	8.59%	38,971	4.00%	-	-%

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

The Company’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $105.8 million at September 30, 2014, compared to $35.9 million at December 31, 2013.  Loan maturities and repayments are another source of asset liquidity. At September 30, 2014, Republic estimated that more than $65.0 million of loans would mature or repay in the three month period ending December 31, 2014. Additionally, the majority of its investment securities are available to satisfy liquidity requirements if necessary.  At September 30, 2014, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $143.5 million. Certificates of deposit scheduled to mature in one year totaled $50.4 million at September 30, 2014. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. The Company has established a line of credit with the FHLB of Pittsburgh with total borrowing capacity in the amount of $388.5 million as of September 30, 2014.  As of September 30, 2014 and December 31, 2013, the Company had no outstanding term borrowings with the FHLB.  The Company had no short-term borrowings at both September 30, 2014 and December 31, 2013.  The Company has also established a contingency line of credit of $10.0 million with Atlantic Community Bankers Bank (“ACBB”) to assist in managing its liquidity position. The Company had no amounts outstanding against the ACBB line of credit at both September 30, 2014 and December 31, 2013.

On April 22, 2014, the Company issued 11,842,106 shares of its common stock for an aggregate purchase price of $45.0 million.  A registration statement covering the resale of these shares by such investors was declared effective May 22, 2014 by the SEC.

Investment Securities Portfolio

At September 30, 2014, the Company identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consist primarily of U.S Government Agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), municipal securities, corporate bonds, asset-backed securities and pooled trust preferred securities (CDO).  Available-for-sale securities totaled $158.8 million and $204.9 million as of September 30, 2014 and December 31, 2013, respectively.  At September 30, 2014 and December 31, 2013, the portfolio had net unrealized losses of $209,000 and $4.4 million, respectively.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others.  Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit, which was approximately $18.2 million at September 30, 2014.  Individual customers may have several loans often secured by different collateral.

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

Our appraisal policy suggests that we consider obtaining an updated appraisal for loans that are less than 90 days delinquent or downgraded to the Special Mention category.  When a loan becomes 90 days delinquent and is transferred to nonaccrual status an updated appraisal is required. Delinquent loans and loans classified in the Special Mention category are reviewed by the Company’s internal Asset Recovery Committee on a quarterly basis.  This committee assesses the circumstances surrounding each loan reviewed and determines when an updated appraisal should be ordered.  Updated appraisals are considered current for a period of twelve months.  New appraisals are obtained on an annual basis until the loan is upgraded or resolved.

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

The following table shows information concerning loan delinquency and non-performing assets as of the dates indicated (dollars in thousands):

	September 30, 2014	December 31, 2013
Loans accruing, but past due 90 days or more	$131	$-
Non-accrual loans	23,044	10,420
Total non-performing loans	23,175	10,420
Other real estate owned	3,775	4,059
Total non-performing assets	$26,950	$14,479

Non-performing loans as a percentage of total loans, net of unearned income	3.08%	1.53%
Non-performing assets as a percentage of total assets	2.38%	1.51%

Non-performing assets increased by $12.5 million to $27.0 million as of September 30, 2014, from $14.5 million at December 31, 2013.  Non-accrual loans increased by $12.6 million to $23.0 million as of September 30, 2014, from $10.4 million at December 31, 2013.  These increases were primarily driven by one loan in the amount of $13.0 million that was transferred to non-accrual status during the second quarter of 2014. A reserve for this loan was recorded during the fourth quarter of 2013 when it was initially downgraded to impaired status. Loans accruing, but past due 90 days or more amounted to $131,000 as of September 30, 2014. There were no loans accruing but past due 90 days or more at December 31, 2013.  In addition to non-accrual loans, impaired loans also include loans that are currently performing but potential credit concerns with the borrowers’ financial condition have caused management to have doubts as to the ability of such borrowers to continue to comply with present repayment terms. At September 30, 2014 and December 31, 2013, all identified impaired loans are internally classified as well as individually evaluated for impairment in accordance with the guidance under ASC 310.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $17.7 million and $21.5 million at September 30, 2014 and December 31, 2013, respectively; and (ii) 60 to 89 days past due, at September 30, 2014 and December 31, 2013, in the aggregate principal amount of $0 and $7.0 million, respectively. Delinquent loans are currently in the process of collection and management believes they are supported by adequate collateral.

Other Real Estate Owned

The balance of other real estate owned decreased by $284,000 to $3.8 million at September 30, 2014 from $4.1 million at December 31, 2013 primarily due to writedowns on two foreclosed properties during the first nine months of 2014.

  The following table presents a reconciliation of other real estate owned for the nine months ended September 30, 2014 and the year ended December 31, 2013:

(dollars in thousands)	September 30, 2014	December 31, 2013
Beginning Balance, January 1st	$4,059	$8,912
Additions	483	246
Valuation adjustments	(667)	(2,740)
Dispositions	(100)	(2,359)
Ending Balance	$3,775	$4,059

At September 30, 2014, the Company had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

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

       An analysis of the allowance for loan losses for the nine months ended September 30, 2014 and 2013, and the twelve months ended December 31, 2013 is as follows:

(dollars in thousands)	For the nine months ended September 30, 2014	For the twelve months ended December 31, 2013	For the nine months ended September 30, 2013

Balance at beginning of period	$12,263	$9,542	$9,542
Charge-offs:
Commercial real estate	364	1,291	1,291
Construction and land development	103	60	60
Commercial and industrial	435	611	361
Owner occupied real estate	-	320	321
Consumer and other	10	75	75
Residential mortgage	-	-	-
Total charge-offs	912	2,357	2,108
Recoveries:
Commercial real estate	-	54	54
Construction and land development	213	-	-
Commercial and industrial	52	63	15
Owner occupied real estate	-	-	-
Consumer and other	-	26	26
Residential mortgage	-	-	-
Total recoveries	265	143	95
Net charge-offs	647	2,214	2,013
Provision for loan losses	600	4,935	1,175
Balance at end of period	$12,216	$12,263	$8,704

Average loans outstanding(1)	$712,867	$640,233	$632,369
As a percent of average loans:(1)
Net charge-offs (annualized)	0.12%	0.35%	0.43%
Provision for loan losses (annualized)	0.11%	0.77%	0.25%
Allowance for loan losses	1.71%	1.92%	1.38%
Allowance for loan losses to:
Total loans, net of unearned income	1.62%	1.81%	1.34%
Total non-performing loans	52.71%	117.69%	116.13%

(1)	Includes non-accruing loans.

The Company recorded a $600,000 provision for loan losses for the nine months ended September 30, 2014 compared to a $1.2 million provision for the nine months ended September 30, 2013.  The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.  The lower provision recorded during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was driven by a reduction in the allowance for loan losses related to non-impaired loans evaluated collectively for impairment.  The decrease associated with loans collectively evaluated for impairment was driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 52.71% at September 30, 2014, compared to 117.69% at December 31, 2013 and 116.13% at September 30, 2013. Total non-performing loans were $23.2 million, $10.4 million and $7.5 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.  The increase in non-performing loans was primarily driven by one loan that was transferred to non-performing status during the second quarter of 2014.  A reserve for this loan was recorded during the fourth quarter of 2013 when it was initially downgraded to impaired status. The increase in non-performing loans has caused a corresponding decrease in the coverage ratio at September 30, 2014.

Our credit monitoring process assesses the ultimate collectability of an outstanding loan balance from all potential sources. When a loan is determined to be uncollectible it is charged-off against the allowance for loan losses. Unsecured commercial loans are charged-off immediately upon reaching the 90-day delinquency mark.  All consumer loans are also charged-off immediately upon reaching the 90-day delinquency mark unless they are well secured and in the process of collection.  The timing on charge-offs of all other loan types is subjective and will be recognized when we determine that full repayment, either from the cash flow of the borrower, collateral sources, and/or guarantors, will not be sufficient and that full repayment is not probable.

Factors considered when evaluating the probability of full repayment include serious delinquency, deteriorating financial condition of borrowers and guarantors, reductions in appraised collateral values and bankruptcy proceedings. The likelihood of possible recoveries or improvements in a borrower’s financial condition is also assessed when considering a charge-off.  A full or partial charge-off is recognized equal to the amount of the estimated deficiency calculation.  The Company recorded net charge-offs of $647,000 during the nine month period ended September 30, 2014, compared to $2.0 million during the nine month period ended September 30, 2013.

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $16.2 million at September 30, 2014 compared to $6.2 million at December 31, 2013.

The following table provides additional analysis of partially charged-off loans.

(dollars in thousands)	September 30, 2014	December 31, 2013
Total nonperforming loans	$23,175	$10,420
Nonperforming and impaired loans with partial charge-offs	16,218	6,236

Ratio of nonperforming loans with partial charge-offs to total loans	2.16%	0.92%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	69.98%	59.85%
Coverage ratio net of nonperforming loans with partial charge-offs	75.32%	196.65%

The Company’s charge-off policy is reviewed on an annual basis and updated as necessary.  During the nine month period ended September 30, 2014, there were no changes made to this policy.

Recent Accounting Pronouncements

ASU 2014-04

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure – a consensus of the FASB Emerging Issues Task Force.”  The guidance clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.  For public business entities, the ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the ASU is effective for annual periods beginning after December 15, 2014, and interim periods within those annual periods.  The Company does not believe the adoption of the amendment to this guidance will have a material impact on the consolidated financial statements.

ASU 2014-09

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40).”  The purpose of this guidance is to clarify the principles for recognizing revenue.  The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification.  For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016.  The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.

ASU 2014-14

      In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure - a consensus of the FASB Emerging Issues Task Force.”  The amendments in this Update address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that meet certain conditions to "other receivables" upon foreclosure, rather than reclassifying them to other real estate owned (OREO). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor. The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For all other entities, the amendments are effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2014 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended September 30, 2014.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii)  Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (v) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014  and 2013, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: November 7, 2014	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer (principal executive officer)

Date: November 7, 2014	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)