Form 10-K
period 2014-12-31
REPUBLIC FIRST BANCORP INC
filed 2015-03-13
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014.
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___.

Commission File Number:  000-17007

REPUBLIC FIRST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2486815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South 16th Street, Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code 215-735-4422

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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

Large accelerated filer [ ]	Accelerated filer [X ]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  [  ]    NO   [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $162,054,381 based on the last sale price on Nasdaq Global Market on June 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	37,815,503
Title of Class	Number of Shares Outstanding as of March 12, 2015

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2014, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

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

During 2009 and 2010, we renovated, refurbished and remodeled most of our existing stores, making significant capital improvements, as part of our ongoing effort to adopt a more retail customer focus and attract additional retail business.  We have expanded customer services hours, enhanced our banking systems to better serve the retail customer and expanded our retail product offerings.  In 2014, we expanded our store network in Southern New Jersey by opening two new offices located in Cherry Hill and Glassboro, NJ, relocating our Voorhees store to a significantly improved and renovated location, while enlarging and remodeling our store located at 16th and Market Street in Center City Philadelphia.  In 2015, we expect to open additional locations primarily in Southern New Jersey and continue the expansion of our store network.

On the lending side, we historically focused our efforts on business banking and commercial lending transactions, in particular commercial real estate loans.  We have restructured our loan portfolio and deemphasized the origination of commercial real estate loans.  To further these efforts, we undertook detailed reviews of our more significant credit relationships with an emphasis on reducing exposure, enhanced our allowance for loan loss methodology, and committed to originate fewer commercial real estate loans in order to reduce credit concentrations in that loan category.

 In December 2011, we completed the sale of several distressed commercial real estate loans and foreclosed properties to a single investor.  This transaction dramatically reduced our non-performing asset balances and significantly improved our credit quality metrics.  We believe the loan sale represented a major step in completing the transformation of the Bank, which began in 2008.

 In 2014, we began to execute on an aggressive growth and expansion plan.  In March 2014, we opened a new store in Cherry Hill, NJ utilizing our revolutionary building highlighted by its distinctive glass design. We believe this building represents our commitment to world-class service and convenience for our customers. We also relocated our existing stores in Media, PA and Voorhees, NJ to new and improved sites and we renovated and expanded our flagship store located at 16th and Market Street in the heart of Center City Philadelphia. We finished out the year by opening another store in Glassboro, NJ.

To support the planned growth strategy, we completed the sale of $45 million of common stock through a private placement offering in April 2014. The stock was sold at a price of $3.80 per share. This offering provides us with the capital necessary to continue with our aggressive expansion plans in 2015 and beyond.

 As of December 31, 2014, we had total assets of approximately $1.2 billion, total shareholders’ equity of approximately $112.8 million, total deposits of approximately $1.1 billion, net loans receivable of approximately $770.4 million, and net income of $2.4 million. The Company has one reportable segment: community banking.  The community banking segment primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the areas surrounding our stores.

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

Service Area/Market Overview

Our primary service area consists of Greater Philadelphia and Southern New Jersey.  We presently conduct our principal banking activities through fifteen branch locations which are commonly referred to as “stores” throughout this document which reflects our retail oriented approach to customer service and convenience.  Eleven of these stores are located in Philadelphia and the surrounding suburbs of Plymouth Meeting, Bala Cynwyd, Ardmore, Abington, and Media in Pennsylvania.  There are also four stores located in Haddonfield, Cherry Hill, Voorhees, and Glassboro in the southern New Jersey market. Our commercial lending activities extend beyond our primary service area, to include other counties in Pennsylvania and New Jersey, as well as parts of Delaware, Maryland, New York and other out-of-market opportunities.

Competition

We face substantial competition from other financial institutions in our service area.  Competitors include Wells Fargo, Citizens, PNC, Santander, TD Bank and Bank of America, as well as many local community banks.  In addition, we compete directly with savings banks, savings and loan associations, finance companies, credit unions, factors, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders and other institutions for deposits, commercial loans, mortgages and consumer loans, as well as other services.  Competition among financial institutions is based upon a number of factors, including the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credit services, service charges, the convenience of banking facilities, locations and hours of operation and, in the case of loans to larger commercial borrowers, applicable lending limits.  Many of the financial institutions with which we compete have greater financial resources than we do, and offer a wider range of deposit and lending products.

Our legal lending limit to one borrower was approximately $19.9 million at December 31, 2014.  Loans above this amount may be made if the excess over the lending limit is participated to other institutions.  We are subject to potential intensified competition from new branches of established banks in the area as well as new banks that could open in our market area.  There are banks and other financial institutions, which serve surrounding areas, and additional out-of-state financial institutions, which currently, or in the future, may compete in our market. We compete to attract deposits and loan applications both from customers of existing institutions and from customers new to the greater Philadelphia area and we anticipate a continued increase in competition in our market area.

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

In February 2011, we announced the launch of a Small Business Administration (“SBA”) lending group to provide much needed credit to small businesses throughout our service areas.  We hired two experienced lenders to lead our new SBA lending unit.  Arnold V. Horvath, Executive Vice-President, and Pamela Innis, Senior Vice-President, who are both former executives with Commerce Bank and more recently Metro Bank.

We are members of the STAR™ and PLUS™ automated teller (ATM) networks, and Allpoint - America's Largest Surcharge Free ATM Network which enable us to provide our customers with free access to more than 55,000 ATMs worldwide. We currently have fifteen proprietary ATMs located in our store network.

Our lending activities generally are focused on small and medium sized businesses within the communities that we serve. Commercial real estate loans represent the largest category within our loan portfolio, amounting to approximately 49% of total loans outstanding at December 31, 2014.  Repayment of these loans is, in part, dependent on general economic conditions affecting our customers and various businesses within the community.  As a commercial lender, we are subject to credit risk. Economic and financial conditions in recent years have adversely affected many of our borrowers.  To manage the challenges of this economic environment we have adopted a more conservative loan classification system, enhanced our allowance for loan loss methodology, and undertaken a comprehensive review of our loan portfolio.

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

We have been affected by the challenging conditions in the economy and financial markets.  Beginning in mid-2008, like many other commercial lenders, we experienced elevated levels of charge-offs and loan loss provisions and increased amounts of non-performing loans and other real estate owned. During 2009, we instituted a vigilant credit administration process where we select and review a significant portion of our loan portfolio on a regular basis. The sale of several distressed commercial real estate loans and other real estate owned in December 2011 substantially improved asset quality for the Bank and immediately strengthened our balance sheet.  In 2012, 2013, and 2014, the loan loss provision and other credit quality cost returned to more normalized levels. We also believe that economic indicators in the markets that we serve continue to show steady signs of improvement which will enable us to continue progress toward consistent and sustainable growth and profitability.

Branch Expansion Plans and Growth Strategy

We will carefully evaluate growth opportunities throughout 2015 and beyond.  Renovation and refurbishment of all existing store locations took place during 2009.  We opened two new stores located in Cherry Hill, NJ and Glassboro, NJ utilizing our new and distinctive prototype building in 2014. We also relocated our Voorhees, NJ store to a new and improved location in 2014. We expanded and renovated our store located at 16th and Market Street in Center City Philadelphia. The Bank anticipates the continuation of its expansion strategy through the opening of additional new stores in 2015. Relocation of other existing store locations may also occur in the future as we continue to direct our focus toward the retail customer experience. The opening and relocation of these stores is subject to regulatory approval.

Securities Portfolio

We maintain an investment securities portfolio.  We purchase investment securities that are in compliance with our investment policies, which are approved annually by our Board of Directors.  The investment policies address such issues as permissible investment categories, credit quality, maturities and concentrations.  At December 31, 2014 and 2013, approximately 71% and 68%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. government debt securities or U.S. government agency issued mortgage-backed securities.  Credit risk associated with these U.S. government debt securities and the U.S. government agency securities is minimal, with risk-based capital weighting factors of 0% and 20%, respectively.  The remainder of the securities portfolio consists of municipal securities, pooled trust preferred securities, corporate bonds, asset-backed securities, and Federal Home Loan Bank (FHLB) capital stock.

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

•      Interstate Banking and Branching.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Law”) amended various federal banking laws then in effect to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions allowed for the acquisition by a bank holding company of a bank located in another state by merger or acquisition, although individual states had the ability to “opt out” of such provision.  The Dodd-Frank Act relaxes national branching requirements, allowing national and state banks to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered de novo in that state.

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

•      Compensation Practices.  The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In April 2011, the Federal Reserve, the OCC, the FDIC, the SEC, the National Credit Union Administration, and the Federal Housing Agency issued a proposed rule under the Dodd-Frank Act that would require the reporting of incentive-based compensation arrangements by a covered financial institution, and prohibit incentive-based compensation arrangements at a covered financial institution that provide excessive compensation or that could expose the institution to inappropriate risks that could lead to material financial loss.   Together, the Dodd-Frank Act and the guidance on compensation may impact the current compensation policies at the Company. The Company expects that these agencies will issue a new incentive-based compensation rule under the Dodd-Frank Act in 2015.

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

Regulatory Restrictions on Dividends

Dividend payments by Republic to the holding company are subject to the Pennsylvania Banking Code of 1965 (“Banking Code”) and the Federal Deposit Insurance Act (“FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under the Banking Code, Republic would be limited to $14.3 million of dividends payable plus an additional amount equal to its net profit for 2015, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios as discussed in “Capital Adequacy”.

Federal regulatory authorities have adopted standards for the maintenance of adequate levels of regulatory capital by banks. Adherence to such standards further limits the ability of Republic to pay dividends to us.

Dividend Policy

We have not paid any cash dividends on our common stock, and have no plans to pay any cash dividends in 2015 or in the foreseeable future.  See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Form 10-K for more information.

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

As an FDIC-insured bank, Republic is subject to FDIC insurance assessments.  The FDIC regulations assess insurance premiums for small insured depository institutions based on a risk-based assessment system.  Under this assessment system, the FDIC evaluates the risk of each financial institution based on regulatory capital ratios and other supervisory factors. The rules base assessments on an institution’s average consolidated total assets less its average tangible equity, as opposed to total deposits.  The base assessment rates for small insured depository institutions range from 2.5 to 9 basis points for the least risky institutions to 30 to 45 basis points for the riskiest.  The rate schedules will automatically adjust in the future as the Deposit Insurance Fund (“DIF”) reserve ratio reaches certain milestones.

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

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements were effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016. Management has reviewed the new standards and evaluated all options and strategies to ensure compliance with the new standards.  Management believes that Republic will maintain its status as a “well-capitalized” financial institution under the new standards.

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

Employees

As of December 31, 2014, we had a total of 235 full-time equivalent employees.

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

Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner.  Lending money is a significant part of the banking business.  Borrowers, however, do not always repay their loans.  The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan, and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors.  Despite our efforts, we do and will experience loan losses, and our financial condition and results of operations will be adversely affected. Our non-performing assets were approximately $25.2 million at December 31, 2014.  Our allowance for loan losses was approximately $11.5 million at December 31, 2014.  Our loans between thirty and eighty-nine days delinquent totaled $15.7 million at December 31, 2014.

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

As of December 31, 2014, we had approximately $29.5 million of U.S. Federal net operating loss carryforwards, referred to as “NOLs,” available to reduce taxable income in future years.

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

In addition, the ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs may expire before we generate sufficient taxable income. There were no NOLs that expired in the fiscal years ended December 31, 2014 and December 31, 2013. There are no NOLs that could expire if not utilized for the year ending December 31, 2015.

Our assets as of December 31, 2014 included a deferred tax asset and we may not be able to realize the full amount of such asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2014, the net deferred tax asset was approximately $5.0 million, compared to a balance of approximately $6.1 million at December 31, 2013. The decrease in the net deferred tax asset resulted mainly from decreases in the net operating loss carryforward and the unrealized losses on securities available for sale in 2014.

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

Based on the analysis of the available positive and negative evidence, we determined that a valuation allowance should be recorded as of December 31, 2014.  As a result of cumulative losses in recent years and the slow and uneven growth in the current economic environment, we did not use projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor to project recoverability of the deferred tax asset balance.   We will exclude future taxable income as a factor until we can show consistent and sustained profitability. The release of this valuation allowance would have a positive impact on future earnings.  There can be no assurance as to when we could be in a position to recapture the benefits of our deferred tax asset.  Further discussion on the analysis of our deferred tax asset can be found in the “Provision (Benefit) for Income Taxes” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Federal banking regulators require us, and Republic, to maintain capital to support our operations.  Regulatory capital ratios are defined and required ratios are established by laws and regulations promulgated by banking regulatory agencies.  At December 31, 2014, our regulatory capital ratios were above “well capitalized” levels under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. Regulators, however, may require us, or Republic, to maintain higher regulatory capital ratios.  For example, regulators recently have required some banks to attain a Tier 1 leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10%, and a total risk-based capital ratio of at least 12%.  In addition, as discussed in Item 1. Business – Supervision and Regulation - Capital Adequacy, in July 2013 the FDIC and other federal banking agencies adopted new standards revising regulatory capital requirements, which establish new higher capital ratio requirements and narrow the definitions of capital.

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

Our common stock is currently traded on the Nasdaq Global Market.  During 2014, the average daily trading volume for our common stock was approximately 91,300 shares.  Sales of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

Our common stock is subordinate to our existing and future indebtedness and any preferred stock and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.

Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the prior dividend and liquidation rights of holders of any classes or series of preferred stock that our Board of Directors may designate and issue without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors and preferred shareholders. As of December 31, 2014, we had $22.5 million of outstanding debt.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting. While we have reported no material weaknesses in the Form 10-K for the fiscal year ended December 31, 2014, we cannot guarantee that we will not have any material weaknesses in the future.

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

Item 1B:  Unresolved Staff Comments

None.

Item 2:  Description of Properties

The Company currently leases its headquarters, executive offices, and twelve store locations under lease agreements that expire at various dates in the future.  The spaces covered by these leases range in square footage from approximately 800 square feet to 40,000 square feet.  Please see Note 11 “Commitments and Contingencies” to the Consolidated Financial Statements for further information regarding the leases.  In addition, the Company owns five properties utilized for store locations.  Three of the stores are open and operating today and two are currently under construction.  Management believes these facilities are adequate to meet the Company’s present and immediately foreseeable needs.

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

PART II

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of the Company’s class of common stock are listed on the Nasdaq Global Market under the symbol “FRBK.”  The table below sets forth the high and low sales prices reported for the common stock on the Nasdaq Global Market for the periods indicated.   As of March 12, 2015, there were approximately 2,100 record holders of the Company’s common stock.  On March 12, 2015, the closing price of a share of common stock on The Nasdaq Stock Market LLC was $3.55.

Quarter	High	Low
2014:
4th	$ 4.32	$ 3.61
3rd	$ 5.18	$ 3.86
2nd	$ 6.00	$ 3.48
1st	$ 4.59	$ 2.86

2013:
4th	$ 3.30	$ 2.90
3rd	$ 3.83	$ 2.75
2nd	$ 3.19	$ 2.62
1st	$ 2.78	$ 1.97

Dividend Policy

The Company has not paid any cash dividends on its common stock and has no plans to pay cash dividends during 2015.  The Company’s ability to pay dividends depends primarily on receipt of dividends from the Company’s subsidiary, Republic.  Dividend payments from Republic are subject to legal and regulatory limitations.  The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.

Item 6:  Selected Financial Data

	As of or for the Years Ended December 31,
(dollars in thousands, except per share data)	2014	2013	2012	2011	2010

INCOME STATEMENT DATA
Total interest income	$40,473	$37,205	$38,260	$38,273	$40,309
Total interest expense	4,644	4,590	6,366	8,199	10,245
Net interest income	35,829	32,615	31,894	30,074	30,064
Provision for loan losses	900	4,935	1,350	15,966	16,600
Non-interest income	8,017	9,216	8,828	10,581	2,620
Non-interest expenses	40,550	40,411	35,902	41,200	32,848
Income (loss) before provision (benefit) for income taxes	2,396	(3,515)	3,470	(16,511)	(16,764)
Provision (benefit) for income taxes	(46)	(35)	(144)	8,191	(6,074)
Net income (loss)	$2,442	$(3,480)	$3,614	$(24,702)	$(10,690)

PER SHARE DATA
Basic earnings (loss) per share	$0.07	$(0.13)	$0.14	$(0.95)	$(0.57)
Diluted earnings (loss) per share	$0.07	$(0.13)	$0.14	$(0.95)	$(0.57)
Book value per share	$2.98	$2.42	$2.69	$2.50	$3.39

BALANCE SHEET DATA
Total assets	$1,214,598	$961,665	$988,658	$1,047,353	$876,097
Total loans, net	770,404	667,048	608,359	577,442	608,911
Total investment securities	254,402	206,482	193,142	179,784	150,087
Total deposits	1,072,230	869,534	889,201	952,611	757,730
Subordinated debt	22,476	22,476	22,476	22,476	22,476
Total shareholders’ equity	112,811	62,899	69,902	64,851	88,146

PERFORMANCE RATIOS
Return on average assets	0.23%	(0.37)%	0.37%	(2.68)%	(1.14)%
Return on average shareholders’ equity	2.51%	(5.07)%	5.36%	(28.68)%	(13.42)%
Net interest margin	3.56%	3.66%	3.53%	3.59%	3.50%
Total non-interest expenses as a percentage of average assets	3.80%	4.25%	3.70%	4.47%	3.52%

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of loans	1.48%	1.81%	1.54%	2.04%	1.84%
Allowance for loan losses as a percentage of non-performing loans	53.81%	117.69%	59.46%	106.52%	28.62%
Non-performing loans as a percentage of total loans	2.74%	1.53%	2.60%	1.92%	6.45%
Non-performing assets as a percentage of total assets	2.07%	1.51%	2.52%	1.70%	6.30%
Net charge-offs as a percentage of average loans, net	0.22%	0.35%	0.63%	2.44%	2.73%

LIQUIDITY AND CAPITAL RATIOS
Average equity to average assets	9.12%	7.22%	6.95%	9.34%	8.47%
Leverage ratio	11.23%	8.59%	9.01%	8.77%	11.01%
Tier 1 capital to risk-weighted assets	13.88%	10.28%	11.48%	11.81%	13.68%
Total capital to risk-weighted assets	15.10%	11.53%	12.73%	13.09%	14.93%

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

Executive Summary

The highlights for the year ended December 31, 2014 are as follows:

•	Total assets increased by $253 million, or 26%, to $1.2 billion as of December 31, 2014 compared to $962 million as of December 31, 2013.

•	Non-interest bearing demand deposits increased by 42% to $224 million as of December 31, 2014 compared to $158 million as of December 31, 2013.

•
Total deposits increased by $203 million, or 23%, to $1.1 billion as of December 31, 2014 compared to $870 million as of December 31, 2013. The cost of funds on interest bearing deposits decreased to 0.47% for the year ended December 31, 2014 compared to 0.50% for the year ended December 31, 2013.

•	Total loans grew $103 million, or 15%, to $782 million as of December 31, 2014 compared to $679 million at December 31, 2013.

•
SBA lending continued to be a focal point of the Company’s lending strategy. More than $56 million in new SBA loans were originated during the year ended December 31, 2014. Our team is currently ranked as the #1 SBA lender in the tri-state market of New Jersey, Pennsylvania, and Delaware based on the dollar volume of loan originations.

•
Shareholders’ equity increased by 79% to $113 million as of December 31, 2014 compared to $63 million as of December 31, 2013 as a result of the $45 million common stock offering closed during the second quarter of 2014.

•	The Company’s Total Risk-Based Capital ratio was 15.10% and Tier I Leverage ratio was 11.23% at December 31, 2014.

•	Tangible book value per share was $2.98 as of December 31, 2014.

•
In 2014, we opened two new locations in Cherry Hill and Glassboro, NJ which feature our new and distinctive prototype building. We also relocated our store in Voorhees, NJ to a prime location on the other side of town and expanded and renovated our 1601 Market store in Center City Philadelphia in 2014.

•	Our Haddonfield, NJ store, which opened four years ago, has grown to more than $100 million in core deposits during 2014.

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

In evaluating our ability to recover deferred tax assets, management considers all available positive and negative evidence, including the past operating results and forecasts of future taxable income. In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require management to make judgments about the future taxable income and are consistent with the plans and estimates used to manage the business. Any reduction in estimated future taxable income may require management to record a valuation allowance against the deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on future earnings.

Results of Operations

For the year ended December 31, 2014 as compared to the year ended December 31, 2013

We reported net income of $2.4 million, or $0.07 per share, for the twelve months ended December 31, 2014 compared to a net loss of $3.5 million, or $(0.13) per share, for the twelve months ended December 31, 2013.  Prior year net income was impacted by a loan loss provision in the amount of $3.6 million on a single loan and a one-time charge of $1.9 million related to a legal settlement.

Net interest income for the twelve months ended December 31, 2014 increased $3.2 million to $35.8 million as compared to $32.6 million for the twelve months ended December 31, 2013.  Interest income increased $3.3 million, or 8.8%, due primarily to an increase in average loan balances. Interest expense increased $54,000 or 1.2%, primarily due to an increase in average deposit balances.

We recorded a loan loss provision in the amount of $900,000 for the twelve months ended December 31, 2014 compared to a provision of $4.9 million during the twelve months ended December 31, 2013.  The lower provision recorded for the twelve months ended December 31, 2014 was driven by a loan loss provision in the amount of $3.6 million on one loan recorded in 2013 which did not recur in 2014.

Non-interest income decreased $1.2 million to $8.0 million during the twelve months ended December 31, 2014 as compared to $9.2 million during the twelve months ended December 31, 2013 primarily due to a decrease of $621,000 in gains recognized on the sale of SBA loans during the twelve months ended December 31, 2014 as a result of fewer SBA loan originations during the current period.  In addition, there was a decrease of $245,000 in gains on the sale of investment securities and a decrease of $238,000 in legal settlements compared to December 31, 2013.

Non-interest expenses increased $139,000 to $40.6 million during the twelve months ended December 31, 2014 as compared to $40.4 million during the twelve months ended December 31, 2013.  The increase during the twelve months ended December 31, 2014 was primarily due to an increase in salaries and benefits of $3.0 million driven primarily by annual merit increases along with increased staffing levels related to the Company’s growth strategy of adding and relocating stores.  Occupancy related expenses also increased by $889,000 as a result of the growth and relocation strategy.  These increases were offset by a legal settlement of $1.9 million recorded in 2013, a decrease in other real estate owned expenses of $1.4 million, and a decrease of $588,000 in legal expenses.

Return on average assets and average equity from continuing operations were 0.23% and 2.51%, respectively, during the twelve months ended December 31, 2014 compared to (0.37)% and (5.07)%, respectively, for the twelve months ended December 31, 2013.

Average Balances and Net Interest Income

Historically, our earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods average assets, liabilities, and shareholders’ equity, interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and Republic’s net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency, using a rate of 35% in 2014, 2013 and 2012.

Average Balances and Net Interest Income

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013			For the Year Ended December 31, 2012
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest earning assets	$75,593	$187	0.25%	$67,307	$185	0.27%	$116,268	$300	0.26%
Investment securities and restricted stock	217,939	5,613	2.58%	192,315	4,820	2.51%	187,446	5,622	3.00%
Loans receivable	724,231	35,052	4.84%	640,233	32,523	5.08%	609,943	32,734	5.37%
Total interest-earning assets	1,017,763	40,852	4.01%	899,855	37,528	4.17%	913,657	38,656	4.23%
Other assets	50,302			50,616			56,149
Total assets	$1,068,065			$950,471			$969,806

Interest bearing liabilities:
Demand – non-interest bearing	$189,810			$149,125			$136,999
Demand – interest bearing	233,693	888	0.38%	192,224	825	0.43%	146,319	796	0.54%
Money market & savings	439,484	1,929	0.44%	417,652	1,786	0.43%	433,422	2,718	0.63%
Time deposits	78,073	719	0.92%	92,484	867	0.94%	155,549	1,718	1.10%
Total deposits	941,060	3,536	0.38%	851,485	3,478	0.41%	872,289	5,232	0.60%
Total interest bearing deposits	751,250	3,536	0.47%	702,360	3,478	0.50%	735,290	5,232	0.71%
Other borrowings	22,530	1,108	4.92%	22,476	1,112	4.95%	22,531	1,134	5.03%
Total interest-bearing liabilities	773,780	4,644	0.60%	724,836	4,590	0.63%	757,821	6,366	0.84%
Total deposits and other borrowings	963,590	4,644	0.48%	873,961	4,590	0.53%	894,820	6,366	0.71%
Non-interest bearing other liabilities	7,084			7,902			7,573
Shareholders’ equity	97,391			68,608			67,413
Total liabilities and shareholders’ equity	$1,068,065			$950,471			$969,806

Net interest income(2)		$36,208			$32,938			$32,290
Net interest spread			3.41%			3.54%			3.39%
Net interest margin(2)			3.56%			3.66%			3.53%
(1) Yields on investments are calculated based on amortized cost.
(2) Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $379, $323, and $396 in 2014, 2013, and 2012, respectively, to adjust for tax equivalency.
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

	Year ended December 31, 2014 vs. 2013			Year ended December 31, 2013 vs. 2012
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$20	$(18)	$2	$(134)	$19	$(115)
Securities	660	133	793	122	(924)	(802)
Loans	4,006	(1,477)	2,529	1,409	(1,620)	(211)
Total interest-earning assets	4,686	(1,362)	3,324	1,397	(2,525)	(1,128)

Interest expense:
Deposits
Interest-bearing demand deposits	$158	$(95)	$63	$197	$(168)	$29
Money market and savings	96	47	143	(62)	(870)	(932)
Time deposits	(133)	(15)	(148)	(591)	(260)	(851)
Total deposit interest expense	121	(63)	58	(456)	(1,298)	(1,754)
Other borrowings	1	(5)	(4)	-	(22)	(22)
Total interest expense	122	(68)	54	(456)	(1,320)	(1,776)
Net interest income	$4,564	$(1,294)	$3,270	$1,853	$(1,205)	$648

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, for the twelve months of 2014 increased by $3.3 million, or 9.9%, over the same period in 2013. Interest income on interest-earning assets totaled $40.9 million for the twelve months of 2014, an increase of $3.3 million, compared to the same period in 2013. The increase in interest income earned was the result of an increase in the average balance of loans receivable and investment securities that helped to offset a 24 bp decrease in the yield on loans receivable. Total interest expense for the twelve months of 2014 increased $54,000, or 1.2%, from $4.6 million in 2013 to $4.6 million in 2014. Interest expense on deposits increased by $58,000, or 1.7%, for the twelve months of 2014 versus the same period of 2013. Interest expense on short-term borrowings decreased by $4,000 for the twelve months of 2014 compared to the same period in 2013.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.41% during the twelve months of 2014 versus 3.54% during the twelve months of 2013. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets.  For the twelve months of 2014 and 2013, the fully tax-equivalent net interest margin was 3.56% and 3.66%, respectively.  The net interest margin for the year ending December 31, 2014 decreased primarily as a result of a decrease in the yield on loans receivable.

Provision for Loan Losses

We recorded a provision for loan losses in the amount of $900,000 for the twelve months ended December 31, 2014 compared to a $4.9 million provision for the twelve months ended December 31, 2013. The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.

The higher provision recorded during 2013 was primarily driven by a single loan relationship which was originated in 2006 and determined to be impaired during the fourth quarter of 2013 due to delinquency in payments.  The need for a provision in the amount of $3.6 million was the result of a significant reduction in the collateral value supporting the loan based upon a current appraisal.  Management is working closely with this borrower to resolve the delinquency issue and address the collateral deficiency.

In addition, the provision recorded for the twelve months ended December 31, 2014 as compared to the twelve months ended December 31, 2013 decreased due to a reduction in the allowance for loan losses related to non-impaired loans evaluated collectively for impairment.  The decrease associated with loans collectively evaluated for impairment was driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.

Non-Interest Income

Total noninterest income for the first twelve months of 2014 decreased by $1.2 million, or 13.0%, from the same period in 2013. Gains recognized on the sale of SBA loans were $4.7 million during the twelve months of 2014 compared to $5.3 million in the same period of 2013.  In addition, we also recognized gains of $458,000 on the sale of investment securities during 2014 compared to gains of $703,000 on the sale of investment securities in 2013. We recorded no legal settlements during the twelve month period ended December 31, 2014 compared to $238,000 in the twelve month period ended December 31, 2013.

Non-Interest Expenses

In 2014, noninterest expenses increased by $139,000, or 0.3%, compared to 2013. A explanation of changes in noninterest expenses for certain categories is presented in the following paragraphs.

Salary expenses and employee benefits in 2014 were $20.1 million, an increase of $3.0 million, or 17.7%, compared to 2013 primarily driven by annual merit increases along with increased staffing levels related to our growth strategy of adding and relocating stores.

Occupancy related expenses increased by $889,000, or 15.5%, in 2014 compared to 2013, also as a result of the growth and relocation strategy.

Other real estate owned expenses totaled $1.8 million during 2014, a decrease of $1.4 million, or 43.6%, when compared to 2013 primarily due to lower writedowns in 2014 on assets held in the other real estate owned category.

As previously mentioned, we settled a legal matter totaling $1.9 million in 2013.  This one-time charge of $1.9 million in 2013 was related to an agreement in connection with litigation in which the Company was a defendant. In addition, we had a decrease of $588,000 in legal expenses.  Other minor decreases in regulatory assessments, insurance, and other operating expenses were offset by increases in data processing, advertising, professional fees, and other taxes for the twelve months of 2014 versus the same period last year.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expense. For the twelve month period ended December 31, 2014, the ratio equaled 3.05% compared to 3.09% for the twelve month period ended December 31, 2013, respectively, reflecting higher average assets related to the Company’s growth strategy of adding and relocating stores.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. The efficiency ratio equaled 92.5% for the twelve months of 2014, compared to 96.6% for the twelve months of 2013. The decrease for the twelve months ended December 31, 2014 versus December 31, 2013 was due to a 4.8% increase in total revenues.

Provision (Benefit) for Income Taxes

We recorded a benefit for income taxes of $46,000 for the twelve months ended December 31, 2014, compared to a $35,000 benefit for the twelve months ended December 31, 2013.  The $46,000 benefit recorded during the twelve months of 2014 was the net result of an estimated tax provision in the amount of $633,000 calculated on the net profit generated during the period using our normal estimated tax rate, offset by an adjustment to the deferred tax asset valuation allowance in the amount of $679,000.  The effective tax rates for the twelve month periods ended December 31, 2014 and 2013 were 26% and (42%), respectively, excluding an adjustment to the deferred tax asset valuation allowance.

We evaluate the carrying amount of its deferred tax assets on a quarterly basis or more frequently, if necessary, in accordance with the guidance provided in Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 740 (ASC 740), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e. a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence.  If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods, a valuation allowance is calculated and recorded.  These determinations are inherently subjective and dependent upon estimates and judgments concerning management’s evaluation of both positive and negative evidence.

In conducting the deferred tax asset analysis, we believe it is important to consider the unique characteristics of an industry or business.  In particular, characteristics such as business model, level of capital and reserves held by financial institutions and their ability to absorb potential losses are important distinctions to be considered for bank holding companies like the Company. In addition, it is also important to consider that net operating loss carryforwards (“NOLs”) for federal income tax purposes can generally be carried back two years and carried forward for a period of twenty years. In order to realize our deferred tax assets, we must generate sufficient taxable income in such future years.

In assessing the need for a valuation allowance, we carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based on the analysis of available positive and negative evidence, we determined that a valuation allowance should be recorded as of December 31, 2014 and December 31, 2013.

When calculating an estimate for a valuation allowance, we assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carry forwards as defined in ASC 740. As a result of cumulative losses in recent years and the slow, ongoing recovery in the current economic environment, we did not use projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor. We will exclude future taxable income as a factor until we can show consistent and sustainable profitability.

We did assess tax planning strategies as defined under ASC 740 to determine the amount of a valuation allowance. Strategies reviewed included the sale of investment securities and loans with fair values greater than book values, redeployment of cash and cash equivalents into higher yielding investment options, a switch from tax-exempt to taxable investments and loans, and the election of a decelerated depreciation method for tax purposes on future fixed asset purchases. We believe that these tax planning strategies are (a) prudent and feasible, (b) steps that we would not ordinarily take, but would take to prevent an operating loss or tax credit carryforward from expiring unused, and (c) would result in the realization of existing deferred tax assets. These tax planning strategies, if implemented, would result in taxable income in the first full reporting period after deployment and accelerate the recovery of deferred tax asset balances if faced with the inability to recover those assets or the risk of potential expiration. We believe that these are viable tax planning strategies and appropriately considered in the analysis at this time, but may not align with the strategic direction of the organization today and therefore, has no present intention to implement such strategies.

The net deferred tax asset balance before consideration of a valuation allowance was $19.6 million as of December 31, 2014 and $21.4 million as of December 31, 2013.  After assessment of all available tax planning strategies, we determined that a partial valuation allowance in the amount of $14.7 million as of December 31, 2014 and $15.3 million as of December 31, 2013 should be recorded.

The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.  When the determination is made to include projections of future taxable income as a factor in recovering the deferred tax asset, the valuation allowance will be reduced accordingly resulting in a corresponding increase in net income.

Net Income and Net Income per Common Share

Net income for the twelve month period ended December 31, 2014 was $2.4 million, an increase of $5.9 million, compared to a $3.5 million net loss recorded for the twelve month period ended December 31, 2013. The higher net income in 2014 was due to a $4.0 million decrease in the provision for loan losses, a $3.2 million increase in net interest income, partially offset by a $1.2 million decrease in noninterest income and a $139,000 increase in noninterest expenses.

For the twelve month period ended December 31, 2014, basic and fully-diluted net income per common share was $0.07 compared to basic and fully-diluted net loss per common share of $(0.13) for the twelve month period ended December 31, 2013.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. The ROA for the twelve month periods ended December 31, 2014 and 2013 was 0.23% and (0.37)%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE for the twelve month period ended December 31, 2014 was 2.51%, compared to (5.07)% for the twelve month period ended December 31, 2013.

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

For information regarding the evaluation, calculation, and assessment undertaken by the Company in connection with its deferred tax asset, see the discussion under the heading “- Results of Operations – For the year ended December 31, 2014 as compared to the year ended December 31, 2013 – Provision (Benefit) for Income Taxes” above.

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

Financial Condition

December 31, 2014 compared to December 31, 2013

Total assets increased by $252.9 million to $1.2 billion at December 31, 2014, compared to $961.7 million at December 31, 2013.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount in these two categories increased by $92.9 million to $128.8 million at December 31, 2014, from $35.9 million at December 31, 2013. The increase was primarily caused by a growth in deposit balances during 2014 along with the sale of common stock in a private placement offering during the second quarter of 2014.

 Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which we usually originate with the intention of selling in the future.  Total SBA loans held for sale were $1.7 million at December 31, 2014.  The decrease of $3.2 million was primarily driven by the timing of settlement on the sale of two loans which closed shortly after year end in 2013.  Loans held for sale, as a percentage of our total assets, were less than 1% at December 31, 2014.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $19.9 million at December 31, 2014. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit. The aggregate amount of those relationships that exceeded $13.3 million at December 31, 2014, was $14.4 million. A $13.3 million threshold, which amounts to approximately 10% of total regulatory capital, reflects an additional internal monitoring guideline.

 Loans increased $102.6 million, or 15%, to $781.9 million at December 31, 2014, versus $679.3 million at December 31, 2013.  This growth was the result of an increase in loan demand in the commercial real estate, owner occupied real estate, commercial and industrial, consumer, and construction and land development categories driven by the successful execution of our relationship banking strategy which focuses on customer service.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), municipal securities, corporate bonds, asset-backed securities (ABS), and pooled trust preferred securities (CDO).  Available-for-sale securities totaled $185.4 million at December 31, 2014, compared to $204.9 million at December 31, 2013. The decrease was primarily due to the transfer of $70.1 million of available-for-sale securities to held-to-maturity in addition to sales and pay downs of securities totaling $31.5 million, partially offset by the purchase of available-for-sale securities totaling $78.8 million during 2014.  At December 31, 2014, the portfolio had a net unrealized gain of $129,000 compared to a net unrealized loss of $4.4 million at December 31, 2013.  The change in value of the investment portfolio was driven by a decrease in market interest rates which drove an increase in value of the bonds held in our portfolio during 2014.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency collateralized mortgage obligations. The fair value of securities held-to-maturity totaled $68.3 million and $21,000 at December 31, 2014 and December 31, 2013, respectively. The increase was due to the transfer of $70.1 million of available for sale securities to held-to-maturity, partially offset by pay downs of securities totaling $2.3 million.

ASC 320 “Investments – Debt and Equity Securities” requires an entity to determine how to classify a security at the time of acquisition. The appropriateness of the original classification should be reassessed at each reporting period.  The transfer of investment securities from available-for-sale to held-to maturity category during the quarter ended September 30, 2014 was completed after an extensive analysis of the characteristics of all securities held in the portfolio, in addition to a review of our liquidity position under multiple scenarios including varying interest rate environments.  Twelve of the thirteen securities transferred were GNMA collateralized mortgage obligations which are backed by the full faith and credit of the U.S. government.  The other bond was a collateralized mortgage obligation issued by FNMA. Bonds issued by GNMA receive favorable risk rating when calculating regulatory risk-based capital ratios. In addition, both GNMA and FNMA securities are often pledged as collateral as required to hold certain government deposits and are accepted as collateral as a result of the high quality and low-risk nature of these bonds.

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

Restricted Stock

 Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of December 31, 2014 and December 31, 2013.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Central Bankers Bank (“ACBB”).  In 2012, the FHLB repurchased 29% of Republic’s total restricted stock outstanding and issued its first dividend payments since 2008. During 2013, FHLB repurchased all remaining excess restricted stock outstanding and continued with the quarterly payment of dividends.

At December 31, 2014 and December 31, 2013, the investment in FHLB of Pittsburgh stock totaled $1.0 million and $1.4 million, respectively.  At both December 31, 2014 and December 31, 2013, ACBB stock totaled $143,000.

Other Real Estate Owned

 The balance of other real estate owned decreased to $3.7 million at December 31, 2014 from $4.1 million at December 31, 2013, primarily due to writedowns in the amount of $1.1 million on existing foreclosed properties during 2014 and sales during 2014 totaling $197,000, partially offset by transfers from loans receivable totaling $1.0 million.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $202.7 million to $1.1 billion at December 31, 2014, from $869.5 million at December 31, 2013.  The increase was primarily the result of a $120.0 million increase in demand deposits and an $86.2 million increase in money market and savings deposits, which reflects the success of our retail-focused strategy of gathering low-cost core deposits.  Republic has continued to focus on its efforts to gather low-cost, core deposits by successfully executing its relationship banking model which is based upon high levels of customer service. In addition, the Company has begun to implement its relocation and expansion strategy through the opening of additional stores. This strategy has also allowed Republic to nearly eliminate its dependence on the more volatile sources of funding in brokered and public fund certificates of deposit.

Shareholders’ Equity

Total shareholders’ equity increased $49.9 million to $112.8 million at December 31, 2014, compared to $62.9 million at December 31, 2013, primarily due to $44.9 million in net proceeds received from the sale of common stock in a private placement offering.  To support our growth and expansion strategy, we sold 11.8 million shares of common stock at a price of $3.80 per share during the second quarter of 2014. In addition, there was also a reduction in accumulated other comprehensive losses associated with unrealized losses in the investment securities portfolio resulting in an increase in shareholder’s equity of $2.2 million. The shift in market value of the securities portfolio resulted in accumulated other comprehensive losses of $632,000 at December 31, 2014 compared to accumulated other comprehensive losses of $2.8 million at December 31, 2013 which was primarily driven by a decrease in market interest rates which drove an increase in value of the bonds held in our portfolio and the transfer of available-for-sale securities to held-to-maturity. We also recognized net income of $2.4 million during 2014.

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

A summary of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2014, 2013 and 2012 is as follows:

	At December 31,
(dollars in thousands)	2014	2013	2012
Available for sale
Collateralized mortgage obligations	$98,626	$127,242	$97,959
Mortgage-backed securities	13,271	15,669	20,626
Municipal securities	15,784	9,737	11,150
Corporate bonds	33,840	32,174	32,231
Asset-backed securities	18,353	19,089	19,785
Trust preferred securities	5,261	5,277	5,785
Other securities	115	115	131
Total amortized cost of securities	$185,250	$209,303	$187,667

Total fair value of investment securities	$185,379	$204,891	$189,259

Held to maturity
U.S. Government Agencies	$1	$1	$1
Collateralized mortgage obligations	67,845	0	0
Other securities	20	20	66
Total amortized cost of securities	$67,866	$21	$67

Total fair value of investment securities	$68,253	$21	$69

No single issuer of securities (excluding government agencies) in the portfolio exceeded more than 10% of shareholders’ equity at December 31, 2014 with the exception of corporate bonds issued by Morgan Stanley.  The Morgan Stanley bonds had a book value of $12.0 million and a market value of $12.2 million at December 31, 2014. No single issuer of securities (excluding government agencies) in the portfolio exceeded more than 10% of shareholders’ equity at December 31, 2013 with the exception of corporate bonds issued by Goldman Sachs and Morgan Stanley. The Goldman Sachs bonds had a book value of $10.3 million and a market value of $10.8 million at December 31, 2013.  The Morgan Stanley bonds had a book value of $10.0 million and a market value of $10.3 million at December 31, 2013.

At December 31, 2014, the investment portfolio included twenty-eight municipal securities with a total market value of $16.1 million.  The securities are reviewed quarterly for impairment.  Research on each issuer is completed to assess the financial stability of the municipal entity.  The largest geographic concentration was in Pennsylvania and New Jersey where twenty-one municipal securities had a market value of $11.6 million. As of December 31, 2014, management found no evidence of other than temporary impairment (“OTTI”) on any of the municipal securities held in the investment securities portfolio.

At December 31, 2014, the portfolio included two asset-backed securities with a total market value of $18.5 million, the majority of which (97%) is guaranteed by the U.S. Dept. of Education. At December 31, 2014, the portfolio also included pooled trust preferred securities (CDOs) with a market value of $3.2 million. The unrealized loss for the CDOs was due to the secondary market for such securities becoming inactive and is considered temporary.

The following table presents the maturity distribution and weighted average yield by holding type and year of maturity of our investment securities portfolio at December 31, 2014.

	December 31, 2014
	Within One Year		One to Five Years		Five to Ten Years		Past Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Fair value	Cost	Yield
Available for Sale
Collateralized mortgage obligations	$-	-	$-	-	$-	-	$99,222	2.48%	$99,222	$98,626	2.48%
Mortgage-backed securities	-		-	-	29	2.40%	13,773	3.17%	13,802	13,271	3.16%
Municipal securities	-	-	-	-	9,969	2.61%	6,138	3.75%	16,107	15,784	3.04%
Corporate bonds	7,040	2.41%	17,281	2.76%	7,101	4.06%	3,005	3.67%	34,427	33,840	3.02%
Asset-backed securities	-	-	-	-	10,434	1.93%	8,071	0.99%	18,505	18,353	1.52%
Trust Preferred securities	-	-	-	-	-	-	3,193	0.00%	3,193	5,261	0.00%
Other securities	-	-	123	1.10%	-	-	-	-	123	115	1.10%
Total AFS securities	$7,040	2.41%	$17,404	2.75%	$27,533	2.73%	$133,402	2.49%	$185,379	$185,250	2.53%

Held to Maturity
U.S. Government Agencies	$-	-	$1	1.47%	$-	-	$-	-	$1	$1	1.47%
Collateralized mortgage obligations	-	-	-	-	-	-	68,232	2.23%	68,232	67,845	2.23%
Other securities	-	-	20	0.00%	-	-	-	-	20	20	0.00%
Total HTM securities	$-	-	$21	0.07%	$-	-	$68,232	2.23%	$68,253	$67,866	2.24%

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

The types of instruments valued on matrix pricing in active markets include all of the U.S. government and agency securities, municipal obligations and corporate bonds. Such instruments are generally classified within Level 2 of the fair value hierarchy. As required by ASC 820, we do not adjust the matrix pricing for such instruments.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2014, 2013, and 2012:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1,	$2,850	$3,006	$3,187	$3,007	$3,410	$3,004
Security transferred to Level 3 measurement	-	-	-	-	-	-
Unrealized gains (losses)	360	(1)	171	(1)	401	3
Paydowns	(10)	-	(508)	-	(590)	-
Impairment charges on Level 3	(7)	-	-	-	(34)	-
Balance, December 31,	$3,193	$3,005	$2,850	$3,006	$3,187	$3,007

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of December 31, 2014 and December 31, 2013. Financial information on the issuers was also obtained from Bloomberg, the FDIC and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages.  A detailed explanation of the assumptions used to estimate the fair market value of the CDOs can be found in Note 14 “Fair Value Measurements and Fair Values of Financial Investments” to the Consolidated Financial Statements.

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

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $19.9 million at December 31, 2014. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $13.3 million (an internal monitoring guideline which approximates 10% of capital and reserves) at December 31, 2014, amounted to $14.4 million. There were no loans in excess of the legal lending limit at December 31, 2014.

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

At December 31, 2014, we had loan concentrations exceeding 10% of total loans for credits extended to lessors of nonresidential real estate in the aggregate amount of $204.6 million, which represented 26.2% of gross loans receivable and lessors of residential real estate in the aggregate amount of $128.8 million, which represented 16.5% of gross loans receivable.  Loan concentrations are considered to exist when amounts are loaned to multiple numbers of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions. At December 31, 2014, we had no foreign loans outstanding.

Total loans, net of deferred loan fees, increased by $102.6 million, or 15.1%, to $781.9 million at December 31, 2014, from $679.3 million at December 31, 2013, as we saw a positive trend in quality loan demand during 2014 and continued success in our relationship banking model.

The following table sets forth gross loans by major categories for the periods indicated:

	At December 31,
(dollars in thousands)	2014	2013	2012	2011	2010

Commercial real estate	$379,259	$342,794	$335,561	$344,377	$374,935
Construction and land development	29,861	23,977	26,659	35,061	73,795
Commercial and industrial	145,113	118,209	103,768	87,668	78,428
Owner occupied real estate	188,025	160,229	126,242	102,777	70,833
Consumer and other	39,713	31,981	23,449	16,683	17,808
Residential mortgage	408	2,359	2,442	3,150	5,026
Total loans	$782,379	$679,549	$618,121	$589,716	$620,825

Deferred loan fees	439	238	220	224	470
Total loans, net of deferred loan fees	$781,940	$679,311	$617,901	$589,492	$620,355

Loan Maturity and Interest Rate Sensitivity

The amount of loans outstanding by category as of the dates indicated, which are due in: (i) one year or less, (ii) more than one year through five years, and (iii) over five years, is shown in the following table.  Loan balances are also categorized according to their sensitivity to changes in interest rates.

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Total
Fixed rate:
1 year or less	$23,073	$11,132	$13,355	$8,977	$237	$-	$56,774
1-5 years	213,490	1,903	27,758	69,232	199	-	312,582
After 5 years	76,416	-	18,719	58,644	8,804	408	162,991
Total fixed rate	312,979	13,035	59,832	136,853	9,240	408	532,347

Adjustable rate:
1 year or less	$30,622	$2,999	$57,186	$1,648	$381	$-	$92,836
1-5 years	21,048	3,521	15,332	6,899	2,259	-	49,059
After 5 years	14,610	10,306	12,763	42,625	27,833	-	108,137
Total adjustable rate	66,280	16,826	85,281	51,172	30,473	-	250,032

Total	$379,259	$29,861	$145,113	$188,025	$39,713	$408	$782,379
In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, and at interest rates prevailing at the date of renewal.  At December 31, 2014, 68.0% of total loans were fixed rate compared to 65.9% at December 31, 2013.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated:

	At December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Loans accruing, but past due 90 days or more	$-	$-	$202	$748	$-
Non-accrual loans:
Commercial real estate	13,979	1,104	7,987	1,880	14,955
Construction and land development	377	1,618	1,342	4,022	18,970
Commercial and industrial	4,349	6,837	4,693	3,925	4,500
Owner occupied real estate	2,306	205	968	-	1,061
Consumer and other	429	656	856	737	506
Residential mortgage	-	-	-	-	-
Total non-accrual loans	21,440	10,420	15,846	10,564	39,992
Total non-performing loans(1)	21,440	10,420	16,048	11,312	39,992
Other real estate owned	3,715	4,059	8,912	6,479	15,237
Total non-performing assets(1)	$25,155	$14,479	$24,960	$17,791	$55,229

Non-performing loans as a percentage of total loans, net of unearned income(1)	2.74%	1.53%	2.60%	1.92%	6.45%
Non-performing assets as a percentage of total assets	2.07%	1.51%	2.52%	1.70%	6.30%

(1) Non-performing loans are comprised of (i) loans that are on non-accrual basis and (ii) accruing loans that are 90 days or more past due. Non-performing assets are composed of non-performing loans and other real estate owned.

Problem loans can consist of loans that are performing, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms.  At December 31, 2014, all identified problem loans included in the preceding table are internally classified and have been evaluated for a specific reserve allocation in the allowance for loan losses (see “Allowance for Loan Losses”).

Non-performing assets increased by $10.7 million, or 74%, to $25.2 million at December 31, 2014, compared to $14.5 million at December 31, 2013. This increase was primarily driven by one loan in the amount of $13.0 million that was transferred to non-accrual status during the second quarter of 2014. A reserve for this loan was recorded in the fourth quarter of 2013 when it was initially downgraded to impaired status.

The following summary shows the impact on interest income of non-accrual loans, subsequent to being placed on non-accrual for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Interest income that would have been recorded had the loans been in accordance with their original terms	$980,000	$488,000	$699,000	$583,000	$2,405,000
Interest income included in net income	$-	$-	$-	$-	$-

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

A detailed analysis of our allowance for loan losses for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 is as follows:

	For the Year Ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010

Balance at beginning of period	$12,263	$9,542	$12,050	$11,444	$12,841
Charge-offs:
Commercial real estate	364	1,291	1,582	8,783	3,823
Construction and land development	303	60	1,004	3,719	13,835
Commercial and industrial	1,185	611	1,304	1,088	1,468
Owner occupied real estate	150	320	-	1,838	-
Consumer and other	10	75	102	41	42
Residential mortgage	-	-	-	-	-
Total charge-offs	2,012	2,357	3,992	15,469	19,168
Recoveries:
Commercial real estate	5	54	-	44	437
Construction and land development	214	-	105	10	621
Commercial and industrial	166	63	-	-	110
Owner occupied real estate	-	-	-	15	-
Consumer and other	-	26	29	40	3
Residential mortgage	-	-	-	-	-
Total recoveries	385	143	134	109	1,171
Net charge-offs	1,627	2,214	3,858	15,360	17,997
Provision for loan losses	900	4,935	1,350	15,966	16,600
Balance at end of period	$11,536	$12,263	$9,542	$12,050	$11,444

Average loans outstanding(1)	$724,231	$640,233	$609,943	$630,309	$659,882

As a percent of average loans:(1)
Net charge-offs	0.22%	0.35%	0.63%	2.44%	2.73%
Provision for loan losses	0.12%	0.77%	0.22%	2.53%	2.52%
Allowance for loan losses	1.59%	1.92%	1.56%	1.91%	1.73%

Allowance for loan losses to:
Total loans, net of unearned income	1.48%	1.81%	1.54%	2.04%	1.84%
Total non-performing loans	53.81%	117.69%	59.46%	106.52%	28.62%

(1) Includes non-accruing loans.

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.  The Company recorded a loan loss provision in the amount of $900,000 in 2014 compared to a $4.9 million provision in 2013.

The decrease in the provision recorded during 2014 when compared to 2013 was primarily driven by a single loan relationship which was determined to be impaired during the fourth quarter of 2013 due to delinquency in payments.  The need for a provision in the amount of $3.6 million, recorded in 2013, was the result of a significant reduction in the collateral value supporting the loan based upon a current appraisal.  Management is working closely with this borrower to resolve the delinquency issue and address the collateral deficiency.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 53.8% at December 31, 2014 as compared to 117.7% at December 31, 2013 and 59.5% at December 31, 2012.  The decrease in the coverage ratio at December 31, 2014 when compared to December 31, 2013 was primarily the result of an increase in non-performing loans during 2014.  This increase was driven by one loan relationship that transferred to non-accrual status in the second quarter 2014.  A reserve for this loan was recorded during the fourth quarter of 2013 when it was initially downgraded to impaired status.  Coverage is considered adequate by management as of December 31, 2014.

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

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which there were partial charge-offs during the year amounted to $17.8 million at December 31, 2014 compared to $6.2 million at December 31, 2013.

The Company’s charge-off policy is reviewed on an annual basis and updated as necessary.  During the twelve months ended December 31, 2014, there have been no changes made to this policy.

We have an existing loan review program, which monitors the loan portfolio on an ongoing basis. A loan review officer who reviews both the loan portfolio and overall adequacy of the allowance for loan losses conducts this loan review on a quarterly basis and reports directly to the Board of Directors.

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at December 31, 2014. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

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

The allocation of the allowance for loan losses for the past five years is as follows:

	At December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial real estate	$6,828	48.5%	$6,454	50.4%	$3,979	54.3%	$7,372	58.4%	$7,243	60.4%
Construction and land development	917	3.8%	1,948	3.5%	1,273	4.3%	558	6.0%	837	11.9%
Commercial and industrial	1,579	18.5%	2,309	17.4%	1,880	16.8%	1,928	14.9%	1,443	12.6%
Owner occupied real estate	1,638	24.0%	985	23.6%	1,967	20.4%	1,963	17.4%	1,575	11.4%
Consumer and other	234	5.1%	225	4.7%	234	3.8%	113	2.8%	130	2.9%
Residential mortgage	2	0.1%	14	0.4%	17	0.4%	23	0.5%	41	0.8%
Unallocated	338	-	328	-	192	-	93	-	175	-
Total allowance for loan losses	$11,536	100%	$12,263	100%	$9,542	100%	$12,050	100%	$11,444	100%

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

The majority of our loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. We attempt to evaluate larger loans individually, on the basis of our loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, information on potential problems might not be available. Our portfolio of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At December 31, 2014, loans made for commercial real estate, construction and land development, commercial and industrial, owner occupied real estate, consumer and other, and residential mortgage purposes, respectively, amounted to $379.3 million, $29.9 million, $145.1 million, $188.0 million, $39.7 million, and $408,000.

A loan is considered impaired, in accordance with ASC 310, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans, but also include internally classified accruing loans.  As of December 31, 2014, management identified a total of three troubled debt restructurings in the loan portfolio in the amount of $9.6 million.  Three troubled debt restructurings in the amount of $4.2 million were identified as of December 31, 2013.

The following table presents the Company’s impaired loans at December 31, 2014, 2013, and 2012:

(dollars in thousands)	December 31,
	2014	2013	2012
Impaired loans without a valuation allowance	$16,742	$10,790	$27,594
Impaired loans with a valuation allowance	18,902	21,743	13,421
Total impaired loans	$35,644	$32,533	$41,015

Valuation allowance related to impaired loans	$5,130	$5,610	$2,943
Total nonaccrual loans	21,440	10,420	15,846
Total loans past-due ninety days or more and
still accruing	-	-	202

The recorded investment in loans that are impaired in accordance with ASC 310 totaled $35.6 million, $32.5 million, and $41.0 million at December 31, 2014, 2013, and 2012, respectively. The amounts of related valuation allowances were $5.1 million, $5.6 million, and $2.9 million, respectively at those dates.  For the years ended December 31, 2014, 2013, and 2012 the average recorded investment in impaired loans was approximately $33.0 million, $33.7 million, and $40.8 million, respectively.  Republic earned $614,000, $1.2 million, and $1.6 million of interest income on impaired loans (internally classified accruing loans) in 2014, 2013, and 2012, respectively.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

Total impaired loans increased by $3.1 million, or 10%, during the year ended December 31, 2014. This increase was due to a credit downgrade on one loan relationship in the amount of $6.1 million identified as a troubled debt restructuring in the fourth quarter of 2014. The loan has been and continues to be an accruing loan and the borrower has remained current since the modification.  The downgrade was partially offset by balance payoffs, writedowns, and credit upgrades processed in 2014.  The valuation allowance related to impaired loans decreased to $5.1 million at December 31, 2014 compared to $5.6 million at December 31, 2013. At December 31, 2014 and 2013, internally classified accruing loans totaled approximately $14.2 million and $22.1 million, respectively.

The following table presents the Company’s 30 to 89 days past due loans at December 31, 2014, 2013, and 2012:

(dollars in thousands)	December 31,
	2014	2013	2012
30 to 59 days past due	$1,681	$21,504	$1,143
60 to 89 days past due	14,062	6,987	27,823
Total loans 30 to 89 days past due	$15,743	$28,491	$28,966

The decrease in loan balances 30 to 59 days past due was the result of delinquency in two lending relationships at December 31, 2013, one of which in the amount of $12.7 million moved from 30 to 59 days past due at December 31, 2013 to greater than 90 days  past due as of December 31, 2014, the other in the amount of $6.0 million moved from 30 to 59 days past due at December 31, 2013 to current status at December 31, 2014.  The increase in loan balances 60 to 89 days past due was the result of delinquency in one lending relationship at December 31, 2014 in the amount of $5.0 million.  Management has engaged in active discussions with all delinquent relationships to address delinquencies and is confident that acceptable resolutions will be achieved in the near term.

Deposits

Total deposits at December 31, 2014 were $1.1 billion, a increase of $202.7 million or 23.3% from total deposits of $869.5 million at December 31, 2013.  Total deposits by account type at December 31, 2014, 2013 and 2012 are as follows:

(dollars in thousands)	At December 31,
	2014	2013	2012
Demand deposits, non-interest bearing	$224,245	$157,806	$145,407
Demand deposits, interest bearing	283,768	230,221	180,440
Money market & savings deposits	488,848	402,671	440,120
Time deposits	75,369	78,836	123,234
Total deposits	$1,072,230	$869,534	$889,201

In general, Republic pays higher interest rates on time deposits compared to other deposit categories.  Republic’s various deposit liabilities may fluctuate from period-to-period, reflecting customer behavior and strategies to optimize net interest income.  The increase in total deposits to $1.1 billion at December 31, 2014 from $869.5 million at December 31, 2013 was primarily the result of a $120.0 million increase in demand deposits, an $86.2 million increase in money market and savings deposits, which reflects the success of our retail-focused strategy of gathering low-cost core deposits.  This strategy has also allowed us to nearly eliminate our dependence on the more volatile sources of funding in brokered and internet based certificates of deposit.

The average balances and weighted average rates of Republic’s deposits for the last three years are as follows:

	For the Years Ended December 31,
	2014		2013		2012
(dollars in thousands)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposits:
Non-interest bearing	$189,810		$149,125		$136,999
Interest bearing	233,693	0.38%	192,224	0.43%	146,319	0.54%
Money market & savings deposits	439,484	0.44%	417,652	0.43%	433,422	0.63%
Time deposits	78,073	0.92%	92,484	0.94%	155,549	1.10%
Total deposits	$941,060	0.38%	$851,485	0.41%	$872,289	0.60%

The remaining maturity of certificates of deposit for $100,000 or more as of December 31, 2014 is as follows:
(dollars in thousands)
Maturity:
3 months or less	$8,880
3 to 6 months	3,864
6 to 12 months	13,839
Over 12 months	13,246
Total	$39,829

The following is a summary of the remaining maturity of time deposits, which includes certificates of deposits of $100,000 or more, as of December 31, 2014:
(dollars in thousands)
Maturity:
2015	$54,442
2016	17,886
2017	1627
2018	907
2019	507
Thereafter	-
Total	$75,369

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $138.4 million and $109.3 million and standby letters of credit of approximately $3.8 million and $2.7 million at December 31, 2014 and 2013, respectively.  Commitments often expire without being drawn upon. The $138.4 million of commitments to extend credit at December 31, 2014, substantially all were variable rate commitments.

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

Contractual Obligations and Other Commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2014:

(dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Minimum annual rentals or non-cancellable operating leases	$55,772	$2,819	$5,407	$5,594	$41,952
Remaining contractual maturities of time deposits	75,369	54,442	19,513	1,414	-
Subordinated debt	22,476	-	-	-	22,476
Director and Officer retirement plan obligations	1,355	509	222	204	420
Loan commitments	138,400	71,322	14,387	12,669	40,022
Standby letters of credit	3,840	2,686	-	1,019	135
Total	$297,212	$131,778	$39,529	$20,900	$105,055

As of December 31, 2014, we had entered into non-cancelable lease agreements for our main office and operations center, twelve current Republic retail branch facilities, two loan offices, and one training center expiring through November 30, 2054, including renewal options. The leases are accounted for as operating leases. The minimum rental payments required under these leases are $55.8 million through the year 2055, including renewal options.   We have retirement plan agreements with certain directors and officers.  At December 31, 2014, the accrued benefits under the plan were approximately $1.4 million, with a minimum age of 65 established to qualify for the payments.

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

The following tables present a summary of our GAP analysis at December 31, 2014.  Amounts shown in the table include both estimated maturities and instruments scheduled to re-price, including prime based loans.  For purposes of these tables, we have used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally, certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities. The interest rate on a portion of the CDOs is variable and adjusts quarterly.

Interest Rate Sensitivity Gap
As of December 31, 2014

(dollars in thousands)	0 – 90 Days	91-180 Days	181-365 Days	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More than 5 Years	Financial Statement Total	Fair Value

Interest sensitive assets:
Investment securities and other interest-bearing balances	$117,044	$3,031	$12,649	$20,276	$14,151	$10,902	$10,968	$179,385	$368,406	$368,793
Average interest rate	2.04%	2.18%	1.51%	1.81%	1.58%	2.26%	2.37%	2.53%	2.35%
Loans receivable	267,346	19,805	40,573	73,336	96,172	108,274	92,304	85,806	783,616	773,398
Average interest rate	5.00%	5.24%	4.71%	4.91%	4.24%	4.33%	4.40%	7.24%	4.97%
Total	$384,390	$22,836	$53,222	$93,612	$110,323	$119,176	$103,272	$265,191	$1,152,022	$1,142,191

Cumulative totals	$384,390	$407,226	$460,448	$554,060	$664,383	$783,559	$886,831	$1,152,022

Interest sensitive liabilities:
Demand interest bearing(1)	$15,559	$15,559	$31,117	$23,161	$20,398	$17,667	$15,307	$145,000	$283,768	$283,768
Average interest rate	0.39%	0.39%	0.39%	0.37%	0.37%	0.38%	0.38%	0.37%	0.38%
Savings accounts(1)	7,452	7,452	14,904	16,940	11,769	8,637	6,513	36,816	110,483	110,483
Average interest rate	0.44%	0.44%	0.44%	0.44%	0.45%	0.45%	0.45%	0.47%	0.45%
Money market accounts(1)	3,629	3,629	7,258	6,302	13,196	60,738	50,005	233,608	378,365	378,365
Average interest rate	0.44%	0.44%	0.44%	0.44%	0.40%	0.37%	0.37%	0.37%	0.38%
Time deposits	17,358	10,058	27,028	17,885	1,627	907	506	-	75,369	75,592
Average interest rate	0.60%	0.60%	0.92%	1.46%	0.96%	0.99%	1.00%	-	0.94%
Subordinated debt	11,341	-	-	-	-	-	-	11,135	22,476	18,221
Average interest rate	1.96%	-	-	-	-	-	-	8.00%	4.95%
Total	$55,339	$36,698	$80,307	$64,288	$46,990	$87,949	$72,331	$426,559	$870,461	$866,429

Cumulative totals	$55,339	$92,037	$172,344	$236,632	$283,622	$371,571	$443,902	$870,461

Interest rate sensitivity GAP	$329,051	$(13,862)	$(27,085)	$29,324	$63,333	$31,227	$30,941	$(161,368)
Cumulative GAP	$329,051	$315,189	$288,104	$317,428	$380,761	$411,988	$442,929	$281,561
Interest sensitive assets/Interest sensitive liabilities	694.61%	442.46%	267.17%	234.15%	234.25%	210.88%	199.78%	132.35%
Cumulative GAP/ Total earning assets	28.56%	27.36%	25.01%	27.55%	33.05%	35.76%	38.45%	24.44%

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

Net Portfolio Value and Net Interest Income Analysis

The income simulation models management used to measure interest rate risk and manage interest rate sensitivity generates estimates of the change in net portfolio value (NPV) and net interest income (NII) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of December 31, 2014 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			NPV as a % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Change (in Basis Points)

+400	$170,528	$51,301	43.03%	14.84%	496
+300	164,197	44,970	37.72%	14.05%	417
+200	152,355	33,128	27.79%	12.87%	299
+100	136,769	17,542	14.71%	11.42%	154
Static	119,227	-	0.00%	9.88%	-
-100	106,154	(13,073)	(10.96)%	8.73%	(115)

In addition to modeling changes in NPV, we also analyze potential changes to NII for a forecasted twelve-month period under rising and falling interest rate scenarios.  The following table shows the NII model as of December 31, 2014 (dollars in thousands):

Change in Interest Rates in Basis Points(1)	Net Interest Income	$ Change	% Change

+400	$41,239	722	1.78%
+300	41,055	538	1.34%
+200	40,899	372	0.92%
+100	40,731	214	0.53%
Static	40,517	-	0.00%
-100	40,422	(95)	(0.23)%

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

On June 10, 2008, Republic First Bancorp Capital Trust IV (Trust IV) issued $10.8 million of convertible trust preferred securities as part of our strategic capital plan.  The securities were purchased by investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp, and, since the investment, a consultant to the Company.  The investor group also included a family trust of Harry D. Madonna, our chairman, president and chief executive officer, and Theodore J. Flocco, Jr., who has been elected by the shareholders to our Board of Directors and serves as the Chairman of our Audit Committee.  Trust IV also issued $0.3 million of common securities to us.  Trust IV purchased $11.1 million of our fixed rate junior subordinated convertible debentures due 2038, which pay interest at an annual rate of 8.0% and are redeemable on any interest payment date (a) at any time on or after June 13, 2013 if the closing price of our common stock for 20 trading days in the period of 30 consecutive trading days ending on the trading day prior to the mailing of the notice of redemption exceeds 120% of the then-applicable conversion price, or (b) on or after June 30, 2018, without a prepayment penalty.  The trust preferred securities of Trust IV are currently convertible into approximately 1.7 million shares of our common stock, which is subject to customary adjustments.

Additionally, on April 22, 2014, the Company issued 11,842,106 shares of its common stock in a private placement for gross proceeds of $45.0 million.

Shareholders’ equity as of December 31, 2014 totaled approximately $112.8 million compared to approximately $62.9 million as of December 31, 2013.  The book value per share of our common stock increased from $2.42 as of December 31, 2013, based upon 25,972,897 shares outstanding, as adjusted for treasury stock and deferred compensation plan shares, to $2.98 as of December 31, 2014, based upon 37,815,503 shares outstanding at December 31, 2014, as adjusted for treasury stock and deferred compensation plan shares.

Regulatory Capital Requirements

The Company is required to comply with certain “risk-based” capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the “credit-equivalent” amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for “qualifying total capital” to weighted risk assets of 8%, at least one-half of which is to be in the form of “Tier 1 capital”. Qualifying total capital is divided into two separate categories or “tiers”. “Tier 1 capital” includes common stockholders’ equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. “Tier 2 capital” components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of “hybrid” capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets was 15.10% and 11.53% at December 31, 2014 and 2013, respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on December 31, 2014 and 2013 were 13.88% and 10.28%, respectively. At December 31, 2014 and 2013, we exceeded the requirements for risk-based capital adequacy under federal guidelines.  At December 31, 2014 and 2013, our leverage ratio was 11.23% and 8.59%, respectively.

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

Under FDIC regulations, a bank is deemed to be “well capitalized” when it has a “leverage ratio” (“Tier l capital to total assets”) of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At December 31, 2014 and 2013, Republic was considered “well capitalized” under FDIC regulations.

The following table presents our regulatory capital ratios at December 31, 2014 and 2013:

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2014:

Total risk based capital
Republic	$132,460	14.04%	$75,491	8.00%	$94,364	10.00%
Company	142,556	15.10%	75,543	8.00%	-	-%

Tier one risk based capital
Republic	120,924	12.81%	37,746	4.00%	56,618	6.00%
Company	131,020	13.88%	37,771	4.00%	-	-%

Tier one leveraged capital
Republic	120,924	10.37%	46,630	4.00%	58,288	5.00%
Company	131,020	11.23%	46,680	4.00%	-	-%

At December 31, 2013:

Total risk based capital
Republic	$92,493	11.38%	$65,038	8.00%	$81,297	10.00%
Company	93,848	11.53%	65,092	8.00%	-	-%

Tier one risk based capital
Republic	82,305	10.12%	32,519	4.00%	48,778	6.00%
Company	83,652	10.28%	32,546	4.00%	-	-%

Tier one leveraged capital
Republic	82,305	8.46%	38,921	4.00%	48,651	5.00%
Company	83,652	8.59%	38,971	4.00%	-	-%

Management believes that the Company and Republic met, as of December 31, 2014 and 2013, all capital adequacy requirements to which we are subject. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed Republic’s category.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

 In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016. Management has reviewed the new standards and evaluated all options and strategies to ensure compliance with the new standards.  Management believes that Republic will maintain its status as a “well-capitalized” financial institution under the new standards.

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $128.8 million at December 31, 2014, compared to $35.9 million at December 31, 2013. Loan maturities and repayments are another source of asset liquidity. At December 31, 2014, Republic estimated that more than $40.0 million of loans would mature or repay in the six-month period ending June 30, 2015. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At December 31, 2014, we had outstanding commitments (including unused lines of credit and letters of credit) of $142.2 million. Certificates of deposit scheduled to mature in one year totaled $54.4 million at December 31, 2014. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh.  Our maximum borrowing capacity with the FHLB was $397.8 million at December 31, 2014. As of December 31, 2014 and 2013, we had no outstanding borrowings with the FHLB. As of December 31, 2014 FHLB had issued letters of credit, on Republic’s behalf, totaling $75.1 million against our available credit line. We also established a contingency line of credit of $10.0 million with Atlantic Central Bankers Bank (“ACBB”) to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit at December 31, 2014 and 2013.

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

Item 7A:  Quantitative and Qualitative Disclosure about Market Risk

See “Management Discussion and Analysis of Results of Operations and Financial Condition – Interest Rate Risk Management”.

Item 8:  Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company begin on page 66.

Tel: 717-233-8800 Fax: 717-233-8801 www.bdo.com	945 E. Park Drive, Suite 103 Harrisburg, PA 17111

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Republic First Bancorp, Inc.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Republic First Bancorp, Inc. and Subsidiaries (the "Bancorp"), Inc. as of December 31, 2014 and December 31, 2013 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic First Bancorp, Inc. and Subsidiaries at December 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bancorp's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2015 expressed an unqualified opinion.

Harrisburg, Pennsylvania
March 13, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Republic First Bancorp, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows of Republic First Bancorp, Inc. and Subsidiaries (the “Bancorp”) for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Republic First Bancorp, Inc. and Subsidiaries for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Pittsburgh, Pennsylvania
March 15, 2013

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2014 and 2013
(Dollars in thousands, except per share data)
	December 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$14,822	$12,525
Interest bearing deposits with banks	114,004	23,355
Cash and cash equivalents	128,826	35,880

Investment securities available for sale, at fair value	185,379	204,891
Investment securities held to maturity, at amortized cost (fair value of $68,253 and $21, respectively)	67,866	21
Restricted stock, at cost	1,157	1,570
Loans held for sale	1,676	4,931
Loans receivable (net of allowance for loan losses of $11,536 and $12,263, respectively)	770,404	667,048
Premises and equipment, net	35,030	22,748
Other real estate owned, net	3,715	4,059
Accrued interest receivable	3,226	3,049
Other assets	17,319	17,468
Total Assets	$1,214,598	$961,665

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$224,245	$157,806
Demand – interest bearing	283,768	230,221
Money market and savings	488,848	402,671
Time deposits	75,369	78,836
Total Deposits	1,072,230	869,534
Accrued interest payable	265	237
Other liabilities	6,816	6,519
Subordinated debt	22,476	22,476
Total Liabilities	1,101,787	898,766

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued	-	-
Common stock, par value $0.01 per share: 50,000,000 shares authorized; shares issued 38,344,348 as of December 31, 2014 and 26,501,742 as of December 31, 2013	383	265
Additional paid in capital	152,234	107,078
Accumulated deficit	(35,266)	(37,708)
Treasury stock at cost (503,408 shares as of December 31, 2014 and 416,303 shares as of December 31, 2013)	(3,725)	(3,099)
Stock held by deferred compensation plan (25,437 shares as of December 31, 2014 and 112,542 shares as of December 31, 2013)	(183)	(809)
Accumulated other comprehensive loss	(632)	(2,828)
Total Shareholders’ Equity	112,811	62,899
Total Liabilities and Shareholders’ Equity	$1,214,598	$961,665

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands, except per share data)
	Years Ended December 31,
	2014	2013	2012
Interest income:
Interest and fees on taxable loans	$34,530	$31,986	$32,326
Interest and fees on tax-exempt loans	339	349	265
Interest and dividends on taxable investment securities	5,053	4,435	4,899
Interest and dividends on tax-exempt investment securities	364	250	470
Interest on federal funds sold and other interest-earning assets	187	185	300
Total interest income	40,473	37,205	38,260
Interest expense:
Demand- interest bearing	888	825	796
Money market and savings	1,929	1,786	2,718
Time deposits	719	867	1,718
Other borrowings	1,108	1,112	1,134
Total interest expense	4,644	4,590	6,366
Net interest income	35,829	32,615	31,894
Provision for loan losses	900	4,935	1,350
Net interest income after provision for loan losses	34,929	27,680	30,544
Non-interest income:
Loan advisory and servicing fees	1,452	1,615	1,251
Gain on sales of SBA loans	4,717	5,338	5,531
Service fees on deposit accounts	1,224	1,046	922
Legal settlements	-	238	155
Gain on sale of investment securities	458	703	737
Other-than-temporary impairment	21	-	(35)
Portion recognized in other comprehensive income (before taxes)	(28)	-	1
Net impairment loss on investment securities	(7)	-	(34)
Bank owned life insurance income	-	13	73
Other non-interest income	173	263	193
Total non-interest income	8,017	9,216	8,828
Non-interest expenses:
Salaries and employee benefits	20,089	17,064	16,512
Occupancy	4,247	3,635	3,454
Depreciation and amortization	2,382	2,105	2,006
Legal	1,290	1,878	2,966
Other real estate owned	1,794	3,179	763
Advertising	597	447	307
Data processing	1,345	1,000	1,187
Insurance	586	625	654
Professional fees	1,468	1,420	1,106
Regulatory assessments and costs	1,065	1,257	1,367
Taxes, other	616	557	594
Legal settlement	-	1,875	-
Other operating expenses	5,071	5,369	4,986
Total non-interest expense	40,550	40,411	35,902
Income (loss) before benefit for income taxes	2,396	(3,515)	3,470
Benefit for income taxes	(46)	(35)	(144)
Net income (loss)	$2,442	$(3,480)	$3,614
Net income (loss) per share:
Basic	$0.07	$(0.13)	$0.14
Diluted	$0.07	$(0.13)	$0.14

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012

Net income (loss)	$2,442	$(3,480)	$3,614

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities (pre-tax $3,759, $(5,301) and $2,368, respectively)	2,409	(3,398)	1,517
Reclassification adjustment for securities gains (pre-tax $458, $703 and $737, respectively)	(293)	(450)	(472)
Reclassification adjustment for impairment charge (pre-tax $7, $- and $34, respectively)	4	-	22
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity:
Amortization of net unrealized holding losses during the period (pre-tax $118, $-, $-, respectively)	76	-	-

Total other comprehensive income (loss)	2,196	(3,848)	1,067

Total comprehensive income (loss)	$4,638	$(7,328)	$4,681

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands)
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$2,442	$(3,480)	$3,614
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	900	4,935	1,350
Loss (gain) on sale of other real estate owned	9	(68)	10
Write down of other real estate owned	1,138	2,567	130
Depreciation and amortization	2,382	2,105	2,006
Deferred income taxes	(142)	(304)	(225)
Stock based compensation	420	325	370
Gain on sale and call of investment securities	(458)	(703)	(737)
Impairment charges on investment securities	7	-	34
Amortization of premiums on investment securities	540	731	440
Proceeds from sales of SBA loans originated for sale	51,388	57,939	56,983
SBA loans originated for sale	(43,416)	(57,450)	(50,609)
Gains on sales of SBA loans originated for sale	(4,717)	(5,338)	(5,531)
Increase in value of bank owned life insurance	-	(13)	(73)
Increase in accrued interest receivable and other assets	(1,117)	(363)	(222)
Net increase (decrease) in accrued interest payable and other liabilities	325	(323)	(336)
Net cash provided by operating activities	9,701	560	7,204

Cash flows from investing activities
Purchase of investment securities available for sale	(78,825)	(62,544)	(72,464)
Proceeds from the sale of securities available for sale	5,700	7,946	25,784
Proceeds from the maturity or call of securities available for sale	25,822	32,931	33,670
Proceeds from the maturity or call of securities held to maturity	2,308	48	75
Net redemption of FHLB stock	413	2,246	1,505
Net increase in loans	(105,256)	(63,870)	(35,174)
Net proceeds from sale of other real estate owned	197	2,600	334
Surrender proceeds on bank owned life insurance	-	10,503	-
Premises and equipment expenditures	(14,664)	(2,877)	(475)
Net cash used in investing activities	(164,305)	(73,017)	(46,745)

Cash flows from financing activities
Net proceeds from stock offering	44,853	-	-
Net proceeds from exercise of stock options	1	-	-
Net increase in demand, money market and savings deposits	206,163	24,731	30,297
Net decrease in time deposits	(3,467)	(44,398)	(93,707)
Net cash provided by (used in) financing activities	247,550	(19,667)	(63,410)

Net increase (decrease) in cash and cash equivalents	92,946	(92,124)	(102,951)
Cash and cash equivalents, beginning of year	35,880	128,004	230,955
Cash and cash equivalents, end of year	$128,826	$35,880	$128,004

Supplemental disclosures:
Interest paid	$4,616	$4,654	$7,114
Income taxes paid	$70	$235	$-
Non-cash transfers from loans to other real estate owned	$1,000	$246	$2,907
Transfer of available-for-sale-securities to held-to-maturity securities	$70,118	$-	$-

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance January 1, 2012	$265	$106,383	$(37,842)	$(3,099)	$(809)	$(47)	$64,851

Net income			3,614				3,614
Other comprehensive income, net of tax						1,067	1,067
Stock based compensation		370					370

Balance December 31, 2012	265	106,753	(34,228)	(3,099)	(809)	1,020	69,902

Net loss			(3,480)				(3,480)
Other comprehensive loss, net of tax						(3,848)	(3,848)
Stock based compensation		325					325

Balance December 31, 2013	265	107,078	(37,708)	(3,099)	(809)	(2,828)	62,899

Net income			2,442				2,442
Other comprehensive income, net of tax						2,196	2,196
Proceeds from shares issued under common stock offering (11,842,106 shares) net of offering costs	118	44,735					44,853
Stock based compensation		420					420
Options exercised (500 shares)	-	1					1
Transfer from deferred compensation plan to treasury stock (87,105 shares)				(626)	626		-

Balance December 31, 2014	$383	$152,234	$(35,266)	$(3,725)	$(183)	$(632)	$112,811

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Nature of Operations

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

Restrictions on Cash and Due from Banks

Republic is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods that include December 31, 2014 and 2013 were approximately $4.0 million and $3.1 million, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

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

Investment securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, the intent to hold the security and the likelihood of the Company not being required to sell the security prior to an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the portion of the decline related to credit impairment is charged to earnings. Impairment charges on bank pooled trust preferred securities of $7,000, $0, and $34,000 were recognized during the years ended December 31, 2014, 2013 and 2012, respectively, as a result of estimated other-than-temporary impairment.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, was carried at cost as of December 31, 2014 and 2013.  As of those dates, restricted stock consisted of investments in the capital stock of the FHLB of Pittsburgh and Atlantic Central Bankers Bank (“ACBB”).  The required investment in the capital stock of the FHLB is calculated based on outstanding loan balances and open credit facilities with the FHLB.  Excess investments are returned to Republic on a quarterly basis.

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

Guarantees

The Company accounts for guarantees in accordance with ASC 815 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.  ASC 815 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has financial and performance letters of credit.  Financial letters of credit require the Company to make payment if the customer’s financial condition deteriorates, as defined in the agreements.   Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations.  The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2014 is $3.8 million and they expire as follows: $2.7 million in 2015, $1.0 million in 2019, and $135,000 in 2020.  Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

Stock Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“Plan”), under which stock options, restricted stock or stock appreciation rights may be granted to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of December 31, 2014, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant.  Options granted pursuant to the Plan vest within one to four years from the date of grant and have a maximum term of 10 years. The Plan terminates pursuant to its terms on November 14, 2015.

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

Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSE”). CSEs consist of dilutive stock options granted through the Company’s Plan and convertible securities related to trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income.  In 2014, 2013, and 2012, the effect of CSEs (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculations.

The calculation of EPS for the years ended December 31, 2014, 2013 and 2012 is as follows:

(dollars in thousands, except per share amounts)	2014	2013	2012

Net income (loss) - basic and diluted	$2,442	$(3,480)	$3,614

Weighted average shares outstanding	34,232	25,973	25,973

Net income (loss) per share – basic	$0.07	$(0.13)	$0.14

Weighted average shares outstanding (including dilutive CSEs)	34,591	25,973	25,992

Net income (loss) per share – diluted	$0.07	$(0.13)	$0.14

 Comprehensive Income / (Loss)

The Company presents as a component of comprehensive income (loss) the amounts from transactions and other events, which currently are excluded from the consolidated statements of operations and are recorded directly to shareholders’ equity.  These amounts consist of unrealized holding gains (losses) on available for sale securities.

Trust Preferred Securities

The Company has sponsored three outstanding issues of corporation-obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the corporation, more commonly known as trust preferred securities. The subsidiary trusts are not consolidated with the Company for financial reporting purposes.  The purpose of the issuances of these securities was to increase capital.  The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital.  See Note 7 “Borrowings” for further information regarding the issuances.

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

ASU 2014-09

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40).”  The purpose of this guidance is to clarify the principles for recognizing revenue.  The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification.  For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016.  The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect a material impact.

ASU 2014-14

In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure - a consensus of the FASB Emerging Issues Task Force.”  The amendments in this Update address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that meet certain conditions to "other receivables" upon foreclosure, rather than reclassifying them to other real estate owned (OREO). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor. The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For all other entities, the amendments are effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect a material impact.

Reclassifications

Certain reclassifications have been made to 2013 and 2012 information to conform to the 2014 presentation.  The reclassifications had no effect on results of operations.

3.	Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at December 31, 2014 and 2013 is as follows:

	At December 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$98,626	$692	$(96)	$99,222
Mortgage-backed securities	13,271	564	(33)	13,802
Municipal securities	15,784	363	(40)	16,107
Corporate bonds	33,840	621	(34)	34,427
Asset-backed securities	18,353	152	-	18,505
Trust preferred securities	5,261	-	(2,068)	3,193
Other securities	115	8	-	123
Total securities available for sale	$185,250	$2,400	$(2,271)	$185,379

U.S. Government agencies	$1	$-	$-	$1
Collateralized mortgage obligations	67,845	531	(144)	68,232
Other securities	20	-	-	20
Total securities held to maturity	$67,866	$531	$(144)	$68,253

	At December 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$127,242	$665	$(4,467)	$123,440
Mortgage-backed securities	15,669	623	(111)	16,181
Municipal securities	9,737	68	(162)	9,643
Corporate bonds	32,174	1,079	-	33,253
Asset-backed securities	19,089	318	-	19,407
Trust preferred securities	5,277	-	(2,427)	2,850
Other securities	115	2	-	117
Total securities available for sale	$209,303	$2,755	$(7,167)	$204,891

U.S. Government agencies	$1	$-	$-	$1
Other securities	20	-	-	20
Total securities held to maturity	$21	$-	$-	$21

The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at December 31, 2014 is as follows:

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in 1 year or less	$15,105	$15,291	$-	$-
After 1 year to 5 years	70,661	71,584	40,604	40,974
After 5 years to 10 years	88,885	87,663	27,262	27,279
After 10 years	10,599	10,841	-	-
Total	$185,250	$185,379	$67,866	$68,253

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

As of December 31, 2014 and December 31, 2013, the collateralized mortgage obligations and mortgage backed securities included in the investment securities portfolio consist solely of securities issued by U.S. government sponsored agencies.  There were no private label mortgage securities held in the investment securities portfolio as of those dates. The Company did not hold any mortgage-backed securities that were rated “Alt-A” or “Subprime” as of December 31, 2014 and December 31, 2013.  In addition, the Company did not hold any private label CMO’s as of December 31, 2014 and December 31, 2013.  As of December 31, 2014 and December 31, 2013, the asset-backed securities held in the investment securities portfolio consist solely of Sallie Mae bonds collateralized by student loans which are guaranteed by the U.S. Department of Education.

In instances when a determination is made that an other-than-temporary impairment exists with respect to a debt security but the investor does not intend to sell the debt security and it is more likely than not that the investor will not be required to sell the debt security prior to its anticipated recovery, accounting standards require the other-than-temporary impairment to be separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income. Impairment charges (credit losses) on trust preferred securities for the years ended December 31, 2014, 2013, and 2012 amounted to $7,000, $0 and $34,000, respectively.

 The Company realized gross gains on the sale of securities of $458,000 in 2014.  The related sale proceeds amounted to $5.7 million.  The tax provision applicable to these gross gains in 2014 amounted to approximately $165,000.  The Company realized gross gains on the sale of securities of $703,000 in 2013.  The related sale proceeds amounted to $7.9 million.  The tax provision applicable to these gross gains in 2013 amounted to approximately $253,000.  The Company realized gross gains on the sale of securities of $737,000 in 2012.  The related sale proceeds amounted to $25.8 million.  The tax provision applicable to these gross gains in 2012 amounted to approximately $265,000.

At December 31, 2014 and 2013, investment securities in the amount of approximately $149.0 million and $113.1 million, respectively, were pledged as collateral for public deposits and certain other deposits as required by law.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at December 31, 2014 and 2013 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2014	2013

Beginning Balance, January 1st	$3,959	$3,959
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	7	-
Reductions for securities paid off during the period	-	-
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company
intends to sell the security	-	-
Ending Balance, December 31st	$3,966	$3,959

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2014 and 2013:

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$17,331	$96	$-	$-	$17,331	$96
Mortgage-backed securities	3,997	2	1,069	31	5,066	33
Municipal securities	1,298	10	1,395	30	2,693	40
Corporate bonds	4,880	34	-	-	4,880	34
Trust preferred securities	-	-	3,193	2,068	3,193	2,068
Total Available for Sale	$27,506	$142	$5,657	$2,129	$33,163	$2,271

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$19,766	92	$9,232	52	$28,998	144
Total Held to Maturity	$19,766	$92	$9,232	$52	$28,998	$144

	At December 31, 2013
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$73,137	$3,923	$8,697	$544	$81,834	$4,467
Mortgage-backed securities	1,450	41	1,123	70	2,573	111
Municipal securities	5,108	162	-	-	5,108	162
Trust preferred securities	-	-	2,850	2,427	2,850	2,427
Total Available for Sale	$79,695	$4,126	$12,670	$3,041	$92,365	$7,167

The impairment of the investment portfolio totaled $2.4 million with a total fair value of $62.2 million at December 31, 2014.  The most significant components of this impairment are related to the trust preferred securities and collateralized mortgage obligations held in the portfolio. The unrealized losses on the CMO’s are primarily related to the recent movement in market interest rates rather than the underlying credit quality of the issuers.   The Company does not currently intend to sell these securities prior to maturity or recovering the cost bases and does not believe it will be forced to sell these securities prior to maturity or recovering the cost bases.

At December 31, 2014, the investment portfolio included thirty-four collateralized mortgage obligations with a total market value of $167.5 million.  Nine of these securities carried an unrealized loss at December 31, 2014.  At December 31, 2014, the investment portfolio included forty-three mortgage-backed securities with a total market value of $13.8 million.  Two of these securities carried an unrealized loss at December 31, 2014. Management found no evidence of OTTI on any of these securities and the unrealized losses are due to changes in market value resulting from changes in market interest rates and are considered temporary as of December 31, 2014.

The unrealized losses on the trust preferred securities are primarily the result of the secondary market for such securities becoming inactive and are also considered temporary at this time.

The following table provides additional detail about trust preferred securities as of December 31, 2014.

(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2013 and beyond	Cumulative OTTI Life to Date
Preferred Term Securities IV	Mezzanine Notes	$49	$41	$(8)	B1	6	18%	0.31%	$-
Preferred Term Securities VII	Mezzanine Notes	979	890	(89)	D	11	54	0.36	2,173
TPREF Funding II	Class B Notes	732	372	(360)	C	18	41	0.35	267
TPREF Funding III	Class B2 Notes	1,521	752	(769)	C	15	36	0.27	480
Trapeza CDO I, LLC	Class C1 Notes	556	312	(244)	C	9	49	0.29	470
ALESCO Preferred Funding IV	Class B1 Notes	604	402	(202)	C	40	8	0.31	396
ALESCO Preferred Funding V	Class C1 Notes	820	424	(396)	C	41	15	0.35	180
Total		$5,261	$3,193	$(2,068)		140	30%		$3,966

At December 31, 2014, the investment portfolio included twenty-eight municipal securities with a total market value of $16.1 million.  Three of these securities carried an unrealized loss at December 31, 2014.  Each of the municipal securities are reviewed quarterly for impairment. Research on each issuer is completed to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey where twenty-one municipal securities had a market value of $11.6 million.  As of December 31, 2014, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio.

 In July 2014, thirteen CMOs with a fair value of $70.1 million that were previously classified as available-for-sale were transferred to the held-to-maturity category.  These securities were transferred at fair value.  Unrealized losses of $1.2 million associated with the transferred securities will remain in other comprehensive income and be amortized as an adjustment to yield over the remaining life of those securities.  At December 31, 2014, the fair market value of the securities transferred to held-for-maturity is $68.2 million and the unrealized losses are $728,000.

4.	Loans Receivable

The following table sets forth the Company’s gross loans by major categories as of December 31, 2014 and 2013:

(dollars in thousands)	December 31, 2014	December 31, 2013

Commercial real estate	$379,259	$342,794
Construction and land development	29,861	23,977
Commercial and industrial	145,113	118,209
Owner occupied real estate	188,025	160,229
Consumer and other	39,713	31,981
Residential mortgage	408	2,359
Total loans receivable	782,379	679,549
Deferred costs (fees)	(439)	(238)
Allowance for loan losses	(11,536)	(12,263)
Net loans receivable	$770,404	$667,048

A loan is considered impaired, in accordance with ASC 310 Receivables, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans, but also include internally classified accruing loans.

The following table summarizes information with regard to impaired loans by loan portfolio class as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$11,964	$11,969	$-	$6,850	$6,971	$-
Construction and land development	61	158	-	902	4,076	-
Commercial and industrial	3,764	7,275	-	2,043	2,882	-
Owner occupied real estate	524	528	-	542	862	-
Consumer and other	429	708	-	453	711	-
Total	$16,742	$20,638	$-	$10,790	$15,502	$-

With an allowance recorded:
Commercial real estate	$13,118	$13,245	$3,858	$13,044	$13,044	$3,679
Construction and land development	316	3,741	217	716	3,867	237
Commercial and industrial	1,457	2,057	211	4,889	7,634	1,254
Owner occupied real estate	4,011	4,162	844	2,891	2,891	430
Consumer and other	-	-	-	203	210	10
Total	$18,902	$23,205	$5,130	$21,743	$27,646	$5,610

Total:
Commercial real estate	$25,082	$25,214	$3,858	$19,894	$20,015	$3,679
Construction and land development	377	3,899	217	1,618	7,943	237
Commercial and industrial	5,221	9,332	211	6,932	10,516	1,254
Owner occupied real estate	4,535	4,690	844	3,433	3,753	430
Consumer and other	429	708	-	656	921	10
Total	$35,644	$43,843	$5,130	$32,533	$43,148	$5,610

The following table presents additional information regarding the Company’s impaired loans for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014		2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$7,739	$450	$14,062	$731
Construction and land development	462	-	1,954	35
Commercial and industrial	3,070	22	2,783	19
Owner occupied real estate	714	8	347	9
Consumer and other	482	4	651	6
Total	$12,467	$484	$19,797	$800

With an allowance recorded:
Commercial real estate	$13,197	$5	$6,261	$195
Construction and land development	557	-	499	-
Commercial and industrial	3,244	-	3,881	40
Owner occupied real estate	3,446	125	3,139	146
Consumer and other	40	-	110	-
Total	$20,484	$130	$13,890	$381

Total:
Commercial real estate	$20,936	$455	$20,323	$926
Construction and land development	1,019	-	2,453	35
Commercial and industrial	6,314	22	6,664	59
Owner occupied real estate	4,160	133	3,486	155
Consumer and other	522	4	761	6
Total	$32,951	$614	$33,687	$1,181

The total average recorded investment on the Company’s impaired loans for the years ended December 31, 2014, 2013, and 2012 were $33.0 million, $33.7 million, and $40.8 million, respectively,  and the related interest income recognized for those dates was $614,000, $1.2 million, and $1.6 million, respectively.  If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $980,000, $488,000, and $699,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Included in loans are loans due from directors and other related parties of $8.8 million, $8.8 million, and $9.1 million at December 31, 2014, 2013, and 2012, respectively.  All loans made to directors have substantially the same terms and interest rates as other bank borrowers.  The Board of Directors approves loans to individual directors to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies.  The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2014, 2013 and 2012.

(dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Balance at beginning of year	$8,762	$9,128	$16,941
Additions	500	51	259
Repayments	(509)	(417)	(8,072)
Balance at end of year	$8,753	$8,762	$9,128

5.    Allowances for Loan Losses

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the years ended December 31, 2014, 2013, and 2012:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Year ended December, 2014
Allowance for loan losses:

Beginning balance:	$6,454	$1,948	$2,309	$985	$225	$14	$328	$12,263
Charge-offs	(364)	(303)	(1,185)	(150)	(10)	-	-	(2,012)
Recoveries	5	214	166	-	-	-	-	385
Provisions (credits)	733	(942)	289	803	19	(12)	10	900

Ending balance	$6,828	$917	$1,579	$1,638	$234	$2	$338	$11,536

Year ended December, 2013
Allowance for loan losses:

Beginning Balance:	$3,979	$1,273	$1,880	$1,967	$234	$17	$192	$9,542
Charge-offs	(1,291)	(60)	(611)	(320)	(75)	-	-	(2,357)
Recoveries	54	-	63	-	26	-	-	143
Provisions (credits)	3,712	735	977	(662)	40	(3)	136	4,935

Ending balance	$6,454	$1,948	$2,309	$985	$225	$14	$328	$12,263

Year ended December, 2012
Allowance for loan losses:

Beginning Balance:	$7,372	$558	$1,928	$1,963	$113	$23	$93	$12,050
Charge-offs	(1,582)	(1,004)	(1,304)	-	(102)	-	-	(3,992)
Recoveries	-	105	-	-	29	-	-	134
Provisions (credits)	(1,811)	1,614	1,256	4	194	(6)	99	1,350

Ending balance	$3,979	$1,273	$1,880	$1,967	$234	$17	$192	$9,542

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of December 31, 2014 and 2013:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2014

Allowance for loan losses:
Individually evaluated for impairment	$3,858	$217	$211	$844	$-	$-	$-	$5,130
Collectively evaluated for impairment	2,970	700	1,368	794	234	2	338	6,406

Total allowance for loan losses	$6,828	$917	$1,579	$1,638	$234	$2	$338	$11,536

Loans receivable:
Loans evaluated individually	$25,082	$377	$5,221	$4,535	$429	$-	$-	$35,644
Loans evaluated collectively	354,177	29,484	139,892	183,490	39,284	408	-	746,735

Total loans receivable	$379,259	$29,861	$145,113	$188,025	$39,713	$408	$-	$782,379

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2013

Allowance for loan losses:
Individually evaluated for impairment	$3,679	$237	$1,254	$430	$10	$-	$-	$5,610
Collectively evaluated for impairment	2,775	1,711	1,055	555	215	14	328	6,653

Total allowance for loan losses	$6,454	$1,948	$2,309	$985	$225	$14	$328	$12,263

Loans receivable:
Loans evaluated individually	$19,894	$1,618	$6,932	$3,433	$656	$-	$-	$32,533
Loans evaluated collectively	322,900	22,359	111,277	156,796	31,325	2,359	-	647,016

Total loans receivable	$342,794	$23,977	$118,209	$160,229	$31,981	$2,359	$-	$679,549

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2014 and 2013:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2014
Commercial real estate	$713	$11,034	$13,979	$25,726	$353,533	$379,259	$-
Construction and land development	-	-	377	377	29,484	29,861	-
Commercial and industrial	193	2,186	4,349	6,728	138,385	145,113	-
Owner occupied real estate	626	812	2,306	3,744	184,281	188,025	-
Consumer and other	149	30	429	608	39,105	39,713	-
Residential mortgage	-	-	-	-	408	408	-
Total	$1,681	$14,062	$21,440	$37,183	$745,196	$782,379	$-

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2013
Commercial real estate	$19,707	$5,635	$1,104	$26,446	$316,348	$342,794	$-
Construction and land development	-	-	1,618	1,618	22,359	23,977	-
Commercial and industrial	951	71	6,837	7,859	110,350	118,209	-
Owner occupied real estate	808	1,281	205	2,294	157,935	160,229	-
Consumer and other	38	-	656	694	31,287	31,981	-
Residential mortgage	-	-	-	-	2,359	2,359	-
Total	$21,504	$6,987	$10,420	$38,911	$640,638	$679,549	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within our internal risk rating system as of December 31, 2014 and 2013:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2014:
Commercial real estate	$345,444	$8,199	$25,616	$-	$379,259
Construction and land development	29,484	-	377	-	29,861
Commercial and industrial	139,062	702	3,920	1,429	145,113
Owner occupied real estate	181,940	1,550	4,535	-	188,025
Consumer and other	38,951	75	687	-	39,713
Residential mortgage	408	-	-	-	408
Total	$735,289	$10,526	$35,135	$1,429	$782,379

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2013:
Commercial real estate	$305,974	$16,372	$20,448	$-	$342,794
Construction and land development	22,359	-	1,618	-	23,977
Commercial and industrial	110,629	611	6,969	-	118,209
Owner occupied real estate	155,648	1,485	3,096	-	160,229
Consumer and other	30,993	75	913	-	31,981
Residential mortgage	2,359	-	-	-	2,359
Total	$627,962	$18,543	$33,044	$-	$679,549

The following table shows non-accrual loans by class as of December 31, 2014 and 2013:

(dollars in thousands)	December 31, 2014	December 31, 2013

Commercial real estate	$13,979	$1,104
Construction and land development	377	1,618
Commercial and industrial	4,349	6,837
Owner occupied real estate	2,306	205
Consumer and other	429	656
Residential mortgage	-	-
Total	$21,440	$10,420

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $980,000, $488,000, and $699,000, for 2014, 2013, and 2012, respectively.

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

The following table summarizes information with regard to outstanding troubled debt restructurings at December 31, 2014 and 2013:

(dollars in thousands)	Number of Loans	Accrual Status	Non-Accrual Status	Total TDRs
December 31, 2014
Commercial real estate	1	$6,069	$-	$6,069
Construction and land development	-	-	-	-
Commercial and industrial	1	-	1,673	1,673
Owner occupied real estate	1	1,852	-	1,852
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	3	$7,921	$1,673	$9,594

December 31, 2013
Commercial real estate	1	$103	$-	$103
Construction and land development	-	-	-	-
Commercial and industrial	1	-	2,188	2,188
Owner occupied real estate	1	1,894	-	1,894
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	3	$1,997	$2,188	$4,185

All TDRs are considered impaired and are therefore individually evaluated for impairment in the calculation of the allowance for loan losses.  Some TDRs may not ultimately result in the full collection of principal and interest as restructured and could lead to potential incremental losses.  These potential incremental losses would be factored into our estimate of the allowance for loan losses.  The level of any subsequent defaults will likely be affected by future economic conditions.  There was one loan modification made during the year ended December 31, 2014 that met the criteria of a TDR.  There were no modifications made during the year ended December 31, 2013 that met the criteria of a TDR.

The Company modified one commercial real estate loan during the year ended December 31, 2014. In accordance with the modified terms of the commercial real estate loan, the Company modified the amortization time frame and reduced the effective interest rate when compared to the interest rate of the original loan. The Company also extended the maturity date of the loan.  Escrow has been established regarding property taxes and accrued interest has been capitalized. The commercial real estate loan has been and continues to be an accruing loan.  The borrower has remained current since the modification.  The pre-modification balance was $6.0 million and the post-modification balance was $6.1 million.

After a loan is determined to be a TDR, we continue to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the year ended December 31, 2014. One loan classified as a TDR subsequently defaulted during the year ended December 31, 2013 and a partial writedown was recorded during the year ended December 31, 2014.

6.  Premises and Equipment

A summary of premises and equipment is as follows:

(dollars in thousands)	December 31, 2014	December 31, 2013
Land	$4,216	$200
Bank building	9,375	1,057
Leasehold improvements	19,592	19,017
Furniture, fixtures and equipment	10,035	7,670
Construction in progress	4,406	6,402
	47,624	34,346
Less accumulated depreciation	(12,594)	(11,598)
Net premises and equipment	$35,030	$22,748

Depreciation expense on premises, equipment and leasehold improvements amounted to approximately $2.4 million, $2.1 million, and $2.0 million in 2014, 2013 and 2012, respectively. The construction in progress balance of $4.4 million mainly represents costs incurred for the selection and development of future store locations.  Of this balance, $4.0 million represents land purchased for two specific store locations. Costs to complete the projects in process are estimated to be $11.9 million as of December 31, 2014.

7.	Borrowings

Republic has a line of credit with the Federal Home Loan Bank (“FHLB”) of Pittsburgh with a maximum borrowing capacity of $397.8 million as of December 31, 2014. As of December 31, 2014 and 2013, there were no fixed term or overnight advances against this line of credit. As of December 31, 2014, FHLB had issued letters of credit, on Republic’s behalf, totaling $75.1 million against its available credit line, primarily to be used as collateral for public deposits.  There were no fixed term advances outstanding at any month-end during 2014 and 2013.  The maximum amount of overnight borrowings outstanding at any month-end was $0 in 2014 and 2013.

Republic also has a line of credit in the amount of $10.0 million available for the purchase of federal funds through another correspondent bank. At December 31, 2014 and 2013, Republic had no amount outstanding against this line.  The maximum amount of overnight advances on this line at any month end was $0 in 2014 and $0 in 2013.

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

On June 10, 2008, the Company caused Republic First Bancorp Capital Trust IV (“Trust IV”) to issue $10.8 million of convertible trust preferred securities as part of the Company’s strategic capital plan.  The securities were purchased by various investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp and, since the investment, a consultant to the Company.  This investor group also included a family trust of Harry D. Madonna, chairman, president and chief executive officer of the Company, and Theodore J. Flocco, Jr., who, since the investment, has been elected to the Company’s Board of Directors and serves as the Chairman of the Audit Committee.  Trust IV also issued $0.3 million of common securities to the Company.  Trust IV purchased $11.1 million of junior subordinated debentures due 2038, which pay interest at an annual rate of 8.0% and are callable after the fifth year.  The trust preferred securities of Trust IV are convertible into approximately 1.7 million shares of common stock of the Company, based on a conversion price of $6.50 per share of Company common stock, and at December 31, 2014 were fully convertible.

8.	Deposits

The following is a breakdown, by contractual maturities of the Company’s certificates of deposit for the years 2015 through 2019.

(dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total

Certificates of Deposit	$54,442	$17,886	$1,627	$ 907	$ 507	$ -	$75,369

Certificates of deposit of $100,000 or more totaled $39.8 million and $39.4 million at December 31, 2014 and 2013, respectively.

Deposits of related parties totaled $84.0 million and $57.5 million at December 31, 2014 and 2013, respectively.

9.	Income Taxes

The benefit for income taxes for the years ended December 31, 2014, 2013, and 2012 consists of the following:

(dollars in thousands)	2014	2013	2012
Current
Federal	$96	$269	$81
State	-	-	-
Deferred	(142)	(304)	(225)
Total benefit for income taxes	$(46)	$(35)	$(144)

The following table reconciles the difference between the actual tax provision and the amount per the statutory federal income tax rate of 35.0% for the years ended December 31, 2014, 2013, and 2012.

(dollars in thousands)	2014	2013	2012
Tax (benefit) provision computed at statutory rate	$839	$(1,230)	$1,214
Tax exempt interest	(246)	(210)	(257)
Bank owned life insurance	-	(4)	(26)
Deferred tax asset valuation allowance	(679)	1,428	(1,002)
Other	40	(19)	(73)
Total benefit for income taxes	$(46)	$(35)	$(144)

The significant components of the Company’s net deferred tax asset as of December 31, 2014 and 2013 are as follows:

(dollars in thousands)	2014	2013
Deferred tax assets
Allowance for loan losses	$4,143	$4,403
Deferred compensation	786	721
Unrealized loss on securities available for sale	354	1,584
Realized loss in other than temporary impairment charge	1,124	1,121
Foreclosed real estate write-downs	1,470	1,131
Interest income on non-accrual loans	1,117	955
Net operating loss carryforward	10,622	11,826
Other	1,329	986
Total deferred tax assets	20,945	22,727
Deferred tax liabilities
Deferred loan costs	934	859
Other	370	460
Total deferred tax liabilities	1,304	1,319
Net deferred tax asset before valuation allowance	19,641	21,408
Less: valuation allowance	(14,659)	(15,338)
Net deferred tax asset	$4,982	$6,070

The Company’s net deferred tax asset before the consideration of a valuation allowance decreased to $19.6 million at December 31, 2014 compared to $21.4 million at December 31, 2013. This decrease was primarily driven by decreases in the net operating loss carryforward and the unrealized loss on securities available for sale during the twelve month period ended December 31, 2014. The $19.6 million net deferred tax asset as of December 31, 2014 is comprised of $10.6 million currently recognizable through NOL carryforwards and $9.0 million attributable to several items associated with temporary timing differences which will reverse at some point in the future to provide a net reduction in tax liabilities. The Company’s largest future reversal relates to its allowance for loan losses, which totaled $4.1 million as of December 31, 2014.

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

In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of December 31, 2014 and 2013.

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

The net deferred tax asset balance before consideration of a valuation allowance was $19.6 million as of December 31, 2014 and $21.4 million as of December 31, 2013.  The tax planning strategies assessed resulted in the projected realization of approximately $5.0 million in tax assets as of December 31, 2014 and $6.1 million as of December 31, 2013 which can be considered more likely than not to be realized. Accordingly, the Company recorded a partial valuation allowance related to the deferred tax asset balance in the amount of $14.7 million as of December 31, 2014 and $15.3 million as of December 31, 2013.

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

The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The Internal Revenue Service has completed its audits of the Company’s federal tax returns for all tax years through December 31, 2008.  There are currently no income tax audits being conducted by the Internal Revenue Service or the Pennsylvania Department of Revenue.  The Company’s federal income tax returns filed subsequent to 2008 remain subject to examination by the Internal Revenue Service.

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $138.4 million and $109.3 million and standby letters of credit of approximately $3.8 million and $2.7 million at December 31, 2014 and 2013, respectively.  Commitments often expire without being drawn upon. Of the $138.4 million of commitments to extend credit at December 31, 2014, substantially all were variable rate commitments.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of liability as of December 31, 2014 and 2013 for guarantees under standby letters of credit issued is not material.

11.	Commitments and Contingencies

Lease Arrangements

As of December 31, 2014, the Company had entered into non-cancelable leases expiring through November 30, 2054, including renewal options.  The leases are accounted for as operating leases.  The minimum annual rental payments required under these leases are as follows (dollars in thousands):

Year Ended	Amount

2015	$2,819
2016	2,698
2017	2,709
2018	2,765
2019	2,829
Thereafter	41,952
Total	$55,772

The Company incurred rent expense of $2.7 million, $2.3 million, and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Dividend payments by Republic to the Company are subject to the Pennsylvania Banking Code of 1965 (the “Banking Code”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Republic would be limited to $14.3 million of dividends plus an additional amount equal to its net profit for 2015, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios.

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

The following table presents the Company’s and Republic’s capital regulatory ratios at December 31, 2014 and 2013:

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2014:

Total risk based capital
Republic	$132,460	14.04%	$75,491	8.00%	$94,364	10.00%
Company	142,556	15.10%	75,543	8.00%	-	-%

Tier one risk based capital
Republic	120,924	12.81%	37,746	4.00%	56,618	6.00%
Company	131,020	13.88%	37,771	4.00%	-	-%

Tier one leveraged capital
Republic	120,924	10.37%	46,630	4.00%	58,288	5.00%
Company	131,020	11.23%	46,680	4.00%	-	-%

At December 31, 2013:

Total risk based capital
Republic	$92,493	11.38%	$65,038	8.00%	$81,297	10.00%
Company	93,848	11.53%	65,092	8.00%	-	-%

Tier one risk based capital
Republic	82,305	10.12%	32,519	4.00%	48,778	6.00%
Company	83,652	10.28%	32,546	4.00%	-	-%

Tier one leveraged capital
Republic	82,305	8.46%	38,921	4.00%	48,651	5.00%
Company	83,652	8.59%	38,971	4.00%	-	-%

Management believes that Republic met, as of December 31, 2014, all capital adequacy requirements to which it is subject. As of December 31, 2014 and 2013, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act.  There are no calculations or events since that notification that management believes have changed Republic’s category.

 In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.  Management has reviewed the new standards and evaluated all options and strategies to ensure compliance with the new standards.  Management believes that Republic will maintain its status as a “well-capitalized” financial institution under the new standards.

13.	Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Company limited to 4% of total salary. The total expense charged to Republic, and included in salaries and employee benefits relating to the plan, was $480,000 in 2014, $425,000 in 2013, and $366,000 in 2012.

Directors’ and Officers’ Plans

The Company has agreements that provide for an annuity payment upon the retirement or death of certain directors and officers, ranging from $15,000 to $25,000 per year for ten years. The agreements were modified for most participants in 2001, to establish a minimum age of 65 to qualify for the payments. All participants are fully vested. The accrued benefits under the plan at both December 31, 2014 and 2013 totaled $1.4 million. The expense for the years ended December 31, 2014, 2013 and 2012, totaled $36,000, $39,000, and $27,000, respectively. The Company funded the plan through the purchase of certain life insurance contracts. The cash surrender value of these contracts (owned by the Company) aggregated $2.2 million and $2.2 million at December 31, 2014 and 2013, respectively, which is included in other assets.

The Company maintains a deferred compensation plan for the benefit of certain officers and directors.  As of December 31, 2014, no additional individuals may participate in the plan.  The plan permits certain participants to make elective contributions to their accounts, subject to applicable provisions of the Internal Revenue Code.  In addition, the Company may make discretionary contributions to participant accounts.  Company contributions are subject to vesting, and generally vest three years after the end of the plan year to which the contribution applies, subject to acceleration of vesting upon certain changes in control (as defined in the plan) and to forfeiture upon termination for cause (as defined in the plan).  Participant accounts are adjusted to reflect contributions and distributions, and income, gains, losses, and expenses as if the accounts had been invested in permitted investments selected by the participants, including Company common stock.  The plan provides for distributions upon retirement and, subject to applicable limitations under the Internal Revenue Code, limited hardship withdrawals.  As of December 31, 2014 and 2013, $833,000 and $638,000, respectively, in benefits had vested.

Expense recognized for the deferred compensation plan for 2014, 2013, and 2012 was $147,000, $0 and $109,000, respectively.  Although the plan is an unfunded plan, and does not require the Company to segregate any assets, the Company has purchased shares of Company common stock in anticipation of its obligation to pay benefits under the plan.  Such shares are classified in the financial statements as stock held by deferred compensation plan.  No purchases were made in 2014, 2013 and 2012.  As of December 31, 2014, approximately 25,437 shares of Company common stock were classified as stock held by deferred compensation plan.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 and 2013 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2014

Collateralized mortgage obligations	$99,222	$-	$99,222	$-
Mortgage-backed securities	13,802	-	13,802	-
Municipal securities	16,107	-	16,107	-
Corporate bonds	34,427	-	31,422	3,005
Asset-backed securities	18,505	-	18,505	-
Trust Preferred Securities	3,193	-	-	3,193
Other securities	123	-	123	-
Securities Available for Sale	$185,379	$-	$179,181	$6,198

December 31, 2013

Collateralized mortgage obligations	$123,440	$-	$123,440	$-
Mortgage-backed securities	16,181	-	16,181	-
Municipal securities	9,643	-	9,643	-
Corporate bonds	33,253	-	30,247	3,006
Asset-backed securities	19,407	-	19,407	-
Trust Preferred Securities	2,850	-	-	2,850
Other securities	117	-	117	-
Securities Available for Sale	$204,891	$-	$199,035	$5,856

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1,	$2,850	$3,006	$3,187	$3,007	$3,410	$3,004
Security transferred to Level 3 measurement	-	-	-	-	-	-
Unrealized gains (losses)	360	(1)	171	(1)	401	3
Paydowns	(10)	-	(508)	-	(590)	-
Impairment charges on Level 3	(7)	-	-	-	(34)	-
Balance, December 31,	$3,193	$3,005	$2,850	$3,006	$3,187	$3,007

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 and 2013, respectively, were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2014:
Impaired loans	$15,838	$-	$-	$15,838
Other real estate owned	2,135	-	-	2,135
SBA servicing assets	4,099	-	-	4,099

December 31, 2013:
Impaired loans	$17,474	$-	$-	$17,474
Other real estate owned	3,921	-	-	3,921
SBA servicing assets	3,477	-	-	3,477

The table below presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range Weighted Average
December 31, 2014:
Impaired loans	$15,838	Fair Value of Collateral (1)	Appraised Value (2)	0% - 89% (30%) (4)

Other real estate owned	$2,135	Fair Value of Collateral (1)	Appraised Value (2) Sales Price	7% - 39% (22%) (4)
SBA Servicing Assets	$4,099	Fair Value	Individual Loan Valuation (3)	(3)

December 31, 2013:
Impaired loans	$17,474	Fair Value of Collateral (1)	Appraised Value (2)	0% - 40% (23%) (4)

Other real estate owned	$3,921	Fair Value of Collateral (1)	Appraised Value (2) Sales Price	4% - 77% (17%) (4)
SBA Servicing Assets	$3,477	Fair Value	Individual Loan Valuation (3)	(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	There is a lack of transactional data in this market place for the non-guaranteed portion of SBA loans.
(4)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

The following table presents an analysis of the activity in the SBA servicing assets for the years ended December 31, 2014 and 2013:

(dollars in thousands)	2014	2013
Beginning balance, January 1st	$3,477	$2,340
Additions	1,277	1,349
Fair value adjustments	(655)	(212)
Ending balance, December 31st	$4,099	$3,477

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2014 and December 31, 2013:

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

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of December 31, 2014 and December 31, 2013. Financial information on the issuers was also obtained from Bloomberg, the FDIC, the Office of Thrift Supervision and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

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

Also included in Level 3 investment securities classified as available for sale is a single-issuer corporate bond transferred from Level 2 in 2010 that is not actively traded.  Impairment would depend on the repayment ability of the underlying issuer, which is assessed through a detailed quarterly review of the issuer’s financial statements.  The issuer is a “well capitalized” financial institution as defined by federal banking regulations and has demonstrated the ability to raise additional capital, when necessary, through the public capital markets.  The fair value of this corporate bond is estimated by obtaining a price of a comparable floating rate debt instrument through Bloomberg.

Loans Held For Sale (Carried at Lower of Cost or Fair Value)

The fair values of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the years ended December 31, 2014 and 2013.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At December 31, 2014 and 2013 these assets are carried at current fair value.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.  At December 31, 2014, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	December 31, 2014	December 31, 2013

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$4,099	$3,477

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	0%	0%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%

Weighted Average Remaining Term	21.2 years	21.4 years

Prepayment Speed	7.45%	6.72%
Effect on fair value of a 10% increase	$(116)	$(83)
Effect on fair value of a 20% increase	(226)	(163)

Weighted Average Discount Rate	12.48%	13.59%
Effect on fair value of a 10% increase	$(195)	$(162)
Effect on fair value of a 20% increase	(378)	(316)

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

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2014 and 2013:

	Fair Value Measurements at December 31, 2014
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$128,826	$128,826	$128,826	$-	$-
Investment securities available for sale	185,379	185,379	-	179,181	6,198
Investment securities held to maturity	67,866	68,253	-	68,253	-
Restricted stock	1,157	1,157	-	1,157	-
Loans held for sale	1,676	1,699	-	-	1,699
Loans receivable, net	770,404	760,163	-	-	760,163
SBA servicing assets	4,099	4,099	-	-	4,099
Accrued interest receivable	3,226	3,226	-	3,226	-

Financial liabilities:
Deposits
Demand, savings and money market	$996,861	$996,861	$-	$996,861	$-
Time	75,369	75,592	-	75,592	-
Subordinated debt	22,476	18,221	-	-	18,221
Accrued interest payable	265	265	-	265	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

	Fair Value Measurements at December 31, 2013
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$35,880	$35,880	$35,880	$-	$-
Investment securities available for sale	204,891	204,891	-	199,035	5,856
Investment securities held to maturity	21	21	-	21	-
Restricted stock	1,570	1,570	-	1,570	-
Loans held for sale	4,931	5,225	-	-	5,225
Loans receivable, net	667,048	660,237	-	-	660,237
SBA servicing assets	3,477	3,477	-	-	3,477
Accrued interest receivable	3,049	3,049	-	3,049	-

Financial liabilities:
Deposits
Demand, savings and money market	$790,698	$790,698	$-	$790,698	$-
Time	78,836	79,323	-	79,323	-
Subordinated debt	22,476	17,835	-	-	17,835
Accrued interest payable	237	237	-	237	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

15.  Stock Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“Plan”) which originally became effective in 1995 and was subsequently amended and restated in 2005. The Plan allows stock options, restricted stock or stock appreciation rights to be granted to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of December 31, 2014, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant. Any option granted vests within one to four years and has a maximum term of ten years. The Plan terminates pursuant to its terms on November 14, 2015.

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

During the twelve months ended December 31, 2014, 360,900 options were granted under the Plan. There were no options granted under the 2014 Plan.

The Company utilized the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2014, 2013, and 2012 is as follows:

	2014	2013	2012
Dividend yield(1)	0.0%	0.0%	0.0%
Expected volatility(2)	55.79% to 57.99%	54.88% to 55.61%	53.12% to 54.49%
Risk-free interest rate(3)	1.51% to 2.26%	1.28% to 2.03%	1.01% to 1.61%
Expected life(4)	5.5 to 7.0 years	7.0 years	7.0 years

(1)	A dividend yield of 0.0% is utilized because cash dividends have never been paid.
(2)	Expected volatility is based on Bloomberg’s five and one-half to seven year volatility calculation for “FRBK” stock.
(3)	The risk-free interest rate is based on the five to seven year Treasury bond.
(4)	The expected life reflects a 1 to 4 year vesting period, the maximum ten year term and review of historical behavior.

During 2014, 209,825 options vested as compared to 127,287 options in 2013 and 146,000 options in 2012.  Expense is recognized ratably over the period required to vest.  At December 31, 2014 the intrinsic value of the 1,494,399 options outstanding was $1,027,276, while the intrinsic value of the 454,761 exercisable (vested) options was $190,601.  During 2014, 81,531 options were forfeited with a weighted average grant date fair value of $40,369.

Information regarding stock based compensation for the years ended December 31, 2014, 2013, and 2012 is set forth below:

	2014	2013	2012
Stock based compensation expense recognized	$420,000	$325,000	$370,000
Number of unvested stock options	1,039,638	909,313	710,600
Fair value of unvested stock options	$1,548,840	$1,245,679	$1,091,948
Amount remaining to be recognized as expense	$702,220	$545,862	$467,314

The remaining amount of $702,220 will be recognized ratably as expense through September 2018.

A summary of stock option activity under the Plan as of December 31, 2014, 2013 and 2012 is as follows:

	For the Years Ended December 31,
	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	1,215,530	$3.66	964,530	$4.38	839,417	$6.04
Granted	360,900	3.69	347,250	2.72	296,750	1.95
Exercised	(500)	1.95	-	-	-	-
Forfeited	(81,531)	5.15	(96,250)	7.39	(171,637)	8.32
Outstanding, end of year	1,494,399	$3.59	1,215,530	$3.66	964,530	$4.38

Options exercisable at year-end	454,761	$5.06	306,217	$6.24	253,930	$7.92

Weighted average fair value of options granted during the year		$2.07		$1.51		$1.05

     A summary of stock option exercises and related proceeds during the years end December 31, 2014, 2013, and 2012 is as follows:

	For the Years Ended December 31,
	2014	2013	2012

Number of options exercised	500	-	-
Cash received	$975	$-	$-
Intrinsic value	$1,010	$-	$-
Tax benefit	$-	$-	$-

The following table summarizes information about options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

$1.39 to $2.95	635,125	7.7	$2.33	129,637	$2.33
$3.14 to $5.12	665,150	7.6	3.71	131,000	4.43
$5.70 to $8.00	170,350	3.9	6.74	170,350	6.74
$9.93 to $12.13	23,774	1.3	11.36	23,774	11.36
	1,494,399		$3.59	454,761	$5.06

A roll-forward of non-vested options during the year ended December 31, 2014 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested, beginning of year	909,313	$1.37
Granted	360,900	2.07
Vested	(209,825)	1.65
Forfeited	(20,750)	1.51
Nonvested, end of year	1,039,638	$1.49

16.  Segment Reporting

The Company has one reportable segment:  community banking.  The community banking segment primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the area surrounding its stores.

17.  Transactions with Affiliates and Related Parties

At December 31, 2014 and 2013, Republic had outstanding balances of $0 and $2.7 million, respectively, of commercial loans, which had been participated to First Bank of Delaware (“FBD”), a wholly-owned subsidiary of the Company prior to January 1, 2005.  As of December 31, 2014 and 2013 Republic had no outstanding commercial loan balances it had purchased from FBD.  The above loan participations and sales were made at arms length.  They are made as a result of lending limit and other regulatory requirements.

The Board of Directors of FBD approved a Plan of Liquidation and Dissolution on April 27, 2012.  As a result of stockholder approval of the Plan of Dissolution, FBD executed the FBD Liquidating Trust Agreement.  On November 6, 2012, FBD gave notice to the Financial Industry Regulatory Authority of its intent to dissolve on or about November 16, 2012.

The Company made payments to related parties in the amount of $754,000 during 2014 as compared to $412,000 during 2013 and $346,000 during 2012.  The disbursements made during 2014, 2013 and 2012 include $343,000, $127,000, and $95,000, respectively, in fees for marketing, graphic design, architectural and project management services paid to InterArch, a company owned by the spouse of Vernon W. Hill, II. Mr. Hill is a significant shareholder of the Company, beneficially owning 9.9% of the common shares currently outstanding.  The Company paid $28,000 during 2014 to Glassboro Properties, LLC related to a land lease agreement for its Glassboro store.  Mr. Hill has an ownership interest in Glassboro Properties LLC, a commercial real estate firm.  He also acts as a consultant for the Company and is paid $250,000 annually.

The Company paid $133,000 during 2014 and $35,000 during 2013 to Brian Communications for public relations services.  Brian Tierney, a member of the Board of Directors, is the CEO of Brian Communications, a strategic communications agency.

18.  Parent Company Financial Information

The following financial statements for Republic First Bancorp, Inc. (Parent Company) should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.

Balance Sheet
December 31, 2014 and 2013
(Dollars in thousands)

	December 31, 2014	December 31, 2013
ASSETS
Cash	$9,471	$697
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding junior obligations of the corporation	676	676
Investment in subsidiaries	121,278	80,666
Other assets	3,880	3,354
Total Assets	$135,305	$85,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accrued expenses	$18	$18
Corporation-obligated mandatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures of the corporation	22,476	22,476
Total Liabilities	22,494	22,494

Shareholders’ Equity
Total Shareholders’ Equity	112,811	62,899

Total Liabilities and Shareholders’ Equity	$135,305	$85,393

Statements of Operations, Comprehensive Income (Loss), and Changes in Shareholders’ Equity
For the years ended December 31, 2014, 2013, and 2012
(Dollars in thousands)

	2014	2013	2012

Interest income	$33	$33	$34
Dividend income from subsidiaries	-	1,859	-
Total income	33	1,892	34

Trust preferred interest expense	1,107	1,112	1,134
Expenses	424	318	317
Total expenses	1,531	1,430	1,451
Net income (loss) before taxes	(1,498)	462	(1,417)

Benefit for income taxes	(524)	(489)	(496)
Income (loss) before undistributed income (loss) of subsidiaries	(974)	951	(921)
Equity in undistributed income (loss) of subsidiaries	3,416	(4,431)	4,535
Net income (loss)	$2,442	$(3,480)	$3,614

Net income (loss)	$2,442	$(3,480)	$3,614
Total other comprehensive income (loss)	2,196	(3,848)	1,067
Total comprehensive income (loss)	$4,638	$(7,328)	$4,681

Shareholders’ equity, beginning of year	$62,899	$69,902	$64,851
Shares issued under common stock offering	44,853	-	-
Stock based compensation	420	325	370
Exercise of stock options	1	-	-
Net income (loss)	2,442	(3,480)	3,614
Total other comprehensive income (loss)	2,196	(3,848)	1,067
Shareholders’ equity, end of year	$112,811	$62,899	$69,902

Statements of Cash Flows
For the years ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$2,442	$(3,480)	$3,614
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share based compensation	420	325	370
Increase in other assets	(526)	(506)	(542)
Decrease in other liabilities	-	(809)	(226)
Equity in undistributed (income) losses of subsidiaries	(3,416)	4,431	(4,535)
Net cash used in operating activities	(1,080)	(39)	(1,319)

Cash flows from investing activities:
Investment in subsidiary	(35,000)	-	-
Net cash used in investing activities	(35,000)	-	-

Cash flows from financing activities:
Net proceeds from stock offering	44,853	-	-
Exercise of stock options	1	-	-
Net cash provided by financing activities	44,854	-	-

Increase (decrease) in cash	8,774	(39)	(1,319)
Cash, beginning of period	697	736	2,055
Cash, end of period	$9,471	$697	$736

19.  Quarterly Financial Data (unaudited)

 The following represents summarized unaudited quarterly financial data of the Company for each of the quarters ended during 2014 and 2013.

Summary of Selected Quarterly Consolidated Financial Data
(dollars in thousands, except per share data)

	For the Quarter Ended
	December 31st	September 30th	June 30th	March 31st
2014

Interest income	$10,786	$10,401	$9,631	$9,655
Interest expense	1,246	1,195	1,147	1,056
Net interest income	9,540	9,206	8,484	8,599
Provision for loan losses	300	300	300	-
Non-interest income	2,427	1,371	2,289	1,930
Non-interest expense	10,792	9,986	9,957	9,815
Provision (benefit) for income taxes	22	(6)	(21)	(41)
Net income	$853	$297	$537	$755

Net income per share (1):
Basic	$0.02	$0.01	$0.02	$0.03
Diluted	$0.02	$0.01	$0.02	$0.03

2013

Interest income	$9,544	$9,339	$9,215	$9,107
Interest expense	1,106	1,113	1,117	1,254
Net interest income	8,438	8,226	8,098	7,853
Provision for loan losses	3,760	250	925	-
Non-interest income	2,211	1,892	2,870	2,243
Non-interest expense	10,117	12,108	9,056	9,130
Provision (benefit) for income taxes	33	(18)	(24)	(26)
Net income (loss)	$(3,261)	$(2,222)	$1,011	$992

Net income (loss) per share (1):
Basic	$(0.13)	$(0.09)	$0.04	$0.04
Diluted	$(0.13)	$(0.09)	$0.04	$0.04

(1)	Quarterly net income (loss) per share does not add to full year net income (loss) per share due to rounding.

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2014 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended December 31, 2014.

Management’s Report on Internal Controls

Management of Republic First Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The Company’s management, under the supervision and with the participation of the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting, as of December 31, 2014, based on the framework in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework 2013, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2014.

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

BDO, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the years ended December 31, 2014 and 2013, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 and 2013, as stated in their reports, which are included herein.

Tel: 717-233-8800 Fax: 717-233-8801 www.bdo.com	945 E. Park Drive, Suite 103 Harrisburg, PA 17111

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Republic First Bancorp, Inc.
Philadelphia, Pennsylvania

We have audited Republic First Bancorp, Inc. and Subsidiaries (the "Company") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Bancorp's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Republic First Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Republic First Bancorp, Inc. and Subsidiaries as of December 31, 2014 and December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the years then ended and our report dated March 13, 2015 expressed an unqualified opinion.

Harrisburg, Pennsylvania
March 13, 2015

Item 9B:  Other Information

None.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2015 annual meeting of shareholders, including, but not necessarily limited to, the sections entitled “Board of Directors and Committees” and “Executive Officers and Compensation.”

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of the Company’s code of ethics is available on the Company’s website at www.myrepublicbank.com. We intend to disclose any changes in or revision to our code of ethics on our website , if applicable.

Item 11:  Executive Compensation

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2015 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Executive Officers and Compensation.”

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2015 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2014, with respect to the shares of common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	1,494,399	$3.59	(1)(2)

Equity compensation plans not approved by security holders	-	-	-

Total	1,494,399	$3.59	(1)(2)

 (1)The Stock Option and Restricted Stock Plan originally adopted in 1995 and subsequently amended and restated in 2005, includes an “evergreen formula” which provides that the  maximum number of shares which may be issued is 1,540,000 shares plus an annual increase equal to the number of shares required to restore the maximum number of shares available for grant to 1,540,000 shares.

(2)The 2014 Republic First Bancorp, Inc. Equity Incentive Plan provides for 2,600,000 shares of common stock plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, to be available for such grants.

Item 13:  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2015 annual meeting of shareholders, including, but not necessarily limited to, the sections entitled “Certain Relationships and Related Transactions” and “Board of Directors and Committees.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2015 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Information Regarding Independent Registered Public Accounting Firm”.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)
(1) The following financial statements and related documents of Republic First Bancorp, Inc. are filed as part of this Annual Report on Form 10-K in Part II – Item 8 “Financial Statements and Supplementary Data”:

a.	Consolidated Balance Sheets as of December 31, 2014 and 2013;
b.	Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012;
c.	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013, and 2012;
d.	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012;
e.	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012; and
f.	Notes to Consolidated Financial Statements.

(a)	(2) None

(a)	(3) The exhibits filed or furnished, as applicable, as part of this report are listed under Exhibits at subsection (b) of this Item 15.

(b)	Exhibits

        The following Exhibits are filed as part of this report.

Exhibit Number	Description	Location
3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 8-K filed May 13, 2010

3.2	Amended and Restated By-Laws of Republic First Bancorp, Inc.	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

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

Exhibit Number	Description	Location
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

10.1	Employment Agreement between the Company and Harry D. Madonna, dated May 10, 2013*	Incorporated by reference to Form 10-Q filed May 10, 2013

10.2	Amended and Restated Stock Option Plan and Restricted Stock Plan*	Incorporated by reference to Form 10-K filed March 10, 2008

10.3	Deferred Compensation Plan*	Incorporated by reference to Form 10-K filed March 16, 2010

10.4	Amended and Restated Supplemental Retirement Plan Agreements between Republic First Bank and Certain Directors*	Incorporated by reference to Form 10-Q filed November 7, 2008

10.5	Purchase Agreement among Republic First Bancorp, Inc., Republic First Bancorp Capital Trust IV, and Purchasers of the Trust IV Capital Securities	Incorporated by reference to Form 10-Q filed November 7, 2008

Exhibit Number	Description	Location
10.6	Registration Rights Agreement among Republic First Bancorp, Inc. and the Holders of the Trust IV Capital Securities	Incorporated by reference to Form10-Q filed November 7, 2008

10.7	Consulting Agreement between Republic First Bancorp, Inc. and Vernon W. Hill, II	Incorporated by reference to Form 10-Q filed November 7, 2008

10.8	Employment Agreement between Republic First Bank and Andrew J. Logue, dated August 20, 2008*	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

10.9	Employment Agreement between Republic First Bank and Rhonda S. Costello, dated August 25, 2008*	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

10.10	Form of Option Award*	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

10.11	Amendment to Employment Agreement, by and between Andrew J. Logue and Republic First Bank, dated April 26, 2010*	Incorporated by reference to Form 8-K filed May 4, 2010

10.12	Amendment to Employment Agreement, by and between Andrew J. Logue and Republic First Bank, dated March 13, 2013.*	Incorporated by reference to Form 10-Q filed May 10, 2013

10.13	Amendment to Employment Agreement, by and between Rhonda Costello and Republic First Bank, dated March 13, 2013.*	Incorporated by reference to Form 10-Q filed May 10, 2013

10.14	Letter Agreement, by and between Jay Neilon and the Company, dated March 13, 2013.*	Incorporated by reference to Form 10-Q filed May 10, 2013

10.15	Letter Agreement, by and between Frank A. Cavallaro and the Company, dated March 13, 2013.*	Incorporated by reference to Form 10-Q filed May 10, 2013

10.16	Republic First Bancorp, Inc. 2014 Equity Incentive Plan*	Incorporated by reference to the definitive proxy statement on Schedule 14A filed on March 26, 2014

10.17	Form of Incentive Stock Option Award - 2014 Equity Incentive Plan*	Filed Herewith

Exhibit Number	Description	Location
10.18	Form of Nonqualified Stock Option Award - 2014 Equity Incentive Plan*	Filed Herewith

10.19	Form of Investment Agreement	Incorporated by reference to Form 8-K filed on April 22, 2014

21.1	Subsidiaries of the Company	Filed Herewith

23.1	Consent of BDO USA, LLP	Filed Herewith

23.2	Consent of Baker Tilly Virchow Krause, LLP	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc.	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed Herewith

32.1	Section 1350 Certification of Harry D. Madonna	Furnished Herewith

32.2	Section 1350 Certification of Frank A. Cavallaro	Furnished Herewith

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

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

REPUBLIC FIRST BANCORP, INC.

Date: March 13, 2015	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: March 13, 2015	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 13, 2015	By:	/s/ Robert Coleman
Robert Coleman, Director

Date: March 13, 2015	By:	/s/ Theodore J. Flocco, Jr.
Theodore J. Flocco, Jr., Director

Date: March 13, 2015	By:	/s/ Harry D. Madonna
Harry D. Madonna, Director and Chairman of the Board

Date: March 13, 2015	By:	/s/ Barry L. Spevak
Barry L. Spevak, Director

Date: March 13, 2015	By:	/s/ Brian P. Tierney
Brian P. Tierney, Director

Date: March 13, 2015	By:	/s/ Harris Wildstein, Esq.
Harris Wildstein, Esq., Director