Form 10-Q
period 2015-03-31
REPUBLIC FIRST BANCORP INC
filed 2015-05-08
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2015.
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____.

Commission File Number:  000-17007
Republic First Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2486815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South 16th Street, Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	37,815,503
Title of Class	Number of Shares Outstanding as of May 7, 2015

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Part I: Financial Information		Page

Item 1.	Financial Statements
	Consolidated balance sheets as of March 31, 2015 and December 31, 2014 (unaudited)	1

Consolidated statements of income for the three months ended March 31, 2015 and 2014 (unaudited)
Consolidated statements of comprehensive income for the three months ended March 31, 2015 and 2014 (unaudited)
		2 3
	Consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 (unaudited)	4
	Consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2015 and 2014 (unaudited)	5
	Notes to consolidated financial statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.	Controls and Procedures	47

Part II: Other Information

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	48

Item 6.	Exhibits	49

Signatures		50

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2015 and December 31, 2014
(Dollars in thousands, except per share data)
(unaudited)
	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$25,316	$14,822
Interest bearing deposits with banks	133,321	114,004
Federal funds sold	3,891	-
Cash and cash equivalents	162,528	128,826

Investment securities available for sale, at fair value	187,024	185,379
Investment securities held to maturity, at amortized cost (fair value of $67,878 and $68,253, respectively)	66,742	67,866
Restricted stock, at cost	1,157	1,157
Loans held for sale	4,955	1,676
Loans receivable (net of allowance for loan losses of $10,944 and $11,536, respectively)	777,857	770,404
Premises and equipment, net	36,573	35,030
Other real estate owned, net	3,827	3,715
Accrued interest receivable	3,401	3,226
Other assets	19,919	17,319
Total Assets	$1,263,983	$1,214,598

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$237,307	$224,245
Demand – interest bearing	310,595	283,768
Money market and savings	498,862	488,848
Time deposits	74,633	75,369
Total Deposits	1,121,397	1,072,230
Accrued interest payable	260	265
Other liabilities	5,950	6,816
Subordinated debt	22,476	22,476
Total Liabilities	1,150,083	1,101,787

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued	-	-
Common stock, par value $0.01 per share: 50,000,000 shares authorized; shares issued 38,344,348	383	383
Additional paid in capital	152,352	152,234
Accumulated deficit	(34,738)	(35,266)
Treasury stock at cost (503,408 shares)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares)	(183)	(183)
Accumulated other comprehensive loss	(189)	(632)
Total Shareholders’ Equity	113,900	112,811
Total Liabilities and Shareholders’ Equity	$1,263,983	$1,214,598

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended March 31, 2015 and 2014
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Interest income
Interest and fees on taxable loans	$8,951	$8,241
Interest and fees on tax-exempt loans	126	82
Interest and dividends on taxable investment securities	1,482	1,241
Interest and dividends on tax-exempt investment securities	125	79
Interest on federal funds sold and other interest-earning assets	77	12
Total interest income	10,761	9,655
Interest expense
Demand-interest bearing	290	191
Money market and savings	553	416
Time deposits	175	173
Other borrowings	276	276
Total interest expense	1,294	1,056
Net interest income	9,467	8,599
Provision for loan losses	-	-
Net interest income after provision for loan losses	9,467	8,599
Non-interest income
Loan advisory and servicing fees	599	437
Gain on sales of SBA loans	578	1,154
Service fees on deposit accounts	363	293
Other than temporary impairment	(13)	-
Portion recognized in other comprehensive income (before taxes)	10	-
Net impairment loss on investment securities	(3)	-
Other non-interest income	40	46
Total non-interest income	1,577	1,930
Non-interest expenses
Salaries and employee benefits	5,222	5,040
Occupancy	1,165	1,038
Depreciation and amortization	723	498
Legal	239	255
Other real estate owned	377	346
Advertising	151	148
Data processing	352	300
Insurance	180	157
Professional fees	325	402
Regulatory assessments and costs	292	337
Taxes, other	221	215
Other operating expenses	1,271	1,079
Total non-interest expense	10,518	9,815
Income before benefit for income taxes	526	714
Benefit for income taxes	(2)	(41)
Net income	$528	$755
Net income per share
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2015 and 2014
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Net income	$528	$755

Other comprehensive income, net of tax
Unrealized gain on available for sale securities (pre-tax $630, and $2,056 respectively)	404	1,318

Reclassification adjustment for impairment charge (pre-tax $3, and $- respectively)	2	-

Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity:
Amortization of net unrealized holding losses to income during the period (pre-tax $58, and $- respectively)	37	-

Total other comprehensive income	443	1,318

Total comprehensive income	$971	$2,073

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014
(Dollars in thousands)
(unaudited)
	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$528	$755
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Write down of other real estate owned	148	300
Depreciation and amortization	723	498
Stock based compensation	118	88
Amortization of premiums on investment securities	112	126
Proceeds from sales of SBA loans originated for sale	5,825	12,465
SBA loans originated for sale	(8,526)	(10,176)
Gains on sales of SBA loans originated for sale	(578)	(1,154)
Increase in accrued interest receivable and other assets	(3,023)	(394)
Decrease in accrued interest payable and other liabilities	(871)	(312)
Net cash (used in) provided by operating activities	(5,544)	2,196

Cash flows from investing activities
Purchase of investment securities available for sale	(6,356)	(517)
Proceeds from the maturity or call of securities available for sale	5,273	6,077
Proceeds from the maturity or call of securities held to maturity	1,141	-
Proceeds from redemption of FHLB stock	-	3
Net increase in loans	(8,032)	(17,850)
Net proceeds from sale of other real estate owned	319	63
Premises and equipment expenditures	(2,266)	(1,890)
Net cash used in investing activities	(9,921)	(14,114)

Cash flows from financing activities
Net increase in demand, money market and savings deposits	49,903	12,560
Net decrease in time deposits	(736)	(2,212)
Net cash provided by financing activities	49,167	10,348

Net increase (decrease) in cash and cash equivalents	33,702	(1,570)
Cash and cash equivalents, beginning of year	128,826	35,880
Cash and cash equivalents, end of period	$162,528	$34,310

Supplemental disclosures
Interest paid	$1,299	$1,067
Income taxes paid	$-	$50
Non-cash transfers from loans to other real estate owned	$579	$-

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2015 and 2014
(Dollars in thousands)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance January 1, 2015	$383	$152,234	$(35,266)	$(3,725)	$(183)	$(632)	$112,811

Net income			528				528
Other comprehensive income, net of tax						443	443
Stock based compensation		118					118

Balance March 31, 2015	$383	$152,352	$(34,738)	$(3,725)	$(183)	$(189)	$113,900

Balance January 1, 2014	$265	$107,078	$(37,708)	$(3,099)	$(809)	$(2,828)	$62,899

Net income			755				755
Other comprehensive income, net of tax						1,318	1,318
Stock based compensation		88					88

Balance March 31, 2014	$265	$107,166	$(36,953)	$(3,099)	$(809)	$(1,510)	$65,060

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The Company has evaluated subsequent events through the date of issuance of the financial data included herein.

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

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  The Plan became effective on November 14, 1995, and was amended and approved at the Company’s 2005 annual meeting of shareholders.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of March 31, 2015, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of the grant.  Options granted pursuant to the Plan vest within one to four years and have a maximum term of 10 years. The Plan terminates pursuant to its terms on November 14, 2015.

On April 29, 2014 the Company’s shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants.

During the three months ended March 31, 2015, 3,000 options were granted under the Plan with a weighted average grant date fair value of $4,819. During the three months ended March 31, 2015, 490,200 options were granted under the 2014 Plan with a weighted average grant date fair value of $747,152.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2015 and 2014 are as follows:

	2015	2014
Dividend yield(1)	0.0%	0.0%
Expected volatility(2)	53.78% to 56.00%	55.79% to 57.99%
Risk-free interest rate(3)	1.49% to 1.95%	1.51% to 2.13%
Expected life(4)	5.5 to 7.0 years	5.5 to 7.0 years

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

During the three months ended March 31, 2015 and 2014, 312,812 shares and 147,575 shares vested, respectively.  Expense is recognized ratably over the period required to vest.  At March 31, 2015, the intrinsic value of the 1,986,974 options outstanding was $942,801, while the intrinsic value of the 766,948 exercisable (vested) options was $301,700.  During the three months ended March 31, 2015, 625 options were forfeited with a weighted average grant date fair value of $931.

Information regarding stock based compensation for the three months ended March 31, 2015 and 2014 is set forth below:

	2015	2014
Stock based compensation expense recognized	$ 118,000	$ 88,000
Number of unvested stock options	1,220,026	1,116,138
Fair value of unvested stock options	$ 1,911,407	$ 1,620,736
Amount remaining to be recognized as expense	$ 1,335,438	$ 1,021,120

The remaining amount of $1,335,438 will be recognized ratably as expense through February 2019.

Earnings per Share

Earnings per share (“EPS”) consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s Plan and 2014 Plan and convertible securities related to the trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to net income. For the three months ended March 31, 2015 and 2014, the effect of CSEs (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculations.

The calculation of EPS for the three months ended March 31, 2015 and 2014 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014

Net income - basic and diluted	$528	$755

Weighted average shares outstanding	37,816	25,973

Net income per share – basic	$0.01	$0.03

Weighted average shares outstanding (including dilutive CSEs)	38,047	26,212

Net income per share – diluted	$0.01	$0.03

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

ASU 2014-09

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40).”  The purpose of this guidance is to clarify the principles for recognizing revenue.  The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification.  For public companies, early adoption of the update will be effective for interim and annual periods beginning after December 15, 2016.  For public companies that elect to defer the update, adoption will be effective for interim and annual periods beginning after December 15, 2017.  The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect a material impact.

ASU 2014-14

      In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure - a consensus of the FASB Emerging Issues Task Force.”  The amendments in this Update address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that meet certain conditions to "other receivables" upon foreclosure, rather than reclassifying them to other real estate owned (OREO). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor. The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For all other entities, the amendments are effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. The Company adopted ASU 2014-14 effective January 1, 2015.  The adoption of ASU 2014-14 did not have a material effect on the Company’s consolidated financial statements.

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

Note 5:  Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at March 31, 2015 and December 31, 2014 is as follows:

	At March 31, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$99,421	$1,508	$(142)	$100,787
Mortgage-backed securities	12,474	549	(45)	12,978
Municipal securities	17,031	404	(47)	17,388
Corporate bonds	33,817	555	(51)	34,321
Asset-backed securities	18,164	222	-	18,386
Trust preferred securities	5,240	-	(2,198)	3,042
Other securities	115	7	-	122
Total securities available for sale	$186,262	$3,245	$(2,483)	$187,024

U.S. Government agencies	$1	$-	$-	$1
Collateralized mortgage obligations	66,721	1,136	-	67,857
Other securities	20	-	-	20
Total securities held to maturity	$66,742	$1,136	$-	$67,878

	At December 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$98,626	$692	$(96)	$99,222
Mortgage-backed securities	13,271	564	(33)	13,802
Municipal securities	15,784	363	(40)	16,107
Corporate bonds	33,840	621	(34)	34,427
Asset-backed securities	18,353	152	-	18,505
Trust preferred securities	5,261	-	(2,068)	3,193
Other securities	115	8	-	123
Total securities available for sale	$185,250	$2,400	$(2,271)	$185,379

U.S. Government agencies	$1	$-	$-	$1
Collateralized mortgage obligations	67,845	531	(144)	68,232
Other securities	20	-	-	20
Total securities held to maturity	$67,866	$531	$(144)	$68,253

       The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at March 31, 2015 is as follows:

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in 1 year or less	$13,398	$13,498	$-	$-
After 1 year to 5 years	86,809	87,202	43,315	44,104
After 5 years to 10 years	75,048	75,062	23,427	23,774
After 10 years	11,007	11,262	-	-
Total	$186,262	$187,024	$66,742	$67,878

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

As of March 31, 2015 and December 31, 2014, the collateralized mortgage obligations and mortgage backed securities included in the investment securities portfolio consist solely of securities issued by U.S. government sponsored agencies.  There were no private label mortgage securities held in the investment securities portfolio as of those dates. The Company did not hold any mortgage-backed securities that were rated “Alt-A” or “Subprime” as of March 31, 2015 and December 31, 2014.  In addition, the Company did not hold any private issued CMO’s as of March 31, 2015 and December 31, 2014.  As of March 31, 2015 and December 31, 2014, the asset-backed securities consist solely of Sallie Mae bonds collateralized by student loans which are guaranteed by the U.S. Department of Education.

In instances when a determination is made that an other-than-temporary impairment exists with respect to a debt security but the investor does not intend to sell the debt security and it is more likely than not that the investor will not be required to sell the debt security prior to its anticipated recovery, accounting standards require the other-than-temporary impairment to be separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income.  Impairment charges (credit losses) on trust preferred securities for the three months ended March 31, 2015 amounted to $3,000. There were no impairment charges (credit losses) on trust preferred securities for the three months ended March 31, 2014.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at March 31, 2015 and 2014 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2015	2014

Beginning Balance, January 1st	$3,966	$3,959
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	3	-
Reductions for securities paid off during the period	-	-
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company
intends to sell the security	-	-
Ending Balance, March 31st	$3,969	$3,959

No securities were sold during the three months ended March 31, 2015 and March 31, 2014.

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position in the available for sale and held to maturity section:

	At March 31, 2015
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$22,105	$142	$-	$-	$22,105	$142
Mortgage-backed securities	5,128	24	1,057	21	6,185	45
Municipal securities	2,064	26	1,405	21	3,469	47
Corporate bonds	4,951	51	-	-	4,951	51
Trust preferred securities	-	-	3,042	2,198	3,042	2,198
Total Available for Sale	$34,248	$243	$5,504	$2,240	$39,752	$2,483

At March 31, 2015
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$-	-	$-	-	$-	-
Total Held to Maturity	$-	$-	$-	$-	$-	$-

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$17,331	$96	$-	$-	$17,331	$96
Mortgage-backed securities	3,997	2	1,069	31	5,066	33
Municipal securities	1,298	10	1,395	30	2,693	40
Corporate bonds	4,880	34	-	-	4,880	34
Trust preferred securities	-	-	3,193	2,068	3,193	2,068
Total Available for Sale	$27,506	$142	$5,657	$2,129	$33,163	$2,271

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$19,766	92	$9,232	52	$28,998	144
Total Held to Maturity	$19,766	$92	$9,232	$52	$28,998	$144

The impairment of the investment portfolio amounted to $2.5 million on securities with a total fair value of $39.8 million at March 31, 2015.  The most significant components of this impairment are related to the trust preferred securities held in the portfolio.  The Company does not currently intend to sell these securities prior to their maturity or the recovery of their cost bases and does not believe it will be forced to sell these securities prior to maturity or recovering the cost bases.

At March 31, 2015, the investment portfolio included thirty-five collateralized mortgage obligations with a total market value of $168.6 million.  Four of these securities carried an unrealized loss at March 31, 2015.  At March 31, 2015, the investment portfolio included forty-two mortgage-backed securities with a total market value of $13.0 million.  Three of these securities carried an unrealized loss at March 31, 2015.  At March 31, 2015, the investment portfolio included two asset-backed securities with a total market value of $18.4 million.  None of these securities carried an unrealized loss at March 31, 2015.  Management found no evidence of OTTI on any of these securities and the unrealized losses are due to changes in market value resulting from changes in market interest rates and are considered temporary as of March 31, 2015.

The unrealized losses on the trust preferred securities are primarily the result of the secondary market for such securities becoming inactive and are also considered temporary at this time.

The following table provides additional detail about the trust preferred securities held in the portfolio as of March 31, 2015.

(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2014 and beyond	Cumulative OTTI Life to Date
Preferred Term Securities IV	Mezzanine Notes	$49	$39	$(10)	B1	6	18%	0.32%	$-
Preferred Term Securities VII	Mezzanine Notes	961	788	(173)	D	12	50	0.45	2,173
TPREF Funding II	Class B Notes	732	371	(361)	C	18	39	0.38	267
TPREF Funding III	Class B2 Notes	1,518	739	(779)	C	15	36	0.30	483
Trapeza CDO I, LLC	Class C1 Notes	556	295	(261)	C	8	50	0.31	470
ALESCO Preferred Funding IV	Class B1 Notes	604	396	(208)	C	41	6	0.33	396
ALESCO Preferred Funding V	Class C1 Notes	820	414	(406)	C	39	17	0.34	180
Total		$5,240	$3,042	$(2,198)		139	31%		$3,969

At March 31, 2015, the investment portfolio included thirty municipal securities with a total market value of $17.4 million.  Four of these securities carried an unrealized loss at March 31, 2015.  Each of the municipal securities is reviewed quarterly for impairment. Research on each issuer is completed to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey where twenty-three municipal securities had a market value of $12.9 million.  As of March 31, 2015, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio.

In July 2014, thirteen CMOs with a fair value of $70.1 million that were previously classified as available-for-sale were transferred to the held-to-maturity category.  These securities were transferred at fair value.  Unrealized losses of $1.2 million associated with the transferred securities will remain in other comprehensive income and be amortized as an adjustment to yield over the remaining life of those securities.  At March 31, 2015, the fair market value of the securities transferred to held-for-maturity is $67.9 million and the unrealized gains are $79,000.

Note 6:  Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major categories as of March 31, 2015 and December 31, 2014:

(dollars in thousands)	March 31, 2015	December 31, 2014

Commercial real estate	$364,397	$379,259
Construction and land development	35,238	29,861
Commercial and industrial	159,819	145,113
Owner occupied real estate	188,783	188,025
Consumer and other	40,468	39,713
Residential mortgage	405	408
Total loans receivable	789,110	782,379
Deferred costs (fees)	(309)	(439)
Allowance for loan losses	(10,944)	(11,536)
Net loans receivable	$777,857	$770,404

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans.

The following table summarizes information with regard to impaired loans by loan portfolio class as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$11,764	$11,863	$-	$11,964	$11,969	$-
Construction and land development	155	3,899	-	61	158	-
Commercial and industrial	3,943	5,229	-	3,764	7,275	-
Owner occupied real estate	878	1,083	-	524	528	-
Consumer and other	573	840	-	429	708	-
Total	$17,313	$22,914	$-	$16,742	$20,638	$-

With an allowance recorded:
Commercial real estate	$13,013	$13,140	$3,838	$13,118	$13,245	$3,858
Construction and land development	-	-	-	316	3,741	217
Commercial and industrial	1,559	4,226	308	1,457	2,057	211
Owner occupied real estate	4,409	4,410	825	4,011	4,162	844
Consumer and other	-	-	-	-	-	-
Total	$18,981	$21,776	$4,971	$18,902	$23,205	$5,130

Total:
Commercial real estate	$24,777	$25,003	$3,838	$25,082	$25,214	$3,858
Construction and land development	155	3,899	-	377	3,899	217
Commercial and industrial	5,502	9,455	308	5,221	9,332	211
Owner occupied real estate	5,287	5,493	825	4,535	4,690	844
Consumer and other	573	840	-	429	708	-
Total	$36,294	$44,690	$4,971	$35,644	$43,843	$5,130

         The following table presents additional information regarding the Company’s impaired loans for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$11,864	$162	$6,772	$106
Construction and land development	108	-	799	-
Commercial and industrial	3,854	21	2,539	1
Owner occupied real estate	701	1	678	5
Consumer and other	501	1	548	1
Total	$17,028	$185	$11,336	$113

With an allowance recorded:
Commercial real estate	$13,066	$-	$13,173	$138
Construction and land development	158	-	641	-
Commercial and industrial	1,508	-	4,308	1
Owner occupied real estate	4,209	33	2,911	35
Consumer and other	-	-	101	-
Total	$18,941	$33	$21,134	$174

Total:
Commercial real estate	$24,930	$162	$19,945	$244
Construction and land development	266	-	1,440	-
Commercial and industrial	5,362	21	6,847	2
Owner occupied real estate	4,910	34	3,589	40
Consumer and other	501	1	649	1
Total	$35,969	$218	$32,470	$287

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $245,000 and $143,000 for the three months ended March 31, 2015 and 2014, respectively.

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three months ended March 31, 2015 and 2014:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended March 31, 2015
Allowance for loan losses:

Beginning balance:	$6,828	$917	$1,579	$1,638	$234	$2	$338	$11,536
Charge-offs	(231)	(222)	(169)	(55)	-	-	-	(677)
Recoveries	4	5	45	-	31	-	-	85
Provisions (credits)	(338)	(445)	469	(5)	(35)	-	354	-
Ending balance	$6,263	$255	$1,924	$1,578	$230	$2	$692	$10,944

Three months ended March 31, 2014
Allowance for loan losses:

Beginning balance:	$6,454	$1,948	$2,309	$985	$225	$14	$328	$12,263
Charge-offs	-	(20)	(283)	-	(10)	-	-	(313)
Recoveries	-	-	-	-	-	-	-	-
Provisions (credits)	(180)	(1,067)	614	143	(18)	(1)	509	-
Ending balance	$6,274	$861	$2,640	$1,128	$197	$13	$837	$11,950

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of March 31, 2015 and December 31, 2014:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

March 31, 2015

Allowance for loan losses:

Individually evaluated for impairment	$3,838	$-	$294	$839	$-	$-	$-	$4,971
Collectively evaluated for impairment	2,425	255	1,630	739	230	2	692	5,973
Total allowance for loan losses	$6,263	$255	$1,924	$1,578	$230	$2	$692	$10,944

Loans receivable:
Loans evaluated individually	$24,777	$155	$5,502	$5,287	$573	$-	$-	$36,294
Loans evaluated collectively	339,620	35,083	154,317	183,496	39,895	405	-	752,816
Total loans receivable	$364,397	$35,238	$159,819	$188,783	$40,468	$405	$-	$789,110

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2014

Allowance for loan losses:

Individually evaluated for impairment	$3,858	$217	$211	$844	$-	$-	$-	$5,130
Collectively evaluated for impairment	2,970	700	1,368	794	234	2	338	6,406
Total allowance for loan losses	$6,828	$917	$1,579	$1,638	$234	$2	$338	$11,536

Loans receivable:
Loans evaluated individually	$25,082	$377	$5,221	$4,535	$429	$-	$-	$35,644
Loans evaluated collectively	354,177	29,484	139,892	183,490	39,284	408	-	746,735
Total loans receivable	$379,259	$29,861	$145,113	$188,025	$39,713	$408	$-	$782,379

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2015 and December 31, 2014:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At March 31, 2015
Commercial real estate	$6,874	$27	$18,726	$25,627	$338,770	$364,397	$5,013
Construction and land development	275	-	155	430	34,808	35,238	-
Commercial and industrial	937	1,631	3,203	5,771	154,048	159,819	-
Owner occupied real estate	3,622	209	2,459	6,290	182,493	188,783	-
Consumer and other	147	-	426	573	39,895	40,468	-
Residential mortgage	-	-	-	-	405	405	-
Total	$11,855	$1,867	$24,969	$38,691	$750,419	$789,110	$5,013

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2014
Commercial real estate	$713	$11,034	$13,979	$25,726	$353,533	$379,259	$-
Construction and land development	-	-	377	377	29,484	29,861	-
Commercial and industrial	193	2,186	4,349	6,728	138,385	145,113	-
Owner occupied real estate	626	812	2,306	3,744	184,281	188,025	-
Consumer and other	149	30	429	608	39,105	39,713	-
Residential mortgage	-	-	-	-	408	408	-
Total	$1,681	$14,062	$21,440	$37,183	$745,196	$782,379	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2015 and December 31, 2014:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At March 31, 2015:
Commercial real estate	$330,950	$8,142	$25,305	$-	$364,397
Construction and land development	34,808	275	155	-	35,238
Commercial and industrial	153,511	679	4,200	1,429	159,819
Owner occupied real estate	182,649	847	5,287	-	188,783
Consumer and other	39,562	75	831	-	40,468
Residential mortgage	405	-	-	-	405
Total	$741,885	$10,018	$35,778	$1,429	$789,110

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2014:
Commercial real estate	$345,444	$8,199	$25,616	$-	$379,259
Construction and land development	29,484	-	377	-	29,861
Commercial and industrial	139,062	702	3,920	1,429	145,113
Owner occupied real estate	181,940	1,550	4,535	-	188,025
Consumer and other	38,951	75	687	-	39,713
Residential mortgage	408	-	-	-	408
Total	$735,289	$10,526	$35,135	$1,429	$782,379

The following table shows non-accrual loans by class as of March 31, 2015 and December 31, 2014:

(dollars in thousands)	March 31, 2015	December 31, 2014

Commercial real estate	$13,713	$13,979
Construction and land development	155	377
Commercial and industrial	3,203	4,349
Owner occupied real estate	2,459	2,306
Consumer and other	426	429
Residential mortgage	-	-
Total	$19,956	$21,440

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

The following table summarizes the balance of outstanding TDRs at March 31, 2015 and December 31, 2014:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
March 31, 2015
Commercial real estate	1	$6,051	$-	$6,051
Construction and land development	-	-	-	-
Commercial and industrial	1	-	969	969
Owner occupied real estate	1	1,849	-	1,849
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	3	$7,900	$969	$8,869

December 31, 2014
Commercial real estate	1	$6,069	$-	$6,069
Construction and land development	-	-	-	-
Commercial and industrial	1	-	1,673	1,673
Owner occupied real estate	1	1,852	-	1,852
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	3	$7,921	$1,673	$9,594

All TDRs are considered impaired and are therefore individually evaluated for impairment in the calculation of the allowance for loan losses.  Some TDRs may not ultimately result in the full collection of principal and interest as restructured and could lead to potential incremental losses.  These potential incremental losses would be factored into our estimate of the allowance for loan losses.  The level of any subsequent defaults will likely be affected by future economic conditions.  There were no loan modifications made during the three months ended March 31, 2015 and 2014 that met the criteria of a TDR.

After a loan is determined to be a TDR, we continue to track its performance under the most recent restructured terms.  One loan classified as a TDR subsequently paid off during the three months ended March 31, 2014. There were no TDRs that subsequently defaulted during the three months ended March 31, 2015 and 2014. Partial writedowns were recorded during the year ended December 31, 2014 and the three months ended March 31, 2015, related to a TDR that subsequently defaulted in 2013.  A portion of the balance was transferred to other real estate owned during the three months ended March 31, 2015.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

March 31, 2015

Collateralized mortgage obligations	$100,787	$-	$100,787	$-
Mortgage-backed securities	12,978	-	12,978	-
Municipal securities	17,388	-	17,388	-
Corporate bonds	34,321	-	31,315	3,006
Asset-backed securities	18,386	-	18,386	-
Trust Preferred Securities	3,042	-	-	3,042
Other securities	122	-	122	-
Securities Available for Sale	$187,024	$-	$180,976	$6,048

December 31, 2014

Collateralized mortgage obligations	$99,222	$-	$99,222	$-
Mortgage-backed securities	13,802	-	13,802	-
Municipal securities	16,107	-	16,107	-
Corporate bonds	34,427	-	31,422	3,005
Asset-backed securities	18,505	-	18,505	-
Trust Preferred Securities	3,193	-	-	3,193
Other securities	123	-	123	-
Securities Available for Sale	$185,379	$-	$179,181	$6,198

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1st	$3,193	$3,005	$2,850	$3,006
Unrealized (losses) gains	(129)	1	(43)	-
Paydowns	(19)	-	-	-
Impairment charges on Level 3	(3)	-	-	-
Balance, March 31st	$3,042	$3,006	$2,807	$3,006

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
March 31, 2015
Impaired loans	$15,718	$-	$-	$15,718
Other real estate owned	1,141	-	-	1,141
SBA servicing assets	4,267	-	-	4,267

December 31, 2014:
Impaired loans	$15,838	$-	$-	$15,838
Other real estate owned	2,135	-	-	2,135
SBA servicing assets	4,099	-	-	4,099

The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements

Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range Weighted Average

March 31, 2015:

Impaired loans	$15,718	Fair Value of Collateral (1)	Appraised Value (2)	16% - 91% (31%) (4)

Other real estate owned	$1,141	Fair Value of Collateral (1)	Appraised Value (2) Sales Price	7% - 28% (12%) (4)
SBA Servicing Assets	$4,267	Fair Value	Individual Loan Valuation (3)	(3)

December 31, 2014:

Impaired loans	$15,838	Fair Value of Collateral (1)	Appraised Value (2)	0% - 89% (30%) (4)

Other real estate owned	$2,135	Fair Value of Collateral (1)	Appraised Value (2) Sales Price	7% - 39% (22%) (4)

SBA Servicing Assets	$4,099	Fair Value	Individual Loan Valuation (3)	(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	There is a lack of transactional data in this market place for the non-guaranteed portion of SBA loans.
(4)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

The following table presents an analysis of the activity in the SBA servicing assets for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014

Beginning balance	$4,099	$3,477
Additions	135	304
Fair value adjustments	33	24
Ending balance	$4,267	$3,805

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014.

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

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of March 31, 2015 and December 31, 2014. Financial information on the issuers was also obtained from Bloomberg, the FDIC, and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty than would otherwise exist.

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

Loans Held For Sale (Carried at Lower of Cost or Fair Value)

The fair values of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the three months ended March 31, 2015 and the year ended December 31, 2014.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At March 31, 2015 and December 31, 2014 these assets are carried at current fair value.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.  At March 31, 2015 and December 31, 2014, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	March 31, 2015	December 31, 2014

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$4,267	$4,099

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	0%	0%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%

Weighted Average Remaining Term	21.1 years	21.2 years

Prepayment Speed	7.76%	7.45%
Effect on fair value of a 10% increase	$(132)	$(116)
Effect on fair value of a 20% increase	(256)	(226)

Weighted Average Discount Rate	11.31%	12.48%
Effect on fair value of a 10% increase	$(214)	$(195)
Effect on fair value of a 20% increase	(413)	(378)

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

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2015 and December 31, 2014:

	Fair Value Measurements at March 31, 2015
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$162,528	$162,528	$162,528	$-	$-
Investment securities available for sale	187,024	187,024	-	180,976	6,048
Investment securities held to maturity	66,742	67,878	-	67,878	-
Restricted stock	1,157	1,157	-	1,157	-
Loans held for sale	4,955	5,426	-	-	5,426
Loans receivable, net	777,857	767,153	-	-	767,153
SBA servicing assets	4,267	4,267	-	-	4,267
Accrued interest receivable	3,401	3,401	-	3,401	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,046,764	$1,046,764	$-	$1,046,764	$-
Time	74,633	74,837	-	74,837	-
Subordinated debt	22,476	18,570	-	-	18,570
Accrued interest payable	260	260	-	260	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

	Fair Value Measurements at December 31, 2014
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$128,826	$128,826	$128,826	$-	$-
Investment securities available for sale	185,379	185,379	-	179,181	6,198
Investment securities held to maturity	67,866	68,253	-	68,253	-
Restricted stock	1,157	1,157	-	1,157	-
Loans held for sale	1,676	1,699	-	-	1,699
Loans receivable, net	770,404	760,163	-	-	760,163
SBA servicing assets	4,099	4,099	-	-	4,099
Accrued interest receivable	3,226	3,226	-	3,226	-

Financial liabilities:
Deposits
Demand, savings and money market	$996,861	$996,861	$-	$996,861	$-
Time	75,369	75,592	-	75,592	-
Subordinated debt	22,476	18,221	-	-	18,221
Accrued interest payable	265	265	-	265	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

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

Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “would be,” “could be,” “should be,” “probability,” “risk,” “target,” “objective,” “may,” “will,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and similar expressions or variations on such expressions.  The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise with changes in: general economic conditions, including turmoil in the financial markets and related efforts of government agencies to stabilize the financial system; business conditions in the financial services industry, including competitive pressure among financial services companies, new service and product offerings by competitors, price pressures and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as may be required by applicable laws or regulations.  Readers should carefully review the risk factors described in the Form 10-K for the year ended December 31, 2014 and other documents the Company files from time to time with the SEC, such as Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K, as well as other filings.

Regulatory Reform and Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) has and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Consumer Financial Protection Bureau, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.  A summary of certain provisions of the Dodd-Frank Act is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  Effective as of January 1, 2015, the new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements, which amount must be greater than 2.5% of total risk-weighted assets at January 1, 2019.  The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

Financial Condition

Assets
Total assets increased by $49.4 million, or 4.1%, to $1.3 billion at March 31, 2015, compared to $1.2 billion at December 31, 2014, mainly due to increases in cash and cash equivalents, loans receivable, and loans held for sale during the first three months of 2015.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount of these two categories increased by $33.7 million, to $162.5 million at March 31, 2015, from $128.8 million at December 31, 2014, primarily as a result of deposit growth during the first quarter of 2015.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which the Company usually originates with the intention of selling in the future.  Total SBA loans held for sale were $5.0 million at March 31, 2015 as compared to $1.7 million at December 31, 2014.  The increase of $3.3 million was primarily driven by the timing of settlement on the sale of two loans which closed shortly after March 31, 2015.  Loans held for sale, as a percentage of total Company assets, were less than 1% at March 31, 2015.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium size businesses and professionals that seek highly personalized banking services.  The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $19.9 million at March 31, 2015.  Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit.

Loans increased $6.9 million, or 0.9%, to $788.8 million at March 31, 2015, compared to $781.9 million at December 31, 2014. This growth was the result of an increase in loan demand in the commercial and industrial and construction and land development categories over the first three months of 2015 along with the successful execution of the Company’s relationship banking strategy which focuses on customer service.

Investment Securities

Investment securities considered available-for-sale are investments which may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), municipal securities, corporate bonds, asset-backed securities (ABS), and pooled trust preferred securities (CDO). Available-for-sale securities totaled $187.0 million at March 31, 2015, compared to $185.4 million at December 31, 2014.  The increase of $1.6 million was primarily due to the purchase of securities totaling $6.4 million partially offset by proceeds from paydowns of securities totaling $5.3 million during the first three months of 2015.  At March 31, 2015, the portfolio had a net unrealized gain of $762,000 compared to a net unrealized gain of $129,000 at December 31, 2014.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of CMOs. The market value of securities held-to-maturity totaled $67.9 million and $68.3 million at March 31, 2015 and December 31, 2014, respectively. The decrease was primarily due to pay downs of securities totaling $1.1 million. At March 31, 2015, the portfolio had a net unrealized gain of $1.1 million compared to a net unrealized gain of $387,000 at December 31, 2014.

The change in value of the investment portfolio was driven by a decrease in market interest rates which drove an increase in value of the bonds held in the Company’s portfolio during the first quarter of 2015.

Restricted Stock

Restricted stock, which represents required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of March 31, 2015 and December 31, 2014.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Central Bankers Bank (“ACBB”).

At both March 31, 2015 and December 31, 2014, the investment in FHLB of Pittsburgh capital stock totaled $1.0 million.  At both March 31, 2015 and December 31, 2014, ACBB capital stock totaled $143,000.  Both the FHLB and ACBB issued dividend payments during the first quarter of 2015.

Other Real Estate Owned

The balance of other real estate owned increased to $3.8 million at March 31, 2015 from $3.7 million at December 31, 2014, primarily due to the transfer of a foreclosed property from loans receivable partially offset by dispositions and writedowns on foreclosed properties during the first three months of 2015.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $49.2 million, or 4.6%, to $1.1 billion at March 31, 2015 from $1.1 billion at December 31, 2014.  The increase was primarily the result of increases in noninterest-bearing demand deposit balances, interest-bearing demand deposit balances, and money market and savings balances partially offset by a reduction in certificate of deposit balances. Republic has continued to focus on its effort to gather low-cost, core deposits by successfully executing its relationship banking model which is based upon high levels of customer service. In addition, the Bank has begun to implement its relocation and expansion strategy through the opening of additional stores. This strategy has also allowed Republic to nearly eliminate its dependence on the more volatile sources of funding in brokered and public fund certificates of deposit.

Shareholders’ Equity

Total shareholders’ equity increased $1.1 million to $113.9 million at March 31, 2015, compared to $112.8 million at December 31, 2014, primarily due to the net income recognized during the first three months of 2015 and a reduction in accumulated other comprehensive losses associated with an increase in the market value of the investment securities portfolio.  The shift in market value of the securities portfolio resulting in accumulated other comprehensive losses of $189,000 at March 31, 2015 compared to accumulated other comprehensive losses of $632,000 at December 31, 2014 was primarily driven by a decrease in market interest rates which drove an increase in value of the securities held in the Company’s portfolio.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The Company reported net income of $528,000 or $0.01 per share, for the three months ended March 31, 2015, compared to net income of $755,000, or $0.03 per share, for the three months ended March 31, 2014.  The decrease in net income was primarily driven by an increase in non-interest expenses and a decrease in non-interest income which were partially offset by an increase in net interest income.

Net interest income was $9.5 million for the three month period ended March 31, 2015 compared to $8.6 million for the three months ended March 31, 2014.  Interest income increased $1.1 million, or 11.5%, to $10.8 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was primarily due to a $96.5 million increase in average loan balances and a $46.7 million increase in average investment securities.  Interest expense increased $238,000, or 22.5%, to $1.3 million for the three months ended March 31, 2015 compared to $1.1 million for the three months ended March 31, 2014. This increase was primarily due to an increase in average deposits outstanding.

The Company did not require a provision for loan losses for the three months ended March 31, 2015 and 2014.  During both periods, decreases in the allowance required for loans collectively evaluated for impairment were driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.

Non-interest income decreased by $353,000 to $1.6 million during the three months ended March 31, 2015 compared to $1.9 million during the three months ended March 31, 2014.  The decrease during the three months ended March 31, 2015 was primarily due to a decrease in gains on the sale of SBA loans partially offset by increases in loan advisory and servicing fees and service fees on deposit accounts.  The decrease in gains on the sale of SBA loans was a result of lower originations during the first quarter of 2015.

Non-interest expenses increased $703,000 to $10.5 million during the three months ended March 31, 2015 compared to $9.8 million during the three months ended March 31, 2014. This increase was primarily driven by higher salaries, employee benefits, occupancy and equipment expenses associated with the addition of new stores related to the Company’s expansion strategy over the last twelve months.

Return on average assets and average equity from continuing operations was 0.17% and 1.89%, respectively, during the three months ended March 31, 2015 compared to 0.32% and 4.76%, respectively, for the three months ended March 31, 2014.

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

Average Balances and Net Interest Income

	For the three months ended March 31, 2015			For the three months ended March 31, 2014
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$130,418	$77	0.24%	$17,829	$12	0.27%
Investment securities and restricted stock	254,741	1,674	2.63%	208,046	1,363	2.62%
Loans receivable	783,379	9,145	4.73%	686,869	8,367	4.94%
Total interest-earning assets	1,168,538	10,896	3.78%	912,744	9,742	4.33%
Other assets	61,974			42,951
Total assets	$1,230,512			$955,695

Interest-earning liabilities:
Demand – non-interest bearing	$226,708			$169,699
Demand – interest bearing	295,630	290	0.40%	213,980	191	0.36%
Money market & savings	489,779	553	0.46%	400,880	416	0.42%
Time deposits	75,485	175	0.94%	77,468	173	0.91%
Total deposits	1,087,602	1,018	0.38%	862,027	780	0.37%
Total interest-bearing deposits	860,894	1,018	0.48%	692,328	780	0.46%
Other borrowings	22,516	276	4.97%	22,476	276	4.98%
Total interest-bearing liabilities	883,410	1,294	0.59%	714,804	1,056	0.60%
Total deposits and other borrowings	1,110,118	1,294	0.47%	884,503	1,056	0.48%
Non interest-bearing other liabilities	7,094			6,901
Shareholders’ equity	113,300			64,291
Total liabilities and shareholders’ equity	$1,230,512			$955,695
Net interest income (2)		$9,602			$8,686
Net interest spread			3.19%			3.73%
Net interest margin (2)			3.33%			3.86%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $135 and $87 for the three months ended March 31, 2015 and 2014, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

       Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

	For the three months ended March 31, 2015 vs. 2014
	Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$66	$(1)	$65
Securities	307	4	311
Loans	1,113	(335)	778
Total interest-earning assets	1,486	(332)	1,154

Interest expense:
Deposits
Interest-bearing demand deposits	80	19	99
Money market and savings	100	37	137
Time deposits	(5)	7	2
Total deposit interest expense	175	63	238
Other borrowings	-	-	-
Total interest expense	175	63	238
Net interest income	$1,311	$(395)	$916

       Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, for the first quarter of 2015 increased $916,000, or 10.5%, over the same period in 2014. Interest income, on a fully tax-equivalent basis, on interest-earning assets totaled $10.9 million and $9.7 million for the first quarter of 2015 and 2014, respectively.  The increase in interest income was the result of a $96.5 million increase in average loans receivable and a $46.7 million increase in average investment securities was offset by a 21 basis point decrease in loan yields for the three months ended March 31, 2015 as compared to March 31, 2014. Total interest expense for the first quarter of 2015 increased by $238,000, or 22.5%, for the first quarter of 2015 to $1.3 million from $1.1 million for the first quarter of 2014. Interest expense on deposits increased by $238,000, or 30.5%, for the first quarter of 2015 versus the same period in 2014.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.19% during the first quarter of 2015 versus 3.73% during the first quarter of 2014. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets.  For the first quarter of 2015 and 2014, the fully tax-equivalent net interest margin was 3.33% and 3.86%, respectively.  The net interest margin for the first quarter ending March 31, 2015 decreased primarily as a result of an increase in low yield federal funds sold and other interest earning assets and a decrease in the yield on loans receivable.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.  The Company did not record a provision for loan losses for both three month periods ended March 31, 2015 and March 31, 2014.  During both periods, decreases in the allowance required for loans collectively evaluated for impairment were driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.

Nonperforming assets at March 31, 2015 totaled $28.8 million, or 2.28%, of total assets, up $3.6 million, or 14.5%, from $25.2 million, or 2.07%, of total assets at December 31, 2014 and up $14.7 million, or 104.6%, from $14.1 million, or 1.44%, of total assets at March 31, 2014.  The increase of $14.7 million year over year was primarily driven by one loan relationship in the amount of $13.0 million that was transferred to non-accrual status during the second quarter of 2014.

Noninterest Income

Total noninterest income decreased by $353,000, or 18.3%, from the same period in 2014.  Gains on the sale of SBA loans totaled $578,000 for the first quarter of 2015 versus $1.2 million for the same period in 2014. The decrease of $576,000 in gains on the sale of SBA loans was driven by a decrease in the number of SBA loans originated and sold during the first quarter of 2015. Service charges, fees, and other operating income, compromised primarily of servicing fees on SBA loans and deposit and loan service charges, totaled $1.0 million for the first quarter of 2015, an increase of $226,000 over the first quarter of 2014.

Noninterest Expenses

Total non-interest expenses increased $703,000, or 7.2%, for the first quarter of 2015 compared to same period in 2014. A detailed explanation of noninterest expenses for certain categories for the three months ended March 31, 2015 and March 31, 2014 is presented in the following paragraphs.

Salaries and employee benefits which represent the largest component of noninterest expenses, increased by $182,000, or 3.6%, for the first quarter of 2015 compared to the first quarter of 2014 which was primarily driven by annual merit increases along with increased staffing levels related to our growth strategy of adding and relocating stores.

Occupancy expense increased by $127,000, or 12.2%, and depreciation and amortization increased by $225,000, or 45.2%, for the first quarter of 2015 versus the same period last year also as a result of the Company’s continuing growth and relocation strategy.

Other real estate expenses totaled $377,000 during the first quarter of 2015, an increase of $31,000, or 9.0%, compared to the first quarter of 2014.  This increase was a result of higher costs to carry foreclosed properties in the current period.

Other operating expenses totaled $1.3 million during the first quarter of 2015, an increase of $192,000, or 17.8%, from the same quarter in 2014.  This increase was mainly attributable to telephone expense, transaction fees, loan expense, and other expenses resulting from our growth strategy.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For the purposes of this calculation, net non-interest expenses equal non-interest expenses less non-interest income and non-recurring expenses.  For the three month period ended March 31, 2015, the ratio equaled 2.95% compared to 3.35% for the three month period ended March 31, 2014, respectively, reflecting higher average balances related to the Company’s growth strategy of adding and relocating stores.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. The efficiency ratio equaled 95.2% for the first three months of 2015, compared to 93.2% for the first months of 2014. The increase for the three months ended March 31, 2015 versus March 31, 2014 was due to a 7.2% increase in noninterest expenses compared to a 4.9% increase in total revenues.

Provision (Benefit) for Federal Income Taxes

We recorded a benefit for income taxes of $2,000 for the three months ended March 31, 2015, compared to a $41,000 benefit for the three months ended March 31, 2014.  The $2,000 benefit recorded during the first three months of 2015 was the net result of a tax provision in the amount of $106,000 calculated on the net profit generated during the period using the Company’s normal estimated tax rate, offset by an adjustment to the deferred tax asset valuation allowance in the amount of $108,000.  The effective tax rates for the three-month periods ended March 31, 2015 and 2014 were 20% and 28%, respectively, excluding an adjustment to the deferred tax asset valuation allowance.

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

In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of March 31, 2015 and December 31, 2014.

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

The net deferred tax asset balance before consideration of a valuation allowance was $19.3 million as of March 31, 2015 and $19.6 million as of December 31, 2014.  After assessment of all available tax planning strategies, the Company determined that a partial valuation allowance in the amount of $14.6 million as of March 31, 2015 and $14.7 million as of December 31, 2014 should be recorded.

The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.  When the determination is made to include projections of future taxable income as a factor in recovering the deferred tax asset, the valuation allowance will be reduced accordingly resulting in a corresponding increase in net income.

Net Income and Net Income per Common Share

       Net income for the first quarter of 2015 was $528,000, a decrease of $227,000, compared to $755,000 recorded for the first quarter of 2014. The decrease in net income in the first quarter of 2015 was due to an increase of $703,000 in noninterest expenses, a decrease of $39,000 in the benefit for federal income taxes, partially offset by an increase of $515,000 in total revenues.

       For the three month period ended March 31, 2015, basic and fully-diluted net income per common share was $0.01 compared to basic and fully-diluted net income per common share of $0.03 for the three month period ended March 31, 2014.

Return on Average Assets and Average Equity

       Return on average assets (ROA) measures our net income in relation to our total average assets. The ROA for the first quarter of 2015 and 2014 was 0.17% and 0.32%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE for the first quarter of 2015 was 1.89%, compared to 4.76% for the first quarter of 2014.

Commitments, Contingencies and Concentrations

Financial instruments, whose contract amounts represent potential credit risk, were commitments to extend credit of approximately $138.2 million and $138.4 million, and standby letters of credit of approximately $3.9 million and $3.8 million, at March 31, 2015 and December 31, 2014, respectively. These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $138.2 million of commitments to extend credit at March 31, 2015 were committed as variable rate credit facilities.

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

Regulatory Matters

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  Effective as of January 1, 2015, the new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements, which amount must be greater than 2.5% of total risk-weighted assets at January 1, 2019. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.  Management has reviewed the new standards and evaluated all options and strategies to ensure compliance with the new standards.  Both Republic and the Company met the “well capitalized” standards applicable to them as of March 31, 2015.

The following table presents the capital regulatory ratios for both Republic and the Company as of March 31, 2015, and December 31, 2014 (dollars in thousands):

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2015:

Total risk based capital
Republic	$131,924	13.33%	$79,145	8.00%	$98,932	10.00%
Company	145,126	14.61%	79,467	8.00%	-	-%
Tier one risk based capital
Republic	120,980	12.23%	59,359	6.00%	79,145	8.00%
Company	134,182	13.51%	59,600	6.00%	-	-%
CET 1 risk based capital
Republic	120,980	12.23%	44,519	4.50%	64,306	6.50%
Company	112,382	11.31%	44,700	4.50%	-	-%
Tier one leveraged capital
Republic	120,980	9.88%	48,968	4.00%	61,210	5.00%
Company	134,182	10.92%	49,152	4.00%	-	-%

At December 31, 2014:

Total risk based capital
Republic	$132,460	14.04%	$75,491	8.00%	$94,364	10.00%
Company	142,556	15.10%	75,543	8.00%	-	-%
Tier one risk based capital
Republic	120,924	12.81%	37,746	4.00%	56,618	6.00%
Company	131,020	13.88%	37,771	4.00%	-	-%
Tier one leveraged capital
Republic	120,924	10.37%	46,630	4.00%	58,288	5.00%
Company	131,020	11.23%	46,680	4.00%	-	-%

Dividend Policy

The Company has not paid any cash dividends on its common stock.  The Company has no plans to pay cash dividends in 2015.  The Company’s ability to pay dividends depends primarily on receipt of dividends from the Company’s subsidiary, Republic.  Dividend payments from Republic are subject to legal and regulatory limitations.  The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.

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

The Company’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $162.5 million at March 31, 2015, compared to $128.8 million at December 31, 2014.  Loan maturities and repayments are another source of asset liquidity. At March 31, 2015, Republic estimated that more than $45.0 million of loans would mature or repay in the six-month period ending September 30, 2015. Additionally, a significant portion of its investment securities are available to satisfy liquidity requirements if necessary.  At March 31, 2015, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $142.1 million. Certificates of deposit scheduled to mature in one year totaled $57.2 million at March 31, 2015. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the Federal Home Loan Bank System (“FHLB”). The Company has established a line of credit with the FHLB of Pittsburgh with total borrowing capacity in the amount of $408.5 million as of March 31, 2015.  As of March 31, 2015 and December 31, 2014, the Company had no outstanding term borrowings with the FHLB.  The Company had no short-term borrowings at both March 31, 2015 and December 31, 2014. As of March 31, 2015, FHLB had issued letters of credit, on Republic’s behalf, totaling $75.1 million against our available credit line. The Company has also established a contingency line of credit of $10.0 million with Atlantic Central Bankers Bank (“ACBB”) to assist in managing its liquidity position. The Company had no amounts outstanding against the ACBB line of credit at both March 31, 2015 and December 31, 2014.

Investment Securities Portfolio

At March 31, 2015, the Company identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consist primarily of U.S Government Agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), municipal securities, corporate bonds, asset-backed securities and pooled trust preferred securities (CDO).  Available-for-sale securities totaled $187.0 million and $185.4 million as of March 31, 2015 and December 31, 2014, respectively.  At March 31, 2015, the portfolio had a net unrealized gain of $762,000 and a net unrealized gain of $129,000 at December 31, 2014.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others.  Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 million but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit, which was approximately $19.9 million at March 31, 2015.  Individual customers may have several loans often secured by different collateral.

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

The following table shows information concerning loan delinquency and non-performing assets as of the dates indicated (dollars in thousands):

	March 31, 2015	December 31, 2014
Loans accruing, but past due 90 days or more	$5,013	$-
Non-accrual loans	19,956	21,440
Total non-performing loans(1)	24,969	21,440
Other real estate owned	3,827	3,715
Total non-performing assets(1)	$28,796	$25,155

Non-performing loans as a percentage of total loans, net of unearned income(1)	3.17%	2.74%
Non-performing assets as a percentage of total assets	2.28%	2.07%

(1)
Non-performing loans are comprised of (i) loans that are on non-accrual basis and (ii) accruing loans that are 90 days or more past due. Non-performing assets are composed of non-performing loans and other real estate owned.

Non-performing asset balances increased by $3.6 million to $28.8 million as of March 31, 2015 from $25.2 million at December 31, 2014.  Non-accrual loans decreased $1.4 million to $20.0 million at March 31, 2015, from $21.4 million at December 31, 2014. Loans accruing but past due 90 or more increased to $5.0 million at March 31, 2015, due to one loan relationship which is well secured and in the process of collection. Management has engaged in active discussions with the borrower and believes that an acceptable resolution will be achieved in the near term. In addition to non-accrual loans, impaired loans also include loans that are currently performing but potential credit concerns with the borrowers’ financial condition have caused management to have doubts as to the ability of such borrowers to continue to comply with present repayment terms. At March 31, 2015 and December 31, 2014, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

The following table presents the Company’s 30 to 89 days past due loans at March 31, 2015 and December 31, 2014.

(dollars in thousands)	March 31,	December 31,
	2015	2014
30 to 59 days past due	$11,855	$1,681
60 to 89 days past due	1,867	14,062
Total loans 30 to 89 days past due	$13,722	$15,743

Other Real Estate Owned

The balance of other real estate owned increased to $3.8 million at March 31, 2015 from $3.7 million at December 31, 2014, primarily due to the transfer of a foreclosed property from loans partially offset by dispositions and writedowns on foreclosed properties during the first three months of 2015.

The following table presents a reconciliation of other real estate owned for the three months ended March 31, 2015 and the year ended December 31, 2014:

(dollars in thousands)	March 31, 2015	December 31, 2014
Beginning Balance, January 1st	$3,715	$4,059
Additions	579	1,000
Valuation adjustments	(148)	(1,147)
Dispositions	(319)	(197)
Ending Balance	$3,827	$3,715

At March 31, 2015, the Company had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

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

An analysis of the allowance for loan losses for the three months ended March 31, 2015 and 2014, and the twelve months ended December 31, 2014 is as follows:

(dollars in thousands)	For the three months ended March 31, 2015	For the twelve months ended December 31, 2014	For the three months ended March 31, 2014

Balance at beginning of period	$11,536	$12,263	$12,263
Charge-offs:
Commercial real estate	231	364	-
Construction and land development	222	303	20
Commercial and industrial	169	1,185	283
Owner occupied real estate	55	150	-
Consumer and other	-	10	10
Total charge-offs	677	2,012	313
Recoveries:
Commercial real estate	4	5	-
Construction and land development	5	214	-
Commercial and industrial	45	166	-
Owner occupied real estate	-	-	-
Consumer and other	31	-	-
Total recoveries	85	385	-
Net charge-offs	592	1,627	313
Provision for loan losses	-	900	-
Balance at end of period	$10,944	$11,536	$11,950

Average loans outstanding(1)	$783,379	$724,231	$686,869
As a percent of average loans:(1)
Net charge-offs (annualized)	0.31%	0.22%	0.18%
Provision for loan losses (annualized)	-%	%	%
Allowance for loan losses	1.40%	%	%
Allowance for loan losses to:
Total loans, net of unearned income	1.39%	1.48%	1.71%
Total non-performing loans	43.83%	53.81%	115.17%

(1) Includes non-accruing loans.

The Company did not record a provision for loan losses during the three month periods ended March 31, 2015 and March 31, 2014.  During the first quarter of 2015 and 2014, there were decreases in the allowance required for loans collectively evaluated for impairment.  The decreases associated with loans collectively evaluated for impairment was driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 43.83% at March 31, 2015, compared to 53.81% at December 31, 2014 and 115.17% at March 31, 2014. Total non-performing loans were $25.0 million, $21.4 million and $10.4 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.  The decrease in the coverage ratio at March 31, 2015 compared to December 31, 2014 and March 31, 2014 was a result of an increase in non-performing assets.

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

Serious delinquency is often the first indicator of a potential charge-off. Reductions in appraised collateral values and deteriorating financial condition of borrowers and guarantors are factors considered when evaluating potential charge-offs. The likelihood of possible recoveries or improvements in a borrower’s financial condition are also assessed when considering a charge-off.  The Company recorded net charge-offs of $592,000 during the three month period ended March 31, 2015, compared to $313,000 during the three month period ended March 31, 2014.

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $16.9 million at March 31, 2015 compared to $17.8 million at December 31, 2014.

The following table provides additional analysis of partially charged-off loans.

(dollars in thousands)	March 31, 2015	December 31, 2014
Total nonperforming loans	$24,969	$21,440
Nonperforming and impaired loans with partial charge-offs	16,869	17,787

Ratio of nonperforming loans with partial charge-offs to total loans	2.14%	2.27%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	67.56%	82.96%
Coverage ratio net of nonperforming loans with partial charge-offs	64.88%	64.86%

The Company’s charge-off policy is reviewed on an annual basis and updated as necessary.  During the three month period ended March 31, 2015, there were no changes made to this policy.

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

ASU 2014-09

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40).”  The purpose of this guidance is to clarify the principles for recognizing revenue.  The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification.  For public companies, early adoption of the update will be effective for interim and annual periods beginning after December 15, 2016.  For public companies that elect to defer the update, adoption will be effective for interim and annual periods beginning after December 15, 2017.   The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect a material impact.

ASU 2014-14

      In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure - a consensus of the FASB Emerging Issues Task Force.”  The amendments in this Update address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that meet certain conditions to "other receivables" upon foreclosure, rather than reclassifying them to other real estate owned (OREO). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor. The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For all other entities, the amendments are effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. The Company adopted ASU 2014-14 effective January 1, 2015.  The adoption of ASU 2014-14 did not have a material effect on the Company’s consolidated financial statements.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 13, 2015.

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2015 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended March 31, 2015.

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K and Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Exhibit Number	Description	Location

3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 8-K filed May 13, 2010

3.2	Amended and Restated By-Laws of Republic First Bancorp, Inc.	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

10.1	First Amendment to Employee Agreement, dated March 18, 2015, by and among Harry D. Madonna, Republic First Bancorp, Inc. and Republic First Bank	Incorporated by reference to Form 8-K filed March 20, 2015

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed herewith

32.1	Section 1350 Certification of Harry D. Madonna	Furnished herewith

32.2	Section 1350 Certification of Frank A. Cavallaro	Furnished herewith

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and  2014, (iii)  Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: May 08, 2015	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer (principal executive officer)

Date: May 08, 2015	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)