Form 10-Q
period 2015-06-30
REPUBLIC FIRST BANCORP INC
filed 2015-08-06
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015.

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

YES [ ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	37,816,003
Title of Class	Number of Shares Outstanding as of August 5, 2015

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2015 and December 31, 2014
(Dollars in thousands, except per share data)
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$16,377	$14,822
Interest bearing deposits with banks	64,793	114,004
Cash and cash equivalents	81,170	128,826

Investment securities available for sale, at fair value	176,142	185,379
Investment securities held to maturity, at amortized cost (fair value of $119,269 and $68,253, respectively)	119,338	67,866
Restricted stock, at cost	1,179	1,157
Loans held for sale	3,464	1,676
Loans receivable (net of allowance for loan losses of $8,398 and $11,536, respectively)	814,477	770,404
Premises and equipment, net	40,961	35,030
Other real estate owned, net	13,162	3,715
Accrued interest receivable	3,559	3,226
Other assets	18,966	17,319
Total Assets	$1,272,418	$1,214,598

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$241,550	$224,245
Demand – interest bearing	327,342	283,768
Money market and savings	488,873	488,848
Time deposits	72,032	75,369
Total Deposits	1,129,797	1,072,230
Accrued interest payable	235	265
Other liabilities	6,471	6,816
Subordinated debt	22,476	22,476
Total Liabilities	1,158,979	1,101,787

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued	-	-
Common stock, par value $0.01 per share: 50,000,000 shares authorized; shares issued 38,344,348	383	383
Additional paid in capital	152,513	152,234
Accumulated deficit	(34,205)	(35,266)
Treasury stock at cost (503,408 shares)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares)	(183)	(183)
Accumulated other comprehensive loss	(1,344)	(632)
Total Shareholders’ Equity	113,439	112,811
Total Liabilities and Shareholders’ Equity	$1,272,418	$1,214,598

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2015 and 2014
(Dollars in thousands, except per share data)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on taxable loans	$9,142	$8,226	$18,093	$16,467
Interest and fees on tax-exempt loans	128	84	254	166
Interest and dividends on taxable investment securities	1,405	1,188	2,887	2,429
Interest and dividends on tax-exempt investment securities	138	83	263	162
Interest on federal funds sold and other interest-earning assets	86	50	163	62
Total interest income	10,899	9,631	21,660	19,286
Interest expense:
Demand- interest bearing	341	225	631	416
Money market and savings	501	467	1,054	883
Time deposits	170	178	345	351
Other borrowings	278	277	554	553
Total interest expense	1,290	1,147	2,584	2,203
Net interest income	9,609	8,484	19,076	17,083
Provision for loan losses	-	300	-	300
Net interest income after provision for loan losses	9,609	8,184	19,076	16,783
Non-interest income:
Loan advisory and servicing fees	325	466	924	903
Gain on sales of SBA loans	1,222	1,046	1,800	2,200
Service fees on deposit accounts	398	287	761	580
Gain on sale of investment securities	9	458	9	458
Other-than-temporary impairment	-	21	(13)	21
Portion recognized in other comprehensive income (before taxes)	-	(28)	10	(28)
Net impairment loss on investment securities	-	(7)	(3)	(7)
Other non-interest income	68	39	108	85
Total non-interest income	2,022	2,289	3,599	4,219
Non-interest expenses:
Salaries and employee benefits	5,715	4,828	10,937	9,868
Occupancy	1,219	1,027	2,384	2,065
Depreciation and amortization	732	571	1,455	1,069
Legal	340	444	579	699
Other real estate owned	371	340	748	686
Advertising	91	214	242	362
Data processing	373	354	725	654
Insurance	190	122	370	279
Professional fees	350	428	675	830
Regulatory assessments and costs	301	196	593	533
Taxes, other	204	234	425	449
Other operating expenses	1,217	1,199	2,488	2,278
Total non-interest expense	11,103	9,957	21,621	19,772
Income before benefit for income taxes	528	516	1,054	1,230
Benefit for income taxes	(5)	(21)	(7)	(62)
Net income	$533	$537	$1,061	$1,292
Net income per share:
Basic	$0.01	$0.02	$0.03	$0.04
Diluted	$0.01	$0.02	$0.03	$0.04

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2015 and 2014
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$533	$537	$1,061	$1,292

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities (pre-tax $(1,838), $1,610, $(1,208), and $3,666, respectively)	(1,178)	1,032	(774)	2,350
Reclassification adjustment for securities gains (pre-tax $(9), $(458),$(9), and $(458), respectively)	(6)	(293)	(6)	(293)
Reclassification adjustment for impairment charge (pre-tax $-, $7, $3, and $7, respectively)
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity:	-	4	2	4
Amortization of net unrealized holding losses to income during the period (pre-tax $45, $-, $103, and $- respectively)	29	-	66	-
		743
Total other comprehensive income (loss)	(1,155)		(712)	2,061

Total comprehensive income (loss)	$(622)	$1,280	$349	$3,353

 (See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$1,061	$1,292
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	-	300
Write down of other real estate owned	298	552
Depreciation and amortization	1,455	1,069
Stock based compensation	279	198
Gain on sale and call of investment securities	(9)	(458)
Impairment charges on investment securities	3	7
Amortization of premiums on investment securities	313	293
Proceeds from sales of SBA loans originated for sale	18,383	23,370
SBA loans originated for sale	(18,371)	(16,730)
Gains on sales of SBA loans originated for sale	(1,800)	(2,200)
Increase in accrued interest receivable and other assets	(1,581)	(1,295)
Decrease in accrued interest payable and other liabilities	(375)	(205)
Net cash (used in) provided by operating activities	(344)	6,193

Cash flows from investing activities
Purchase of investment securities available for sale	(9,678)	(31,364)
Purchase of investment securities held to maturity	(56,741)	-
Proceeds from the sale of securities available for sale	4,081	5,700
Proceeds from the maturity or call of securities available for sale	13,459	14,293
Proceeds from the maturity or call of securities held to maturity	5,226	-
Net purchase of restricted stock	(22)	(155)
Net increase in loans	(54,286)	(40,251)
Net proceeds from sale of other real estate owned	468	63
Premises and equipment expenditures	(7,386)	(7,362)
Net cash used in investing activities	(104,879)	(59,076)

Cash flows from financing activities
Net proceeds from stock offering	-	44,973
Net increase in demand, money market and savings deposits	60,904	53,177
Net (decrease) increase in time deposits	(3,337)	1,973
Net cash provided by financing activities	57,567	100,123

Net (decrease) increase in cash and cash equivalents	(47,656)	47,240
Cash and cash equivalents, beginning of year	128,826	35,880
Cash and cash equivalents, end of period	$81,170	$83,120

Supplemental disclosures:
Interest paid	$2,614	$2,148
Income taxes paid	$-	$70
Non-cash transfers from loans to other real estate owned	$10,213	$193

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2015 and 2014
(Dollars in thousands)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance January 1, 2015	$383	$152,234	$(35,266)	$(3,725)	$(183)	$(632)	$112,811

Net income			1,061				1,061
Other comprehensive loss, net of tax						(712)	(712)
Stock based compensation		279					279

Balance June 30, 2015	$383	$152,513	$(34,205)	$(3,725)	$(183)	$(1,344)	$113,439

Balance January 1, 2014	$265	$107,078	$(37,708)	$(3,099)	$(809)	$(2,828)	$62,899

Net income			1,292				1,292
Other comprehensive income, net of tax						2,061	2,061
Proceeds from shares issued under common stock offering (11,842,106 shares) net of offering costs (pre-tax $27)	118	44,855					44,973
Stock based compensation		198					198

Balance June 30, 2014	$383	$152,131	$(36,416)	$(3,099)	$(809)	$(767)	$111,423

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The Company has evaluated subsequent events through the date of issuance of the financial data included herein.

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

      Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“the 2005 Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company’s 2005 annual meeting of shareholders.  Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the 2005 Plan to 1.5 million shares, are available for such grants.  As of June 30, 2015, the only grants under the 2005 Plan have been option grants.  The 2005 Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of the grant.  Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminates pursuant to its term on November 14, 2015.

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

During the six months ended June 30, 2015, 15,000 options were granted under the 2005 Plan with a weighted average grant date fair value of $20,826. During the six months ended June 30, 2015, 490,200 options were granted under the 2014 Plan with a weighted average grant date fair value of $747,152.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2015 and 2014 are as follows:

	2015	2014
Dividend yield(1)	0.0%	0.0%
Expected volatility(2)	53.78% to 56.00%	55.79% to 57.99%
Risk-free interest rate(3)	1.49% to 2.00%	1.51% to 2.13%
Expected life(4)	5.5 to 7.0 years	5.5 to 7.0 years

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

During the six months ended June 30, 2015 and 2014, 323,062 options and 198,825 options vested, respectively.  Expense is recognized ratably over the period required to vest.  At June 30, 2015, the intrinsic value of the 1,991,105 options outstanding was $770,895, while the intrinsic value of the 772,454 exercisable (vested) options was $252,796. During the six months ended June 30, 2015, 8,494 options were forfeited with a weighted average grant date fair value of $6,870.

Information regarding stock based compensation for the six months ended June 30, 2015 and 2014 is set forth below:

	2015	2014
Stock based compensation expense recognized	$279,000	$198,000
Number of unvested stock options	1,218,651	1,055,013
Fair value of unvested stock options	$1,927,048	$1,545,988
Amount remaining to be recognized as expense	$1,194,289	$910,590

The remaining amount of $1,194,289 will be recognized as expense through May 2019.

Earnings per Share

Earnings per share (“EPS”) consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares of common stock underlying dilutive stock options granted pursuant to the Company’s 2005 Plan and 2014 Plan and convertible securities related to the trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income. For the three and six months ended June 30, 2015 and 2014, the effect of CSEs (shares of common stock underlying convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculation.

The calculation of EPS for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (basic and diluted)	$533	$537	$1,061	$1,292

Weighted average shares outstanding	37,816	35,157	37,816	30,590
Net income per share – basic	$0.01	$0.02	$0.03	$0.04
Weighted average shares outstanding (including dilutive CSEs)	38,049	35,609	38,048	30,932
Net income per share – diluted	$0.01	$0.02	$0.03	$0.04

Recent Accounting Pronouncements

ASU 2014-04

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure – a consensus of the FASB Emerging Issues Task Force.”  The guidance clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.  For public business entities, the ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the ASU is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015.  The adoption of ASU 2014-04 did not have a material effect on the Company’s consolidated financial statements.

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

Note 5:  Investment Securities

       A summary of the amortized cost and market value of securities available for sale and securities held to maturity at June 30, 2015 and December 31, 2014 is as follows:

	At June 30, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized mortgage obligations	$92,324	$768	$(918)	$92,174
Mortgage-backed securities	11,476	457	(74)	11,859
Municipal securities	20,345	249	(237)	20,357
Corporate bonds	31,336	359	(333)	31,362
Asset-backed securities	18,005	259	-	18,264
Trust preferred securities	3,626	-	(1,620)	2,006
Other securities	115	5	-	120
Total securities available for sale	$177,227	$2,097	$(3,182)	$176,142

U.S. Government agencies	$7,299	$-	$(46)	$7,253
Collateralized mortgage obligations	103,851	445	(444)	103,852
Mortgage-backed securities	8,168	1	(25)	8,144
Other securities	20	-	-	20
Total securities held to maturity	$119,338	$446	$(515)	$119,269

	At December 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized mortgage obligations	$98,626	$692	$(96)	$99,222
Mortgage-backed securities	13,271	564	(33)	13,802
Municipal securities	15,784	363	(40)	16,107
Corporate bonds	33,840	621	(34)	34,427
Asset-backed securities	18,353	152	-	18,505
Trust preferred securities	5,261	-	(2,068)	3,193
Other securities	115	8	-	123
Total securities available for sale	$185,250	$2,400	$(2,271)	$185,379

U.S. Government agencies	$1	$-	$-	$1
Collateralized mortgage obligations	67,845	531	(144)	68,232
Other securities	20	-	-	20
Total securities held to maturity	$67,866	$531	$(144)	$68,253

The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at June 30, 2015 is as follows:

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$21,008	$21,325	$-	$-
After 1 year to 5 years	60,626	60,142	67,529	67,460
After 5 years to 10 years	81,196	80,585	51,809	51,809
After 10 years	14,397	14,090	-	-
Total	$177,227	$176,142	$119,338	$119,269

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

The Company’s investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities.  There were no private label mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) held in the investment securities portfolio as of June 30, 2015 and December 31, 2014.  There were also no MBS or CMO securities that were rated “Alt-A” or “sub-prime” as of those dates.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the available for sale portfolio are included in shareholders’ equity as a component of accumulated other comprehensive income or loss, net of tax.  Securities classified as held to maturity are carried at amortized cost.  An unrealized loss exists when the current fair value of an individual security is less than the amortized cost basis.  The Company regularly evaluates investment securities that are in an unrealized loss position in order to determine if the decline in fair value is other than temporary.  Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, the current interest rate environment and the rating of each security.

For those securities in an unrealized loss position an assessment is made to determine whether other-than-temporary impairment (OTTI) exists.  An OTTI loss must be recognized for a debt security in an unrealized loss position if the Company intends to sell the security or it is more likely than not that it will be required to sell the security prior to recovery of the amortized cost basis.  The amount of OTTI loss recognized is equal to the difference between the fair value and the amortized cost basis of the security.  Accounting standards require the evaluation of the expected cash flows to be received to determine if a credit loss has occurred.  In the event of a credit loss, that amount must be recognized against income in the current period.  The portion of the unrealized loss related to other factors, such as liquidity conditions in the market or the current interest rate environment, is recorded in accumulated other comprehensive income (loss).

Impairment charges (credit losses) on trust preferred securities for the six month period ended June 30, 2015 amounted to $3,000. There were no impairment charges on trust preferred securities during the three month period ended June 30, 2015. The impairment charges on trust preferred securities for the three and six months ended June 30, 2014 amounted to $7,000.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at June 30, 2015 and 2014 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2015	2014

Beginning Balance, January 1st	$3,966	$3,959
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	3	7
Reductions for securities paid off during the period	-	-
Reductions for securities sold during the period	(2,569)
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company
intends to sell the security	-	-
Ending Balance, June 30th	$1,400	$3,966

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position in the available for sale and held to maturity section:

	At June 30, 2015
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$39,623	$918	$-	$-	$39,623	$918
Mortgage-backed securities	6,113	43	1,022	31	7,135	74
Municipal securities	8,175	193	1,381	44	9,556	237
Corporate Bonds	9,545	333	-	-	9,545	333
Trust preferred securities	-	-	2,006	1,620	2,006	1,620
Total Available for Sale	$63,456	$1,487	$4,409	$1,695	$67,865	$3,182

	At June 30, 2015
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$4,236	$46	$-	$-	$4,236	$46
Collateralized mortgage obligations	28,989	444	-	-	28,989	444
Mortgage-backed securities	2,897	25	-	-	2,897	25
Total Held to Maturity	$36,122	$515	$-	$-	$36,122	$515

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Lossess
Collateralized mortgage obligations	$17,331	$96	$-	$-	$17,331	$96
Mortgage-backed securities	3,997	2	1,069	31	5,066	33
Municipal Securities	1,298	10	1,395	30	2,693	40
Corporate Bonds	4,880	34	-	-	4,880	34
Trust preferred securities	-	-	3,193	2,068	3,193	2,068
Total Available for Sale	$27,506	$142	$5,657	$2,129	$33,163	$2,271

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$19,766	$92	$9,232	$52	$28,998	$144
Total Held to Maturity	$19,766	$92	$9,232	$52	$28,998	$144

       Unrealized losses on securities in the investment portfolio amounted to $3.7 million with a total fair value of $104.0 million as of June 30, 2015 compared to unrealized losses of $2.4 million with a total fair value of $62.2 million as of December 31, 2014.  The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

       The Company held fifteen collateralized mortgage obligations and five mortgage-backed securities that were in an unrealized loss position at June 30, 2015. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of June 30, 2015.

       All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At June 30, 2015, the investment portfolio included fourteen municipal securities that were in an unrealized loss position. Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of any credit deterioration.

       The unrealized losses on the trust preferred securities are primarily the result of the secondary market for such securities becoming inactive and are also considered temporary at this time.  The following table provides additional detail on the trust preferred securities held in the portfolio as of June 30, 2015.

(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2015 and beyond	Cumulative OTTI Life to Date
TPREF Funding II	Class B Notes	$732	$401	$(331)	C	20	36	0.39%	$267
TPREF Funding III	Class B2 Notes	1,518	799	(719)	C	15	36	0.33	483
Trapeza CDO I, LLC	Class C1 Notes	556	342	(214)	C	7	50	0.35	470
ALESCO Preferred Funding V	Class C1 Notes	820	464	(356)	C	40	15	0.35	180
Total		$3,626	$2,006	$(1,620)		82	32%		$1,400

The Company sold one trust preferred security and one corporate bond and realized gross gains on the sale of securities of $155,000 during the three and six months ended June 30, 2015.  The Company sold two other trust preferred securities and realized gross losses on the sale of securities of $146,000 during the three and six months ended June 30, 2015.  The related sale proceeds amounted to $4.1 million.  The tax provision applicable to these net gains in 2015 amounted to approximately $3,000. The Company realized gross gains on the sale of securities of $458,000 during the three and six months ended June 30, 2014.  The related sale proceeds amounted to $5.7 million.  The tax provision applicable to these gross gains in 2014 amounted to approximately $165,000.

       In July 2014, thirteen CMOs with a fair value of $70.1 million that were previously classified as available-for-sale were transferred to the held-to-maturity category.  These securities were transferred at fair value.  Unrealized losses of $1.2 million associated with the transferred securities will remain in other comprehensive income and be amortized as an adjustment to yield over the remaining life of those securities.  At June 30, 2015, there is a remaining $1.0 million unrealized loss to be amortized.

Note 6:  Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major categories as of June 30, 2015, and December 31, 2014:

(dollars in thousands)	June 30, 2015	December 31, 2014

Commercial real estate	$371,051	$379,259
Construction and land development	34,947	29,861
Commercial and industrial	166,912	145,113
Owner occupied real estate	202,467	188,025
Consumer and other	47,475	39,713
Residential mortgage	401	408
Total loans receivable	823,253	782,379
Deferred costs (fees)	(378)	(439)
Allowance for loan losses	(8,398)	(11,536)
Net loans receivable	$814,477	$770,404

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans.

       The following table summarizes information with regard to impaired loans by loan portfolio class as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$14,214	$14,262	$-	$11,964	$11,969	$-
Construction and land development	320	417	-	61	158	-
Commercial and industrial	4,062	5,322	-	3,764	7,275	-
Owner occupied real estate	1,084	1,288	-	524	528	-
Consumer and other	818	1,091	-	429	708	-
Total	$20,498	$22,380	$-	$16,742	$20,638	$-

With an allowance recorded:
Commercial real estate	$766	$837	$194	$13,118	$13,245	$3,858
Construction and land development	94	3,740	60	316	3,741	217
Commercial and industrial	2,372	5,039	1,149	1,457	2,057	211
Owner occupied real estate	3,907	3,909	994	4,011	4,162	844
Consumer and other	-	-	-	-	-	-
Total	$7,139	$13,525	$2,397	$18,902	$23,205	$5,130

Total:
Commercial real estate	$14,980	$15,099	$194	$25,082	$25,214	$3,858
Construction and land development	414	4,157	60	377	3,899	217
Commercial and industrial	6,434	10,361	1,149	5,221	9,332	211
Owner occupied real estate	4,991	5,197	994	4,535	4,690	844
Consumer and other	818	1,091	-	429	708	-
Total	$27,637	$35,905	$2,397	$35,644	$43,843	$5,130

      The following table presents additional information regarding the Company’s impaired loans for the three months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,
	2015		2014
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$13,432	$(21)	$6,696	$106
Construction and land development	248	1	661	-
Commercial and industrial	3,992	27	2,859	-
Owner occupied real estate	957	3	802	(3)
Consumer and other	713	3	480	-
Total	$19,342	$13	$11,498	$103

With an allowance recorded:
Commercial real estate	$4,864	$3	$13,325	$(130)
Construction and land development	116	-	659	-
Commercial and industrial	2,084	-	3,914	(1)
Owner occupied real estate	4,009	30	3,315	35
Consumer and other	-	-	35	-
Total	$11,073	$33	$21,248	$(96)

Total:
Commercial real estate	$18,296	$(18)	$20,021	$(24)
Construction and land development	364	1	1,320	-
Commercial and industrial	6,076	27	6,773	(1)
Owner occupied real estate	4,966	33	4,117	32
Consumer and other	713	3	515	-
Total	$30,415	$46	$32,746	$7

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $218,000 and $399,000 for the three months ended June 30, 2015 and 2014, respectively.

The following table presents additional information regarding the Company’s impaired loans for the six months ended June 30, 2015 and June 30, 2014:

	Six Months Ended June 30,
	2015		2014
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$12,648	$141	$6,734	$212
Construction and land development	178	1	730	-
Commercial and industrial	3,923	48	2,699	1
Owner occupied real estate	829	4	740	2
Consumer and other	607	4	514	1
Total	$18,185	$198	$11,417	$216

With an allowance recorded:
Commercial real estate	$8,965	$3	$13,249	$8
Construction and land development	137	-	650	-
Commercial and industrial	1,796	-	4,111	-
Owner occupied real estate	4,109	63	3,113	70
Consumer and other	-	-	68	-
Total	$15,007	$66	$21,191	$78

Total:
Commercial real estate	$21,613	$144	$19,983	$220
Construction and land development	315	1	1,380	-
Commercial and industrial	5,719	48	6,810	1
Owner occupied real estate	4,938	67	3,853	72
Consumer and other	607	4	582	1
Total	$33,192	$264	$32,608	$294

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $463,000 and $542,000 for the six months ended June 30, 2015 and 2014, respectively.

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three and six months ended June 30, 2015 and 2014:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended June 30, 2015
Allowance for loan losses:

Beginning balance:	$6,263	$255	$1,924	$1,578	$230	$2	$692	$10,944
Charge-offs	(2,524)	-	(24)	-	-	-	-	(2,548)
Recoveries	-	-	1	-	1	-	-	2
Provisions (credits)	(1,032)	56	922	209	20	-	(175)	-
Ending balance	$2,707	$311	$2,823	$1,787	$251	$2	$517	$8,398

Three months ended June 30, 2014
Allowance for loan losses:

Beginning balance:	$6,274	$861	$2,640	$1,128	$197	$13	$837	$11,950
Charge-offs	(188)	-	-	-	-	-	-	(188)
Recoveries	-	-	1	-	-	-	-	1
Provisions (credits)	690	163	150	1	23	-	(727)	300
Ending balance	$6,776	$1,024	$2,791	$1,129	$220	$13	$110	$12,063

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Six months ended June 30, 2015
Allowance for loan losses:

Beginning balance:	$6,828	$917	$1,579	$1,638	$234	$2	$338	$11,536
Charge-offs	(2,623)	(222)	(325)	(55)	-	-	-	(3,225)
Recoveries	4	5	46	-	32	-	-	87
Provisions (credits)	(1,502)	(389)	1,523	204	(15)	-	179	-
Ending balance	$2,707	$311	$2,823	$1,787	$251	$2	$517	$8,398

Six months ended June 30, 2014
Allowance for loan losses:

Beginning Balance:	$6,454	$1,948	$2,309	$985	$225	$14	$328	$12,263
Charge-offs	(188)	(20)	(283)	-	(10)	-	-	(501)
Recoveries	-	-	1	-	-	-	-	1
Provisions (credits)	510	(904)	764	144	5	(1)	(218)	300
Ending balance	$6,776	$1,024	$2,791	$1,129	$220	$13	$110	$12,063

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of June 30, 2015 and December 31, 2014:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

June 30, 2015
Allowance for loan losses:

Individually evaluated for impairment	$194	$60	$1,149	$994	$-	$-	$-	$2,397
Collectively evaluated for impairment	2,513	251	1,674	793	251	2	517	6,001
Total allowance for loan losses	$2,707	$311	$2,823	$1,787	$251	$2	$517	$8,398

Loans receivable:

Loans evaluated individually	$14,980	$414	$6,434	$4,991	$818	$-	$-	$27,637
Loans evaluated collectively	356,071	34,533	160,478	197,476	46,657	401	-	795,616
Total loans receivable	$371,051	$34,947	$166,912	$202,467	$47,475	$401	$-	$823,253

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total
December 31, 2014
Allowance for loan losses:

Individually evaluated for impairment	$3,858	$217	$211	$844	$-	$-	$-	$5,130
Collectively evaluated for impairment	2,970	700	1,368	794	234	2	338	6,406
Total allowance for loan losses	$6,828	$917	$1,579	$1,638	$234	$2	$338	$11,536

Loans receivable:

Loans evaluated individually	$25,082	$377	$5,221	$4,535	$429	$-	$-	$35,644
Loans evaluated collectively	354,177	29,484	139,892	183,490	39,284	408	-	746,735
Total loans receivable	$379,259	$29,861	$145,113	$188,025	$39,713	$408	$-	$782,379

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2015 and December 31, 2014:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At June 30, 2015
Commercial real estate	$-	$7,238	$8,430	$15,668	$355,383	$371,051	$-
Construction and land development	-	-	670	670	34,277	34,947	256
Commercial and industrial	-	831	4,049	4,880	162,032	166,912	-
Owner occupied real estate	-	2,313	2,666	4,979	197,488	202,467	-
Consumer and other	-	131	418	549	46,926	47,475	-
Residential mortgage	-	-	-	-	401	401	-
Total	$-	$10,513	$16,233	$26,746	$796,507	$823,253	$256

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2014
Commercial real estate	$713	$11,034	$13,979	$25,726	$353,533	$379,259	$-
Construction and land development	-	-	377	377	29,484	29,861	-
Commercial and industrial	193	2,186	4,349	6,728	138,385	145,113	-
Owner occupied real estate	626	812	2,306	3,744	184,281	188,025	-
Consumer and other	149	30	429	608	39,105	39,713	-
Residential mortgage	-	-	-	-	408	408	-
Total	$1,681	$14,062	$21,440	$37,183	$745,196	$782,379	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2015 and December 31, 2014:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At June 30, 2015:
Commercial real estate	$347,990	$8,081	$14,980	$-	$371,051
Construction and land development	34,533	-	414	-	34,947
Commercial and industrial	160,245	233	5,005	1,429	166,912
Owner occupied real estate	197,001	475	4,991	-	202,467
Consumer and other	46,582	75	818	-	47,475
Residential mortgage	401	-	-	-	401
Total	$786,752	$8,864	$26,208	$1,429	$823,253

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2014:
Commercial real estate	$345,444	$8,199	$25,616	$-	$379,259
Construction and land development	29,484	-	377	-	29,861
Commercial and industrial	139,062	702	3,920	1,429	145,113
Owner occupied real estate	181,940	1,550	4,535	-	188,025
Consumer and other	38,951	75	687	-	39,713
Residential mortgage	408	-	-	-	408
Total	$735,289	$10,526	$35,135	$1,429	$782,379

The following table shows non-accrual loans by class as of June 30, 2015 and December 31, 2014:

(dollars in thousands)	June 30, 2015	December 31, 2014
Commercial real estate	$8,430	$13,979
Construction and land development	414	377
Commercial and industrial	4,049	4,349
Owner occupied real estate	2,666	2,306
Consumer and other	418	429
Residential mortgage	-	-
Total	$15,977	$21,440

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

The following table summarizes the balance of outstanding TDRs June 30, 2015 and December 31, 2014:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
June 30, 2015
Commercial real estate	1	$6,027	$-	$6,027
Construction and land development	-	-	-	-
Commercial and industrial	2	-	1,819	1,819
Owner occupied real estate	1	1,838	-	1,838
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	4	$7,865	$1,819	$9,684

December 31, 2014
Commercial real estate	1	$6,069	$-	$6,069
Construction and land development	-	-	-	-
Commercial and industrial	1	-	1,673	1,673
Owner occupied real estate	1	1,852	-	1,852
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	3	$7,921	$1,673	$9,594

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

The Company modified one commercial and industrial loan during the three and six months ended June 30, 2015. In accordance with the modified terms of the commercial and industrial loan, the Company modified the amortization timeframe and reduced the effective interest rate when compared to the interest rate of the original loan. The company also extended the maturity date of the loan. The loan is unsecured and the Company has elected to carry the loan as a non-accrual loan until a satisfactory performance history is established at which time the loan may be returned to performing status. The borrower has remained current since the modification. The pre-modification balance was $1.2 million and the post modification balance was $1.2 million. There were no loan modifications made during the three and six months ended June 30, 2014 that met the criteria of a TDR.

After a loan is determined to be a TDR, we continue to track its performance under the most recent restructured terms.  One loan classified as a TDR subsequently paid off during the three months ended March 31, 2014. There were no TDRs that subsequently defaulted during the three and six months ended June 30, 2015 and 2014. Partial writedowns were recorded during the year ended December 31, 2014 and the three months ended March 31, 2015, related to a TDR that subsequently defaulted in 2013.  A portion of the balance was transferred to other real estate owned during the three months ended March 31, 2015.

Note 7:  Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments, however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2015 and December 31, 2014 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

June 30, 2015

Collateralized mortgage obligations	$92,174	$-	$92,174	$-
Mortgage-backed securities	11,859	-	11,859	-
Municipal securities	20,357	-	20,357	-
Corporate bonds	31,362	-	28,678	2,684
Asset-backed securities	18,264	-	18,264	-
Trust Preferred Securities	2,006	-	-	2,006
Other securities	120	-	120	-
Securities Available for Sale	$176,142	$-	$171,452	$4,690

December 31, 2014

Collateralized mortgage obligations	$99,222	$-	$99,222	$-
Mortgage-backed securities	13,802	-	13,802	-
Municipal securities	16,107	-	16,107	-
Corporate bonds	34,427	-	31,422	3,005
Asset-backed securities	18,505	-	18,505	-
Trust Preferred Securities	3,193	-	-	3,193
Other securities	123	-	123	-
Securities Available for Sale	$185,379	$-	$179,181	$6,198

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, April 1st	$3,042	$3,006	$2,807	$3,006
Unrealized gains (losses)	578	(322)	177	-
Paydowns	-	-	-	-
Proceeds from sales	(1,538)
Realized losses	(76)
Impairment charges on Level 3	-	-	(7)	-
Balance, June 30th	$2,006	$2,684	$2,977	$3,006

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1st	$3,193	$3,005	$2,850	$3,006
Unrealized gains (losses)	449	(321)	134	-
Paydowns	(19)	-	-	-
Proceeds from sales	(1,538)
Realized losses	(76)
Impairment charges on Level 3	(3)	-	(7)	-
Balance, June 30th	$2,006	$2,684	$2,977	$3,006

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2015 and December 31, 2014 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
June 30, 2015:
Impaired loans	$5,896	$-	$-	$5,896
Other real estate owned	11,312	-	-	11,312
SBA servicing assets	4,319	-	-	4,319

December 31, 2014:
Impaired loans	$15,838	$-	$-	$15,838
Other real estate owned	2,135	-	-	2,135
SBA servicing assets	4,099	-	-	4,099

       The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

		Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range Weighted Average
June 30, 2015:
Impaired loans	$5,896	Fair Value of Collateral (1)	Appraised Value (2)	13% - 86% (32%) (4)

Other real estate owned	$11,312	Fair Value of Collateral (1)	Appraised Value (2) Sales Price	7% - 44% (11%)(4)
SBA Servicing Assets	$4,319	Fair Value	Individual Loan Valuation (3)	(3)

December 31, 2014:
Impaired loans	$15,838	Fair Value of Collateral (1)	Appraised Value (2)	0% - 89% (30%) (4)

Other real estate owned	$2,135	Fair Value of Collateral (1)	Appraised Value (2) Sales Price	7% - 39% (22%) (4)
SBA Servicing Assets	$4,099	Fair Value	Individual Loan Valuation (3)	(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	There is a lack of transactional data in this market place for the non-guaranteed portion of SBA loans.
(4)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

The following table presents an analysis of the activity in the SBA servicing assets for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Beginning balance	$4,267	$3,805	$4,099	$3,477
Additions	310	271	445	575
Fair value adjustments	(258)	(9)	(225)	15
Ending balance	$4,319	$4,067	$4,319	$4,067

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014.

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

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of June 30, 2015 and December 31, 2014. Financial information on the issuers was also obtained from Bloomberg, the FDIC, and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty than would otherwise exist.

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

Loans Held For Sale (Carried at Lower of Cost or Fair Value)

The fair values of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the six months ended June 30, 2015 and the year ended December 31, 2014.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At June 30, 2015 and December 31, 2014 these assets are carried at current fair value.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.  At June 30, 2015 and December 31, 2014, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	June 30, 2015	December 31, 2014

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$4,319	$4,099

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	0%	0%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%

Weighted Average Remaining Term	21.1 years	21.2 years

Prepayment Speed	7.86%	7.45%
Effect on fair value of a 10% increase	$(132)	$(116)
Effect on fair value of a 20% increase	(257)	(226)

Weighted Average Discount Rate	11.59%	12.48%
Effect on fair value of a 10% increase	$(211)	$(195)
Effect on fair value of a 20% increase	(408)	(378)

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

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2015 and December 31, 2014:

	Fair Value Measurements at June 30, 2015
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$81,170	$81,170	$81,170	$-	$-
Investment securities available for sale	176,142	176,142	-	171,452	4,690
Investment securities held to maturity	119,338	119,269	-	119,269	-
Restricted stock	1,179	1,179	-	1,179	-
Loans held for sale	3,464	3,768	-	-	3,768
Loans receivable, net	814,477	805,426	-	-	805,426
SBA servicing assets	4,319	4,319	-	-	4,319
Accrued interest receivable	3,559	3,559	-	3,559	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,057,765	$1,057,765	$-	$1,057,765	$-
Time	72,032	72,151	-	72,151	-
Subordinated debt	22,476	18,044	-	-	18,044
Accrued interest payable	235	235	-	235	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

	Fair Value Measurements at December 31, 2014
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$128,826	$128,826	$128,826	$-	$-
Investment securities available for sale	185,379	185,379	-	179,181	6,198
Investment securities held to maturity	67,866	68,253	-	68,253	-
Restricted stock	1,157	1,157	-	1,157	-
Loans held for sale	1,676	1,699	-	-	1,699
Loans receivable, net	770,404	760,163	-	-	760,163
SBA servicing assets	4,099	4,099	-	-	4,099
Accrued interest receivable	3,226	3,226	-	3,226	-

Financial liabilities:
Deposits
Demand, savings and money market	$996,861	$996,861	$-	$996,861	$-
Time	75,369	75,592	-	75,592	-
Subordinated debt	22,476	18,221	-	-	18,221
Accrued interest payable	265	265	-	265	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

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

Many of the requirements called for in the Dodd-Frank Act have been implemented over time, and most are subject to implementing regulations that have or will be become effective over time.  Given the complexity associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of the Company’s business activities, require changes to certain of the Company’s business practices, impose upon the Company more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect the Company’s business. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Financial Condition

Assets

Total assets increased by $57.8 million, or 4.8%, to $1.3 billion at June 30, 2015, compared to $1.2 billion at December 31, 2014, mainly due to increases in investment securities held to maturity and loan receivables partially offset by a decrease in cash and cash equivalents during the first six months of 2015.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount in these two categories decreased by $47.7 million to $81.2 million at June 30, 2015, compared to $128.8 million at December 31, 2014, primarily as a result of investment purchases and loan growth during the first six months for 2015.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which the Company usually originates with the intention of selling in the future.  Total SBA loans held for sale were $3.5 million at June 30, 2015 as compared to $1.7 million at December 31, 2014.  This increase was driven by the timing of settlement on the sale of three loans which closed shortly after June 30, 2015.  Loans held for sale, as a percentage of total Company assets, were less than 0.3% at June 30, 2015.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium size businesses and professionals that seek highly personalized banking services.  The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $19.9 million at June 30, 2015.  Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit.

Loans increased $40.9 million, or 5.2%, to $822.9 million at June 30, 2015, compared to $781.9 million at December 31, 2014.  This growth was the result of an increase in loan demand in the commercial and industrial and owner occupied real estate categories over the first six months of 2015 driven by the successful execution of the Company’s relationship banking strategy which focuses on customer service.

Investment Securities

Investment securities considered available-for-sale are investments which may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), municipal securities, corporate bonds, asset-backed securities (ABS), and pooled trust preferred securities (CDO). Available-for-sale securities totaled $176.1 million at June 30, 2015, compared to $185.4 million at December 31, 2014.  The decrease of $9.2 million was primarily due to the proceeds from sales, calls, and pay downs of securities totaling $17.5 million partially offset by the purchase of securities totaling $9.7 million during the first six months of 2015.  At June 30, 2015, the portfolio had a net unrealized loss of $1.1 million compared to a net unrealized gain of $129,000 at December 31, 2014.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (SBIC), CMOs, and MBSs. The market value of securities held-to-maturity totaled $119.3 million and $68.3 million at June 30, 2015 and December 31, 2014, respectively. The increase was primarily due to the purchase of securities totaling $56.7 million partially offset by the pay downs of securities totaling $5.2 million. At June 30, 2015, the portfolio had a net unrealized loss of $69,000 compared to a net unrealized gain of $387,000 at December 31, 2014.

The change in value of the available-for-sale and held-to-maturity investment portfolio was driven by an increase in market interest rates which drove a decrease in value of the bonds held in the Company’s portfolio during the first six months of 2015.

Restricted Stock

Restricted stock, which represents required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of June 30, 2015 and December 31, 2014.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”).

At both June 30, 2015 and December 31, 2014, the investment in FHLB of Pittsburgh capital stock totaled $1.0 million.  At both June 30, 2015 and December 31, 2014, ACBB capital stock totaled $143,000.  Both the FHLB and ACBB issued dividend payments during the first six months of 2015.

Other Real Estate Owned

The balance of other real estate owned increased to $13.2 million at June 30, 2015 from $3.7 million at December 31, 2014, primarily due to the transfer of two foreclosed properties from loans receivable partially offset by dispositions and writedowns on foreclosed properties during the first six months of 2015.  The balance of other real estate owned at March 31, 2015 was $3.8 million.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $57.6 million, or 5.4%, to $1.1 billion at June 30, 2015 from $1.1 billion at December 31, 2014.  The increase was primarily the result of increases in interest-bearing and noninterest-bearing demand deposit balances.  Republic has continued to focus on its efforts to gather low-cost, core deposits by successfully executing its relationship banking model which is based upon high levels of customer service and convenience. The Company is also in the midst of an aggressive growth and expansion plan which it refers to as “The Power of Red is Back”.  This plan includes the addition of several new stores throughout its footprint of Southeastern Pennsylvania and Southern New Jersey.  This strategy has also allowed Republic to eliminate the need to rely on the more volatile sources of funding in brokered and public fund certificates of deposit.

Shareholders’ Equity

Total shareholders’ equity increased $628,000 to $113.4 million at June 30, 2015, compared to $112.8 million at December 31, 2014 primarily due to the net income recognized during the first six months of 2015 partially offset by an increase in accumulated other comprehensive losses driven by a decrease in the market value of the investment securities portfolio. The shift in market value of the securities portfolio resulted in accumulated other comprehensive losses of $1.3 million at June 30, 2015 compared to accumulated other comprehensive losses of $632,000 at December 31, 2014 which was primarily caused by an increase in market interest rates which resulted in a decrease in value of the securities held in the Company’s investment portfolio.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The Company reported net income of $533,000, or $0.01 per share, for the three months ended June 30, 2015, compared to net income of $537,000, or $0.02 per share, for the three months ended June 30, 2014.

Net interest income for the three month period ended June 30, 2015 was $9.6 million compared to $8.5 million for the three months ended June 30, 2014.  Interest income increased $1.3 million, or 13.2%, to $10.9 million for the three months ended June 30, 2015 compared to $9.6 million for the three months ended June 30, 2014. This increase was primarily due to a $105.5 million increase in average loan balances and a $57.7 million increase in average investment securities balances partially offset by a 13 basis point decrease in loan yields.  Interest expense increased $143,000, or 12.5%, to $1.3 million for the three months ended June 30, 2015 compared to $1.1 million for the three months ended June 30, 2014. This increase was primarily due to a $211.8 million increase in average deposits outstanding.

The Company did not require a loan loss provision for the three months ended June 30, 2015 compared to a provision of $300,000 during the three months ended June 30, 2014.  The lower provision recorded for the three months ended June 30, 2015 was driven by a decrease in the required allowance for loans individually evaluated for impairment.

Non-interest income decreased by $267,000 to $2.0 million during the three months ended June 30, 2015 compared to $2.3 million during the three months ended June 30, 2014.  The decrease during the three months ended June 30, 2015 was primarily due to a decrease of $449,000 in gains on the sale of investment securities and a decrease of $141,000 in loan advisory and servicing fees which were partially offset by an increase of $176,000 in gains on the sale of SBA loans and an increase of $111,000 in service fees on deposit accounts.

Non-interest expenses increased $1.1 million to $11.1 million during the three months ended June 30, 2015 compared to $10.0 million during the three months ended June 30, 2014. This increase was primarily driven by higher salaries, employee benefits, occupancy and equipment expenses associated with the addition of new stores related to the Company’s expansion strategy over the last twelve months.

Return on average assets and average equity was 0.17% and 1.88%, respectively, during the three months ended June 30, 2015 compared to 0.21% and 2.14%, respectively, for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The Company reported net income of $1.1 million, or $0.03 per share, for the six months ended June 30, 2015 compared to net income of $1.3 million, or $0.04 per share, for the six months ended June 30, 2014. The decrease in net income was primarily driven by an increase in non-interest expenses and a decrease in non-interest income which was partially offset by an increase net interest income.

Net interest income for the six months ended June 30, 2015 increased $2.0 million to $19.1 million as compared to $17.1 million for the six months ended June 30, 2014.  Interest income increased $2.4 million, or 12.3%, due to increases in average loan balances and average investment securities balances. Interest expense increased $381,000, or 17.3%, primarily due to an increase in average deposits outstanding.

The Company did not require a loan loss provision for the six months ended June 30, 2015 compared to a provision of $300,000 during the six months ended June 30, 2014 The lower provision recorded for the six months ended June 30, 2015 was driven by a decrease in the allowance for loans collectively evaluated for impairment due to a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.

Non-interest income decreased $620,000 to $3.6 million during the six months ended June 30, 2015 as compared to $4.2 million during the six months ended June 30, 2014. The decrease is primarily due to decreases in gains on the sale of investment securities and gains recognized on the sale of SBA loans.

Non-interest expenses increased $1.8 million to $21.6 million during the six months ended June 30, 2015 as compared to $19.8 million during the six months ended June 30, 2014. This increase was primarily driven by higher salaries, employee benefits, occupancy and equipment expenses associated with the addition of new stores related to the Company’s expansion strategy.

Return on average assets and average equity from continuing operations were 0.17% and 1.89%, respectively, during the six months ended June 30, 2015 compared to 0.26% and 3.16%, respectively, for the six months ended June 30, 2014.

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

Average Balances and Net Interest Income

	For the three months ended June 30, 2015			For the three months ended June 30, 2014
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$125,839	$86	0.27%	$82,915	$50	0.24%
Investment securities and restricted stock	265,268	1,617	2.44%	207,545	1,315	2.53%
Loans receivable	812,155	9,339	4.61%	706,632	8,356	4.74%
Total interest-earning assets	1,203,262	11,042	3.68%	997,092	9,721	3.91%
Other assets	67,724			48,652
Total assets	$1,270,986			$1,045,744

Interest-earning liabilities:
Demand – non-interest bearing	$229,468			$177,363
Demand – interest bearing	333,075	341	0.41%	232,682	225	0.39%
Money market & savings	491,644	501	0.41%	427,589	467	0.44%
Time deposits	73,497	170	0.93%	78,259	178	0.91%
Total deposits	1,127,684	1,012	0.36%	915,893	870	0.38%
Total interest-bearing deposits	898,216	1,012	0.45%	738,530	870	0.47%
Other borrowings	22,476	278	4.96%	22,476	277	4.94%
Total interest-bearing liabilities	920,692	1,290	0.56%	761,006	1,147	0.60%
Total deposits and other borrowings	1,150,160	1,290	0.45%	938,369	1,147	0.49%
Non interest-bearing other liabilities	7,123			6,741
Shareholders’ equity	113,703			100,634
Total liabilities and shareholders’ equity	$1,270,986			$1,045,744
Net interest income (2)		$9,752			$8,574
Net interest spread			3.12%			3.31%
Net interest margin (2)			3.25%			3.45%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $143 and $90 for the three months ended June 30, 2015 and 2014, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Average Balances and Net Interest Income

	For the six months ended June 30, 2015			For the six months ended June 30, 2014
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$128,116	$163	0.26%	$50,552	$62	0.25%
Investment securities and restricted stock	260,034	3,291	2.53%	207,793	2,678	2.58%
Loans receivable	797,846	18,484	4.67%	696,805	16,723	4.84%
Total interest-earning assets	1,185,996	21,938	3.73%	955,150	19,463	4.11%
Other assets	64,865			45,818
Total assets	$1,250,861			$1,000,968

Interest-earning liabilities:
Demand – non-interest bearing	$228,096			$173,552
Demand – interest bearing	314,455	631	0.40%	223,383	416	0.38%
Money market & savings	490,717	1,054	0.43%	414,308	883	0.43%
Time deposits	74,486	345	0.93%	77,865	351	0.91%
Total deposits	1,107,754	2,030	0.37%	889,108	1,650	0.37%
Total interest-bearing deposits	879,658	2,030	0.47%	715,556	1,650	0.47%
Other borrowings	22,496	554	4.97%	22,476	553	4.96%
Total interest-bearing liabilities	902,154	2,584	0.58%	738,032	2,203	0.60%
Total deposits and other borrowings	1,130,250	2,584	0.46%	911,584	2,203	0.49%
Non interest-bearing other liabilities	7,184			6,838
Shareholders’ equity	113,427			82,546
Total liabilities and shareholders’ equity	$1,250,861			$1,000,968
Net interest income (2)		$19,354			$17,260
Net interest spread			3.15%			3.51%
Net interest margin (2)			3.29%			3.64%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $278 and $177 for the six months ended June 30, 2015 and 2014, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

	For the three months ended June 30, 2015 vs. 2014			For the six months ended June 30, 2015 vs. 2014
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$33	$3	$36	$99	$2	$101
Securities	354	(52)	302	661	(48)	613
Loans	1,204	(221)	983	2,317	(556)	1,761
Total interest-earning assets	1,591	(270)	1,321	3,077	(602)	2,475

Interest expense:
Deposits
Interest-bearing demand deposits	103	13	116	183	32	215
Money market and savings	62	(28)	34	162	9	171
Time deposits	(10)	2	(8)	(15)	9	(6)
Total deposit interest expense	155	(13)	142	330	50	380
Other borrowings	-	1	1	-	1	1
Total interest expense	155	(12)	143	330	51	381
Net interest income	$1,436	$(258)	$1,178	$2,747	$(653)	$2,094

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, for the second quarter of 2015 increased $1.2 million, or 13.7%, over the same period in 2014.  Interest income, on a fully tax equivalent basis, on interest-earning assets totaled $11.0 million and $9.7 million for the second quarters of 2015 and 2014, respectively. The increase in interest income was the result of a $105.5 million increase in average loans receivable and a $57.7 million increase in average investment securities partially offset by a 13 basis point decrease in loan yields for the three months ended June 30, 2015 as compared to June 30, 2014. Total interest expense for the second quarter of 2015 increased by $143,000, or 12.5%, to $1.3 million from $1.1 million over the same period in 2014. Interest expense on deposits for the second quarter of 2015 increased by $142,000, or 16.3%, over the same period in 2014.

Net interest income, on a fully tax-equivalent basis, for the first six months of 2015 increased $2.1 million, or 12.1%, over the same period in 2014.  Interest income, on a fully tax equivalent basis, on interest-earning assets totaled $21.9 million and $19.5 million for the first six months of 2015 and 2014, respectively. The increase in interest income was the result of a $101.0 million increase in average loans receivable and a $52.2 million increase in average investment securities partially offset by a 17 basis point decrease in loan yields for the first six months ended June 30, 2015 as compared to June 30, 2014. Total interest expense for the first six months of 2015 increased by $381,000, or 17.3%, to $2.6 million from $2.2 million over the same period in 2014. Interest expense on deposits for the first six months of 2015 increased by $380,000, or 23.0%, over the same period in 2014.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.12% during the second quarter of 2015 compared to 3.31% during the same period in 2014 and was 3.15% during the first six months of 2015 compared to 3.51% during the same period in 2014. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin decreased from 3.45% for the second quarter of 2014 to 3.25% for the second quarter of 2015.  For the first six months of 2015 and 2014, the fully tax-equivalent net interest margin was 3.29% and 3.64%, respectively.  The net interest margin for the both the 3 and 6 month periods ending June 30, 2015 decreased primarily as a result of an increase in the average balance related to federal funds sold and other interest earning assets and a decrease in the yield on loans receivable.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.  The Company did not record a provision for loan losses for the three and six month periods ended June 30, 2015 compared to a $300,000 provision for the three and six month periods ended June 30, 2014.  Lower provisions required for loans individually evaluated for impairment drove a reduction in the provision for loan losses during the three month period ended June 30, 2015.  During the six month period ended June 30, 2015, a decrease in the allowance required for loans collectively evaluated for impairment was driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.

Nonperforming assets at June 30, 2015 totaled $29.4 million, or 2.31%, of total assets, up $4.2 million, or 16.9%, from $25.2 million, or 2.07%, of total assets at December 31, 2014 and down $1.2 million, or 3.8%, from $30.6 million, or 2.87%, of total assets at June 30, 2014.

Non-Interest Income

Total non-interest income decreased $267,000, or 11.7%, to $2.0 million for the three months ended June 30, 2015, compared to $2.3 million for the three months ended June 30, 2014.  The Company recognized gains of $9,000 on sales of investment securities during the three months ended June 30, 2015 compared to gains of $458,000 on sales of investment securities in the same period of 2014.  Gains on the sale of SBA loans were $1.2 million during the three months ended June 30, 2015 compared to $1.0 million in the same period of 2014.  The increase of $176,000 in gains on the sale of SBA loans was driven by an increase in the number of SBA loans originated and sold during the second quarter of 2015.  Service charges, fees and other operating income, comprised primarily of servicing fees on SBA loans and deposit and loan service charges, totaled $791,000 for the second quarter of 2015.

Total non-interest income decreased $620,000, or 14.7%, to $3.6 million for the six months ended June 30, 2015, compared to $4.2 million for the six months ended June 30, 2014. Gains on the sale of SBA loans were $1.8 million during the first six months of 2015 compared to $2.2 million in the same period of 2014. Service charges, fees and other operating income totaled $1.8 million, increasing $225,000, from the first six months of 2014. The Company recognized gains of $9,000 on sales of investment securities during the first six months of 2015 compared to gains of $458,000 on sales of investment securities in the first six months of 2014. There was an OTTI loss of $3,000 during the first six months of 2015 compared to $7,000 in the first six months of 2014.

Non-Interest Expenses

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Noninterest expenses increased by $1.1 million, or 11.5%, for the second quarter of 2015 compared to the same period in 2014. A detailed comparison of noninterest expenses for certain categories for the three months ended June 30, 2015 and June 30, 2014 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $887,000, or 18.4%, for the second quarter of 2015 compared to the second quarter of 2014 driven primarily by annual merit increases along with increased staffing levels related to the Company’s growth strategy of adding and relocating stores.

       Occupancy expenses increased by $192,000, or 18.7%, and depreciation and amortization expense increased by $161,000, or 28.2%, for the second quarter of 2015 compared to the second quarter of 2014 also as a result of the Company’s continuing growth and relocation strategy.

       Other real estate owned expenses totaled $371,000 during the second quarter of 2015, an increase of $31,000, or 9.1%, from the same quarter in 2014. This increase was a result of higher costs to carry foreclosed properties in the current period.

       Other operating expenses totaled $1.2 million during the second quarter of 2015, an increase of $18,000, or 1.5%, from the same quarter in 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

For the first six months of 2015, noninterest expenses increased by $1.8 million or 9.4%, compared to the first six months of 2014. A detail of noninterest expenses for certain categories is presented in the following paragraphs.

       Salary expenses and employee benefits for the first six months of 2015 were $10.9 million, an increase of $1.1 million, or 10.8%, compared to the first six months of 2014 primarily driven by annual merit increases along with increased staffing levels related to the Company’s growth strategy of adding and relocating stores.

       Occupancy expenses increased by $319,000, or 15.4%, and depreciation and amortization expense increased by $386,000, or 36.1%, for the first six months of 2015 compared to the first six months of 2014 also as a result of the Company’s continuing growth and relocation strategy.

       Other real estate owned expenses totaled $748,000 for the first six months of 2015, an increase of $62,000, or 9.0%, from the first six months of 2014 primarily as a result of higher costs to carry foreclosed properties in the current period.

       Other operating expenses totaled $2.5 million during the first six months of 2015, an increase of $210,000, or 9.2%, from the first six months of 2014. This increase was mainly attributable to telephone expense, transactions fees, loan expense, and other expenses resulting from our growth strategy.

       One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expense. For the second quarters of 2015 and 2014 this ratio equaled 2.87% and 2.94%. For the six month period ended June 30, 2015, the ratio equaled 2.91% compared to 3.13% for the six month period ended June 30, 2014, respectively, reflecting higher average balances related to the Company’s growth strategy of adding and relocating stores.

       Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. For the quarter ended June 30, 2015, the operating efficiency ratio was 95.5%, compared to 92.4% for the same period in 2014. The increase in the operating efficiency ratio relates to an 11.5% increase in total noninterest expense. The efficiency ratio was 95.4% for the first six months of 2015, compared to 92.8% for the first six months of 2014. The increase for the six months ended June 30, 2015 versus June 30, 2014 was due to a 9.4% increase in noninterest expenses.

Provision (Benefit) for Income Taxes

The Company recorded a benefit for income taxes of $5,000 for the three months ended June 30, 2015, compared to a $21,000 benefit for the three months ended June 30, 2014.  For the six months ended June 30, 2015, the Company recorded a benefit for income taxes of $7,000 compared to a benefit of $62,000 for the six months ended June 30, 2014.  The $7,000 benefit recorded during the first six months of 2015 was the net result of a tax provision in the amount of $207,000 calculated on the net profit generated during the period using the Company’s normal estimated tax rate, offset by an adjustment to the deferred tax asset valuation allowance in the amount of $214,000.  The effective tax rates for the three-month periods ended June 30, 2014 and 2013 were 19% and 25%, respectively, and for the six month periods ended June 30, 2014 and 2013 were 20% and 27%, respectively, excluding an adjustment to the deferred tax asset valuation allowance.

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

In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of June 30, 2015 and December 31, 2014.

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

The net deferred tax asset balance before consideration of a valuation allowance was $19.9 million as of June 30, 2015 and $19.6 million as of December 31, 2014.  After assessment of all available tax planning strategies, the Company determined that a partial valuation allowance in the amount of $14.4 million as of June 30, 2015 and $14.7 million as of December 31, 2014 should be recorded.

The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.  When the determination is made to include projections of future taxable income as a factor in recovering the deferred tax asset, the valuation allowance will be reduced accordingly resulting in a corresponding increase in net income.

Net Income and Net Income per Common Share

       Net income for the second quarter of 2015 was $533,000, a decrease of $4,000, compared to $537,000 recorded for the second quarter of 2014.

       Net income for the first six months of 2015 was $1.1 million, a decrease of $231,000, compared to $1.3 million recorded in the first six months of 2014. The lower net income in 2015 was due to a $1.8 million increase in noninterest expenses, a decrease of $620,000 in noninterest income and a decrease in benefit for income taxes of $55,000, partially offset by a $2.0 million increase in net interest income and a decrease of $300,000 in the provision for loan losses.

       Basic and fully-diluted net income per common share was $0.01 for the second quarter of 2015 compared to $0.02 for the second quarter of 2014. For the six months ended June 30, 2015, basic and fully-diluted net income per common share was $0.03 compared to basic and fully-diluted net loss per common share of $0.04 for the six months ended June 30, 2014.

Return on Average Assets and Average Equity

       Return on average assets (ROA) measures our net income in relation to our total average assets. Our annualized ROA for the second quarter of 2015 was 0.17%, compared to 0.21% for the second quarter of 2014. The ROA for the first six months in 2015 and 2014 was 0.17% and 0.26%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 1.88% for the second quarter of 2015, compared to 2.14% for the second quarter of 2014. The ROE for the first six months of 2015 was 1.89%, compared to 3.16% for the first six months of 2014.

Commitments, Contingencies and Concentrations

Financial instruments, whose contract amounts represent potential credit risk, were commitments to extend credit of approximately $149.5 million and $138.4 million, and standby letters of credit of approximately $4.4 million and $3.8 million, at June 30, 2015 and December 31, 2014, respectively. These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $149.5 million of commitments to extend credit at June 30, 2015 were committed as variable rate credit facilities.

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

Regulatory Matters

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  Effective as of January 1, 2015, the new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements, which amount must be greater than 2.5% of total risk-weighted assets at January 1, 2019. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.  Management has reviewed the new standards and evaluated all options and strategies to ensure compliance with the new standards.  Both Republic and the Company met the “well capitalized” standards applicable to them as of June 30, 2015.

The following table presents the capital regulatory ratios for both Republic and the Company as of June 30, 2015, and December 31, 2014 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2015:
Total risk based capital
Republic	$130,165	12.66%	$82,258	8.00%	$102,822	10.00%
Company	143,253	13.88%	82,592	8.00%	-	-%
Tier one risk based capital
Republic	121,767	11.84%	61,693	6.00%	82,258	8.00%
Company	134,855	13.06%	61,944	6.00%	-	-%
CET 1 risk based capital
Republic	121,767	11.84%	46,270	4.50%	66,835	6.50%
Company	113,055	10.95%	46,458	4.50%	-	-%
Tier one leveraged capital
Republic	121,767	9.63%	50,580	4.00%	63,225	5.00%
Company	134,855	10.62%	50,770	4.00%	-	-%

At December 31, 2014:
Total risk based capital
Republic	$132,460	14.04%	$75,491	8.00%	$94,364	10.00%
Company	142,556	15.10%	75,543	8.00%	-	-%
Tier one leveraged capital
Republic	120,924	12.81%	37,746	4.00%	56,618	6.00%
Company	131,020	13.88%	37,771	4.00%	-	-%
Tier one leveraged capital
Republic	120,924	10.37%	46,630	4.00%	58,288	5.00%
Company	131,020	11.23%	46,680	4.00%	-	-%

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

The Company’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $81.2 million at June 30, 2015, compared to $128.8 million at December 31, 2014.  Loan maturities and repayments are another source of asset liquidity. At June 30, 2015, Republic estimated that more than $40.0 million of loans would mature or repay in the six-month period ending December 31, 2015. Additionally, the majority of its investment securities are available to satisfy liquidity requirements if necessary.  At June 30, 2015, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $153.9 million. Certificates of deposit scheduled to mature in one year totaled $56.0 million at June 30, 2015. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the Federal Home Loan Bank System (“FHLB”). The Company has established a line of credit with the FHLB of Pittsburgh with total borrowing capacity in the amount of $418.5 million as of June 30, 2015.  As of June 30, 2015 and December 31, 2014, the Company had no outstanding term borrowings with the FHLB.  The Company had no short-term borrowings at both June 30, 2015 and December 31, 2014.  As of June 30, 2015, FHLB had issued letters of credit, on Republic’s behalf, totaling $75.1 million against our available credit line. The Company has also established a contingency line of credit of $10.0 million with Atlantic Community Bankers Bank (“ACBB”) to assist in managing its liquidity position. The Company had no amounts outstanding against the ACBB line of credit at both June 30, 2015 and December 31, 2014.

On April 22, 2014, the Company issued 11,842,106 shares of its common stock for an aggregate purchase price of $45.0 million.  The registration statement covering the resale of these shares by such investors was declared effective May 22, 2014 by the SEC.

Investment Securities Portfolio

At June 30, 2015, the Company identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consist primarily of U.S Government Agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), municipal securities, corporate bonds, asset-backed securities and pooled trust preferred securities (CDO).  Available-for-sale securities totaled $176.1 million and $185.4 million as of June 30, 2015 and December 31, 2014, respectively.  At June 30, 2015, the portfolio had a net unrealized loss of $1.1 million and a net unrealized gain of $129,000 at December 31, 2014.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others.  Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 million but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit, which was approximately $19.9 million at June 30, 2015.  Individual customers may have several loans often secured by different collateral.

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

The following table shows information concerning loan delinquency and non-performing assets as of the dates indicated (dollars in thousands):

	June 30, 2015	December 31, 2014
Loans accruing, but past due 90 days or more	$256	$-
Non-accrual loans	15,977	21,440
Total non-performing loans	16,233	21,440
Other real estate owned	13,162	3,715
Total non-performing assets	$29,395	$25,155

Non-performing loans as a percentage of total loans, net of unearned income(1)	1.97%	2.74%
Non-performing assets as a percentage of total assets	2.31%	2.07%

(1)
Non-performing loans are comprised of (i) loans that are on non-accrual basis and (ii) accruing loans that are 90 days or more past due. Non-performing assets are composed of non-performing loans and other real estate owned.

Non-performing assets increased by $4.2 million to $29.4 million as of June 30, 2015, from $25.2 million at December 31, 2014.  Non-accrual loans decreased by $5.5 million to $16.0 million as of June 30, 2015, from $21.4 million at December 31, 2014.  The increase in non-performing assets was primarily driven by one loan in the amount of $5.7 million that became more than ninety days delinquent and was transferred to non-accrual status in the current year.  In addition, non-accrual loans in the amount of $10.2 million were transferred to other real estate owned in the current year. Loans accruing, but past due 90 days or more were $256,000 as of June 30, 2015, compared to $0 at December 31, 2014 which was driven by one loan which had reached maturity and was being extended as of June 30, 2015.  In addition to non-accrual loans, impaired loans also include loans that are currently performing but potential credit concerns with the borrowers’ financial condition have caused management to have doubts as to the ability of such borrowers to continue to comply with present repayment terms. At June 30, 2015 and December 31, 2014, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

The following table presents the Company’s 30 to 89 days past due loans at June 30, 2015 and December 31, 2014.

(dollars in thousands)	June 30,	December 31,
	2015	2014
30 to 59 days past due	$-	$1,681
60 to 89 days past due	10,513	14,062
Total loans 30 to 89 days past due	$10,513	$15,743

Other Real Estate Owned

The balance of other real estate owned increased by $9.5 million to $13.2 million at June 30, 2015 from $3.7 million at December 31, 2014.  This increase was primarily driven by the transfer of one asset from the loan portfolio during the second quarter of 2015.  The Company recorded a significant provision related to a single loan relationship during the fourth quarter of 2013 which it determined to be impaired in that period.  This loan was placed on non-accrual status during the second quarter of 2014 as a result of the delinquency in loan payments.  The Company reached settlement agreements with the borrowers in this relationship during the second quarter of 2015 at which time full ownership interest in the real estate which served as collateral for the loan was assigned to the Company.

The following table presents a reconciliation of other real estate owned for the six months ended June 30, 2015 and the year ended December 31, 2014:

(dollars in thousands)	June 30, 2015	December 31, 2014
Beginning Balance, January 1st	$3,715	$4,059
Additions	10,213	1,000
Valuation adjustments	(298)	(1,147)
Dispositions	(468)	(197)
Ending Balance	$13,162	$3,715

At June 30, 2015, the Company had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

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

An analysis of the allowance for loan losses for the six months ended June 30, 2015 and 2014, and the twelve months ended December 31, 2014 is as follows:

(dollars in thousands)	For the six months ended June 30, 2015	For the twelve months ended December 31, 2014	For the six months ended June 30, 2014

Balance at beginning of period	$11,536	$12,263	$12,263
Charge-offs:
Commercial real estate	2,623	364	188
Construction and land development	222	303	20
Commercial and industrial	325	1,185	283
Owner occupied real estate	55	150	-
Consumer and other	-	10	10
Total charge-offs	3,225	2,012	501
Recoveries:
Commercial real estate	4	5	-
Construction and land development	5	214	-
Commercial and industrial	46	166	1
Owner occupied real estate	-	-	-
Consumer and other	32	-	-
Total recoveries	87	385	1
Net charge-offs	3,138	1,627	500
Provision for loan losses	-	900	300
Balance at end of period	$8,398	$11,536	$12,063

Average loans outstanding(1)	$797,846	$724,231	$696,805

As a percent of average loans:(1)
Net charge-offs (annualized)	0.79%	0.22%	0.14%
Provision for loan losses (annualized)	-%	0.12%	0.09%
Allowance for loan losses	1.05%	1.59%	1.73%
Allowance for loan losses to:
Total loans, net of unearned income	1.02%	1.48%	1.68%
Total non-performing loans	51.73%	53.81%	44.81%

(1)	Includes non-accruing loans.

The Company did not record a provision for loan losses for the three and six months ended June 30, 2015 compared to a $300,000 provision for the three and six months ended June 30, 2014. During the six months ended June 30, 2015, there were decreases in the allowance required for loans collectively evaluated for impairment. The decreases associated with loans collectively evaluated for impairment were driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 51.73% at June 30, 2015, compared to 53.81% at December 31, 2014 and 44.81% at June 30, 2014. Total non-performing loans were $16.2 million, $21.4 million and $26.9 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively.  The decrease in non-performing loans was primarily driven by one loan in the amount of $9.6 million that was transferred from non-performing loans to other real estate owned during the current period.

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

Serious delinquency is often the first indicator of a potential charge-off. Reductions in appraised collateral values and deteriorating financial condition of borrowers and guarantors are factors considered when evaluating potential charge-offs. The likelihood of possible recoveries or improvements in a borrower’s financial condition are also assessed when considering a charge-off.  The Company recorded net charge-offs of $3.1 million during the six month period ended June 30, 2015, compared to $500,000 during the six month period ended June 30, 2014.  The increase in charge-offs was primarily the result of a single loan relationship which transferred to other real estate owned during the second quarter of 2015.  The provision for loan losses associated with this loan was recorded in a prior period.

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $6.8 million at June 30, 2015 compared to $17.8 million at December 31, 2014.

The following table provides additional analysis of partially charged-off loans.

(dollars in thousands)	June 30, 2015	December 31, 2014
Total nonperforming loans	$16,233	$21,440
Nonperforming and impaired loans with partial charge-offs	6,775	17,787

Ratio of nonperforming loans with partial charge-offs to total loans	0.82%	2.27%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	41.74%	82.96%
Coverage ratio net of nonperforming loans with partial charge-offs	123.96%	64.86%

The Company’s charge-off policy is reviewed on an annual basis and updated as necessary.  During the six month period ended June 30, 2015, there were no changes made to this policy.

Recent Accounting Pronouncements

ASU 2014-04

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure – a consensus of the FASB Emerging Issues Task Force.”  The guidance clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.  For public business entities, the ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the ASU is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015.  The adoption of ASU 2014-04 did not have a material effect on the Company’s consolidated financial statements.

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2015 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended June 30, 2015.

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and Form 10-Q for the quarter ended March 31, 2015.  The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K and Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii)  Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015  and 2014, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: August 6, 2015	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer (principal executive officer)

Date: August 6, 2015	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)