Form 10-Q
period 2015-09-30
REPUBLIC FIRST BANCORP INC
filed 2015-11-06
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015.

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

YES  [  ]    NO   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	37,816,003
Title of Class	Number of Shares Outstanding as of November 5, 2015

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2015 and December 31, 2014
(Dollars in thousands, except per share data)
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$14,212	$14,822
Interest bearing deposits with banks	96,307	114,004
Cash and cash equivalents	110,519	128,826

Investment securities available for sale, at fair value	209,119	185,379
Investment securities held to maturity, at amortized cost (fair value of $141,519 and $68,253, respectively)	140,116	67,866
Restricted stock, at cost	1,179	1,157
Loans held for sale	489	1,676
Loans receivable (net of allowance for loan losses of $8,323 and $11,536, respectively)	837,037	770,404
Premises and equipment, net	45,094	35,030
Other real estate owned, net	13,773	3,715
Accrued interest receivable	3,548	3,226
Other assets	19,940	17,319
Total Assets	$1,380,814	$1,214,598

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$243,836	224,245
Demand – interest bearing	391,230	283,768
Money market and savings	527,360	488,848
Time deposits	75,070	75,369
Total Deposits	1,237,496	1,072,230
Accrued interest payable	283	265
Other liabilities	6,086	6,816
Subordinated debt	22,476	22,476
Total Liabilities	1,266,341	1,101,787

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued	-	-
Common stock, par value $0.01 per share: 50,000,000 shares authorized; shares issued 38,344,848 as of September 30, 2015 and 38,344,348 as of December 31, 2014	383	383
Additional paid in capital	152,676	152,234
Accumulated deficit	(33,623)	(35,266)
Treasury stock at cost (503,408 shares)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares)	(183)	(183)
Accumulated other comprehensive loss	(1,055)	(632)
Total Shareholders’ Equity	114,473	112,811
Total Liabilities and Shareholders’ Equity	$1,380,814	$1,214,598

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2015 and 2014
(Dollars in thousands, except per share data)
 (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on taxable loans	$9,518	$8,914	$27,611	$25,381
Interest and fees on tax-exempt loans	130	86	384	252
Interest and dividends on taxable investment securities	1,509	1,260	4,396	3,689
Interest and dividends on tax-exempt investment securities	153	96	416	258
Interest on federal funds sold and other interest-earning assets	60	45	223	107
Total interest income	11,370	10,401	33,030	29,687
Interest expense:
Demand- interest bearing	378	220	1,009	636
Money market and savings	538	509	1,592	1,392
Time deposits	183	189	528	540
Other borrowings	279	277	833	830
Total interest expense	1,378	1,195	3,962	3,398
Net interest income	9,992	9,206	29,068	26,289
Provision for loan losses	-	300	-	600
Net interest income after provision for loan losses	9,992	8,906	29,068	25,689
Non-interest income:
Loan advisory and servicing fees	163	388	1,087	1,291
Gain on sales of SBA loans	884	614	2,684	2,814
Service fees on deposit accounts	452	316	1,213	896
Gain on sale of investment securities	64	-	73	458
Other-than-temporary impairment	-	-	(13)	21
Portion recognized in other comprehensive income (before taxes)	-	-	10	(28)
Net impairment loss on investment securities	-	-	(3)	(7)
Other non-interest income	41	53	149	138
Total non-interest income	1,604	1,371	5,203	5,590
Non-interest expenses:
Salaries and employee benefits	5,730	5,074	16,667	14,942
Occupancy	1,240	1,039	3,624	3,104
Depreciation and amortization	671	710	2,126	1,779
Legal	52	283	631	982
Other real estate owned	425	376	1,173	1,062
Advertising	233	91	475	453
Data processing	408	336	1,133	990
Insurance	162	148	532	427
Professional fees	293	330	968	1,160
Regulatory assessments and costs	318	258	911	791
Taxes, other	169	171	594	620
Other operating expenses	1,323	1,170	3,811	3,448
Total non-interest expense	11,024	9,986	32,645	29,758
Income before benefit for income taxes	572	291	1,626	1,521
Benefit for income taxes	(10)	(6)	(17)	(68)
Net income	$582	$297	$1,643	$1,589
Net income per share:
Basic	$0.02	$0.01	$0.04	$0.05
Diluted	$0.02	$0.01	$0.04	$0.05

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2015 and 2014
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$582	$297	$1,643	$1,589

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities (pre-tax $490, $(244), $(718), and $3,422, respectively)	314	(156)	(460)	2,194

Reclassification adjustment for securities gains (pre-tax $(64), $-, $(73), and $(458), respectively)	(41)	-	(47)	(293)

Reclassification adjustment for impairment charge (pre-tax $-, $-, $3, and $7, respectively)	-	-	2	4

Net unrealized holding losses on securities transferred from available-for-sale to held-to- maturity:
Amortization of net unrealized holding losses to income during the period (pre-tax $25, $60, $128, $60, respectively)	16	38	82	38

Total other comprehensive income (loss)	289	(118)	(423)	1,943

Total comprehensive income	$871	$179	$1,220	$3,532

 (See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014
(Dollars in thousands)
(unaudited)
	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$1,643	$1,589
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	600
Loss on sale of other real estate owned	-	9
Write down of other real estate owned	298	667
Depreciation and amortization	2,126	1,779
Stock based compensation	441	309
Gain on sale and call of investment securities	(73)	(458)
Impairment charges on investment securities	3	7
Amortization of premiums on investment securities	635	414
Accretion of discounts on retained SBA loans	(754)	(568)
Fair value adjustments on SBA servicing assets	597	170
Proceeds from sales of SBA loans originated for sale	27,999	29,485
SBA loans originated for sale	(24,128)	(22,529)
Gains on sales of SBA loans originated for sale	(2,684)	(2,814)
Increase in accrued interest receivable and other assets	(3,302)	(1,917)
Decrease in accrued interest payable and other liabilities	(712)	(184)
Net cash provided by operating activities	2,089	6,559

Cash flows from investing activities
Purchase of investment securities available for sale	(57,807)	(46,823)
Purchase of investment securities held to maturity	(85,246)	-
Proceeds from the sale of securities available for sale	6,672	5,700
Proceeds from the maturity or call of securities available for sale	26,397	20,114
Proceeds from the maturity or call of securities held to maturity	12,768	1,166
Net purchase of restricted stock	(22)	(155)
Net increase in loans	(77,027)	(73,284)
Net proceeds from sale of other real estate owned	792	91
Premises and equipment expenditures	(12,190)	(8,798)
Net cash used in investing activities	(185,663)	(101,989)

Cash flows from financing activities
Net proceeds from stock offering	-	44,853
Net proceeds from exercise of stock options	1	-
Net increase in demand, money market and savings deposits	165,565	121,245
Net decrease in time deposits	(299)	(704)
Net cash provided by financing activities	165,267	165,394

Net (decrease) increase in cash and cash equivalents	(18,307)	69,964
Cash and cash equivalents, beginning of year	128,826	35,880
Cash and cash equivalents, end of period	$110,519	$105,844

Supplemental disclosures:
Interest paid	$3,944	$3,335
Income taxes paid	$-	$70
Non-cash transfers from loans to other real estate owned	$11,148	$483
Transfer of available-for-sale securities to held-to-maturity securities	$-	$70,118

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2015 and 2014
(Dollars in thousands)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance January 1, 2015	$383	$152,234	$(35,266)	$(3,725)	$(183)	$(632)	$112,811

Net income			1,643				1,643
Other comprehensive loss, net of tax						(423)	(423)
Stock based compensation		441					441
Options exercised (500 shares)		1					1

Balance September 30, 2015	$383	$152,676	$(33,623)	$(3,725)	$(183)	$(1,055)	$114,473

Balance January 1, 2014	$265	$107,078	$(37,708)	$(3,099)	$(809)	$(2,828)	$62,899

Net income			1,589				1,589
Other comprehensive income, net of tax						1,943	1,943
Proceeds from shares issued under common stock offering (11,842,106 shares) net of offering costs (pre-tax $147)	118	44,735					44,853
Stock based compensation		309					309
Transfer from deferred compensation
plan to treasury stock (87,105 shares)				(626)	626		-

Balance September 30, 2014	$383	$152,122	$(36,119)	$(3,725)	$(183)	$(885)	$111,593

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The Company has evaluated subsequent events through the date of issuance of the financial data included herein.

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

      Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“the 2005 Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company’s 2005 annual meeting of shareholders.  Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the 2005 Plan to 1.5 million shares, are available for such grants.  As of September 30, 2015, the only grants under the 2005 Plan have been option grants.  The 2005 Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of the grant.  Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminates pursuant to its term on November 14, 2015.

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

During the nine months ended September 30, 2015, 15,000 options were granted under the 2005 Plan with a weighted average grant date fair value of $20,826 and 490,200 options were granted under the 2014 Plan with a weighted average grant date fair value of $747,152.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2015 and 2014 are as follows:

	2015	2014
Dividend yield(1)	0.0%	0.0%
Expected volatility(2)	53.78% to 56.00%	55.79% to 57.99%
Risk-free interest rate(3)	1.49% to 2.00%	1.51% to 2.26%
Expected life(4)	5.5 to 7.0 years	5.5 to 7.0 years

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

During the nine months ended September 30, 2015 and 2014, 349,062 options and 206,825 options vested, respectively.  Expense is recognized ratably over the period required to vest.  At September 30, 2015, the intrinsic value of the 1,982,730 options outstanding was $1,073,953, while the intrinsic value of the 797,579 exercisable (vested) options was $400,024. During the nine months ended September 30, 2015, 500 options were exercised with cash received of $1,345 and 16,369 options were forfeited with a weighted average grant date fair value of $21,331.

Information regarding stock based compensation for the nine months ended September 30, 2015 and 2014 is set forth below:

	2015	2014
Stock based compensation expense recognized	$441,000	$309,000
Number of unvested stock options	1,185,151	1,050,513
Fair value of unvested stock options	$1,908,205	$1,552,934
Amount remaining to be recognized as expense	$1,034,337	$812,979

The remaining amount of $1,034,337 will be recognized as expense through May 2019.

Earnings per Share

Earnings per share (“EPS”) consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s 2005 Plan and 2014 Plan and convertible securities related to the trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to net income. For the three and nine months ended September 30, 2015 and 2014, the effect of CSEs in the amount of 1,661,538 shares (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculation. For the three months ended September 30, 2015 and 2014, total anti-dilutive stock options were 660,780 and 247,624, respectively. For the nine months ended September 30, 2015 and 2014, total anti-dilutive stock options were 660,780 and 271,624, respectively.

The calculation of EPS for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (basic and diluted)	$582	$297	$1,643	$1,589

Weighted average shares outstanding	37,816	37,815	37,816	33,025

Net income per share – basic	$0.02	$0.01	$0.04	$0.05

Weighted average shares outstanding (including dilutive CSEs)	38,064	38,253	38,052	33,399

Net income per share – diluted	$0.02	$0.01	$0.04	$0.05

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

During the fourth quarter of 2015, the Company reached a settlement agreement with an insurance company relating to a bond claim initially submitted in 2010. Under the terms of the agreement, the Company will receive a one-time cash payment in the amount of $2.6 million which will be recognized as “non-interest income” in the quarter ending December 31, 2015.

Note 4:  Segment Reporting

       The Company has one reportable segment: community banking. The community bank segment primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the area surrounding its stores.

Note 5:  Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at September 30, 2015 and December 31, 2014 is as follows:

	At September 30, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized mortgage obligations	$127,369	$1,371	$(353)	$128,387
Mortgage-backed securities	10,287	188	(51)	10,424
Municipal securities	21,820	374	(110)	22,084
Corporate bonds	29,313	275	(367)	29,221
Asset-backed securities	17,804	-	(590)	17,214
Trust preferred securities	3,070	-	(1,400)	1,670
Other securities	115	4	-	119
Total securities available for sale	$209,778	$2,212	$(2,871)	$209,119

U.S. Government agencies	$12,091	$1	$(39)	$12,053
Collateralized mortgage obligations	120,051	1,574	(206)	121,419
Mortgage-backed securities	7,954	73	-	8,027
Other securities	20	-	-	20
Total securities held to maturity	$140,116	$1,648	$(245)	$141,519

	At December 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized mortgage obligations	$98,626	$692	$(96)	$99,222
Mortgage-backed securities	13,271	564	(33)	13,802
Municipal securities	15,784	363	(40)	16,107
Corporate bonds	33,840	621	(34)	34,427
Asset-backed securities	18,353	152	-	18,505
Trust preferred securities	5,261	-	(2,068)	3,193
Other securities	115	8	-	123
Total securities available for sale	$185,250	$2,400	$(2,271)	$185,379

U.S. Government agencies	$1	$-	$-	$1
Collateralized mortgage obligations	67,845	531	(144)	68,232
Other securities	20	-	-	20
Total securities held to maturity	$67,866	$531	$(144)	$68,253

      The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at September 30, 2015 is as follows:

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$23,526	$24,035	$1	$1
After 1 year to 5 years	68,022	67,445	62,243	62,778
After 5 years to 10 years	106,071	105,624	77,872	78,740
After 10 years	12,159	12,015	-	-
Total	$209,778	$209,119	$140,116	$141,519

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

      The Company’s investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities.  There were no private label mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) held in the investment securities portfolio as of September 30, 2015 and December 31, 2014.  There were also no MBS or CMO securities that were rated “Alt-A” or “sub-prime” as of those dates.

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

      The Company regularly evaluates investment securities that are in an unrealized loss position in order to determine if the decline in fair value is other than temporary.  Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, the current interest rate environment and the rating of each security.  An other-than-temporary impairment (“OTTI”) loss must be recognized for a debt security in an unrealized loss position if the Company intends to sell the security or it is more likely than not that it will be required to sell the security prior to recovery of the amortized cost basis.  The amount of OTTI loss recognized is equal to the difference between the fair value and the amortized cost basis of the security that is attributed to credit deterioration.  Accounting standards require the evaluation of the expected cash flows to be received to determine if a credit loss has occurred.  In the event of a credit loss, that amount must be recognized against income in the current period.  The portion of the unrealized loss related to other factors, such as liquidity conditions in the market or the current interest rate environment, is recorded in accumulated other comprehensive income (loss).

       Impairment charges (credit losses) on trust preferred securities for the nine month period ended September 30, 2015 amounted to $3,000. There were no impairment charges on trust preferred securities during the three month period ended September 30, 2015 and September 30, 2014. The impairment charges on trust preferred securities for the nine months ended September 30, 2014 amounted to $7,000.

       The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at September 30, 2015 and 2014 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2015	2014

Beginning Balance, January 1st	$3,966	$3,959
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	3	7
Reductions for securities paid off during the period	-	-
Reductions for securities sold during the period	(3,039)	-
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company
intends to sell the security	-	-
Ending Balance, September 30th	$930	$3,966

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	At September 30, 2015
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$23,084	$353	$-	$-	$23,084	$353
Mortgage-backed securities	5,815	29	1,010	22	6,825	51
Municipal securities	1,412	13	5,408	97	6,820	110
Corporate bonds	12,488	367	-	-	12,488	367
Asset backed securities	17,214	590	-	-	17,214	590
Trust preferred securities	-	-	1,670	1,400	1,670	1,400
Total Available for Sale	$60,013	$1,352	$8,088	$1,519	$68,101	$2,871

	At September 30, 2015
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$4,018	$39	$-	$-	$4,018	$39
Collateralized mortgage obligations	9,460	206	-	-	9,460	206
Total Held to Maturity	$13,478	$245	$-	$-	$13,478	$245

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$17,331	$96	$-	$-	$17,331	$96
Mortgage-backed securities	3,997	2	1,069	31	5,066	33
Municipal securities	1,298	10	1,395	30	2,693	40
Corporate bonds	4,880	34	-	-	4,880	34
Trust preferred securities	-	-	3,193	2,068	3,193	2,068
Total Available for Sale	$27,506	$142	$5,657	$2,129	$33,163	$2,271

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$19,766	$92	$9,232	$52	$28,998	$144
Total Held to Maturity	$19,766	$92	$9,232	$52	$28,998	$144

       Unrealized losses on securities in the investment portfolio amounted to $3.1 million with a total fair value of $81.6 million as of September 30, 2015 compared to unrealized losses of $2.4 million with a total fair value of $62.2 million as of December 31, 2014.  The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

       The Company held one U.S. Government agency security, nine collateralized mortgage obligations and four mortgage-backed securities that were in an unrealized loss position at September 30, 2015. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of September 30, 2015.

       All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At September 30, 2015, the investment portfolio included nine municipal securities that were in an unrealized loss position. Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of any credit deterioration.

       At September 30, 2015, the investment portfolio included two asset-backed securities that were in an unrealized loss position.  The asset-backed securities held in the investment securities portfolio consist solely of Sallie Mae bonds, collateralized by student loans which are guaranteed by the U.S. Department of Education.  Management believes the unrealized losses on these securities were driven by changes in market interest rates and not a result of any credit deterioration.  At September 30, 2015, the investment portfolio included four corporate bonds that were in an unrealized loss position.  Management believes the unrealized losses on these securities were driven by changes in market interest rates and not a result of any credit deterioration.

       The unrealized losses on the trust preferred securities are primarily the result of the secondary market for such securities becoming inactive and are also considered temporary at this time. The following table provides additional detail on the trust preferred securities held in the portfolio as of September 30, 2015.

(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2015 and beyond	Cumulative OTTI Life to Date
TPREF Funding II	Class B Notes	$732	$395	$(337)	C	20	36%	0.38%	$267
TPREF Funding III	Class B2 Notes	1,518	815	(703)	C	16	29	0.40	483
ALESCO Preferred Funding V	Class C1 Notes	820	460	(360)	C	40	15	0.34	180
Total		$3,070	$1,670	$(1,400)		76	27%		$930

       Proceeds of sales of securities available for sale during the three months ended September 30, 2015 were $2.6 million.  Gross gains of $206,000 and gross losses of $142,000 were realized on these sales.  The tax provision applicable to the net gains for the three months ended September 30, 2015 amounted to $23,000.  Proceeds of sales of securities available for sale during the nine months ended September 30, 2015 were $6.7 million.  Gross gains of $361,000 and gross losses of $288,000 were realized on these sales.  The tax provision applicable to the net gains for the three months ended September 30, 2015 amounted to $26,000.

      The Company realized gross gains on the sale of securities of $458,000 during the nine months ended September 30, 2014. The related sale proceeds amounted to $5.7 million.  The tax provision applicable to these gross gains in 2014 amounted to approximately $165,000.

        In July 2014, thirteen CMOs with a fair value of $70.1 million that were previously classified as available-for-sale were transferred to the held-to-maturity category.  These securities were transferred at fair value. Unrealized losses of $1.2 million associated with the transferred securities will remain in other comprehensive income and be amortized as an adjustment to yield over the remaining life of those securities.  At September 30, 2015, there is a remaining $1.0 million unrealized loss to be amortized.

Note 6:  Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major categories as of September 30, 2015, and December 31, 2014:

(dollars in thousands)	September 30, 2015	December 31, 2014

Commercial real estate	$377,307	$379,259
Construction and land development	41,418	29,861
Commercial and industrial	174,631	145,113
Owner occupied real estate	203,735	188,025
Consumer and other	46,136	39,713
Residential mortgage	2,395	408
Total loans receivable	845,622	782,379
Deferred costs (fees)	(262)	(439)
Allowance for loan losses	(8,323)	(11,536)
Net loans receivable	$837,037	$770,404

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans.

      The following table summarizes information with regard to impaired loans by loan portfolio class as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$14,349	$14,483	$-	$11,964	$11,969	$-
Construction and land development	376	2,467	-	61	158	-
Commercial and industrial	1,972	3,229	-	3,764	7,275	-
Owner occupied real estate	509	509	-	524	528	-
Consumer and other	805	1,083	-	429	708	-
Total	$18,011	$21,771	$-	$16,742	$20,638	$-

With an allowance recorded:
Commercial real estate	$313	$313	$98	$13,118	$13,245	$3,858
Construction and land development	38	1,691	38	316	3,741	217
Commercial and industrial	4,436	7,110	1,368	1,457	2,057	211
Owner occupied real estate	3,023	3,035	919	4,011	4,162	844
Consumer and other	149	149	19	-	-	-
Total	$7,959	$12,298	$2,442	$18,902	$23,205	$5,130

Total:
Commercial real estate	$14,662	$14,796	$98	$25,082	$25,214	$3,858
Construction and land development	414	4,158	38	377	3,899	217
Commercial and industrial	6,408	10,339	1,368	5,221	9,332	211
Owner occupied real estate	3,532	3,544	919	4,535	4,690	844
Consumer and other	954	1,232	19	429	708	-
Total	$25,970	$34,069	$2,442	$35,644	$43,843	$5,130

The following table presents additional information regarding the Company’s impaired loans for the three months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,
	2015		2014
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$13,923	$73	$6,578	$88
Construction and land development	328	2	229	-
Commercial and industrial	2,459	16	3,290	10
Owner occupied real estate	589	1	806	2
Consumer and other	754	3	457	-
Total	$18,053	$95	$11,360	$100

With an allowance recorded:
Commercial real estate	$2,479	$3	$13,150	$(3)
Construction and land development	62	-	551	-
Commercial and industrial	3,776	12	2,851	-
Owner occupied real estate	3,293	27	3,686	26
Consumer and other	111	1	17	-
Total	$9,721	$43	$20,255	$23

Total:
Commercial real estate	$16,402	$76	$19,728	$85
Construction and land development	390	2	780	-
Commercial and industrial	6,235	28	6,141	10
Owner occupied real estate	3,882	28	4,492	28
Consumer and other	865	4	474	-
Total	$27,774	$138	$31,615	$123

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $110,000 and $232,000 for the three months ended September 30, 2015 and 2014, respectively.

The following table presents additional information regarding the Company’s impaired loans for the nine months ended September 30, 2015 and September 30, 2014:

	Nine Months Ended September 30,
	2015		2014
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$13,073	$214	$6,682	$300
Construction and land development	228	3	563	-
Commercial and industrial	3,435	64	2,896	11
Owner occupied real estate	749	5	762	4
Consumer and other	656	7	495	1
Total	$18,141	$293	$11,398	$316

With an allowance recorded:
Commercial real estate	$6,803	$6	$13,216	$5
Construction and land development	112	-	617	-
Commercial and industrial	2,456	12	3,691	-
Owner occupied real estate	3,837	90	3,304	96
Consumer and other	37	1	51	-
Total	$13,245	$109	$20,879	$101

Total:
Commercial real estate	$19,876	$220	$19,898	$305
Construction and land development	340	3	1,180	-
Commercial and industrial	5,891	76	6,587	11
Owner occupied real estate	4,586	95	4,066	100
Consumer and other	693	8	546	1
Total	$31,386	$402	$32,277	$417

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $573,000 and $774,000 for the nine months ended September 30, 2015 and 2014, respectively.

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three and nine months ended September 30, 2015 and 2014:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended September 30, 2015
Allowance for loan losses:

Beginning balance:	$2,707	$311	$2,823	$1,787	$251	$2	$517	$8,398
Charge-offs	-	-	-	(78)	-	-	-	(78)
Recoveries	-	-	2	-	1	-	-	3
Provisions (credits)	(79)	26	313	19	28	12	(319)	-
Ending balance	$2,628	$337	$3,138	$1,728	$280	$14	$198	$8,323

Three months ended September 30, 2014
Allowance for loan losses:

Beginning balance:	$6,776	$1,024	$2,791	$1,129	$220	$13	$110	$12,063
Charge-offs	(176)	(83)	(152)	-	-	-	-	(411)
Recoveries	-	213	51	-	-	-	-	264
Provisions (credits)	98	(25)	(165)	436	6	-	(50)	300
Ending balance	$6,698	$1,129	$2,525	$1,565	$226	$13	$60	$12,216

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Nine months ended September 30, 2015
Allowance for loan losses:

Beginning balance:	$6,828	$917	$1,579	$1,638	$234	$2	$338	$11,536
Charge-offs	(2,623)	(222)	(325)	(133)	-	-	-	(3,303)
Recoveries	4	5	48	-	33	-	-	90
Provisions (credits)	(1,581)	(363)	1,836	223	13	12	(140)	-
Ending balance	$2,628	$337	$3,138	$1,728	$280	$14	$198	$8,323

Nine months ended September 30, 2014
Allowance for loan losses:

Beginning Balance:	$6,454	$1,948	$2,309	$985	$225	$14	$328	$12,263
Charge-offs	(364)	(103)	(435)	-	(10)	-	-	(912)
Recoveries	-	213	52	-	-	-	-	265
Provisions (credits)	608	(929)	599	580	11	(1)	(268)	600
Ending balance	$6,698	$1,129	$2,525	$1,565	$226	$13	$60	$12,216

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of September 30, 2015 and December 31, 2014:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

September 30, 2015
Allowance for loan losses:
Individually evaluated for impairment	$98	$38	$1,368	$919	$19	$-	$-	$2,442
Collectively evaluated for impairment	2,530	299	1,770	809	261	14	198	5,881
Total allowance for loan losses	$2,628	$337	$3,138	$1,728	$280	$14	$198	$8,323

Loans receivable:
Loans evaluated individually	$14,662	$414	$6,408	$3,532	$954	$-	$-	$25,970
Loans evaluated collectively	362,645	41,004	168,223	200,203	45,182	2,395	-	819,652
Total loans receivable	$377,307	$41,418	$174,631	$203,735	$46,136	$2,395	$-	$845,622

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$3,858	$217	$211	$844	$-	$-	$-	$5,130
Collectively evaluated for impairment	2,970	700	1,368	794	234	2	338	6,406
Total allowance for loan losses	$6,828	$917	$1,579	$1,638	$234	$2	$338	$11,536

Loans receivable:
Loans evaluated individually	$25,082	$377	$5,221	$4,535	$429	$-	$-	$35,644
Loans evaluated collectively	354,177	29,484	139,892	183,490	39,284	408	-	746,735
Total loans receivable	$379,259	$29,861	$145,113	$188,025	$39,713	$408	$-	$782,379

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2015 and December 31, 2014:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At September 30, 2015
Commercial real estate	$-	$6,897	$8,142	$15,039	$362,268	$377,307	$-
Construction and land development	-	-	414	414	41,004	41,418	-
Commercial and industrial	-	153	4,888	5,041	169,590	174,631	844
Owner occupied real estate	-	2,299	1,225	3,524	200,211	203,735	-
Consumer and other	200	-	547	747	45,389	46,136	-
Residential mortgage	-	-	-	-	2,395	2,395	-
Total	$200	$9,349	$15,216	$24,765	$820,857	$845,622	$844

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2014
Commercial real estate	$713	$11,034	$13,979	$25,726	$353,533	$379,259	$-
Construction and land development	-	-	377	377	29,484	29,861	-
Commercial and industrial	193	2,186	4,349	6,728	138,385	145,113	-
Owner occupied real estate	626	812	2,306	3,744	184,281	188,025	-
Consumer and other	149	30	429	608	39,105	39,713	-
Residential mortgage	-	-	-	-	408	408	-
Total	$1,681	$14,062	$21,440	$37,183	$745,196	$782,379	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2015 and December 31, 2014:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At September 30, 2015:
Commercial real estate	$354,631	$8,014	$14,662	$-	$377,307
Construction and land development	41,004	-	414	-	41,418
Commercial and industrial	167,945	278	4,979	1,429	174,631
Owner occupied real estate	199,731	472	3,532	-	203,735
Consumer and other	45,107	75	954	-	46,136
Residential mortgage	2,395	-	-	-	2,395
Total	$810,813	$8,839	$24,541	$1,429	$845,622

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2014:
Commercial real estate	$345,444	$8,199	$25,616	$-	$379,259
Construction and land development	29,484	-	377	-	29,861
Commercial and industrial	139,062	702	3,920	1,429	145,113
Owner occupied real estate	181,940	1,550	4,535	-	188,025
Consumer and other	38,951	75	687	-	39,713
Residential mortgage	408	-	-	-	408
Total	$735,289	$10,526	$35,135	$1,429	$782,379

The following table shows non-accrual loans by class as of September 30, 2015 and December 31, 2014:

(dollars in thousands)	September 30, 2015	December 31, 2014
Commercial real estate	$8,142	$13,979
Construction and land development	414	377
Commercial and industrial	4,044	4,349
Owner occupied real estate	1,225	2,306
Consumer and other	547	429
Residential mortgage	-	-
Total	$14,372	$21,440

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

The following table summarizes the balance of outstanding TDRs at September 30, 2015 and December 31, 2014:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
September 30, 2015
Commercial real estate	1	$6,004	$-	$6,004
Construction and land development	-	-	-	-
Commercial and industrial	2	-	1,819	1,819
Owner occupied real estate	1	1,827	-	1,827
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	4	$7,831	$1,819	$9,650

December 31, 2014
Commercial real estate	1	$6,069	$-	$6,069
Construction and land development	-	-	-	-
Commercial and industrial	1	-	1,673	1,673
Owner occupied real estate	1	1,852	-	1,852
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	3	$7,921	$1,673	$9,594

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

There were no loan modifications that were considered TDRs during the three months ended September 30, 2015 and 2014. The Company modified one commercial and industrial loan during the nine months ended September 30, 2015. In accordance with the modified terms of the commercial and industrial loan, the Company modified the amortization timeframe and reduced the effective interest rate when compared to the interest rate of the original loan. The company also extended the maturity date of the loan. The loan is unsecured and the Company has elected to carry the loan as a non-accrual loan until a satisfactory performance history is established at which time the loan may be returned to performing status. The borrower has remained current since the modification. The pre-modification balance was $1.2 million and the post modification balance was $1.2 million. There were no loan modifications made during the nine months ended September 30, 2014 that met the criteria of a TDR. There were no residential mortgages in the process of foreclosure as of September 30, 2015 and December 31, 2014.

After a loan is determined to be a TDR, we continue to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the twelve months ended September 30, 2015 and December 31, 2014.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2015 and December 31, 2014 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

September 30, 2015

Collateralized mortgage obligations	$128,387	$-	$128,387	$-
Mortgage-backed securities	10,424	-	10,424	-
Municipal securities	22,084	-	22,084	-
Corporate bonds	29,221	-	26,520	2,701
Asset-backed securities	17,214	-	17,214	-
Trust Preferred Securities	1,670	-	-	1,670
Other securities	119	-	119	-
Securities Available for Sale	$209,119	$-	$204,748	$4,371

December 31, 2014

Collateralized mortgage obligations	$99,222	$-	$99,222	$-
Mortgage-backed securities	13,802	-	13,802	-
Municipal securities	16,107	-	16,107	-
Corporate bonds	34,427	-	31,422	3,005
Asset-backed securities	18,505	-	18,505	-
Trust Preferred Securities	3,193	-	-	3,193
Other securities	123	-	123	-
Securities Available for Sale	$185,379	$-	$179,181	$6,198

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, July 1st	$2,006	$2,684	$2,977	$3,006
Unrealized gains	220	17	212	-
Paydowns	-	-	(10)	-
Proceeds from sales	(414)	-	-	-
Realized losses	(142)	-	-	-
Impairment charges on Level 3	-	-	-	-
Balance, September 30th	$1,670	$2,701	$3,179	$3,006

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1st	$3,193	$3,005	$2,850	$3,006
Unrealized gains (losses)	669	(304)	346	-
Paydowns	(19)	-	(10)	-
Proceeds from sales	(1,952)	-	-	-
Realized losses	(218)	-	-	-
Impairment charges on Level 3	(3)	-	(7)	-
Balance, September 30th	$1,670	$2,701	$3,179	$3,006

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2015 and December 31, 2014 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
September 30, 2015:
Impaired loans	$6,462	$-	$-	$6,462
Other real estate owned	11,923	-	-	11,923
SBA servicing assets	4,174	-	-	4,174

December 31, 2014:
Impaired loans	$15,838	$-	$-	$15,838
Other real estate owned	2,135	-	-	2,135
SBA servicing assets	4,099	-	-	4,099

       The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

		Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range Weighted Average
September 30, 2015:

Impaired loans	$6,462	Fair Value of Collateral (1)	Appraised Value (2)	12% - 78%	(30%) (4)

Other real estate owned	$11,923	Fair Value of Collateral (1)	Appraised Value (2) Sales Price	3% - 44%	(7%) (4)
SBA Servicing Assets	$4,174	Fair Value	Individual Loan Valuation (3)	(3)

December 31, 2014:

Impaired loans	$15,838	Fair Value of Collateral (1)	Appraised Value (2)	0% - 89%	(30%) (4)

Other real estate owned	$2,135	Fair Value of Collateral (1)	Appraised Value (2) Sales Price	7% - 39%	(22%) (4)
SBA Servicing Assets	$4,099	Fair Value	Individual Loan Valuation (3)	(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	There is a lack of transactional data in this market place for the non-guaranteed portion of SBA loans.
(4)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

The following table presents an analysis of the activity in the SBA servicing assets for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Beginning balance	$4,319	$4,067	$4,099	$3,477
Additions	227	158	672	733
Fair value adjustments	(372)	(185)	(597)	(170)
Ending balance	$4,174	$4,040	$4,174	$4,040

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014.

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

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of September 30, 2015 and December 31, 2014. Financial information on the issuers was also obtained from Bloomberg, the FDIC, and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty than would otherwise exist.

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

Loans Held For Sale (Carried at Lower of Cost or Fair Value)

       The fair values of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the nine months ended September 30, 2015 and the year ended December 31, 2014.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At September 30, 2015 and December 31, 2014 these assets are carried at current fair value.

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

The Company uses assumptions and estimates in determining the fair value of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.  At September 30, 2015 and December 31, 2014, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	September 30, 2015	December 31, 2014

SBA Servicing Asset
Fair Value of SBA Servicing Asset	$4,174	$4,099

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	0%	0%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%

Weighted Average Remaining Term	21.0 years	21.2 years

Prepayment Speed	8.04%	7.45%
Effect on fair value of a 10% increase	$(129)	$(116)
Effect on fair value of a 20% increase	(252)	(226)

Weighted Average Discount Rate	12.33%	12.48%
Effect on fair value of a 10% increase	$(200)	$(195)
Effect on fair value of a 20% increase	(386)	(378)

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

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2015 and December 31, 2014:

	Fair Value Measurements at September 30, 2015
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$110,519	$110,519	$110,519	$-	$-
Investment securities available for sale	209,119	209,119	-	204,748	4,371
Investment securities held to maturity	140,116	141,519	-	141,519	-
Restricted stock	1,179	1,179	-	1,179	-
Loans held for sale	489	489	-	-	489
Loans receivable, net	837,037	826,195	-	-	826,195
SBA servicing assets	4,174	4,174	-	-	4,174
Accrued interest receivable	3,548	3,548	-	3,548	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,162,426	$1,162,426	$-	$1,162,426	$-
Time	75,070	75,180	-	75,180	-
Subordinated debt	22,476	19,490	-	-	19,490
Accrued interest payable	283	283	-	283	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

	Fair Value Measurements at December 31, 2014
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$128,826	$128,826	$128,826	$-	$-
Investment securities available for sale	185,379	185,379	-	179,181	6,198
Investment securities held to maturity	67,866	68,253	-	68,253	-
Restricted stock	1,157	1,157	-	1,157	-
Loans held for sale	1,676	1,699	-	-	1,699
Loans receivable, net	770,404	760,163	-	-	760,163
SBA servicing assets	4,099	4,099	-	-	4,099
Accrued interest receivable	3,226	3,226	-	3,226	-

Financial liabilities:
Deposits
Demand, savings and money market	$996,861	$996,861	$-	$996,861	$-
Time	75,369	75,592	-	75,592	-
Subordinated debt	22,476	18,221	-	-	18,221
Accrued interest payable	265	265	-	265	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

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

Financial Condition

Assets

Total assets increased by $166.2 million, or 13.7%, to $1.4 billion at September 30, 2015, compared to $1.2 billion at December 31, 2014, mainly due to increases in investment securities and loans receivable during the first nine months of 2015.

Cash and Cash Equivalents

Cash and due from banks, and interest bearing deposits with banks comprise this category, which consists of our most liquid assets. The aggregate amount in these three categories decreased by $18.3 million, to $110.5 million at September 30, 2015 from $128.8 million at December 31, 2014, primarily as a result of investment purchases and loan growth during the first nine months of 2015.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which the Bank usually originates with the intention of selling in the future.  Total SBA loans held for sale were $489,000 at September 30, 2015 as compared to $1.7 million at December 31, 2014.  This decrease was driven by the timing of settlement on two loans which closed after December 31, 2014.  Loans held for sale, as a percentage of total Company assets, were less than 0.04% at September 30, 2015.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium size businesses and professionals that seek highly personalized banking services.  The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $19.9 million at September 30, 2015.  Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit.

Loans receivable increased $63.4 million, or 8.1%, to $845.4 million at September 30, 2015, compared to $781.9 million at December 31, 2014.  This growth was driven by an increase in quality loan demand across the commercial and industrial, owner occupied real estate, construction and land development, and consumer and other categories over the first nine months of 2015 along with the successful execution of the Company’s relationship banking strategy which focuses on customer service.

Investment Securities

Investment securities considered available-for-sale are investments which may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), municipal securities, corporate bonds, asset-backed securities (ABS), and pooled trust preferred securities (CDO). Available-for-sale securities totaled $209.1 million at September 30, 2015, compared to $185.4 million at December 31, 2014.  The increase was primarily due to the purchase of available-for-sale securities totaling $57.8 million, partially offset by the proceeds from sales, calls, and pay downs of available-for-sale securities totaling $33.1 million during the first nine months of 2015. At September 30, 2015, the available-for-sale portfolio had a net unrealized loss of $659,000 compared to a net unrealized gain of $129,000 at December 31, 2014.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (SBIC), CMOs, and MBSs. The market value of securities held-to-maturity totaled $141.5 million and $68.3 million at September 30, 2015 and December 31, 2014, respectively. The increase was due to the purchase of held-to-maturity securities totaling $85.2 million, partially offset by pay downs of held-to-maturity securities totaling $12.8 million. At September 30, 2015, the held-to-maturity portfolio had a net unrealized gain of $1.4 million compared to a net unrealized gain of $387,000 at December 31, 2014.

The change in value of the available-for-sale and held-to-maturity investment portfolio was primarily driven by a decrease in market interest rates which drove an increase in value of the securities in the Company’s investment portfolio during the first nine months of 2015.

Restricted Stock

Restricted stock, which represents required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of September 30, 2015 and December 31, 2014.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”).

At September 30, 2015 and December 31, 2014, the investment in FHLB of Pittsburgh capital stock totaled $1.0 million.  At September 30, 2015 and December 31, 2014, ACBB capital stock totaled $143,000.  Both the FHLB and ACBB issued dividend payments during the first nine months of 2015.

Other Real Estate Owned

The balance of other real estate owned increased to $13.8 million at September 30, 2015 from $3.7 million at December 31, 2014, primarily due to the transfer of foreclosed properties from loans receivable partially offset by dispositions and writedowns on assets classified as other real estate owned during the first nine months of 2015.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

       Total deposits increased by $165.3 million, or 15.4%, to $1.2 billion at September 30, 2015 from $1.1 billion at December 31, 2014.  The increase was primarily the result of increases in interest-bearing and noninterest-bearing demand balances and money market and savings balances. Republic has continued to focus on its efforts to gather low-cost, core deposits by successfully executing its relationship banking model which is based upon high levels of customer service and convenience. The Company is also in the midst of an aggressive growth and expansion plan which it refers to as “The Power of Red is Back”. This plan includes the addition of several new stores throughout its footprint of Southeastern Pennsylvania and Southern New Jersey. This strategy has also allowed Republic to eliminate the need to rely on the more volatile sources of funding in brokered and public fund certificates of deposit.

Shareholders’ Equity

Total shareholders’ equity increased $1.7 million to $114.5 million at September 30, 2015, compared to $112.8 million at December 31, 2014, primarily due to the net income recognized during the first nine months of 2015 partially offset by an increase in accumulated other comprehensive losses driven by a decrease in the market value of the investment securities portfolio.  The shift in the market value of the investment securities portfolio resulted in accumulated other comprehensive losses of $1.1 million at September 30, 2015 compared to $632,000 at December 31, 2014.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The Company reported net income of $582,000, or $0.02 per share, for the three months ended September 30, 2015, compared to net income of $297,000 or $0.01 per share, for the three months ended September 30, 2014.

Net interest income for the three month period ended September 30, 2015 was $10.0 million compared to $9.2 million for the three months ended September 30, 2014.  Interest income increased $969,000, or 9.3%, to $11.4 million for the three months ended September 30, 2015 compared to $10.4 million for the three months ended September 30, 2014. The increase in interest income was the result of an $87.2 million increase in average loans receivable and an $83.9 million increase in average investment balances partially offset by a 25 basis point decrease in investment yields and an 18 basis point decrease in loan yields for the three months ended September 30, 2015 as compared to September 30, 2014.  Interest expense increased $183,000 or 15.3%, to $1.4 million for the three months ended September 30, 2015 compared to $1.2 million for the three months ended September 30, 2014. This increase was primarily due to a $227.0 million increase in average deposits outstanding.

The Company did not record a loan loss provision for the three months ended September 30, 2015 compared to a provision of $300,000 during the three months ended September 30, 2014.  The lower provision recorded for the three months ended September 30, 2015 was driven by a decrease in the required allowance for loans individually evaluated for impairment.

Non-interest income increased by $233,000 to $1.6 million during the three months ended September 30, 2015 compared to $1.4 million during the three months ended September 30, 2014.  The increase during the three months ended September 30, 2015 was primarily due to an increase of $270,000 from gains on the sale of SBA loans as a result of higher volumes, an increase of $136,000 from service fees on deposit accounts as a result of an increase in the number of deposit accounts, and $64,000 from gains on the sale of investment securities partially offset by a decrease of $225,000 in loan advisory and servicing fees due to a valuation adjustment of the SBA servicing asset.

Non-interest expenses increased by $1.0 million to $11.0 million during the three months ended September 30, 2015 compared to $10.0 million during the three months ended September 30, 2014. This increase was primarily driven by higher salaries, employee benefits, occupancy and equipment expenses associated with the addition of new stores related to the Company’s expansion strategy over the last twelve months.

       Return on average assets and average equity was 0.17% and 2.03%, respectively, during the three months ended September 30, 2015 compared to 0.11% and 1.06%, respectively, for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 compared to September 30, 2014

The Company reported net income of $1.6 million, or $0.04 per share, for the nine months ended September 30, 2015 compared to net income of $1.6 million, or $0.05 per share, for the nine months ended September 30, 2014

Net interest income for the nine months ended September 30, 2015 increased $2.8 million to $29.1 million as compared to $26.3 million for the nine months ended September 30, 2014.  Interest income increased $3.3 million, or 11.3%, due primarily to an increase in average loan and investment balances. Interest expense increased $564,000 or 16.6%, primarily due to an increase in average balances on deposits outstanding.

The Company did not require a loan loss provision for the nine months ended September 30, 2015 compared to a provision of $600,000 during the nine months ended September 30, 2014.  The lower provision recorded for the nine months ended September 30, 2015 was driven by a decrease in the allowance for loan losses collectively evaluated for impairment due to a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.

Non-interest income decreased $387,000 to $5.2 million during the nine months ended September 30, 2015 as compared to $5.6 million during the nine months ended September 30, 2014. The decrease is primarily due to decreases in gains on the sale of investment securities, gains recognized on the sale of SBA loans due to lower volumes, and loan advisory and servicing fees due to valuation adjustments of the SBA servicing asset partially offset by an increase in service fees on deposit accounts due to growth in the number of deposit accounts.

Non-interest expenses increased $2.9 million to $32.6 million during the nine months ended September 30, 2015 as compared to $29.8 million during the nine months ended September 30, 2014.  The increase was primarily driven by higher salaries, employee benefits, and occupancy and equipment expenses associated with the addition of new stores related to the Company’s growth strategy of adding and relocating stores.

Return on average assets and average equity from continuing operations were 0.17% and 1.93%, respectively, during the nine months ended September 30, 2015 compared to 0.21% and 2.30%, respectively, for the nine months ended September 30, 2014.

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

Average Balances and Net Interest Income

	For the three months ended September 30, 2015			For the three months ended September 30, 2014
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$106,357	$60	0.22%	$77,666	$45	0.23%
Investment securities and restricted stock	305,266	1,745	2.29%	221,357	1,408	2.54%
Loans receivable	831,712	9,718	4.64%	744,466	9,046	4.82%
Total interest-earning assets	1,243,335	11,523	3.68%	1,043,489	10,499	3.99%

Other assets	82,638			53,430

Total assets	$1,325,973			$1,096,919

Interest-earning liabilities:
Demand – non-interest bearing	$234,285			$196,734
Demand – interest bearing	372,795	378	0.40%	229,229	220	0.38%
Money market & savings	500,687	538	0.43%	449,848	509	0.45%
Time deposits	74,863	183	0.97%	79,798	189	0.94%
Total deposits	1,182,630	1,099	0.37%	955,609	918	0.38%

Total interest-bearing deposits	948,345	1,099	0.46%	758,875	918	0.48%

Other borrowings	22,476	279	4.92%	22,476	277	4.89%

Total interest-bearing liabilities	970,821	1,378	0.56%	781,351	1,195	0.61%

Total deposits and other borrowings	1,205,106	1,378	0.45%	978,085	1,195	0.48%

Non interest-bearing other liabilities	7,034			7,198
Shareholders’ equity	113,833			111,636

Total liabilities and shareholders’ equity	$1,325,973			$1,096,919
Net interest income (2)		$10,145			$9,304
Net interest spread			3.12%			3.38%

Net interest margin (2)			3.24%			3.54%

(1)	Yields on investments are calculated based on amortized cost.
(2)
Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $153 and $98 for the three months ended September 30, 2015 and 2014, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Average Balances and Net Interest Income

	For the nine months ended September 30, 2015			For the nine months ended September 30, 2014
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$120,783	$223	0.25%	$59,689	$107	0.24%
Investment securities and restricted stock	275,277	5,036	2.44%	212,364	4,086	2.57%
Loans receivable	809,259	28,202	4.66%	712,867	25,769	4.83%
Total interest-earning assets	1,205,319	33,461	3.71%	984,920	29,962	4.07%

Other assets	70,854			48,383

Total assets	$1,276,173			$1,033,303

Interest-earning liabilities:
Demand – non-interest bearing	$230,181			$181,365
Demand – interest bearing	334,116	1,009	0.40%	225,352	636	0.38%
Money market & savings	494,077	1,592	0.43%	426,285	1,392	0.44%
Time deposits	74,613	528	0.95%	78,517	540	0.92%
Total deposits	1,132,987	3,129	0.37%	911,519	2,568	0.38%

Total interest-bearing deposits	902,806	3,129	0.46%	730,154	2,568	0.47%

Other borrowings	22,489	833	4.95%	22,476	830	4.94%

Total interest-bearing liabilities	925,295	3,962	0.57%	752,630	3,398	0.60%

Total deposits and other borrowings	1,155,476	3,962	0.46%	933,995	3,398	0.49%

Non interest-bearing other liabilities	7,106			6,995
Shareholders’ equity	113,591			92,313

Total liabilities and shareholders’ equity	$1,276,173			$1,033,303
Net interest income (2)		$29,499			$26,564
Net interest spread			3.14%			3.47%

Net interest margin (2)			3.27%			3.61%

(1)	Yields on investments are calculated based on amortized cost.
(2)
Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $431 and $275 for the nine months ended September 30, 2015 and 2014, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

	For the three months ended September 30, 2015 vs. 2014			For the nine months ended September 30, 2015 vs. 2014
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$15	$-	$15	$114	$2	$116
Securities	490	(153)	337	1,151	(201)	950
Loans	1,008	(336)	672	3,325	(892)	2,433
Total interest-earning assets	1,513	(489)	1,024	4,590	(1,091)	3,499

Interest expense:
Deposits
Interest-bearing demand deposits	145	13	158	328	45	373
Money market and savings	54	(25)	29	216	(16)	200
Time deposits	(13)	7	(6)	(28)	16	(12)
Total deposit interest expense	186	(5)	181	516	45	561
Other borrowings	-	2	2	-	3	3
Total interest expense	186	(3)	183	516	48	564
Net interest income	$1,327	$(486)	$841	$4,074	$(1,139)	$2,935

Net Interest Income and Net Interest Margin

       Net interest income, on a fully tax-equivalent basis, for the third quarter of 2015 increased by $841,000, or 9.0%, over the same period in 2014. Interest income, on a fully tax-equivalent basis, on interest-earning assets totaled $11.5 million and $10.5 million for the third quarters of 2015 and 2014, respectively. The increase in interest income was the result of an $87.2 million increase in average loans receivable and an $83.9 million increase in average investment balances partially offset by a 25 basis point decrease in investment yields and an 18 basis point decrease in loan yields for the three months ended September 30, 2015 as compared to September 30, 2014. Total interest expense for the third quarter of 2015 increased $183,000, or 15.3%, to $1.4 million from $1.2 million over the same period in 2014. Interest expense on deposits for the third quarter of 2015 increased by $181,000, or 19.7%, over the same period in 2014.

       Net interest income, on a fully tax-equivalent basis, for the first nine months of 2015 increased by $2.9 million, or 11.0%, over the same period in 2014. Interest income on a fully tax-equivalent basis, on interest-earning assets totaled $33.5 million and $30.0 million for the first nine months of 2015 and 2014, respectively. The increase in interest income earned was the result of a $96.4 million increase in the average loans receivable and a $62.9 million increase in average investment securities partially offset by a 17 basis point decrease in the loan yields and a 13 basis point decrease in investment yields for the first nine months ended September 30, 2015 as compared to September 30, 2014. Total interest expense for the first nine months of 2015 increased $564,000, or 16.6%, to $4.0 million from $3.4 million over the same period in 2014. Interest expense on deposits for the first nine months of 2015 increased by $561,000, or 21.8%, over the same period in 2014.

       Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.12% during the third quarter of 2015 compared to 3.38% during the same period in the 2014 and was 3.14% during the first nine months of 2015 versus 3.47% during the first nine months of 2014. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin decreased to 3.24% for the third quarter of 2015 from 3.54% for the third quarter of 2014. The fully tax-equivalent net interest margin decreased to 3.27% for the nine months of 2015 from 3.61% in the first nine months of 2014.  The net interest margin for the both the three and nine month periods ending September 30, 2015 decreased primarily as a result of an increase in the average balance related to federal funds sold and other interest earning assets and a decrease in the yield on loans receivable.

Provision for Loan Losses

       The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loans losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The Company did not record a provision for loan losses for the three and nine month periods ended September 30, 2015 compared to a $300,000 and $600,000 provision for loan losses for the three and nine month period ended September 30, 2014. Lower provisions required for loans individually evaluated for impairment drove a reduction in the provision for loan losses during the three month period ended September 30, 2015.  During the nine month period ended September 30, 2015, a decrease in the allowance required for loans collectively evaluated for impairment was driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.

       Nonperforming assets at September 30, 2015 totaled $29.0 million, or 2.10%, of total assets, up $3.8 million, or 15.2%, from $25.2 million, or 2.07%, of total assets at December 31, 2014 and up $2.0 million, or 7.6%, from $27.0 million, or 2.38%, of total assets at September 30, 2014.

Noninterest Income

       Total noninterest income increased by $233,000, or 17.0%, to $1.6 million for the three months ended September 30, 2015, compared to $1.4 million for the three months ended September 30, 2014.  Gains on sales of SBA loans totaled $884,000 for the three months ended 2015 versus $614,000 for the same period of 2014. The increase in gains on the sale of SBA loans was driven by an increase in the number of SBA loans originated and sold during the third quarter of 2015. The Company recognized gains of $64,000 on the sale of investment securities for the three months ended September 30, 2015 compared to $0 in the same period of 2014.  Service charges, fees and other operating income, comprised primarily of servicing fees on SBA loans and deposit and loan service charges, totaled $656,000 for the third quarter of 2015, a decrease of $101,000 from the third quarter of 2014.

       Total noninterest income decreased by $387,000, or 6.9%, to $5.2 million for the nine months ended September 30, 2015, compared to $5.6 million for the nine months ended September 30, 2014. The Company recognized gains of $73,000 on sales of securities during the first nine months of 2015 compared to gains of $458,000 on sales of securities in the first nine months of 2014.  Gains on the sale of SBA loans were $2.7 million during the first nine months of 2015 compared to $2.8 million in the same period of 2014.  Service charges, fees and other operating income totaled $2.4 million for the first nine months of 2015, increasing $124,000, from the same period of 2014 due to an increase in the number of deposit accounts.

Noninterest Expenses

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

       Noninterest expenses increased by $1.0 million, or 10.4%, for the third quarter of 2015 compared to the same period in 2014. A detailed comparison of noninterest expenses for certain categories for the three months ended September 30, 2015 and September 30, 2014 is presented in the following paragraphs.

       Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $656,000, or 12.9%, for the third quarter of 2015 compared to the third quarter of 2014 driven primarily by annual merit increases along with increased staffing levels related to the Company’s growth strategy of adding and relocating stores.

       Occupancy expense and depreciation and amortization expense totaled $1.9 million, an increase of $162,000, or 9.3%, from the same quarter in 2014 as a result of the Company’s continuing growth and relocation strategy.

       Other real estate owned expenses totaled $425,000 during the third quarter of 2015, an increase of $49,000, or 13.0%, from the same quarter in 2014. The increase was a result of higher costs to carry foreclosed properties in the current period.

       Other operating expenses totaled $1.3 million during the third quarter of 2015, an increase of $153,000, or 13.1%, from the same quarter in 2014.  This increase was mainly attributable to transaction fees, telephone expense, and other expenses resulting from our growth strategy.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

       For the first nine months of 2015, noninterest expenses increased by $2.9 million, or 9.7%, compared to the first nine months of 2014. A detail of noninterest expenses for certain categories is presented in the following paragraphs.

       Salary expenses and employee benefits for the first nine months of 2015 were $16.7 million, an increase of $1.7 million, or 11.5%, compared to the first nine months of 2014 primarily driven by annual merit increases along with increased staffing levels related to the Company’s growth strategy of adding and relocating stores.

       Occupancy expense and depreciation and amortization expense totaled $5.8 million, an increase of $867,000, or 17.8%, from the first nine months of 2014 as a result of the Company’s continuing growth and relocation strategy.

       Other real estate owned expenses totaled $1.2 million for the first nine months of 2015, an increase of $111,000, or 10.5%, from the first nine months of 2014 primarily as a result of higher costs to carry foreclosed properties in the current period.

       Other operating expenses totaled $3.8 million during the first nine months of 2015, an increase of $363,000, or 10.5%, from the first nine months of 2014. This increase was mainly attributable to transaction fees, telephone expense, and other expenses resulting from our growth strategy.

       One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expense. For the third quarters of 2015 and 2014, this ratio equaled 2.82% and 3.12%. For the nine-month period ended September 30, 2015, the ratio equaled 2.87% compared to 3.13% for the nine-month period ended September 30, 2014, respectively, reflecting higher expenses related to the Company’s growth strategy of adding and relocating stores.

       Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. For the quarter ended September 30, 2015, the operating efficiency ratio was 95.1%, compared to 94.4% for the same period in 2014. The increase in the operating efficiency ratio relates to a 10.4% increase in total noninterest expense. The efficiency ratio equaled 95.3% for the first nine months of 2015, compared to 93.3% for the first nine months of 2014. The increase for the nine months ended September 30, 2015 versus September 30, 2014 was due to a 9.7% increase in noninterest expenses.

Provision (Benefit) for Federal Income Taxes

       The Company recorded a benefit for income taxes of $10,000 for the three months ended September 30, 2015, compared to a $6,000 benefit for the three months ended September 30, 2014.  For the nine months ended September 30, 2015, the Company recorded a benefit for income taxes of $17,000 compared to a $68,000 benefit for the nine months ended September 30, 2014. The $17,000 benefit recorded during the first nine months of 2015 was the net result of a tax provision in the amount of $321,000 calculated on the net profit generated during the period using the Company’s normal estimated tax rate, offset by an adjustment to the deferred tax asset valuation allowance in the amount of $338,000.  The effective tax rates for the three-month periods ended September 30, 2015 and 2014 were 20% and 15%, respectively, and for the nine month periods ended September 30, 2015 and 2014 were 20% and 25%, respectively, excluding an adjustment to the deferred tax asset valuation allowance.

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

       In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of September 30, 2015 and December 31, 2014.

       When calculating an estimate for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carry forwards as defined in ASC 740.  The Company did not use projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor in this analysis.  The Company will exclude future taxable income as a factor until it can show consistent and sustainable profitability.

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

       The net deferred tax asset balance before consideration of a valuation allowance was $19.6 million as of September 30, 2015 and December 31, 2014.  After assessment of all available tax planning strategies, the Company determined that a partial valuation allowance in the amount of $14.3 million as of September 30, 2015 and $14.7 million as of December 31, 2014 should be recorded.

The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.  When the determination is made to include projections of future taxable income as a factor in recovering the deferred tax asset, the valuation allowance will be reduced accordingly resulting in a corresponding increase in net income.

Net Income and Net Income per Common Share

       Net income for the third quarter of 2015 was $582,000, an increase of $285,000, compared to $297,000 recorded in the third quarter of 2014. The higher net income in third quarter of 2015 was due to a $786,000 increase in net interest income, a $233,000 increase in noninterest income and a $300,000 decrease in the loan loss provision, partially offset by a $1.0 million increase in noninterest expenses.

       Net income for the first nine months of 2015 was $1.6 million, an increase of $54,000, compared to $1.6 million recorded in the first nine months of 2014. The higher net income in the first nine months of 2015 was due to a $2.8 million increase in net interest income and a $600,000 decrease in the provision for loan losses, partially offset by a $2.9 million increase in noninterest expenses and a $387,000 decrease in noninterest income.

       Basic and fully-diluted net income per common share was $0.02 for the third quarter of 2015 compared to $0.01 for the third quarter of 2014. For the first nine months of 2014, basic and fully-diluted net income per common share was $0.04 compared to $0.05 for the nine months ended September 30, 2014.

Return on Average Assets and Average Equity

       Return on average assets (ROA) measures our net income in relation to our total average assets. Our annualized ROA for the third quarter of 2014 was 0.17%, compared to 0.11% for the third quarter of 2014. The ROA for the first nine months in 2015 and 2014 was 0.17% and 0.21%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 2.03% for the third quarter of 2015, compared to 1.06% for the third quarter of 2014. The ROE for the first nine months of 2015 was 1.93%, compared to 2.30% for the first nine months of 2014.

Commitments, Contingencies and Concentrations

Financial instruments, whose contract amounts represent potential credit risk, were commitments to extend credit of approximately $148.7 million and $138.4 million, and standby letters of credit of approximately $4.9 million and $3.8 million, at September 30, 2015 and December 31, 2014, respectively. These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $148.7 million of commitments to extend credit at September 30, 2015 were committed as variable rate credit facilities.

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

Regulatory Matters

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  Effective as of January 1, 2015, the new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements, which amount must be greater than 2.5% of total risk-weighted assets at January 1, 2019. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.  Management has reviewed the new standards and evaluated all options and strategies to ensure compliance with the new standards.  Both Republic and the Company met the “well capitalized” standards applicable to them as of September 30, 2015.

The following table presents the capital regulatory ratios for both Republic and the Company as of September 30, 2015, and December 31, 2014 (dollars in thousands):
	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2015:
Total risk based capital
Republic	$131,005	12.61%	$83,091	8.00%	$103,863	10.00%
Company	143,980	13.80%	83,438	8.00%	-	-%

Tier one risk based capital
Republic	122,682	11.81%	62,318	6.00%	83,091	8.00%
Company	135,657	13.01%	62,578	6.00%	-	-%

CET 1 risk based capital
Republic	122,682	11.81%	46,739	4.50%	67,511	6.50%
Company	113,857	10.92%	46,934	4.50%	-	-%

Tier one leveraged capital
Republic	123,297	9.30%	52,776	4.00%	65,970	5.00%
Company	114,472	10.24%	52,972	4.00%	-	-%

At December 31, 2014:
Total risk based capital
Republic	$132,460	14.04%	$75,491	8.00%	$94,364	10.00%
Company	142,556	15.10%	75,543	8.00%	-	-%

Tier one leveraged capital
Republic	120,924	12.81%	37,746	4.00%	56,618	6.00%
Company	131,020	13.88%	37,771	4.00%	-	-%

Tier one leveraged capital
Republic	120,924	10.37%	46,630	4.00%	58,288	5.00%
Company	131,020	11.23%	46,680	4.00%	-	-%

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

The Company’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $110.5 million at September 30, 2015, compared to $128.8 million at December 31, 2014.  Loan maturities and repayments are another source of asset liquidity. At September 30, 2015, Republic estimated that more than $45.0 million of loans would mature or repay in the three month period ending December 31, 2015. Additionally, the majority of its investment securities are available to satisfy liquidity requirements if necessary.  At September 30, 2015, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $153.6 million. Certificates of deposit scheduled to mature in one year totaled $59.6 million at September 30, 2015. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the Federal Home Loan Bank System (“FHLB”). The Company has established a line of credit with the FHLB of Pittsburgh with total borrowing capacity in the amount of $438.3 million as of September 30, 2015.  As of September 30, 2015 and December 31, 2014, the Company had no outstanding term borrowings with the FHLB.  The Company had no short-term borrowings at both September 30, 2015 and December 31, 2014.  As of September 30, 2015, FHLB had issued letters of credit, on Republic’s behalf, totaling $75.1 million against our available credit line. The Company has also established a contingency line of credit of $10.0 million with Atlantic Community Bankers Bank (“ACBB”) to assist in managing its liquidity position. The Company had no amounts outstanding against the ACBB line of credit at both September 30, 2015 and December 31, 2014.

On April 22, 2014, the Company issued 11,842,106 shares of its common stock for an aggregate purchase price of $45.0 million.  A registration statement covering the resale of these shares by such investors was declared effective May 22, 2014 by the SEC.

Investment Securities Portfolio

At September 30, 2015, the Company identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consist primarily of U.S Government Agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), municipal securities, corporate bonds, asset-backed securities and pooled trust preferred securities (CDO).  Available-for-sale securities totaled $209.1 million and $185.4 million as of September 30, 2015 and December 31, 2014, respectively.  At September 30, 2015, the portfolio had a net unrealized loss of $659,000 and a net unrealized gain of $129,000 at December 31, 2014.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others.  Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit, which was approximately $19.9 million at September 30, 2015.  Individual customers may have several loans often secured by different collateral.

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

The following table shows information concerning loan delinquency and non-performing assets as of the dates indicated (dollars in thousands):

	September 30, 2015	December 31, 2014
Loans accruing, but past due 90 days or more	$844	$-
Non-accrual loans	14,372	21,440
Total non-performing loans	15,216	21,440
Other real estate owned	13,773	3,715
Total non-performing assets	$28,989	$25,155

Non-performing loans as a percentage of total loans, net of unearned income(1)	1.80%	2.74%
Non-performing assets as a percentage of total assets	2.10%	2.07%

(1)
Non-performing loans are comprised of (i) loans that are on non-accrual basis and (ii) accruing loans that are 90 days or more past due. Non-performing assets are composed of non-performing loans and other real estate owned.

Non-performing assets increased by $3.8 million to $29.0 million as of September 30, 2015, from $25.2 million at December 31, 2014.  Non-accrual loans decreased by $7.1 million to $14.4 million as of September 30, 2015, from $21.4 million at December 31, 2014.  The increase in non-performing assets was primarily driven by one loan in the amount of $5.7 million that became more than ninety days delinquent and was transferred to non-accrual status in the current year.  In addition, non-accrual loans in the amount of $11.1 million were transferred to other real estate owned in the current year. Loans accruing, but past due 90 days or more were $844,000 as of September 30, 2015, compared to $0 at December 31, 2014 which was driven by one lending relationship which is well collateralized and in the process of collection. In addition to non-accrual loans, impaired loans also include loans that are currently performing but potential credit concerns with the borrowers’ financial condition have caused management to have doubts as to the ability of such borrowers to continue to comply with present repayment terms. At September 30, 2015 and December 31, 2014, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

The following table presents the Company’s 30 to 89 days past due loans at September 30, 2015 and December 31, 2014.

(dollars in thousands)	September 30, 2015	December 31, 2014
30 to 59 days past due	$200	$1,681
60 to 89 days past due	9,349	14,062
Total loans 30 to 89 days past due	$9,549	$15,743

Other Real Estate Owned

 The balance of other real estate owned increased by $10.1 million to $13.8 million at September 30, 2015 from $3.7 million at December 31, 2014.  This increase was primarily driven by the transfer of one asset from the loan portfolio during the second quarter of 2015.  The Company recorded a significant provision related to a single loan relationship during the fourth quarter of 2013 which it determined to be impaired in that period.  This loan was placed on non-accrual status during the second quarter of 2014 as a result of the delinquency in loan payments.  The Company reached settlement agreements with the borrowers in this relationship during the second quarter of 2015 at which time full ownership interest in the real estate which served as collateral for the loan was assigned to the Company.

 The following table presents a reconciliation of other real estate owned for the nine months ended September 30, 2015 and the year ended December 31, 2014:

(dollars in thousands)	September 30, 2015	December 31, 2014
Beginning Balance, January 1st	$3,715	$4,059
Additions	11,148	1,000
Valuation adjustments	(298)	(1,147)
Dispositions	(792)	(197)
Ending Balance	$13,773	$3,715

At September 30, 2015, the Company had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

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

       An analysis of the allowance for loan losses for the nine months ended September 30, 2015 and 2014, and the twelve months ended December 31, 2014 is as follows:

(dollars in thousands)	For the nine months ended September 30, 2015	For the twelve months ended December 31, 2014	For the nine months ended September 30, 2014

Balance at beginning of period	$11,536	$12,263	$12,263
Charge-offs:
Commercial real estate	2,623	364	364
Construction and land development	222	303	103
Commercial and industrial	325	1,185	435
Owner occupied real estate	133	150	-
Consumer and other	-	10	10
Total charge-offs	3,303	2,012	912
Recoveries:
Commercial real estate	4	5	-
Construction and land development	5	214	213
Commercial and industrial	48	166	52
Owner occupied real estate	-	-	-
Consumer and other	33	-	-
Total recoveries	90	385	265
Net charge-offs	3,213	1,627	647
Provision for loan losses	-	900	600
Balance at end of period	$8,323	$11,536	$12,216

Average loans outstanding(1) $	809,259	$724,331	$712,867
As a percent of average loans:(1)
Net charge-offs (annualized)	0.53%	0.22%	0.12%
Provision for loan losses (annualized)	-%	0.12%	0.11%
Allowance for loan losses	1.03%	1.59%	1.71%
Allowance for loan losses to:
Total loans, net of unearned income	0.98%	1.48%	1.62%
Total non-performing loans	54.70%	53.81%	52.71%

(1)	Includes non-accruing loans.

The Company did not record a provision for loan losses for the three and nine months ended September 30, 2015 compared to a $300,000 provision for the three months ended September 30, 2014 and a $600,000 provision for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, there were decreases in the allowance required for loans collectively evaluated for impairment.  The decrease associated with loans collectively evaluated for impairment was driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 54.70% at September 30, 2015, compared to 53.81% at December 31, 2014 and 52.71% at September 30, 2014. Total non-performing loans were $15.2 million, $21.4 million and $23.2 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively.  The decrease in non-performing loans was primarily driven by one loan in the amount of $9.6 million that was transferred from non-performing loans to other real estate owned during the second quarter of 2015.

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

Serious delinquency is often the first indicator of a potential charge-off. Reductions in appraised collateral values and deteriorating financial condition of borrowers and guarantors are factors considered when evaluating potential charge-offs. The likelihood of possible recoveries or improvements in a borrower’s financial condition are also assessed when considering a charge-off.  The Company recorded net charge-offs of $3.2 million during the nine month period ended September 30, 2015, compared to $647,000 during the nine month period ended September 30, 2014.  The increase in charge-offs was primarily the result of a single loan relationship which transferred to other real estate owned during the second quarter of 2015.  The provision for loan losses associated with this loan was recorded in a prior period.

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $6.0 million at September 30, 2015 compared to $17.8 million at December 31, 2014.

The following table provides additional analysis of partially charged-off loans.

(dollars in thousands)	September 30, 2015	December 31, 2014
Total nonperforming loans	$15,216	$21,440
Nonperforming and impaired loans with partial charge-offs	6,025	17,787

Ratio of nonperforming loans with partial charge-offs to total loans	0.71%	2.27%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	39.60%	82.96%
Coverage ratio net of nonperforming loans with partial charge-offs	138.14%	64.86%

The Company’s charge-off policy is reviewed on an annual basis and updated as necessary.  During the nine month period ended September 30, 2015, there were no changes made to this policy.

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2015 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended September 30, 2015.

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and Form 10-Q for the quarter ended June 30, 2015.  The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K and Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Exhibit Number	Description	Location

3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 8-K filed May 13, 2010

10.1	Employee Agreements, dated July 1, 2015, by and among named Executive Officers, Republic First Bancorp, Inc. and Republic First Bank	Incorporated by reference to Form 8-K filed July 14, 2015

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed herewith

32.1	Section 1350 Certification of Harry D. Madonna	Furnished herewith

32.2	Section 1350 Certification of Frank A. Cavallaro	Furnished herewith

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii)  Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015  and 2014, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: November 6, 2015	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer (principal executive officer)

Date: November 6, 2015	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)