Form 10-K
period 2015-12-31
REPUBLIC FIRST BANCORP INC
filed 2016-03-14
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015.
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___.

Commission File Number:  000-17007

REPUBLIC FIRST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2486815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South 16th Street, Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code 215-735-4422

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  [  ]   NO    [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES [  ]  NO [X]
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES  [X]   NO  [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months.   YES  [X]     NO  [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer [ ]	Accelerated filer [X ]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  [  ]    NO   [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $117,557,540 based on the last sale price on Nasdaq Global Market on June 30, 2015.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	37,837,253
Title of Class	Number of Shares Outstanding as of March 10, 2016

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

PART I

Item 1:  Business

Throughout this Annual Report on Form 10-K, the registrant, Republic First Bancorp, Inc., is referred to as the "Company" or as "we," "our" or "us". The Company's website address is www.myrepublicbank.com. The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed by the Company with the United States Securities and Exchange Commission ("SEC") are available free of charge on the Company's website under the Investor Relations menu. Such documents are available on the Company's website as soon as reasonably practicable after they have been filed electronically with the SEC.

Forward Looking Statements

This document contains "forward-looking statements," as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995.  These statements can be identified by reference to a future period or periods or by the use of words such as "would be," "could be," "should be," "probability," "risk," "target," "objective," "may," "will," "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions or variations on such expressions.  These forward-looking statements include, among others:  statements of goals, intentions and expectations, statements regarding the impact of accounting pronouncements, statements regarding prospects and business strategy, statements regarding allowance for loan losses, asset quality and market risk and estimates of future costs, benefits and results.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, and in addition to the "Risk Factors" discussed elsewhere in this Form 10-K, risks and uncertainties can arise with changes in or related to:

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's beliefs only as of the date hereof.  Except as required by applicable law or regulation, we do not undertake, and specifically disclaim any obligation, to update or revise any forward-looking statements to reflect any changed assumptions, any unanticipated events or any changes in the future.  Significant factors which could have an adverse effect on the operations and future prospects of the Company are detailed in the "Risk Factors" section included under Item 1A of Part I of this Annual Report on Form 10-K.  Readers should carefully review the risk factors included in this Annual Report on Form 10-K and in other documents the Company files from time to time with the SEC.

General

       Republic First Bancorp, Inc. was organized and incorporated under the laws of the Commonwealth of Pennsylvania in 1987 and is the holding company for Republic First Bank, which does business under the name Republic Bank, and we may refer to as Republic or the Bank throughout this document.  Republic offers a variety of credit and depository banking services. Such services are offered to individuals and businesses primarily in the Greater Philadelphia and Southern New Jersey area through their offices and branches in Philadelphia, Montgomery, and Delaware Counties in Pennsylvania and Camden, Burlington, and Gloucester Counties in New Jersey.

      Historically, our primary objective had been to position ourselves as an alternative to the large financial institutions for commercial banking services in the Greater Philadelphia and Southern New Jersey region.  However, in 2008, we made an important and strategic shift in our business approach, redirecting our efforts toward the creation of a major retail bank that would meet an important need in our existing marketplace. Focused on delivering high levels of customer service and satisfaction, driving innovation, developing a bold brand and creating shareholder value, Republic Bank sought to offer a banking experience that would turn customers into Fans.  As other banks began to turn toward automation for growth, Republic Bank took a different approach and chose not only to embrace advances in technology, but to also define itself by the personal touch.

      To achieve such a transformation, we recruited several key banking executives who had previously served in leadership roles at Commerce Bank, upon which this business model draws inspiration.  With a strong management team in place, along with adequate capital resources to support this revitalized vision, we began to build a unique brand with the goal of establishing ourselves as a premier financial institution in the Philadelphia metropolitan area.

      An important part of that strategic shift toward creating a retail and customer focused bank was the decision in 2010 to rebrand our stores from Republic First Bank to Republic Bank, which had been the name under which we had initially incorporated and operated from 1988-1996.  In support of that rebrand, we also renovated and remodeled the majority of our existing stores.  Further, we embraced critical service changes that reframed the Republic Bank brand and experience in the eyes of the consumer to include expanded hours, absolutely free checking, free coin counting, no ATM surcharges, mobile banking and much more.

      On the lending side, we also shifted away from our historic approach, which was primarily focused on business banking and isolated commercial lending transactions, in particular commercial real estate loans.  While restructuring our loan portfolio and deemphasizing the origination of commercial real estate loans, we also undertook a detailed review of our more significant credit relationships.  This review allowed us to reduce exposure, enhance our allowance for loan loss methodology and commit to originate fewer commercial real estate loans in an effort to reduce our credit concentrations in that particular category.

      Further, in December 2011, we completed the sale of several distressed commercial real estate loans and foreclosed properties to a single investor.  This transaction dramatically reduced our non-performing asset balances and significantly improved our credit quality metrics.  This loan sale was a cornerstone transaction in the transformation of Republic Bank.

      With these significant changes implemented, Republic Bank was then well-positioned to execute an aggressive expansion plan which was given the title, "The Power of Red is Back."  To support this growth strategy, we completed the sale of $45 million of common stock through a private placement offering in April 2014 which provided the necessary capital to implement our aggressive expansion plan.

      In 2014, we opened a new store in Cherry Hill, NJ, which unveiled for the first time our revolutionary glass building design. Existing stores were also relocated to new and improved sites in Media, PA and Voorhees, NJ.  We renovated and expanded our flagship store located in the heart of Center City Philadelphia to reflect our distinctive building design.

      The expansion plan continued to gain momentum in 2015 as we expanded our store network in Southern New Jersey by opening new stores in Glassboro, Marlton and Berlin.  In 2016, we expect to open additional stores as "The Power of Red" has proven to resonate with our growing customer base.

As of December 31, 2015, we had total assets of approximately $1.4 billion, total shareholders' equity of approximately $113.4 million, total deposits of approximately $1.2 billion, net loans receivable of approximately $866.1 million, and net income of $2.4 million. The Company has one reportable segment: community banking.  The community banking segment primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the areas surrounding our store network.

We provide banking services through the Bank, and do not presently engage in any activities other than traditional banking activities.

Republic Bank

  Republic is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania, and is subject to examination and comprehensive regulation by the Federal Deposit Insurance Corporation (FDIC) and the Pennsylvania Department of Banking and Securities.  The deposits held by the Bank are insured, up to applicable limits, by the Deposit Insurance Fund of the FDIC.

Service Area/Market Overview

Our primary service area consists of Greater Philadelphia and Southern New Jersey.  We presently conduct our principal banking activities through seventeen branch locations which are commonly referred to as "stores" throughout this document which reflects our retail oriented approach to customer service and convenience.  Eleven of these stores are located in Philadelphia and the surrounding suburbs of Plymouth Meeting, Bala Cynwyd, Ardmore, Abington, and Media in Pennsylvania.  There are also six stores located in Haddonfield, Cherry Hill, Voorhees, Glassboro, Marlton, and Berlin in the southern New Jersey market. Our commercial lending activities extend beyond our primary service area, to include other counties in Pennsylvania and New Jersey, as well as parts of Delaware, Maryland, New York and other out-of-market opportunities.

Competition

We face substantial competition from other financial institutions in our service area.  Competitors include Wells Fargo, Citizens, PNC, Santander, TD Bank and Bank of America, as well as many local community banks.  In addition, we compete directly with savings banks, savings and loan associations, finance companies, credit unions, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders and other institutions for deposits, commercial loans, mortgages and consumer loans, as well as other services.  Competition among financial institutions is based upon a number of factors, including the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credit services, service charges, the convenience of banking facilities, locations and hours of operation and, in the case of loans to larger commercial borrowers, applicable lending limits.  Many of the financial institutions with which we compete have greater financial resources than we do, and offer a wider range of deposit and lending products.

Our legal lending limit to one borrower was approximately $20.6 million at December 31, 2015.  Loans above this amount may be made if the excess over the lending limit is participated to other institutions.  We are subject to potential intensified competition from new branches of established banks in the area as well as new banks that could open in our market area.  There are banks and other financial institutions, which serve surrounding areas, and additional out-of-state financial institutions, which currently, or in the future, may compete in our market. We compete to attract deposits and loan applications both from customers of existing institutions and from customers new to our market and we anticipate a continued increase in competition in our service area.

We believe that an attractive niche exists serving small to medium sized business customers not adequately served by our larger competitors, and we will seek opportunities to build commercial relationships to complement our retail strategy.  We believe small to medium-sized businesses will continue to respond in a positive manner to the attentive and highly personalized service we provide.

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

We also maintain a Small Business Lending team that specializes in the origination of loans guaranteed by the U.S. Small Business Administration ("SBA") to provide much needed credit to small businesses throughout our service area.  This team has developed into one of the top lenders under the SBA program in our region.  For the last several years they have been ranked as one of the top SBA lenders in the tri-state market of Pennsylvania, New Jersey and Delaware based on the dollar volume of loan originations.

We are members of the STAR™ and PLUS™ automated teller (ATM) networks, and Allpoint - America's Largest Surcharge Free ATM Network which enable us to provide our customers with free access to more than 55,000 ATMs worldwide. We currently have seventeen proprietary ATMs located in our store network.

Our lending activities generally are focused on small and medium sized businesses within the communities that we serve. Commercial real estate loans represent the largest category within our loan portfolio, amounting to approximately 40% of total loans outstanding at December 31, 2015.  Repayment of these loans is, in part, dependent on general economic conditions affecting our customers and various businesses within the community.  As a commercial lender, we are subject to credit risk. Economic and financial conditions could have an adverse effect on the ability of our borrowers to repay their loans.  To manage the challenges that the economic environment may present we have adopted a conservative loan classification system, continually review and enhance our allowance for loan loss methodology, and perform a comprehensive review of our loan portfolio on a regular basis.

Although management follows established underwriting policies and closely monitors loans through Republic's loan review officer, credit risk is still inherent in the portfolio.  The majority of Republic's loan portfolio is collateralized with real estate or other collateral; however, a portion of the commercial portfolio is unsecured, representing loans made to borrowers considered to be of sufficient financial strength to merit unsecured financing.  Republic makes both fixed and variable rate loans with terms typically ranging from one to five years. Variable rate loans are generally tied to the national prime rate of interest.

Branch Expansion Plans and Growth Strategy

We will carefully evaluate growth opportunities throughout 2016 and beyond.  Renovation and refurbishment of all existing store locations took place during 2009.  We opened three new stores located in Glassboro, Marlton, and Berlin, New Jersey utilizing our new and distinctive prototype building in 2015. The Bank anticipates the continuation of its expansion strategy through the opening of additional new stores in 2016. Relocation of other existing store locations may also occur in the future as we continue to enhance our brand and focus on constantly improving the customer experience. The opening and relocation of these stores is subject to regulatory approval.

Securities Portfolio

We maintain an investment securities portfolio.  We purchase investment securities that are in compliance with our investment policies, which are approved annually by our Board of Directors.  The investment policies address such issues as permissible investment categories, credit quality, maturities and concentrations.  At December 31, 2015 and 2014, approximately 78% and 71%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. government debt securities or U.S. government agency issued mortgage-backed securities.  Credit risk associated with these U.S. government debt securities and the U.S. government agency securities is minimal, with risk-based capital weighting factors of 0% and 20%, respectively.  The remainder of the securities portfolio consists of municipal securities, pooled trust preferred securities, corporate bonds, asset-backed securities, and Federal Home Loan Bank (FHLB) capital stock.

Supervision and Regulation

General

Republic, as a Pennsylvania state chartered bank, is not a member of the Federal Reserve System ("Federal Reserve") and is subject to supervision and regulation by the FDIC and the Pennsylvania Department of Banking and Securities. Our bank holding company is subject to supervision and regulation by the Board of Governors of the Federal Reserve under the Federal Bank Holding Company Act of 1956, as amended ("BHC Act").  As a bank holding company, our activities and those of Republic are limited to the business of banking and activities closely related or incidental to banking, and we may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act").  The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Consumer Financial Protection Bureau, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.  A summary of certain provisions of the Dodd-Frank Act is set forth below.
•    Source of Strength.  According to Federal Reserve policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary.  The Dodd-Frank Act codifies the source-of-strength doctrine and expands upon the Federal Reserve policy, defining "source of strength" to mean the "ability of a company that directly or indirectly controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution."

•    Increased Capital Standards and Enhanced Supervision.  The federal banking agencies established minimum leverage and risk-based capital requirements for banks and bank holding companies.  These new standards are summarized under "Capital Adequacy" below. The Dodd-Frank Act also requires capital requirements to be countercyclical such that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.

•    The Consumer Financial Protection Bureau ("Bureau").  The Dodd-Frank Act created the Bureau within the Federal Reserve.  The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.  The Bureau has broad rulemaking, supervisory and enforcement powers for a wide range of consumer protection laws applicable to banks with greater than $10 billion or more in assets.  Smaller institutions will be subject to rules promulgated by the Bureau, but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

•    Corporate Governance.  The Dodd-Frank Act requires publicly traded companies to provide their shareholders with 1) a non-binding shareholder vote on executive compensation; 2) a non-binding shareholder vote on the frequency of such vote; 3) disclosure of "golden parachute" arrangements in connection with specified change in control transactions; and 4) a non-binding shareholder vote on golden parachute arrangements in connection with these change in control transactions.

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

•    Interstate Banking and Branching.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Law") amended various federal banking laws then in effect to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions allowed for the acquisition by a bank holding company of a bank located in another state by merger or acquisition, although individual states had the ability to "opt out" of such provision.  The Dodd-Frank Act relaxes national branching requirements, allowing national and state banks to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered de novo in that state.

•     Deposit Insurance.   The Dodd-Frank Act permanently increased the maximum deposit insurance amount to $250,000 for insured deposits.  Amendments to the Federal Deposit Insurance Act, which were mandated by the Dodd-Frank Act, have revised the assessment base against which an insured depository institution's deposit insurance premiums paid to the Deposit Insurance Fund ("DIF") are calculated.  Under the amendments, the assessment base is no longer the institution's deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.  Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, by increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits by 2020 and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The Dodd- Frank Act also provided that, effective July 21, 2011, depository institutions may pay interest on demand deposits.  For further discussion of deposit insurance regulatory matters, see "Deposit Insurance and Assessments" below.

•    Transactions with Affiliates.  Under federal law, we are subject to restrictions that limit certain types of transactions between Republic and its non-bank affiliates.  In general, we are subject to quantitative and qualitative limits on extensions of credit, purchases of assets and certain other transactions involving us and our non-bank affiliates.  Transactions between Republic and its non-bank affiliates are required to be on arms length terms.  The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including expanding the definition of "covered transactions" and "affiliates," as well as increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.
•    Transactions with Insiders.  Under the Dodd-Frank Act, insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions.  Restrictions have also been placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, if representing more than 10% of capital, approved by the institution's board of directors.
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
Many of the requirements of the Dodd-Frank Act will be implemented over time, and most are subject to implementing regulations that have or will become effective over the course of several years.  Given the complexity associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies through regulations, the full extent of the impact such requirements will have on financial institutions' operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Gramm-Leach-Bliley Act

The federal Gramm-Leach-Bliley Act (the "GLB Act"), enacted in 1999 repealed the key provisions of the Glass Steagall Act so as to permit commercial banks to affiliate with investment banks (securities firms); amended the BHC Act to permit qualifying bank holding companies to engage in many types of financial activities that were not permitted for banks themselves; and permitted subsidiaries of banks to engage in a broad range of financial activities that were not permitted for banks themselves.

The result was to permit banking companies to offer a wider range of financial products and services to combine with other types of financial companies, such as securities and insurance companies. The impact of the GLB Act has, however, now been substantially limited by the Dodd-Frank Act and regulations issued by the Federal Reserve thereunder, specifically the so-called "Volcker Rule," which will limit the ability of banks and their affiliates to invest in, or to engage in, non-banking activities for their own account.

 The GLB Act created a new type of bank holding company called a "financial holding company" ("FHC").  An FHC is authorized to engage in any activity that is "financial in nature or incidental to financial activities" and any activity that the Federal Reserve determines is "complementary to financial activities" and does not pose undue risks to the financial system.  Among other things, "financial in nature" activities include securities underwriting and dealing, insurance underwriting and sales, and certain merchant banking activities.  A bank holding company qualifies to become an FHC if each of its depository institution subsidiaries is "well capitalized," "well managed," and has a rating under the Community Reinvestment Act ("CRA") of "satisfactory" or better.  A qualifying bank holding company becomes an FHC by filing with the Federal Reserve an election to become an FHC.  We have not elected to become an FHC.  Bank holding companies that do not qualify or elect to become FHCs will be limited in their activities to those previously permitted by law and regulation.

 In addition, the GLB Act provided significant new protections for the privacy of customer information.  These provisions apply to any company the business of which is engaging in activities permitted for an FHC, even if it is not itself an FHC.  The GLB Act subjected a financial institution to four new requirements regarding non-public information about a customer.  The financial institution must: adopt and disclose a privacy policy; give customers the right to "opt out" of disclosures to non-affiliated parties; not disclose any information to third party marketers; and follow regulatory standards to protect the security and confidentiality of customer information.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") comprehensively revised the laws affecting corporate governance, auditing and accounting, executive compensation and corporate reporting for entities, such as us, with equity or debt securities registered under the Exchange Act. Among other things, Sarbanes-Oxley and its implementing regulations have established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, and expanded the disclosure requirements for our corporate insiders. The requirements are intended to allow shareholders to more easily and efficiently monitor the performance of companies and directors.

Regulatory Restrictions on Dividends

Dividend payments by Republic to the holding company are subject to the Pennsylvania Banking Code of 1965 ("Banking Code") and the Federal Deposit Insurance Act ("FDIA"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under the Banking Code, Republic would be limited to $17.8 million of dividends payable plus an additional amount equal to its net profit for 2016, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios as discussed in "Capital Adequacy".

Federal regulatory authorities have adopted standards for the maintenance of adequate levels of regulatory capital by banks. Adherence to such standards further limits the ability of Republic to pay dividends to us.

Dividend Policy

We have not paid any cash dividends on our common stock, and have no plans to pay any cash dividends in 2016 or in the foreseeable future.  See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Form 10-K for more information.

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
As an FDIC-insured bank, Republic is subject to FDIC insurance assessments.  The FDIC regulations assess insurance premiums for small insured depository institutions based on a risk-based assessment system.  Under this assessment system, the FDIC evaluates the risk of each financial institution based on regulatory capital ratios and other supervisory factors. The rules base assessments on an institution's average consolidated total assets less its average tangible equity, as opposed to total deposits.  The base assessment rates for small insured depository institutions range from 2.5 to 9 basis points for the least risky institutions to 30 to 45 basis points for the riskiest.  The rate schedules will automatically adjust in the future as the Deposit Insurance Fund ("DIF") reserve ratio reaches certain milestones.
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
All FDIC-insured depository institutions pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board.  The bonds, commonly referred to as Financing Corporation ("FICO") bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. These assessments will continue until the FICO bonds mature in 2017 through 2019.

Capital Adequacy

The Federal Reserve has issued risk-based and leverage capital rules applicable to U.S. banking organizations such as the Company and Republic.  These guidelines are intended to reflect the relationship between the banking organization's capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items.  The Federal Reserve may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization's financial condition or actual or anticipated growth.
The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain.  Common equity Tier 1 capital generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interest in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions.  Tier 1 capital for banks and bank holding companies generally consists of the sum of common equity Tier 1 elements, non-cumulative perpetual preferred stock, and related surplus in certain cases and subject to limitations, minority interests in consolidated subsidiaries that do not qualify as common equity Tier 1 capital, less certain deductions.  Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses.  The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital.  Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 capital, subject to limitations.  However, the Federal Reserve's capital rule applicable to bank holding companies permanently grandfathers nonqualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital.  In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in Tier 1 capital; however, the Company was permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital.  The Company has made this election.
Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1, Tier 1, and total risk-based capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned to one of several categories of risk-weights, based primarily on relative risk.  Under the Federal Reserve's rules, Republic is required to maintain a minimum common equity Tier 1 capital ratio requirement of 4.5%, a minimum Tier 1 capital ratio requirement of 6%, a minimum total capital requirement of 8% and a minimum leverage ratio requirement of 4%.  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.  The capital conservation buffer, which is composed of common equity tier 1 capital, began on January 1, 2016 at the 0.625% level and will be phased in over a three year period (increasing by that amount on each January 1, until it reaches 2.5% on January 1, 2019).  Implementation of the deductions and other adjustments to common equity tier 1 capital began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015, 60% on January 1, 2016 and an additional 20% per year thereafter).
The new capital to risk-adjusted assets requirements (which includes the impact of the capital conservation buffer effective January 1, 2016) are as follows:
	Minimum Capital
	Effective January 1,		Well
	2015	2016	Capitalized
Common equity tier 1 capital ratio	4.5%	5.125%	6.5%
Tier 1 capital ratio	6.0%	6.625%	8.0%
Total capital ratio	8.0%	8.625%	10.0%

Republic is considered "well capitalized" under the Federal Reserve's prompt corrective action rules and the Company is considered "well capitalized" under the Federal Reserve's rules applicable to bank holding companies.
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

Future Legislative and Regulatory Developments

It is conceivable that compliance with current or future legislative and regulatory initiatives could require us to change certain business practices, impose significant additional costs on us, limit the products that we offer, result in a significant loss of revenue, limit our ability to pursue business opportunities in an efficient manner, require us to increase our regulatory capital, cause business disruptions, impact the value of assets that we hold or otherwise adversely affect our business, results of operations, or financial condition.  We have recently witnessed the introduction of a number of regulatory proposals that could substantially impact us and others in the financial services industry.  The extent of changes imposed by, and frequency of adoption of, any regulatory initiatives could make it more difficult for us to comply in a timely manner, which could further limit our operations, increase compliance costs or divert management attention or other resources.  The long-term impact of legislative and regulatory initiatives on our business practices and revenues will depend upon the successful implementation of our strategies, consumer behavior, and competitors' responses to such initiatives, all of which are difficult to predict.  Additionally, we may pursue, through appropriate avenues, legislative and regulatory advocacy to provide our input on possible legislative and regulatory developments.

Profitability, Monetary Policy and Economic Conditions

In addition to being affected by general economic conditions, the earnings and growth of Republic will be affected by the policies of regulatory authorities, including the Pennsylvania Department of Banking and Securities, the FDIC, and the Federal Reserve.  An important function of the Federal Reserve is to regulate the supply of money and other credit conditions in order to manage interest rates.  The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effects of such policies upon the future business, earnings and growth of Republic cannot be determined.

Employees

As of December 31, 2015, we had a total of 277 full-time equivalent employees.

Item 1A:  Risk Factors

In addition to the other information included elsewhere in this report and in "Management's Discussion and Analysis of Results of Operations and Financial Condition," the following factors could significantly affect our business, financial condition, results of operations, or future prospects. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, or future prospects.  If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may be materially adversely affected. There may be additional risks that we do not presently know or that we currently believe are immaterial which could also materially adversely affect our business, financial condition, results of operations, or future prospects.

We are subject to credit risk in connection with our lending activities, and our financial condition and results of operations may be negatively impacted by economic conditions and other factors that adversely affect our borrowers.
Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner.  Lending money is a significant part of the banking business.  Borrowers, however, do not always repay their loans.  The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan, and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors.  Despite our efforts, we do and will experience loan losses, and our financial condition and results of operations will be adversely affected. Our non-performing assets were approximately $23.9 million at December 31, 2015.  Our allowance for loan losses was approximately $8.7 million at December 31, 2015.  Our loans between thirty and eighty-nine days delinquent totaled $12.2 million at December 31, 2015.

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
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, require our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods.  Critical estimates are made by management in determining, among other things, the allowance for loan losses, carrying values of other real estate owned, assessment of other than temporary impairment ("OTTI") of investment securities, fair value of financial instruments, and the realization of deferred income taxes.  If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially adversely effected.
Our results of operations may be materially and adversely affected by other-than-temporary impairment charges relating to our investment portfolio.
In prior years we recorded other-than-temporary impairment charges for certain bank pooled trust preferred securities, and we may be required to record future impairment charges on our investment securities if they suffer declines in value that we determine are other-than-temporary. Numerous factors, including the lack of liquidity for re-sales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the Bank's ability to pay dividends, which could materially adversely affect us. Significant impairment charges could also negatively impact our regulatory capital ratios and result in us not being classified as "well-capitalized" for regulatory purposes.
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
We are a holding company and depend on dividends, distributions and other payments from Republic to fund dividend payments, if any, and to fund all payments on obligations. Republic and its subsidiaries are subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to us.  Restrictions or regulatory actions of that kind could impede our access to funds that we may need to make payments on our obligations or dividend payments, if any.  In addition, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors.
Our business is concentrated in and dependent upon the continued growth and welfare of our primary market area.

Our primary service area consists of Greater Philadelphia and Southern New Jersey.  Our success depends upon the business activity, population, income levels, deposits and real estate activity in this area.  Although our customers' businesses and financial interests may extend well beyond this area, adverse economic conditions that affect our primary service area could reduce our growth rate, affect the ability of our customers to repay their loans to us, and generally adversely affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.
Unfavorable economic and financial market conditions may adversely affect our financial position and results of operations.
Although the U.S. economy has continued to gradually improve from the depressed levels of 2008 and early 2009, economic growth has been slow and uneven.  We are operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and globally. While economic conditions in the United States have gradually improved, there can be no assurance that these difficult conditions will not re-emerge.

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
As of December 31, 2015, we had approximately $29.9 million of U.S. Federal net operating loss carryforwards, referred to as "NOLs," available to reduce taxable income in future years.
Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, referred to as the "Code." These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs. The limitation imposed by Section 382 for any post-change year would be determined by multiplying the value of our stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains which may be present with respect to assets held by us at the time of the ownership change that are recognized in the five-year period after the ownership change.
In addition, the ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs may expire before we generate sufficient taxable income. There were no NOLs that expired in the fiscal years ended December 31, 2015 and December 31, 2014. There are no NOLs that could expire if not utilized for the year ending December 31, 2016.
Our assets as of December 31, 2015 included a deferred tax asset and we may not be able to realize the full amount of such asset.
We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2015, the net deferred tax asset was approximately $6.5 million, compared to a balance of approximately $5.0 million at December 31, 2014.
We regularly review our deferred tax assets for recoverability to determine whether it is more likely than not (i.e. likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence.  If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods, a valuation allowance is calculated and recorded.  These determinations are inherently subjective and dependent upon estimates and judgments concerning management's evaluation of both positive and negative evidence.
Based on the analysis of the available positive and negative evidence, we determined that a valuation allowance should be recorded as of December 31, 2015.  We did not use projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor to project recoverability of the deferred tax asset balance.   We will exclude future taxable income as a factor until we can show consistent and sustained profitability. The release of this valuation allowance would have a positive impact on future earnings.  There can be no assurance as to when we could be in a position to recapture the benefits of our deferred tax asset.  Further discussion on the analysis of our deferred tax asset can be found in the "Provision (Benefit) for Income Taxes" section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We may not be able to manage our growth, which may adversely impact our financial results.
As part of our retail growth strategy, we may expand into additional communities or attempt to strengthen our position in our current markets by opening new stores and acquiring existing stores of other financial institutions.  To the extent that we undertake additional stores openings and acquisitions, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management's time and attention and general disruption to our business.
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
In recent years, we have been successful in attracting new and talented employees to Republic, to add to our management team.   We believe that our ability to successfully implement our retail strategy will require us to retain and attract additional management experienced in banking and financial services, and familiar with the communities in our market.  Our ability to retain executive officers, the current management team, branch managers and loan officers of Republic will continue to be important to the successful implementation of our strategy.  It is also critical, as we grow, to be able to attract and retain additional members of the management team and qualified loan officers with the appropriate level of experience and knowledge about our market areas to implement the community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.
We are subject to numerous governmental regulations and to comprehensive examination and supervision by regulators, which could have an adverse impact on our operations and could restrict the scope of our operations.
Both the Company and Republic operate in a highly regulated environment and are subject to supervision and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve System, the FDIC and the Pennsylvania Department of Banking and Securities ("PDB"). We are subject to federal and state regulations governing virtually all aspects of our activities, including lines of business, capital, liquidity, investments, payment of dividends, and others. Regulations that apply to us are generally intended to provide protection for depositors and customers rather than investors.
We are subject to extensive regulation and supervision under federal and state laws and regulations. See Item 1. Business - Supervision and Regulation. The requirements and limitations imposed by such laws and regulations limit the manner in which we conduct our business, undertake new investments and activities and obtain financing.  Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is within our control. For example, Basel III regulations adopted by the federal bank regulatory agencies require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards.  Compliance with these rules could impose additional costs on banking entities and their holding companies.  Management has reviewed the new standards and will continue to evaluate all options and strategies to ensure ongoing compliance with the new standards, notwithstanding Republic's current status as well-capitalized.
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
We maintain disclosure controls and procedures designed to ensure that we timely report information as specified in the rules and forms of the Securities and Exchange Commission.  We also maintain a system of internal control over financial reporting.  These controls may not achieve their intended objectives.  Control processes that involve human diligence and compliance, such as our disclosure controls and procedures and internal control over financial reporting, are subject to lapses in judgment and breakdowns resulting from human failures.  Controls can also be circumvented by collusion or improper management override.  Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected and that information may not be reported on a timely basis.  If our controls are not effective, it could have a material adverse effect on our financial condition, results of operations, and market for our common stock, and could subject us to regulatory scrutiny.
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
Federal banking regulators require us, and Republic, to maintain capital to support our operations.  Regulatory capital ratios are defined and required ratios are established by laws and regulations promulgated by banking regulatory agencies.  At December 31, 2015, our regulatory capital ratios were above "well capitalized" levels under current bank regulatory guidelines. To be "well capitalized," banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Common Equity Tier 1 ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%. Regulators, however, may require us, or Republic, to maintain higher regulatory capital ratios.

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

Our common stock is currently traded on the Nasdaq Global Market.  During 2015, the average daily trading volume for our common stock was approximately 83,900 shares.  Sales of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

Our common stock is subordinate to our existing and future indebtedness and any preferred stock and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.

Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the prior dividend and liquidation rights of holders of any classes or series of preferred stock that our Board of Directors may designate and issue without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries' liquidation or reorganization is subject to the prior claims of that subsidiary's creditors and preferred shareholders. As of December 31, 2015, we had $22.5 million of outstanding debt.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management's report on internal control over financial reporting. While we have reported no material weaknesses in the Form 10-K for the fiscal year ended December 31, 2015, we cannot guarantee that we will not have any material weaknesses in the future.

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

Our articles of incorporation and bylaws contain certain anti-takeover provisions that may make it more difficult or expensive or may discourage a tender offer, change in control or takeover attempt that is opposed by our Board of Directors.  In particular, the articles of incorporation and bylaws classify our Board of Directors into three groups, so that shareholders elect only approximately one-third of the Board each year; permit shareholders to remove directors only for cause and only upon the vote of the holders of at least 75% of the voting shares; require our shareholders to give us advance notice to nominate candidates for election to the Board of Directors or to make shareholder proposals at a shareholders' meeting; require the vote of the holders of at least 60% of our voting shares for shareholder amendments to our bylaws; require the vote of the holders of at least 75% of our voting shares to approve certain business combinations; and restrict the holdings and voting rights of shareholders who would acquire more than 10% of our outstanding common stock without the approval of two-thirds of our Board of Directors.  These provisions of our articles of incorporation and bylaws could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of our shareholders may consider such proposals desirable.  Such provisions could also make it more difficult for third parties to remove and replace the members of our Board of Directors.  Moreover, these provisions could diminish the opportunities for shareholders to participate in certain tender offers, including tender offers at prices above the then-current market value of our common stock, and may also inhibit increases in the trading price of our common stock that could result from takeover attempts or speculation.

In addition, anti-takeover provisions in Pennsylvania law could make it more difficult for a third party to acquire control of us. These provisions could adversely affect the market price of our common stock and could reduce the amount that shareholders might receive if we are sold.  For example, Pennsylvania law may restrict a third party's ability to obtain control of us and may prevent shareholders from receiving a premium for their shares of our common stock.  Pennsylvania law also provides that our shareholders are not entitled by statute to propose amendments to our articles of incorporation.

Item 1B:  Unresolved Staff Comments

None.

Item 2:  Description of Properties

The Company currently leases its headquarters, executive offices, and twelve store locations under lease agreements that expire at various dates in the future.  The spaces covered by these leases range in square footage from approximately 800 square feet to 40,000 square feet.  Please see Note 11 "Commitments and Contingencies" to the Consolidated Financial Statements for further information regarding the leases.  In addition, the Company owns eight properties utilized for store locations.  Five of the stores are open and operating today, one is currently under construction and the remaining two are scheduled to begin construction during 2016.  Management believes these facilities are adequate to meet the Company's present and immediately foreseeable needs from a real estate perspective.

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

Item 4:  Mine Safety Disclosures
Not applicable.

PART II

Item 5:  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Shares of the Company's class of common stock are listed on the Nasdaq Global Market under the symbol "FRBK."  The table below sets forth the high and low sales prices reported for the common stock on the Nasdaq Global Market for the periods indicated.   As of March 10, 2016, there were approximately 5,300 record holders of the Company's common stock.  On March 10, 2016, the closing price of a share of common stock on The Nasdaq Stock Market LLC was $4.14.

Quarter	High	Low
2015:
4th	$4.67	$3.53
3rd	$4.03	$3.32
2nd	$3.73	$3.36
1st	$3.94	$3.27

2014:
4th	$4.32	$3.61
3rd	$5.18	$3.86
2nd	$6.00	$3.48
1st	$4.59	$2.86

Dividend Policy
The Company has not paid any cash dividends on its common stock and has no plans to pay cash dividends during 2016.  The Company's ability to pay dividends depends primarily on receipt of dividends from the Company's subsidiary, Republic.  Dividend payments from Republic are subject to legal and regulatory limitations.  The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.

Item 6:  Selected Financial Data
	As of or for the Years Ended December 31,
(dollars in thousands, except per share data)	2015	2014	2013	2012	2011

INCOME STATEMENT DATA
Total interest income	$45,436	$40,473	$37,205	$38,260	$38,273
Total interest expense	5,381	4,644	4,590	6,366	8,199
Net interest income	40,055	35,829	32,615	31,894	30,074
Provision for loan losses	500	900	4,935	1,350	15,966
Non-interest income	9,943	8,017	9,216	8,828	10,581
Non-interest expenses	47,091	40,550	40,411	35,902	41,200
Income (loss) before provision (benefit) for income taxes	2,407	2,396	(3,515)	3,470	(16,511)
Provision (benefit) for income taxes	(26)	(46)	(35)	(144)	8,191
Net income (loss)	$2,433	$2,442	$(3,480)	$3,614	$(24,702)

PER SHARE DATA
Basic earnings (loss) per share	$0.06	$0.07	$(0.13)	$0.14	$(0.95)
Diluted earnings (loss) per share	$0.06	$0.07	$(0.13)	$0.14	$(0.95)
Book value per share	$3.00	$2.98	$2.42	$2.69	$2.50

BALANCE SHEET DATA
Total assets	$1,439,443	$1,214,598	$961,665	$988,658	$1,047,353
Total loans, net	866,066	770,404	667,048	608,359	577,442
Total investment securities	460,131	254,402	206,482	193,142	179,784
Total deposits	1,249,298	1,072,230	869,534	889,201	952,611
Short-term borrowings	47,000	-	-	-	-
Subordinated debt	22,476	22,476	22,476	22,476	22,476
Total shareholders' equity	113,375	112,811	62,899	69,902	64,851

PERFORMANCE RATIOS
Return on average assets	0.19%	0.23%	(0.37)%	0.37%	(2.68)%
Return on average shareholders' equity	2.14%	2.51%	(5.07)%	5.36%	(28.68)%
Net interest margin	3.29%	3.56%	3.66%	3.53%	3.59%
Total non-interest expenses as a percentage of average assets	3.59%	3.80%	4.25%	3.70%	4.47%

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of loans	0.99%	1.48%	1.81%	1.54%	2.04%
Allowance for loan losses as a percentage of non-performing loans	68.95%	53.81%	117.69%	59.46%	106.52%
Non-performing loans as a percentage of total loans	1.44%	2.74%	1.53%	2.60%	1.92%
Non-performing assets as a percentage of total assets	1.66%	2.07%	1.51%	2.52%	1.70%
Net charge-offs as a percentage of average loans, net	0.41%	0.22%	0.35%	0.63%	2.44%

LIQUIDITY AND CAPITAL RATIOS
Average equity to average assets	8.67%	9.12%	7.22%	6.95%	9.34%
Leverage ratio	9.65%	11.23%	8.59%	9.01%	8.77%
CET 1 capital to risk-weighted assets	10.42%	-	-	-	-
Tier 1 capital to risk-weighted assets	12.40%	13.88%	10.28%	11.48%	11.81%
Total capital to risk-weighted assets	13.19%	15.10%	11.53%	12.73%	13.09%

Item 7:  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with Item 6 "Selected Financial Data" and the consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth in Item 1A, entitled, "Risk Factors" and elsewhere in this report may cause actual results to differ materially from those projected in the forward-looking statements.

Executive Summary

      We continue to expand our presence in the Philadelphia region through an aggressive growth strategy which we refer to as "The Power of Red is Back." The goal of this expansion plan is to increase our store footprint while providing legendary customer service. During 2015 we welcomed thousands of new customers into our stores and won them over with exceptional service. The growth in asset, loan and deposit balances clearly demonstrates our ongoing success with this strategy. While we continue to make significant investments to build a new bank, we are very pleased with our ability to maintain consistent, profitable results from an income statement perspective.
      The new stores opened in Glassboro, Marlton and Berlin, NJ during 2015 have performed exceptionally well.  We ended the year with stores under construction in Washington Township, NJ and Wynnewood, PA and several more in various stages of development for future openings.

The highlights for the year ended December 31, 2015 are as follows:

•	Total assets increased by $225 million, or 19%, to $1.4 billion as of December 31, 2015 compared to $1.2 billion as of December 31, 2014.

•	Non-interest bearing demand deposits increased by 9% to $244 million as of December 31, 2015 compared to $224 million as of December 31, 2014.

•	Total deposits increased by $177 million, or 17%, to $1.2 billion as of December 31, 2015 compared to $1.1 billion as of December 31, 2014. The cost of funds on interest bearing deposits decreased to 0.46% for the year ended December 31, 2015 compared to 0.47% for the year ended December 31, 2014.

•	Total loans grew $93 million, or 12%, to $875 million as of December 31, 2015 compared to $782 million at December 31, 2014.

•	SBA lending continued to be a focal point of the Company's lending strategy. More than $41 million in new SBA loans were originated during the year ended December 31, 2015. Our team is currently ranked as the #1 SBA lender in the tri-state market of New Jersey, Pennsylvania, and Delaware based on the dollar volume of loan originations.

•	Asset quality improved as non-performing loans decreased to $12.6 million, or 1.44% of total loans at December 31, 2015 compared to $21.4 million, or 2.74% of total loans at December 31, 2014. Non-performing assets decreased to $23.9 million, or 1.66% of total assets at December 31, 2015 compared to $25.2 million, or 2.07% of total assets at December 31, 2014.

•	The Company's Total Risk-Based Capital ratio was 13.19% and Tier I Leverage ratio was 9.65% at December 31, 2015.

•	Book value per common share was $3.00 as of December 31, 2015.

•	In 2015, we opened three new locations in Glassboro, Marlton and Berlin, NJ that feature our new and distinctive prototype building. There are also several additional sites in various stages of development for future store locations.

•	Our Cherry Hill, NJ store, which opened in March 2014, has grown to more than $100 million in core deposits during 2015.

Non-GAAP Based Financial Measures

       The Company's selected financial data contains non-GAAP financial measures calculated using non-GAAP amounts.  These measures include tangible book value per common share and average equity to average assets.  Management uses these non-GAAP measures to present historical periods comparable to the current period presentation.  In addition, management believes the use of these non-GAAP measures provides additional clarity when assessing the Company's financial results and use of equity.  These disclosures should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

Critical Accounting Policies, Judgments and Estimates

In reviewing and understanding our financial information, you are encouraged to read and understand the significant accounting policies used in preparing the consolidated financial statements. These policies are described in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. The accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis including those related to the allowance for loan losses, carrying values of other real estate owned, other than temporary impairment of securities, fair value of financial instruments and deferred income taxes.  Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies related to the allowance for loan losses, other-than-temporary impairment of securities, other real estate owned, and deferred income taxes as being critical.

Allowance for Loan Losses - Management's ongoing evaluation of the adequacy of the allowance for loan losses is based on our past loan loss experience, the volume and composition of our lending, adverse situations that may affect a borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors affecting the known and inherent risk in the portfolio.  The allowance for loan losses is increased by charges to income through the provision for loan losses and decreased by charge-offs (net of recoveries). The allowance is maintained at a level that management, based upon its evaluation, considers adequate to absorb losses inherent in the loan portfolio. This evaluation is inherently subjective as it requires material estimates including, among others, the amount and timing of expected future cash flows on impacted loans, exposure at default, value of collateral, and estimated losses on our commercial and residential loan portfolios. All of these estimates may be susceptible to significant change.

The allowance consists of specific allowances for impaired loans, a general allowance on the remainder of the portfolio, and an unallocated component to account for a level of imprecision in management's estimation process. Although management determines the amount of each element of the allowance separately, the allowance for loan losses is available for the entire loan portfolio.

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

Management also establishes a general allowance on non-impaired loans to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular loans. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends, and management's evaluation of the collectability of the loan portfolio.

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

The allowance is adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting its primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The applied loss factors are re-evaluated each reporting period to ensure their relevance in the current economic environment.

While management uses the best information known to it in order to make loan loss allowance valuations, adjustments to the allowance may be necessary based on changes in economic and other conditions, changes in the composition of the loan portfolio, or changes in accounting guidance. In times of economic slowdown, either regional or national, the risk inherent in the loan portfolio could increase resulting in the need for additional provisions to the allowance for loan losses in future periods. An increase could also be necessitated by an increase in the size of the loan portfolio or in any of its components even though the credit quality of the overall portfolio may be improving. Historically, the estimates of the allowance for loan loss have provided adequate coverage against actual losses incurred.  In addition, the Pennsylvania Department of Banking and Securities and the FDIC, as an integral part of their examination processes, periodically review the allowance for loan losses. The Pennsylvania Department of Banking and Securities or the FDIC may require the recognition of adjustment to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management's estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

Other Real Estate Owned - Other real estate owned consists of assets acquired through, or in lieu of, loan foreclosure.  They are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less the cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from other real estate owned.

Income Taxes - Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of various deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. Management also estimates a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, management's estimates and judgments to calculate the deferred tax accounts have not required significant revision.

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

Results of Operations

For the year ended December 31, 2015 as compared to the year ended December 31, 2014

We reported net income of $2.4 million, or $0.06 per share, for the twelve months ended December 31, 2015 compared to net income of $2.4 million, or $0.07 per share, for the twelve months ended December 31, 2014.
Net interest income for the twelve months ended December 31, 2015 increased $4.2 million to $40.1 million as compared to $35.8 million for the twelve months ended December 31, 2014.  Interest income increased $5.0 million, or 12.3%, due primarily to an increase in average loans receivable and investment securities balances. Interest expense increased $737,000 or 15.9%, primarily due to an increase in average deposit balances.

We recorded a loan loss provision in the amount of $500,000 for the twelve months ended December 31, 2015 compared to a provision of $900,000 during the twelve months ended December 31, 2014.  The lower provision recorded for the twelve months ended December 31, 2015 was driven by a decrease in the reserve required for loans individually evaluated for impairment in 2015.
Non-interest income increased $1.9 million to $9.9 million during the twelve months ended December 31, 2015 as compared to $8.0 million during the twelve months ended December 31, 2014 primarily driven by a $2.6 million insurance settlement recorded in 2015 which was related to a bond claim against a corporate insurance policy originally submitted in 2010.
Non-interest expenses increased $6.5 million to $47.1 million during the twelve months ended December 31, 2015 as compared to $40.6 million during the twelve months ended December 31, 2014.  The increase was primarily driven by higher salaries, employee benefits, occupancy and equipment expenses associated with the addition of new stores related to our expansion strategy which we refers to as "The Power of Red is Back." In addition, we made a decision in 2015 to aggressively pursue a potential sale of our largest OREO asset resulting in a write-down of approximately $2.2 million.

Return on average assets and average equity from continuing operations were 0.19% and 2.14%, respectively, during the twelve months ended December 31, 2015 compared to 0.23% and 2.51%, respectively, for the twelve months ended December 31, 2014.

Average Balances and Net Interest Income

Historically, our earnings have depended primarily upon Republic's net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods average assets, liabilities, and shareholders' equity, interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and Republic's net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency, using a rate of 35% in 2015, 2014, and 2013.

Average Balances and Net Interest Income

	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest earning assets	$106,876	$278	0.26%	$75,593	$187	0.25%	$67,307	$185	0.27%
Investment securities and restricted stock	309,018	7,692	2.49%	217,939	5,613	2.58%	192,315	4,820	2.51%
Loans receivable	820,820	38,072	4.64%	724,231	35,052	4.84%	640,233	32,523	5.08%
Total interest-earning assets	1,236,714	46,042	3.72%	1,017,763	40,852	4.01%	899,855	37,528	4.17%
Other assets	74,505			50,302			50,616
Total assets	$1,311,219			$1,068,065			$950,471

Interest bearing liabilities:
Demand – non-interest bearing	$235,810			$189,810			$149,125
Demand – interest bearing	349,055	1,401	0.40%	233,693	888	0.38%	192,224	825	0.43%
Money market & savings	508,846	2,170	0.43%	439,484	1,929	0.44%	417,652	1,786	0.43%
Time deposits	73,819	695	0.94%	78,073	719	0.92%	92,484	867	0.94%
Total deposits	1,167,530	4,266	0.37%	941,060	3,536	0.38%	851,485	3,478	0.41%
Total interest bearing deposits	931,720	4,266	0.46%	751,250	3,536	0.47%	702,360	3,478	0.50%
Other borrowings	22,640	1,115	4.92%	22,530	1,108	4.92%	22,476	1,112	4.95%
Total interest-bearing liabilities	954,360	5,381	0.56%	773,780	4,644	0.60%	724,836	4,590	0.63%
Total deposits and other borrowings	1,190,170	5,381	0.45%	963,590	4,644	0.48%	873,961	4,590	0.53%
Non-interest bearing other liabilities	7,340			7,084			7,902
Shareholders' equity	113,709			97,391			68,608
Total liabilities and shareholders' equity	$1,311,219			$1,068,065			$950,471

Net interest income(2)		$40,661			$36,208			$32,938
Net interest spread			3.16%			3.41%			3.54%
Net interest margin(2)			3.29%			3.56%			3.66%

(1) Yields on investments are calculated based on amortized cost.
(2) Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $606, $379, and $323 in 2015, 2014, and 2013, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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
	Year ended December 31, 2015 vs. 2014			Year ended December 31, 2014 vs. 2013
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$81	$10	$91	$20	$(18)	$2
Securities	2,267	(188)	2,079	660	133	793
Loans	4,448	(1,428)	3,020	4,006	(1,477)	2,529
Total interest-earning assets	6,796	(1,606)	5,190	4,686	(1,362)	3,324

Interest expense:
Deposits
Interest-bearing demand deposits	$463	$50	$513	$158	$(95)	$63
Money market and savings	293	(52)	241	96	47	143
Time deposits	(40)	16	(24)	(133)	(15)	(148)
Total deposit interest expense	716	14	730	121	(63)	58
Other borrowings	-	7	7	1	(5)	(4)
Total interest expense	716	21	737	122	(68)	54
Net interest income	$6,080	$(1,627)	$4,453	$4,564	$(1,294)	$3,270

       Net Interest Income and Net Interest Margin

      Net interest income, on a fully tax-equivalent basis, for the twelve months of 2015 increased by $4.5 million, or 12.3%, over the same period in 2014. Interest income on interest-earning assets totaled $46.0 million for the twelve months of 2015, an increase of $5.2 million, compared to the same period in 2014. The increase in interest income earned was the result of an increase in the average balance of loans receivable and investment securities that helped to offset a 20 bp decrease in the yield on loans receivable. Total interest expense for the twelve months of 2015 increased $737,000, or 15.9%, to $5.4 million from $4.6 million over the same period in 2014. Interest expense on deposits increased by $730,000, or 20.6%, for the twelve months of 2015 versus the same period of 2014. Interest expense on other borrowings increased by $7,000 for the twelve months of 2015 compared to the same period in 2014.

       Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.16% during the twelve months of 2015 versus 3.41% during the twelve months of 2014. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets.  For the twelve months of 2015 and 2014, the fully tax-equivalent net interest margin was 3.29% and 3.56%, respectively.  The net interest margin for the year ending December 31, 2015 decreased primarily as a result of a decrease in the yield on loans receivable.

 Provision for Loan Losses

 We recorded a provision for loan losses in the amount of $500,000 for the twelve months ended December 31, 2015 compared to a $900,000 provision for the twelve months ended December 31, 2014. The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.

The provision recorded for the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014 decreased due to an improvement in asset quality, which resulted in a reduction in the allowance for loan losses  required for loans individually evaluated for impairment in 2015.
Non-Interest Income

       Total noninterest income for the twelve months of 2015 increased by $1.9 million, or 24.0%, from the same period in 2014. We recorded a $2.6 million insurance settlement in 2015 which was related to a  claim against a corporate insurance policy originally submitted in 2010.  Loan advisory and servicing fees increased by $774 thousand in 2015 due to higher servicing fee income on SBA loans. Service fees on deposit accounts increased by $496,000 in 2015 compared to 2014 due to the growth in the number of customer accounts and deposit balances. We recognized gains of $108,000 on the sale of investment securities during 2015 compared to gains of $458,000 on the sale of investment securities in 2014. Gains recognized on the sale of SBA loans were $3.1 million during the twelve months of 2015 compared to $4.7 million in the same period of 2014 primarily due to a decrease in the volume of loans originated and sold in 2015.

Non-Interest Expenses

In 2015, noninterest expenses increased by $6.5 million, or 16.1%, compared to 2014. An explanation of changes in noninterest expenses for certain categories is presented in the following paragraphs.

       Salary expenses and employee benefits in 2015 were $22.5 million, an increase of $2.4 million, or 11.9%, compared to 2014 primarily driven by annual merit increases along with increased staffing levels related to our aggressive growth strategy of adding and relocating stores, which we refer to as "The Power of Red is Back."

       Occupancy related expenses increased by $1.4 million, or 20.8%, in 2015 compared to 2014, also as a result of the growth and relocation strategy. Three new stores were opened during 2015 and two additional sites were under construction at year end.

       Other real estate owned expenses totaled $4.2 million during 2015, an increase of $2.4 million, when compared to 2014 primarily due to higher writedowns on foreclosed assets held in other real estate owned. A writedown of $2.2 million was recorded against the largest asset held in other real estate owned during 2015 as a result of our decision to aggressively pursue a potential sale of this asset.

       In addition, minor increases in data processing, other operating expenses, regulatory assessments, insurance, other taxes, and advertising for the twelve months of 2015 versus the same period last year were offset by minor decreases in legal expenses and professional fees.

       One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expense. For the twelve month period ended December 31, 2015, the ratio equaled 2.83% compared to 3.05% for the twelve month period ended December 31, 2014, respectively, reflecting higher average assets related to the Company's growth strategy.

       Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. The efficiency ratio equaled 94.2% for the twelve months of 2015, compared to 92.5% for the twelve months of 2014. The increase for the twelve months ended December 31, 2015 versus December 31, 2014 was due to an increase in total noninterest expenses.

Provision (Benefit) for Income Taxes

We recorded a benefit for income taxes of $26,000 for the twelve months ended December 31, 2015, compared to a $46,000 benefit for the twelve months ended December 31, 2014.  The $26,000 benefit recorded during the twelve months of 2015 was the net result of an estimated tax provision in the amount of $911,000 calculated on the net profit generated during the period using our normal estimated tax rate, offset by an adjustment to the deferred tax asset valuation allowance in the amount of $937,000.  The effective tax rates for the twelve month periods ended December 31, 2015 and 2014 were 38% and 26%, respectively, excluding an adjustment to the deferred tax asset valuation allowance.

       We evaluate the carrying amount of its deferred tax assets on a quarterly basis or more frequently, if necessary, in accordance with the guidance provided in Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 740 (ASC 740), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e. a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence.  If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods, a valuation allowance is calculated and recorded.  These determinations are inherently subjective and dependent upon estimates and judgments concerning management's evaluation of both positive and negative evidence.

       In conducting the deferred tax asset analysis, we believe it is important to consider the unique characteristics of an industry or business.  In particular, characteristics such as business model, level of capital and reserves held by financial institutions and their ability to absorb potential losses are important distinctions to be considered for bank holding companies like the Company. In addition, it is also important to consider that net operating loss carryforwards ("NOLs") for federal income tax purposes can generally be carried back two years and carried forward for a period of twenty years. In order to realize our deferred tax assets, we must generate sufficient taxable income in such future years.

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

       When calculating an estimate for a valuation allowance, we assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carry forwards as defined in ASC 740. The Company did not use projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor in the analysis. The Company will exclude future taxable income as a factor until we can show consistent and sustainable profitability. Based on the analysis of available positive and negative evidence, we determined that a valuation allowance should be recorded as of December 31, 2015 and December 31, 2014.

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

       The net deferred tax asset balance before consideration of a valuation allowance was $20.2 million as of December 31, 2015 and $19.6 million as of December 31, 2014.  After assessment of all available tax planning strategies, we determined that a partial valuation allowance in the amount of $13.7 million as of December 31, 2015 and $14.7 million as of December 31, 2014 should be recorded.

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

       Net Income and Net Income per Common Share

       Net income for the twelve month periods ended December 31, 2015 and 2014 was $2.4 million. For the twelve month period ended December 31, 2015, basic and fully-diluted net income per common share was $0.06 compared to basic and fully-diluted net income per common share of $0.07 for the twelve month period ended December 31, 2014.

       Return on Average Assets and Average Equity

       Return on average assets (ROA) measures our net income in relation to our total average assets. The ROA for the twelve month periods ended December 31, 2015 and 2014 was 0.19% and 0.23%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE for the twelve month period ended December 31, 2015 was 2.14%, compared to 2.51% for the twelve month period ended December 31, 2014.

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
Non-interest expenses increased $139,000 to $40.6 million during the twelve months ended December 31, 2014 as compared to $40.4 million during the twelve months ended December 31, 2013.  The increase during the twelve months ended December 31, 2014 was primarily due to an increase in salaries and benefits of $3.0 million driven primarily by annual merit increases along with increased staffing levels related to the Company's growth strategy of adding and relocating stores.  Occupancy related expenses also increased by $889,000 as a result of the growth and relocation strategy.  These increases were offset by a legal settlement of $1.9 million recorded in 2013, a decrease in other real estate owned expenses of $1.4 million, and a decrease of $588,000 in legal expenses.

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

       As previously mentioned, we settled a legal matter totaling $1.9 million in 2013.  This one-time charge of $1.9 million in 2013 was related to litigation in which the Company was a defendant. In addition, we had a decrease of $588,000 in legal expenses.  Other minor decreases in regulatory assessments, insurance, and other operating expenses were offset by increases in data processing, advertising, professional fees, and other taxes for the twelve months of 2014 versus the same period last year.

       One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expense. For the twelve month period ended December 31, 2014, the ratio equaled 3.05% compared to 3.09% for the twelve month period ended December 31, 2013, respectively, reflecting higher average assets related to the Company's growth strategy of adding and relocating stores.

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

       We evaluate the carrying amount of its deferred tax assets on a quarterly basis or more frequently, if necessary, in accordance with the guidance provided in Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 740 (ASC 740), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e. a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence.  If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods, a valuation allowance is calculated and recorded.  These determinations are inherently subjective and dependent upon estimates and judgments concerning management's evaluation of both positive and negative evidence.

       In conducting the deferred tax asset analysis, we believe it is important to consider the unique characteristics of an industry or business.  In particular, characteristics such as business model, level of capital and reserves held by financial institutions and their ability to absorb potential losses are important distinctions to be considered for bank holding companies like the Company. In addition, it is also important to consider that net operating loss carryforwards ("NOLs") for federal income tax purposes can generally be carried back two years and carried forward for a period of twenty years. In order to realize our deferred tax assets, we must generate sufficient taxable income in such future years.

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

       When calculating an estimate for a valuation allowance, we assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carry forwards as defined in ASC 740. As a result of cumulative losses in recent years and the slow, ongoing recovery in the current economic environment, we did not use projections of future taxable income as a factor. We will exclude future taxable income as a factor until we can show consistent and sustainable profitability. Based on the analysis of available positive and negative evidence, we determined that a valuation allowance should be recorded as of December 31, 2014 and December 31, 2013.

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

Financial Condition

December 31, 2015 compared to December 31, 2014

Total assets increased by $224.8 million to $1.4 billion at December 31, 2015, compared to $1.2 billion at December 31, 2014.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount in these two categories decreased by $101.7 million to $27.1 million at December 31, 2015, from $128.8 million at December 31, 2014. The decrease was primarily caused by an increase in investment securities purchases and outstanding loans receivable.

 Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration ("SBA") which we usually originate with the intention of selling in the future.  Total SBA loans held for sale were $3.7 million at December 31, 2015 compared to $1.7 million at December 31, 2014.  Loans held for sale, as a percentage of our total assets, were less than 1% at December 31, 2015.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $20.6 million at December 31, 2015. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit. There were no loans in excess of the legal lending limit at December 31, 2015.  A $13.7 million threshold, which amounts to approximately 10% of total regulatory capital, reflects an additional internal monitoring guideline.  There were no such relationships in excess of $13.7 million at December 31, 2015.

 Loans increased $92.8 million, or 12%, to $874.8 million at December 31, 2015, versus $781.9 million at December 31, 2014.  This growth was the result of an increase in loan demand in the owner occupied real estate, commercial and industrial, construction and development, and consumer categories driven by the successful execution of our relationship banking strategy which focuses on customer service.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), municipal securities, corporate bonds, asset-backed securities (ABS), and pooled trust preferred securities (CDO).  Available-for-sale securities totaled $284.8 million at December 31, 2015, compared to $185.4 million at December 31, 2014. The increase was primarily due to the purchase of available-for-sale securities totaling $146.7 million partially offset by sales and pay downs of securities totaling $42.9 million during 2015. At December 31, 2015, the portfolio had a net unrealized loss of $4.0 million compared to a net unrealized gain of $129,000 at December 31, 2014.  The change in value of the investment portfolio was driven by an increase in market interest rates which drove a decrease in value of the bonds held in our portfolio during 2015.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (SBIC), CMO's and MBS's. The fair value of securities held-to-maturity totaled $171.8 million and $68.3 million at December 31, 2015 and December 31, 2014, respectively. The increase was due to the purchase of $121.4 million of held-to-maturity securities partially offset by pay downs of securities totaling $16.7 million during 2015.

Restricted Stock

 Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of December 31, 2015 and December 31, 2014.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh ("FHLB") and Atlantic Community Bankers Bank ("ACBB").

At December 31, 2015 and December 31, 2014, the investment in FHLB stock totaled $2.9 million and $1.0 million, respectively.  The increase was due to a short-term borrowing from FHLB.  At both December 31, 2015 and December 31, 2014, ACBB stock totaled $143,000.

Other Real Estate Owned

       The balance of other real estate owned increased to $11.3 million at December 31, 2015 from $3.7 million at December 31, 2014, primarily due to transfers from loan receivable totaling $11.5 million, partially offset by writedowns in the amount of $3.1 million on existing foreclosed properties and sales totaling $792,000 during 2015.  The increase in other real estate owned was primarily driven by a single asset in the amount of $7.7 million that transferred from loans receivable during 2015.  A write-down of $2.2 million was recorded in the fourth quarter of 2015 as a result of our decision to aggressively market and pursue a sale of the largest non-performing asset on the balance sheet at year end.

Deposits

       Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic's major source of funding. Deposits are generally solicited from the Company's market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

       Total deposits increased by $177.1 million to $1.2 billion at December 31, 2014, from $1.1 billion at December 31, 2014.  The increase was primarily the result of a $117.2 million increase in demand deposits and a $67.7 million increase in money market and savings deposits, which reflects the success of our retail-focused strategy of gathering low-cost core deposits. We will continue to focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction.  We are also in the midst of an aggressive expansion and relocation plan which we refer to as "The Power of Red is Back."  Over the last two years we have opened five new store locations and have several more in various stages of construction and development.  This strategy has also allowed us to nearly eliminate our dependence upon the more volatile sources of funding found in brokered and public fund certificates of deposit.

Short-term Borrowings

 As of December 31, 2015, there were $47.0 million in short-term  borrowings from FHLB compared to $0 at December 31, 2014. The increase in borrowings was the result of a temporary outflow of deposits at year end which returned in the early part of 2016.

Shareholders' Equity

Total shareholders' equity increased $564,000 to $113.4 million at December 31, 2015, compared to $112.8 million at December 31, 2014, primarily due to the recognition of net income of $2.4 million during 2015 and the issuance of stock based compensation in the amount of $600,000 offset by an increase in accumulated other comprehensive losses associated with unrealized losses in the investment securities portfolio resulting in a decrease of $2.5 million. The shift in market value of the securities portfolio resulted in accumulated other comprehensive losses of $3.2 million at December 31, 2015 compared to accumulated other comprehensive losses of $632,000 at December 31, 2014. This was primarily driven by an increase in market interest rates which drove a decrease in value of the bonds held in our portfolio during 2015.

Investment Securities Portfolio

Republic's investment securities portfolio is intended to provide liquidity and contribute to earnings while diversifying credit risk. We attempt to maximize earnings while minimizing our exposure to interest rate risk. The securities portfolio consists primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), corporate bonds, municipal securities, asset-backed securities (ABS), pooled trust preferred securities (CDO), and U.S. Government agency Small Business Investment Company bonds (SBIC). Our ALCO committee monitors and reviews all security purchases.

A summary of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2015, 2014, and 2013 is as follows:

	At December 31,
(dollars in thousands)	2015	2014	2013
Available for sale
Collateralized mortgage obligations	$180,795	$98,626	$127,242
Agency mortgage-backed securities	10,073	13,271	15,669
Municipal securities	22,814	15,784	9,737
Corporate bonds	54,294	33,840	32,174
Asset-backed securities	17,631	18,353	19,089
Trust preferred securities	3,070	5,261	5,277
Other securities	115	115	115
Total amortized cost of securities	$288,792	$185,250	$209,303

Total fair value of investment securities	$284,795	$185,379	$204,891

Held to maturity
U.S. Government agencies	$17,067	$1	$1
Collateralized mortgage obligations	146,458	67,845	-
Agency mortgage-backed securities	7,732	-	-
Other securities	1,020	20	20
Total amortized cost of securities	$172,277	$67,866	$21

Total fair value of investment securities	$171,845	$68,253	$21

       The strong growth in deposit balances during 2015 and 2014 has resulted in a corresponding increase in interest earning assets.  The total amortized cost of the investment securities portfolio has grown to $461.1 million at December 31, 2015 compared to $253.1 million at December 31, 2014 and $209.3 million at December 31, 2013.  Investment securities represented 32% of total assets at December 31, 2015 and 21% of total assets at December 31, 2014.  We evaluate our investment securities portfolio on a continual basis in light of the interest rate environment and changing market conditions and when appropriate, take necessary actions to improve and enhance our overall positioning.  We consider the portfolio to be well structured and of high quality. At December 31, 2015, 83% of the portfolio consisted of U.S. government agency securities which were rated Aaa/AA by the major credit rating agencies.

       The investment securities portfolio includes securities classified as both available for sale and held to maturity. During 2015 and 2014 we began to designate a portion of our securities portfolio as held to maturity based our intent and ability to hold those securities until they mature.

       The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates rise and increases when interest rates fall. In addition, the fair value generally decreases when credit spreads widen and increases when credit spreads tighten. Net unrealized losses in the total investment securities portfolio increased to $4.4 million at December 31, 2015 compared to unrealized gains of $0.5 million at December 31, 2014. The comparable amounts for the securities classified as available for sale were unrealized losses of $4.0 million at December 31, 2015 and unrealized gains of $0.1 million at December 31, 2014.

No single issuer of securities (excluding government agencies) in the portfolio exceeded more than 10% of shareholders' equity at December 31, 2015 with the exception of corporate bonds issued by Goldman Sachs and Morgan Stanley.  The Goldman Sachs bonds had a book value of $18.0 million and a market value of $17.9 million. The Morgan Stanley bonds had a book value of $15.0 million and a market value of $15.1 million at December 31, 2015. No single issuer of securities (excluding government agencies) in the portfolio exceeded more than 10% of shareholders' equity at December 31, 2014 with the exception of corporate bonds issued by Morgan Stanley. The Morgan Stanley bonds had a book value of $12.0 million and a market value of $12.2 million at December 31, 2014.

At December 31, 2015, the investment portfolio included thirty-eight municipal securities with a total market value of $23.3 million.  These securities are reviewed quarterly for impairment.  Research on each issuer is completed to assess the financial stability of the municipal entity.  The largest geographic concentration was in Pennsylvania and New Jersey where thirty-one municipal securities had a market value of $18.8 million. As of December 31, 2015, management found no evidence of other than temporary impairment ("OTTI") on any of the municipal securities held in the investment securities portfolio.

At December 31, 2015, the portfolio included two asset-backed securities with a total market value of $17.0 million, the majority of which (97%) is guaranteed by the U.S. Dept. of Education, which were in an unrealized loss position. Management believes the unrealized losses on these securities were driven by market interest rates and not a result of any credit deterioration.

At December 31, 2015, the portfolio also included three pooled trust preferred securities (CDOs) with a market value of $1.9 million. The unrealized loss for the CDOs was due to the secondary market for such securities becoming inactive and is considered temporary.

During 2015, the Company sold four CDO securities. Proceeds from the sale of the CDO securities totaled $2.0 million. Gross gains of $70,000 and gross losses of $288,000 were realized on these sales.  The tax provision applicable to the net losses for the twelve months ended December 31, 2015 amounted to $78,000. Management had previously stated that it did not intend to sell the CDO securities prior to their maturity or the recovery of their cost bases, nor would it be forced to sell these securities prior to maturity or recovery of the cost bases.  This statement was made over a period of several years where there was limited trading activity in the pooled trust preferred CDO market resulting in fair market value estimates well below the book values. During 2015, management received several inquiries regarding the availability of the CDO securities and noted an increased level of trading in this type of security. As a result of the increased activity and the level of bids received, management elected to sell the four CDOs resulting in a net loss of $218,000 during 2015 which was offset by gains on sales of agency mortgage- backed securities and corporate bonds.  The Bank continues to demonstrate the ability and intent to hold the remaining CDOs until maturity or recovery of the cost bases, but will evaluate future opportunities to sell the remaining CDOs if they arise.

During 2015, the Company also sold twenty-nine agency mortgage-backed securities and two corporate bonds. Proceeds of sales totaled $9.7 million. Gross gains of $326,000 were realized on these sales. The tax provision applicable to the gross gains amounted to $117,000.

The following table presents the maturity distribution and weighted average yield by holding type and year of maturity of our investment securities portfolio at December 31, 2015. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these securities are classified separately with no specific maturity date.

	December 31, 2015
	Within One Year		One to Five Years		Five to Ten Years		Past Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Fair value	Cost	Yield
Available for Sale
Collateralized mortgage obligations	$-	-	$-	-	$-	-	$-	-	$178,145	$180,795	2.43%
Agency mortgage-backed securities	-		-	-	-	-	-	-	10,171	10,073	2.75%
Municipal securities	2,360	4.15%	2,397	2.58%	15,266	2.83%	3,321	3.83%	23,344	22,814	3.08%
Corporate bonds	5,027	2.53%	11,333	3.24%	21,934	3.57%	15,835	4.17%	54,129	54,294	3.66%
Asset-backed securities	-	-	-	-	10,006	2.02%	6,999	1.26%	17,005	17,631	1.71%
Trust Preferred securities	-	-	-	-	1,883	2.80%	-	-	1,883	3,070	2.80%
Other securities	118	1.10%	-	-	-	-	-	-	118	115	1.10%
Total AFS securities	$7,505	3.02%	$13,730	3.12%	$49,089	2.99%	$26,155	3.35%	$284,795	$288,792	2.69%

Held to Maturity
U.S. Government Agencies	$-	-	$4,001	1.99%	$13,033	2.63%	$-	-	$17,034	$17,067	2.48%
Collateralized mortgage obligations	-	-	-	-	-	-	-	-	146,080	146,458	2.32%
Agency mortgage-backed securities	-	-	-	-	-	-	-	-	7,711	7,732	2.02%
Other securities	-	-	1,020	2.21%	-	-	-	-	1,020	1,020	2.21%
Total HTM securities	$-	-	$5,021	2.03%	$13,033	2.63%	$-	-	$171,845	$172,277	2.33%

Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

An asset's or liability's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted prices.  For certain securities, which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management's best estimate is used.  Management's best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

The types of instruments valued on matrix pricing in active markets include all of the U.S. government and agency securities, municipal obligations and corporate bonds. Such instruments are generally classified within Level 2 of the fair value hierarchy. As required by ASC 820, we do not adjust the matrix pricing for such instruments.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management's best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows. The Level 3 investment securities currently held in the Company's portfolio are classified as available for sale and consist of various issues of trust preferred securities and a single corporate bond.

The trust preferred securities are pools of similar securities that are grouped into an asset structure commonly referred to as collateralized debt obligations ("CDOs") which consist of the debt instruments of various banks, diversified by the number of participants in the security as well as geographically.  These securities are performing according to terms, however the secondary market for such securities had become inactive for several years, and were therefore classified as Level 3 securities. The fair value analysis does not reflect or represent the actual terms or prices at which any party could purchase the securities.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2015, 2014, and 2013:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1,	$3,193	$3,005	$2,850	$3,006	$3,187	$3,007
Security transferred to Level 3 measurement	-	-	-	-	-	-
Unrealized gains (losses)	882	(171)	360	(1)	171	(1)
Paydowns	(19)	-	(10)	-	(508)	-
Proceeds from sales	(1,952)	-	-	-	-	-
Realized losses	(218)	-	-	-	-	-
Impairment charges on Level 3	(3)	-	(7)	-	-	-
Balance, December 31,	$1,883	$2,834	$3,193	$3,005	$2,850	$3,006

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of December 31, 2015 and December 31, 2014. Financial information on the issuers was also obtained from Bloomberg, the FDIC and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages.  A detailed explanation of the assumptions used to estimate the fair market value of the CDOs can be found in Note 14 "Fair Value Measurements and Fair Values of Financial Investments" to the Consolidated Financial Statements.

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

Increases (decreases) in actual or expected issuer defaults tend to decrease (increase) the fair value of the Company's senior and mezzanine tranches of CDOs.  The values of the Company's mezzanine tranches of CDOs are also affected by expected future interest rates.  However, due to the structure of each security, timing of cash flows, and secondary effects on the financial performance of the underlying issuers, the effects of changes in future interest rates on the fair value of the Company's holdings are not quantifiably estimable.

Also included in Level 3 investment securities classified as available for sale is one corporate bond transferred from Level 2 in 2010 since the bond is not actively traded.  Impairment would depend on the repayment ability of the underlying issuer, which is assessed through a detailed quarterly review of the issuer's financial statements.  The issuer is a "well capitalized" financial institution as defined by federal banking regulations and has demonstrated the ability to raise additional capital, when necessary, through the public capital markets.  The fair value of this corporate bond is estimated by obtaining a price of a comparable floating rate debt instrument through Bloomberg.

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic's commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic's legal lending limit of approximately $20.6 million at December 31, 2015. Management has established an internal monitoring guideline for loan relationships in the amount of $13.7 million which approximates 10% of capital and reserves. Individual customers may have several loans often secured by different collateral. There were no such relationships in excess of the legal lending limit or the internal monitoring guideline of $13.7 million at December 31, 2015.

The majority of loans outstanding are with borrowers in our marketplace, Philadelphia and surrounding suburbs, including southern New Jersey. In addition, we have loans to customers whose assets and businesses are concentrated in real estate. Repayment of our loans is in part dependent upon general economic conditions affecting our market place and specific industries. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral varies but primarily includes residential, commercial and income-producing properties.

At December 31, 2015, we had loan concentrations exceeding 10% of total loans for credits extended to lessors of nonresidential real estate in the aggregate amount of $206.3 million, which represented 23.6% of gross loans receivable and lessors of residential real estate in the aggregate amount of $120.0 million, which represented 13.7% of gross loans receivable.  Loan concentrations are considered to exist when amounts are loaned to multiple numbers of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions. At December 31, 2015, we had no foreign loans outstanding.

The following table sets forth gross loans by major categories for the periods indicated:

	At December 31,
(dollars in thousands)	2015	2014	2013	2012	2011

Commercial real estate	$349,726	$379,259	$342,794	$335,561	$344,377
Construction and land development	46,547	29,861	23,977	26,659	35,061
Commercial and industrial	181,850	145,113	118,209	103,768	87,668
Owner occupied real estate	246,398	188,025	160,229	126,242	102,777
Consumer and other	48,126	39,713	31,981	23,449	16,683
Residential mortgage	2,380	408	2,359	2,442	3,150
Total loans	$875,027	$782,379	$679,549	$618,121	$589,716

Deferred loan fees	258	439	238	220	224
Total loans, net of deferred loan fees	$874,769	$781,940	$679,311	$617,901	$589,492

     Total loans, net of deferred loan fees, increased $92.8 million, or 12%, to $874.8 million at December 31, 2015, versus $781.9 million at December 31, 2014.  This growth was the result of an increase in loan demand in the owner occupied real estate, commercial and industrial, construction and development, and consumer categories driven by the successful execution of our relationship banking strategy which focuses on customer service. Our largest loan category, commercial real estate, decreased by $29.5 million from $379.3 million at December 31, 2014 to $349.7 million at December 31, 2015.  Net transfers to other loan categories as a result of periodic quality control reviews amounted to $14.6 million in 2015.  In addition, a total of $10.1 million was transferred to other real estate owned in 2015.

Loan Maturity and Interest Rate Sensitivity

The amount of loans outstanding by category as of the dates indicated, which are due in: (i) one year or less, (ii) more than one year through five years, and (iii) over five years, is shown in the following table.  Loan balances are also categorized according to their sensitivity to changes in interest rates.

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Total
Fixed rate:
1 year or less	$39,855	$11,133	$19,620	$6,708	$442	$-	$77,758
1-5 years	225,287	12,622	44,219	97,144	221	-	379,493
After 5 years	59,786	1,275	28,621	70,429	9,336	2,380	171,827
Total fixed rate	324,928	25,030	92,460	174,281	9,999	2,380	629,078

Adjustable rate:
1 year or less	$9,844	$3,339	$59,603	$4,241	$400	$-	$77,427
1-5 years	10,827	11,407	17,580	9,422	3,609	-	52,845
After 5 years	4,127	6,771	12,207	58,454	34,118	-	115,677
Total adjustable rate	24,798	21,517	89,390	72,117	38,127	-	245,949

Total	$349,726	$46,547	$181,850	$246,398	$48,126	$2,380	$875,027

In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, and at interest rates prevailing at the date of renewal.  At December 31, 2015, 71.9% of total loans were fixed rate compared to 68.0% at December 31, 2014.

Credit Quality

Republic's written lending policies require specific underwriting, loan documentation and credit analysis standards to be met prior to funding, with independent credit department approval for the majority of new loan balances.  A committee consisting of senior management and certain members of the Board of Directors oversees the loan approval process to monitor that proper standards are maintained, while approving the majority of commercial loans.

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

While a loan is classified as non-accrual, any collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. For non-accrual loans, which have been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated:

	At December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Loans accruing, but past due 90 days or more	$-	$-	$-	$202	$748
Non-accrual loans:
Commercial real estate	5,913	13,979	1,104	7,987	1,880
Construction and land development	117	377	1,618	1,342	4,022
Commercial and industrial	3,156	4,349	6,837	4,693	3,925
Owner occupied real estate	2,894	2,306	205	968	-
Consumer and other	542	429	656	856	737
Residential mortgage	-	-	-	-	-
Total non-accrual loans	12,622	21,440	10,420	15,846	10,564
Total non-performing loans(1)	12,622	21,440	10,420	16,048	11,312
Other real estate owned	11,313	3,715	4,059	8,912	6,479
Total non-performing assets(1)	$23,935	$25,155	$14,479	$24,960	$17,791

Non-performing loans as a percentage of total loans, net of unearned income(1)	1.44%	2.74%	1.53%	2.60%	1.92%
Non-performing assets as a percentage of total assets	1.66%	2.07%	1.51%	2.52%	1.70%

(1) Non-performing loans are comprised of (i) loans that are on non-accrual basis and (ii) accruing loans that are 90 days or more past due. Non-performing assets are composed of non-performing loans and other real estate owned.

Problem loans can consist of loans that are performing, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms.  At December 31, 2015, all identified problem loans included in the preceding table are internally classified and have been evaluated for a specific reserve allocation in the allowance for loan losses (see discussion on "Allowance for Loan Losses").

Non-performing assets decreased by $1.2 million, or 5%, to $23.9 million at December 31, 2015, compared to $25.2 million at December 31, 2014. This decrease was primarily due to a combination of loan paydowns, OREO sales, loan charge-offs, and OREO writedowns totaling $9.4 million which were offset by transfers of $8.2 million from performing to non-performing assets during 2015.

The following summary shows the impact on interest income of non-accrual loans, subsequent to being placed on non-accrual for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Interest income that would have been recorded had the loans been in accordance with their original terms	$765,000	$980,000	$488,000	$699,000	$583,000
Interest income included in net income	$-	$-	$-	$-	$-

Allowance for Loan Losses
The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. The Company evaluates the need to establish an allowance against loan losses on a quarterly basis. When an increase in this allowance is necessary, a provision for loan losses is charged to earnings. The allowance for loan losses consists of three components. The first component is allocated to individually evaluated loans found to be impaired and is calculated in accordance with ASC 310 Receivables. The second component is allocated to all other loans that are not individually identified as impaired pursuant to ASC 310-10 ("non-impaired loans"). This component is calculated for all non-impaired loans on a collective basis in accordance with ASC 450 Contingencies. The third component is an unallocated allowance to account for a level of imprecision in management's estimation process.
The Company evaluates loans for impairment and potential charge-off on a quarterly basis.  Management regularly monitors the condition of borrowers and assesses both internal and external factors in determining whether any loan relationships have deteriorated. Any loan rated as substandard or lower will have an individual collateral evaluation analysis prepared to determine if a deficiency exists. We first evaluate the primary repayment source.  If the primary repayment source is determined to be insufficient and unlikely to repay the debt, we then look to the secondary repayment sources. Secondary sources are conservatively reviewed for liquidation values. Updated appraisals and financial data are obtained to substantiate current values.  If the reviewed sources are deemed to be inadequate to cover the outstanding principal and any costs associated with the resolution of the troubled loan, an estimate of the deficient amount will be calculated and a specific allocation of loan loss reserve is recorded.
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
The factors supporting the allowance for loan losses do not diminish the fact that the entire allowance for loan losses is available to absorb losses in the loan portfolio and related commitment portfolio, respectively. The Company's principal focus, therefore, is on the adequacy of the total allowance for loan losses. The allowance for loan losses is subject to review by banking regulators. The Company's primary bank regulators regularly conduct examinations of the allowance for loan losses and make assessments regarding the adequacy and the methodology employed in their determination.

A detailed analysis of our allowance for loan losses for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 is as follows:
	For the Year Ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011

Balance at beginning of period	$11,536	$12,263	$9,542	$12,050	$11,444
Charge-offs:
Commercial real estate	2,624	364	1,291	1,582	8,783
Construction and land development	260	303	60	1,004	3,719
Commercial and industrial	408	1,185	611	1,304	1,088
Owner occupied real estate	133	150	320	-	1,838
Consumer and other	-	10	75	102	41
Residential mortgage	-	-	-	-	-
Total charge-offs	3,425	2,012	2,357	3,992	15,469
Recoveries:
Commercial real estate	4	5	54	-	44
Construction and land development	5	214	-	105	10
Commercial and industrial	49	166	63	-	-
Owner occupied real estate	-	-	-	-	15
Consumer and other	34	-	26	29	40
Residential mortgage	-	-	-	-	-
Total recoveries	92	385	143	134	109
Net charge-offs	3,333	1,627	2,214	3,858	15,360
Provision for loan losses	500	900	4,935	1,350	15,966
Balance at end of period	$8,703	$11,536	$12,263	$9,542	$12,050

Average loans outstanding(1)	$820,820	$724,231	$640,233	$609,943	$630,309

As a percent of average loans:(1)
Net charge-offs	0.41%	0.22%	0.35%	0.63%	2.44%
Provision for loan losses	0.06%	0.12%	0.77%	0.22%	2.53%
Allowance for loan losses	1.06%	1.59%	1.92%	1.56%	1.91%

Allowance for loan losses to:
Total loans, net of unearned income	0.99%	1.48%	1.81%	1.54%	2.04%
Total non-performing loans	68.95%	53.81%	117.69%	59.46%	106.52%

(1) Includes non-accruing loans.

       The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.  The Company recorded a loan loss provision in the amount of $500,000 in 2015 compared to a $900,000 provision in 2014.  Non-performing loans decreased by $8.8 million, or 41%, to $12.6 million at December 31, 2015, compared to $21.4 million at December 31, 2014. Impaired loans also decreased to $22.1 million at December 31, 2015 from $35.6 million at December 31, 2014. An increase in the allowance required for loans collectively evaluated for impairment driven by growth in the loan portfolio was offset by a reduction associated with an improvement in the factor used for historical loss experience during 2015.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 69.0% at December 31, 2015 as compared to 53.8% at December 31, 2014 and 117.7% at December 31, 2013.  The decrease in the coverage ratio at December 31, 2015 when compared to December 31, 2014 was primarily the result of a decrease in non-performing loans during 2015.  This decrease was primarily driven by our largest non-performing loan that transferred to OREO in the second quarter 2015.  A reserve for this loan was recorded during the fourth quarter of 2013 when it was initially downgraded. Coverage is considered adequate by management as of December 31, 2015.

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

Serious delinquency is often the first indicator of a potential charge-off.  Reductions in appraised collateral values and deteriorating financial condition of borrowers and guarantors are factors considered when evaluating potential charge-offs.  The likelihood of possible recoveries or improvements in a borrower's financial condition is also assessed when considering a charge-off.

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which there were partial charge-offs during the year amounted to $3.4 million at December 31, 2015 compared to $17.8 million at December 31, 2014. This decrease was primarily driven by our largest non-performing loan that transferred to OREO in the second quarter 2015.

The Company's charge-off policy is reviewed on an annual basis and updated as necessary.  During the twelve months ended December 31, 2015, there have been no changes made to this policy.

We have an existing loan review program, which monitors the loan portfolio on an ongoing basis. A loan review officer who reviews both the loan portfolio and overall adequacy of the allowance for loan losses conducts this loan review on a quarterly basis and reports directly to the Board of Directors.

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management's opinion, the allowance for loan losses was appropriate at December 31, 2015. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Management is unable to determine in which loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is based on management's evaluation of historical charge-off experience and adjusted for several qualitative factors. The entire allowance for loan losses is available to absorb loan losses in any loan category.

The allocation of the allowance for loan losses for the past five years is as follows:

	At December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial real estate	$2,393	40.0%	$6,828	48.5%	$6,454	50.4%	$3,979	54.3%	$7,372	58.4%
Construction and land development	338	5.3%	917	3.8%	1,948	3.5%	1,273	4.3%	558	6.0%
Commercial and industrial	2,932	20.8%	1,579	18.5%	2,309	17.4%	1,880	16.8%	1,928	14.9%
Owner occupied real estate	2,030	28.1%	1,638	24.0%	985	23.6%	1,967	20.4%	1,963	17.4%
Consumer and other	295	5.5%	234	5.1%	225	4.7%	234	3.8%	113	2.8%
Residential mortgage	14	0.3%	2	0.1%	14	0.4%	17	0.4%	23	0.5%
Unallocated	701	-	338	-	328	-	192	-	93	-
Total allowance for loan losses	$8,703	100%	$11,536	100%	$12,263	100%	$9,542	100%	$12,050	100%

The allowance for loan losses is an amount that represents management's estimate of known and inherent losses related to the loan portfolio and unfunded loan commitments.  Because the allowance for loan losses is dependent, to a great extent, on the general economy and other conditions that may be beyond our control, the estimate of the allowance for loan losses could differ materially in the near term.

The allowance consists of specific, general and unallocated components.  The specific component relates to impaired loans.  For such loans, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers the remainder of the portfolio and is based on historical loss experience adjusted for several qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  All identified losses are immediately charged off and therefore no portion of the allowance for loan losses is restricted to any individual loan or group of loans, and the entire allowance is available to absorb any and all loan losses.

In estimating the allowance for loan losses, management considers current economic conditions, past loss experience, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews and regulatory examinations, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant and qualitative risk factors.  These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices.

2.	National, regional and local economic and business conditions as well as the condition of various segments.

3.	Nature and volume of the portfolio and terms of loans.

4.	Experience, ability and depth of lending management and staff.

5.	Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.

6.	Quality of the Company's loan review system, and the degree of oversight by the Company's Board of Directors.

7.	Existence and effect of any concentration of credit and changes in the level of such concentrations.

8.	Effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management's best judgment using relevant information available at the time of the evaluation.  Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

We also provide specific reserves for impaired loans to the extent the estimated realizable value of the underlying collateral is less than the loan balance, when the collateral is the only source of repayment. Also, we estimate and recognize reserve allocations on loans classified as "internally classified accruing loans" based upon any factor that might impact loss estimates. Those factors include but are not limited to the impact of economic conditions on the borrower and management's potential alternative strategies for loan or collateral disposition.  An unallocated allowance is established for losses that have not been identified through the formulaic and other specific components of the allowance as described above. Management has identified several factors that impact credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of macro and micro economic conditions, industry and geographic loan concentrations, changes in the composition of the loan portfolio, changes in underwriting processes and trends in problem loan and loss recovery rates. The impact of the above is considered in light of management's conclusions as to the overall adequacy of underlying collateral and other factors.

The majority of our loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. We attempt to evaluate larger loans individually, on the basis of our loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, information on potential problems might not be available. Our portfolio of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At December 31, 2015, loans made for commercial real estate, construction and land development, commercial and industrial, owner occupied real estate, consumer and other, and residential mortgage purposes, respectively, amounted to $349.7 million, $46.5 million, $181.9 million, $246.4 million, $48.1 million, and $2.4 million.

A loan is considered impaired, in accordance with ASC 310, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans, but also include internally classified accruing loans.  As of December 31, 2015, management identified a total of four troubled debt restructurings in the loan portfolio in the amount of $8.8 million.  Three troubled debt restructurings in the amount of $9.6 million were identified as of December 31, 2014.

The following table presents the Company's impaired loans at December 31, 2015, 2014, and 2013:

(dollars in thousands)	December 31,
	2015	2014	2013
Impaired loans without a valuation allowance	$15,497	$16,742	$10,790
Impaired loans with a valuation allowance	6,632	18,902	21,743
Total impaired loans	$22,129	$35,644	$32,533

Valuation allowance related to impaired loans	$2,238	$5,130	$5,610
Total nonaccrual loans	12,622	21,440	10,420
Total loans past-due ninety days or more and
still accruing	-	-	-

The recorded investment in loans that are impaired in accordance with ASC 310 totaled $22.1 million, $35.6 million, and $32.5 million at December 31, 2015, 2014, and 2013, respectively. The amounts of related valuation allowances were $2.2 million, $5.1 million, and $5.6 million, respectively at those dates.  For the years ended December 31, 2015, 2014, and 2013, the average recorded investment in impaired loans was approximately $29.5 million, $33.0 million, and $33.7 million, respectively.  Republic earned $516,000, $614,000, and $1.2 million of interest income on impaired loans (internally classified accruing loans) in 2015, 2014, and 2013, respectively.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

Total impaired loans decreased by $13.5 million, or 38%, during the year ended December 31, 2015. This decrease was primarily driven by our largest non-performing loan relationship that transferred to OREO in the second quarter 2015.  The valuation allowance related to impaired loans decreased to $2.2 million at December 31, 2015 compared to $5.1 million at December 31, 2014. At December 31, 2015 and 2014, internally classified accruing loans totaled approximately $9.5 million and $14.2 million, respectively.

The following table presents the Company's 30 to 89 days past due loans at December 31, 2015, 2014, and 2013:

	December 31,
	2015	2014	2013
30 to 59 days past due	$2,878	$1,681	$21,504
60 to 89 days past due	9,315	14,062	6,987
Total loans 30 to 89 days past due	$12,193	$15,743	$28,491

The increase in loan balances 30 to 59 days past due was the result of delinquency in one lending relationship at December 31, 2015 in the amount of $1.1 million that moved from current status at December 31, 2014.  The decrease in loan balances 60 to 89 days past due was the result of delinquency in one lending relationship at December 31, 2014 in the amount of $5.0 million that moved to non-accrual status in 2015.  Management has engaged in active discussions with all delinquent relationships to address delinquencies and is confident that acceptable resolutions will be achieved in the near term.

Deposits

Total deposits at December 31, 2015 were $1.2 billion, an increase of $177.1 million or 16.5% from total deposits of $1.1 billion at December 31, 2014.  Total deposits by account type at December 31, 2015, 2014, and 2013 are as follows:

(dollars in thousands)	At December 31,
	2015	2014	2013
Demand deposits, non-interest bearing	$243,695	$224,245	$157,806
Demand deposits, interest bearing	381,499	283,768	230,221
Money market & savings deposits	556,526	488,848	402,671
Time deposits	67,578	75,369	78,836
Total deposits	$1,249,298	$1,072,230	$869,534

In general, Republic pays higher interest rates on time deposits compared to other deposit categories.  Republic's various deposit liabilities may fluctuate from period-to-period, reflecting customer behavior and strategies to optimize net interest income.  The increase in total deposits to $1.2 billion at December 31, 2015 from $1.1 billion at December 31, 2014 was primarily the result of a $117.2 million increase in demand deposits, a $67.7 million increase in money market and savings deposits, which reflects the success of our retail-focused strategy of gathering low-cost core deposits.  This strategy has also allowed us to nearly eliminate our dependence on the more volatile source of funding in internet based certificates of deposit.

The average balances and weighted average rates of Republic's deposits for the last three years are as follows:

	For the Years Ended December 31,
	2015		2014		2013
(dollars in thousands)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposits:
Non-interest bearing	$235,810		$189,810		$149,125
Interest bearing	349,055	0.40%	233,693	0.38%	192,224	0.43%
Money market & savings deposits	508,846	0.43%	439,484	0.44%	417,652	0.43%
Time deposits	73,819	0.94%	78,073	0.92%	92,484	0.94%
Total deposits	$1,167,530	0.37%	$941,060	0.38%	$851,485	0.41%

The remaining maturity of certificates of deposit for $100,000 or more as of December 31, 2015 is as follows:
(dollars in thousands)
Maturity:
3 months or less	$12,005
3 to 6 months	3,309
6 to 12 months	10,675
Over 12 months	8,722
Total	$34,711

The following is a summary of the remaining maturity of time deposits, which includes certificates of deposits of $100,000 or more, as of December 31, 2015:
(dollars in thousands)
Maturity:
2016	$50,139
2017	13,780
2018	1,599
2019	563
2020	1,497
Thereafter	-
Total	$67,578

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $165.1 million and $138.4 million and standby letters of credit of approximately $5.2 million and $3.8 million at December 31, 2015 and 2014, respectively.  Commitments often expire without being drawn upon. The $165.1 million of commitments to extend credit at December 31, 2015, substantially all were variable rate commitments.

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

Contractual Obligations and Other Commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2015:
(dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Minimum annual rentals or non-cancellable operating leases	$22,643	$2,848	$5,439	$5,365	$8,991
Remaining contractual maturities of time deposits	67,782	50,343	15,379	2,060	-
Short-term borrowings	47,001	47,001	-	-	-
Subordinated debt	22,496	20	-	-	22,476
Director and Officer retirement plan obligations	1,339	584	224	188	343
Loan commitments	165,115	77,506	27,886	10,991	48,732
Standby letters of credit	5,244	4,126	25	1,093	-
Total	$331,620	$182,428	$48,953	$19,697	$80,542

As of December 31, 2015, we had entered into non-cancelable lease agreements for our main office and operations center, twelve current Republic retail branch facilities, two loan offices, and one training center expiring on various dates through November 30, 2034, including renewal options. The leases are accounted for as operating leases. The minimum rental payments required under these leases are $22.6 million through the year 2034.
We have retirement plan agreements with certain directors and officers.  At December 31, 2015, the accrued benefits under the plan were approximately $1.3 million, with a minimum age of 65 established to qualify for the payments.

Interest Rate Risk Management

We attempt to manage our assets and liabilities in a manner that optimizes net interest income in a range of interest rate environments. Management uses an "interest sensitivity gap" ("GAP") analysis and simulation models to monitor behavior of its interest sensitive assets and liabilities. A GAP analysis is the difference between interest-sensitive assets and interest-sensitive liabilities.  Adjustments to the mix of assets and liabilities are made periodically in an effort to provide steady growth in net interest income.

Management presently believes that the effect of any future reduction in interest rates, reflected in lower yielding assets, could be detrimental since we may not have the immediate ability to commensurately decrease rates on interest bearing liabilities, primarily time deposits, other borrowings and certain transaction accounts. An increase in interest rates could have a negative effect due to a possible lag in the re-pricing of core deposits not taken into account in the static GAP analysis.  Interest rate risk management involves managing the extent to which interest-sensitive assets and interest-sensitive liabilities are matched. We attempt to optimize net interest income while managing period-to-period fluctuations therein. We typically define interest-sensitive assets and interest-sensitive liabilities as those that re-price within one year or less.  Generally, we limit long-term fixed rate assets and liabilities in our efforts to manage interest rate risk.

A positive GAP occurs when interest-sensitive assets exceed interest-sensitive liabilities re-pricing in the same time periods, and a negative GAP occurs when interest-sensitive liabilities exceed interest-sensitive assets re-pricing in the same time periods. A negative GAP ratio suggests that a financial institution may be better positioned to take advantage of declining interest rates rather than increasing interest rates, and a positive GAP ratio suggests the converse.  Static GAP analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income as changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously.  Interest rate sensitivity analysis also requires assumptions about re-pricing certain categories of assets and liabilities.  For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest re-pricing opportunity.  Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends.  Savings, money market and interest-bearing demand accounts do not have a stated maturity or re-pricing term and can be withdrawn or re-priced at any time. Management estimates the re-pricing characteristics of these accounts based upon decay rates and run off projections obtained in a deposit study performed by an independent third party, along with management's estimates of when rates would have to be increased to retain balances in response to competition.  Such estimates are necessarily arbitrary and wholly judgmental. As a result of the run off projections, these deposits are not considered to re-price simultaneously and, accordingly, a portion of the deposits are moved into time brackets exceeding one year. However, management may choose not to re-price liabilities proportionally to changes in market interest rates, for competitive or other reasons.

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

The following tables present a summary of our GAP analysis at December 31, 2015.  Amounts shown in the table include both estimated maturities and instruments scheduled to re-price, including prime based loans.  For purposes of these tables, we have used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally, certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities. The interest rate on a portion of the CDOs is variable and adjusts quarterly.

Interest Rate Sensitivity Gap
As of December 31, 2015

(dollars in thousands)	0 – 90 Days	91-180 Days	181-365 Days	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More than 5 Years	Financial Statement Total	Fair Value

Interest sensitive assets:
Investment securities and other interest-bearing balances	$17,989	$3,837	$13,558	$21,482	$18,457	$18,640	$21,460	$358,070	$473,493	$473,061
Average interest rate	2.04%	2.18%	1.51%	1.81%	1.58%	2.26%	2.37%	2.53%	2.35%
Loans receivable	276,140	31,652	53,090	94,825	111,521	97,277	138,499	75,418	878,422	862,112
Average interest rate	4.88%	5.79%	3.52%	4.23%	4.11%	4.28%	4.18%	6.94%	4.66%
Total	$294,129	$35,489	$66,648	$116,307	$129,978	$115,917	$159,959	$433,488	$1,351,915	$1,335,173

Cumulative totals	$294,129	$329,618	$396,266	$512,573	$642,551	$758,468	$918,427	$1,351,915

Interest sensitive liabilities:
Demand interest bearing(1)	$20,888	$20,888	$41,776	$31,137	$27,420	$23,748	$20,576	$195,066	$381,499	$381,499
Average interest rate	0.39%	0.39%	0.39%	0.37%	0.37%	0.37%	0.37%	0.36%	0.38%
Savings accounts(1)	9,037	9,037	18,074	20,611	14,411	10,633	8,052	46,705	136,560	136,560
Average interest rate	0.43%	0.43%	0.43%	0.44%	0.44%	0.44%	0.44%	0.46%	0.44%
Money market accounts(1)	4,092	4,092	8,184	7,106	14,715	67,351	55,447	258,979	419,966	419,966
Average interest rate	0.45%	0.45%	0.45%	0.45%	0.38%	0.35%	0.35%	0.35%	0.38%
Time deposits	20,467	8,852	20,821	13,779	1,599	563	1,497	-	67,578	67,422
Average interest rate	1.00%	0.57%	0.87%	1.06%	0.96%	0.99%	0.99%	-	0.94%
Short-term borrowings	47,000	-	-	-	-	-	-	-	47,000	47,000
Average interest rate	0.43%	-	-	-	-	-	-	-	0.43%
Subordinated debt	11,341	-	-	-	-	-	-	11,135	22,476	18,972
Average interest rate	1.96%	-	-	-	-	-	-	8.00%	4.95%
Total	$112,825	$42,869	$88,855	$72,633	$58,145	$102,295	$85,572	$511,885	$1,075,079	$1,071,419

Cumulative totals	$112,825	$155,694	$244,549	$317,182	$375,327	$477,622	$563,194	$1,075,079

Interest rate sensitivity GAP	$181,304	$(7,380)	$(22,207)	$43,674	$71,833	$13,622	$74,387	$(78,397)
Cumulative GAP	$181,304	$173,924	$151,717	$195,391	$267,224	$280,846	$355,233	$276,836
Interest sensitive assets/Interest sensitive liabilities	260.69%	211.71%	162.04%	161.60%	171.20%	158.80%	163.07%	125.75%
Cumulative GAP/ Total earning assets	13.41%	12.87%	11.22%	14.45%	19.77%	20.77%	26.28%	20.48%

(1) Demand, savings and money market accounts are scheduled to reprice based upon decay rate and run off percentage estimates obtained through a deposit study performed by an independent third party, along with management's estimates of when rates would have to be increased to retain balances in response to competition.  Such estimates are necessarily arbitrary and wholly judgmental.

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

Net Portfolio Value and Net Interest Income Analysis

The income simulation models management used to measure interest rate risk and manage interest rate sensitivity generates estimates of the change in net portfolio value (NPV) and net interest income (NII) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of December 31, 2015 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated (dollars in thousands):

	Net Portfolio Value			NPV as a % of Portfolio Value of Assets
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change (in Basis Points)

+400	$135,332	$15,720	13.14%	10.36%	196
+300	135,111	15,499	12.96%	10.11%	171
+200	133,950	14,338	11.98%	9.79%	139
+100	128,635	9,023	7.54%	9.20%	80
Static	119,612	-	0.00%	8.40%	-
-100	106,898	(12,714)	(10.63)%	7.41%	(99)

In addition to modeling changes in NPV, we also analyze potential changes to NII for a forecasted twelve-month period under rising and falling interest rate scenarios.  The following table shows the NII model as of December 31, 2015 (dollars in thousands):

Change in Interest Rates in Basis Points(1)	Net Interest Income	$ Change	% Change

+400	$47,314	(1,394)	(2.86)%
+300	47,698	(1.010)	(2.07)%
+200	48,068	(640)	(1.31)%
+100	48,443	(265)	(0.54)%
Static	48,708	-	0.00%
-100	48,698	(10)	(0.02)%

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

Management believes that the assumptions utilized in evaluating our estimated net interest income are reasonable. However, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based. Periodically, we may and do make significant changes to underlying assumptions, which are wholly judgmental.  Prepayments on residential mortgage loans and mortgage-backed securities have increased over historical levels in recent years due to the lower interest rate environment, and may result in reductions in margins.

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

Shareholders' equity as of December 31, 2015 totaled approximately $113.4 million compared to approximately $112.8 million as of December 31, 2014.  The book value per share of our common stock increased to $3.00 as of December 31, 2015, based upon 37,837,003 shares outstanding,  from $2.98 as of December 31, 2014, based upon 37,815,503 shares outstanding at December 31, 2014. Outstanding shares are adjusted for treasury stock and deferred compensation plan shares by the Company.

Regulatory Capital Requirements

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

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies' capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  Effective as of January 1, 2015, the new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered "well capitalized") and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered "well capitalized"); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered "well capitalized").  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements, which amount must be greater than 2.5% of total risk-weighted assets at January 1, 2019. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.  Management has reviewed the new standards and evaluated all options and strategies to ensure compliance with the new standards.  Both Republic and the Company met the "well capitalized" standards applicable to them as of December 31, 2015 and December 31, 2014.

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

Management believes that the Company and Republic met, as of December 31, 2015 and 2014, all capital adequacy requirements to which we are subject. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed Republic's category.

The Company and Republic's ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic's loan customers and Republic's ability to manage its interest rate risk, growth and other operating expenses.

The following table presents our regulatory capital ratios at December 31, 2015 and 2014:

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2015:

Total risk based capital
Republic	$138,566	12.65%	$87,617	8.00%	$109,521	10.00%
Company	145,089	13.19%	87,976	8.00%	-	-%
Tier one risk based capital
Republic	129,863	11.86%	65,712	6.00%	87,617	8.00%
Company	136,386	12.40%	65,982	6.00%	-	-%
CET 1 risk based capital
Republic	129,863	11.86%	49,284	4.50%	71,189	6.50%
Company	114,586	10.42%	49,487	4.50%	-	-%
Tier one leveraged capital
Republic	129,863	9.22%	56,328	4.00%	70,410	5.00%
Company	136,386	9.65%	56,531	4.00%	-	-%

At December 31, 2014:

Total risk based capital
Republic	$132,460	14.04%	$75,491	8.00%	$94,364	10.00%
Company	142,556	15.10%	75,543	8.00%	-	-%
Tier one risk based capital
Republic	120,924	12.81%	37,746	4.00%	56,618	6.00%
Company	131,020	13.88%	37,771	4.00%	-	-%
Tier one leveraged capital
Republic	120,924	10.37%	46,630	4.00%	58,288	5.00%
Company	131,020	11.23%	46,680	4.00%	-	-%

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

Regulatory authorities require us to maintain certain liquidity ratios in order for funds to be available to satisfy commitments to borrowers and the demands of depositors. In response to these requirements, we have formed an asset/liability committee (ALCO), comprised of certain members of Republic's Board of Directors and senior management to monitor such ratios. The ALCO committee is responsible for managing the liquidity position and interest sensitivity. That committee's primary objective is to maximize net interest income while configuring Republic's interest-sensitive assets and liabilities to manage interest rate risk and provide adequate liquidity for projected needs. The ALCO committee meets on a quarterly basis or more frequently if deemed necessary.

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $27.1 million at December 31, 2015, compared to $128.8 million at December 31, 2014. Loan maturities and repayments are another source of asset liquidity. At December 31, 2015, Republic estimated that more than $45.0 million of loans would mature or repay in the six-month period ending June 30, 2016. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At December 31, 2015, we had outstanding commitments (including unused lines of credit and letters of credit) of $170.4 million. Certificates of deposit scheduled to mature in one year totaled $50.1 million at December 31, 2015. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh.  Our maximum borrowing capacity with the FHLB was $440.6 million at December 31, 2015. As of December 31, 2015 and 2014, we had outstanding borrowings with the FHLB of $47.0 and $0 respectively. As of December 31, 2015, FHLB had issued letters of credit, on Republic's behalf, totaling $75.1 million against our available credit line. We also established a contingency line of credit of $10.0 million with Atlantic Community Bankers Bank ("ACBB") to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit at December 31, 2015 and 2014.

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

The Company does not consolidate its subsidiary trusts.  ASC 810 precludes consideration of the call option embedded in the preferred securities when determining if the Company has the right to a majority of the trusts' expected residual returns. The non-consolidation results in the investment in the common securities of the trusts to be included in other assets with a corresponding increase in outstanding debt of $676,000. In addition, the income received on the Company's investment in the common securities of the trusts is included in other income.

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

Item 7A:  Quantitative and Qualitative Disclosure about Market Risk
See "Management Discussion and Analysis of Results of Operations and Financial Condition – Interest Rate Risk Management".

Item 8:  Financial Statements and Supplementary Data
The Consolidated Financial Statements of the Company begin on page 64.

Tel: 717-233-8800 Fax: 717-233-8801 www.bdo.com	945 E. Park Drive, Suite 103 Harrisburg, PA 17111

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Republic First Bancorp, Inc.
Philadelphia, Pennsylvania
We have audited the accompanying consolidated balance sheets of Republic First Bancorp, Inc. and Subsidiaries (the "Bancorp") as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Bancorp's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic First Bancorp, Inc. and Subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bancorp's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Harrisburg, Pennsylvania
March 11, 2016

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2015 and 2014
(Dollars in thousands, except per share data)
	December 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$13,777	$14,822
Interest bearing deposits with banks	13,362	114,004
Cash and cash equivalents	27,139	128,826

Investment securities available for sale, at fair value	284,795	185,379
Investment securities held to maturity, at amortized cost (fair value of $171,845 and $68,253, respectively)	172,277	67,866
Restricted stock, at cost	3,059	1,157
Loans held for sale	3,653	1,676
Loans receivable (net of allowance for loan losses of $8,703 and $11,536, respectively)	866,066	770,404
Premises and equipment, net	46,164	35,030
Other real estate owned, net	11,313	3,715
Accrued interest receivable	4,216	3,226
Other assets	20,761	17,319
Total Assets	$1,439,443	$1,214,598

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$243,695	$224,245
Demand – interest bearing	381,499	283,768
Money market and savings	556,526	488,848
Time deposits	67,578	75,369
Total Deposits	1,249,298	1,072,230
Short-term borrowings	47,000	-
Accrued interest payable	245	265
Other liabilities	7,049	6,816
Subordinated debt	22,476	22,476
Total Liabilities	1,326,068	1,101,787

Shareholders' Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: 50,000,000 shares authorized; shares issued 38,365,848 as of December 31, 2015 and 38,344,348 as of December 31, 2014; shares outstanding 37,837,003 as of December 31, 2015 and 37,815,503 as of December 31, 2014	384	383
Additional paid in capital	152,897	152,234
Accumulated deficit	(32,833)	(35,266)
Treasury stock at cost (503,408 shares as of December 31, 2015 and December 31, 2014)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of December 31, 2015 and December 31, 2014)	(183)	(183)
Accumulated other comprehensive loss	(3,165)	(632)
Total Shareholders' Equity	113,375	112,811
Total Liabilities and Shareholders' Equity	$1,439,443	$1,214,598

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2015, 2014, and 2013
(Dollars in thousands, except per share data)
	Years Ended December 31,
	2015	2014	2013
Interest income
Interest and fees on taxable loans	$37,241	$34,530	$31,986
Interest and fees on tax-exempt loans	540	339	349
Interest and dividends on taxable investment securities	6,792	5,053	4,435
Interest and dividends on tax-exempt investment securities	585	364	250
Interest on federal funds sold and other interest-earning assets	278	187	185
Total interest income	45,436	40,473	37,205
Interest expense
Demand- interest bearing	1,401	888	825
Money market and savings	2,170	1,929	1,786
Time deposits	695	719	867
Other borrowings	1,115	1,108	1,112
Total interest expense	5,381	4,644	4,590
Net interest income	40,055	35,829	32,615
Provision for loan losses	500	900	4,935
Net interest income after provision for loan losses	39,555	34,929	27,680
Non-interest income
Loan advisory and servicing fees	2,226	1,452	1,615
Gain on sales of SBA loans	3,139	4,717	5,338
Service fees on deposit accounts	1,720	1,224	1,046
Legal settlements	2,550	-	238
Gain on sale of investment securities	108	458	703
Other-than-temporary impairment	(13)	21	-
Portion recognized in other comprehensive income (before taxes)	10	(28)	-
Net impairment loss on investment securities	(3)	(7)	-
Bank owned life insurance income	-	-	13
Other non-interest income	203	173	263
Total non-interest income	9,943	8,017	9,216
Non-interest expenses
Salaries and employee benefits	22,488	20,089	17,064
Occupancy	4,929	4,247	3,635
Depreciation and amortization	3,080	2,382	2,105
Legal	915	1,290	1,878
Other real estate owned	4,239	1,794	3,179
Advertising	627	597	447
Data processing	1,593	1,345	1,000
Insurance	720	586	625
Professional fees	1,268	1,468	1,420
Regulatory assessments and costs	1,248	1,065	1,257
Taxes, other	689	616	557
Legal settlements	-	-	1,875
Other operating expenses	5,295	5,071	5,369
Total non-interest expense	47,091	40,550	40,411
Income (loss) before benefit for income taxes	2,407	2,396	(3,515)
Benefit for income taxes	(26)	(46)	(35)
Net income (loss)	$2,433	$2,442	$(3,480)
Net income (loss) per share
Basic	$0.06	$0.07	$(0.13)
Diluted	$0.06	$0.07	$(0.13)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2015, 2014, and 2013
(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013

Net income (loss)	$2,433	$2,442	$(3,480)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities (pre-tax $(4,021), $4,992 and $(5,301), respectively)	(2,577)	3,199	(3,398)
Reclassification adjustment for securities gains (pre-tax $108, $458 and $703, respectively)	(69)	(293)	(450)
Reclassification adjustment for impairment charge (pre-tax $3, $7 and $-, respectively)	2	4	-
Net unrealized gains (losses) on securities	(2,644)	2,910	(3,848)
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity (pre-tax $-, $(1,233) and $-, respectively)	-	(790)	-
Amortization of net unrealized holding losses during the period (pre-tax $173, $118 and $-, respectively)	111	76	-

Total other comprehensive income (loss)	(2,533)	2,196	(3,848)

Total comprehensive income (loss)	$(100)	$4,638	$(7,328)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015, 2014, and 2013
(Dollars in thousands)
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$2,433	$2,442	$(3,480)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	500	900	4,935
Loss (gain) on sale of other real estate owned	-	9	(68)
Write down of other real estate owned	3,069	1,138	2,567
Depreciation and amortization	3,080	2,382	2,105
Deferred income taxes	(84)	(142)	(304)
Stock based compensation	600	420	325
Gain on sale and call of investment securities	(108)	(458)	(703)
Impairment charges on investment securities	3	7	-
Amortization of premiums on investment securities	840	540	731
Accretion of discounts on retained SBA loans	(1,005)	(899)	(448)
Fair value adjustments on SBA servicing assets	14	655	212
Proceeds from sales of SBA loans originated for sale	32,922	51,388	58,175
SBA loans originated for sale	(31,760)	(43,416)	(57,450)
Gains on sales of SBA loans originated for sale	(3,139)	(4,717)	(5,338)
Increase in value of bank owned life insurance	-	-	(13)
Increase in accrued interest receivable and other assets	(2,942)	(1,772)	(363)
Net increase (decrease) in accrued interest payable and other liabilities	213	325	(323)
Net cash provided by operating activities	4,636	8,802	560

Cash flows from investing activities
Purchase of investment securities available for sale	(146,668)	(78,825)	(62,544)
Purchase of investment securities held to maturity	(121,402)	-	-
Proceeds from the sale of securities available for sale	11,707	5,700	7,946
Proceeds from the maturity or call of securities available for sale	31,159	25,822	32,931
Proceeds from the maturity or call of securities held to maturity	16,689	2,308	48
Net (purchase) redemption of restricted stock	(1,902)	413	2,246
Net increase in loans	(106,616)	(104,357)	(63,870)
Net proceeds from sale of other real estate owned	792	197	2,600
Surrender proceeds on bank owned life insurance	-	-	10,503
Premises and equipment expenditures	(14,214)	(14,664)	(2,877)
Net cash used in investing activities	(330,455)	(163,406)	(73,017)

Cash flows from financing activities
Net proceeds from stock offering	-	44,853	-
Net proceeds from exercise of stock options	64	1	-
Net increase in demand, money market and savings deposits	184,859	206,163	24,731
Net decrease in time deposits	(7,791)	(3,467)	(44,398)
Increase in short-term borrowings	47,000	-	-
Net cash provided by (used in) financing activities	224,132	247,550	(19,667)

Net increase (decrease) in cash and cash equivalents	(101,687)	92,946	(92,124)
Cash and cash equivalents, beginning of year	128,826	35,880	128,004
Cash and cash equivalents, end of year	$27,139	$128,826	$35,880

Supplemental disclosures
Interest paid	$5,401	$4,616	$4,654
Income taxes paid	$-	$70	$235
Non-cash transfers from loans to other real estate owned	$11,459	$1,000	$246
Transfer of available-for-sale-securities to held-to-maturity securities	$-	$70,118	$-

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2015, 2014, and 2013
(Dollars in thousands)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance January 1, 2013	$265	$106,753	$(34,228)	$(3,099)	$(809)	$1,020	$69,902

Net loss			(3,480)				(3,480)
Other comprehensive loss, net of tax						(3,848)	(3,848)
Stock based compensation		325					325

Balance December 31, 2013	265	107,078	(37,708)	(3,099)	(809)	(2,828)	62,899

Net income			2,442				2,442
Other comprehensive income, net of tax						2,196	2,196
Proceeds from shares issued under common stock offering (11,842,106 shares) net of offering costs	118	44,735					44,853
Stock based compensation		420					420
Options exercised (500 shares)		1					1
Transfer from deferred compensation plan to treasury stock (87,105 shares)				(626)	626		-

Balance December 31, 2014	383	152,234	(35,266)	(3,725)	(183)	(632)	112,811

Net income			2,433				2,433
Other comprehensive loss, net of tax						(2,533)	(2,533)
Stock based compensation		600					600
Options exercised (21,500 shares)	1	63					64

Balance December 31, 2015	$384	$152,897	$(32,833)	$(3,725)	$(183)	$(3,165)	$113,375

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Nature of Operations

Republic First Bancorp, Inc. ("The Company") is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania.  It is comprised of one wholly-owned subsidiary, Republic First Bank, which does business under the name of Republic Bank ("Republic").  Republic is a Pennsylvania state chartered bank that offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and store locations in Philadelphia, Montgomery, Delaware, Camden, Burlington, and Gloucester Counties.  The Company also has three unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of three separate issuances of trust preferred securities.

The Company and Republic encounter vigorous competition for market share in the geographic areas they serve from national, regional and other community banks, thrift institutions, credit unions and other non-bank financial organizations, such as mutual fund companies, insurance companies and brokerage companies.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Republic. The Company follows accounting standards set by the Financial Accounting Standards Board ("FASB").  The FASB sets accounting principles generally accepted in the United States of America ("US GAAP") that are followed to ensure consistent reporting of financial condition, results of operations, and cash flows. All material intercompany transactions have been eliminated. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements.

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

Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned, assessment of other than temporary impairment ("OTTI") of investment securities, fair value of financial instruments and the realization of deferred income tax assets. Consideration is given to a variety of factors in establishing these estimates.

Significant Group Concentrations of Credit Risk

Most of the Company's activities are with customers located within the Greater Philadelphia region.  Note 3 – Investment Securities discusses the types of investment securities that the Company invests in.  Note 4 – Loans Receivable discusses the types of lending that the Company engages in as well as loan concentrations.  The Company does not have a significant concentration of credit risk with any one customer.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash and due from banks, interest-bearing deposits with an original maturity of ninety days or less and federal funds sold, maturing in ninety days or less, to be cash and cash equivalents.

Restrictions on Cash and Due from Banks

Republic is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods that include December 31, 2015 and 2014 were approximately $10.8 million and $4.0 million, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

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

Investment securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, the intent to hold the security and the likelihood of the Company not being required to sell the security prior to an anticipated recovery in the fair value. The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the portion of the decline related to credit impairment is charged to earnings. Impairment charges on bank pooled trust preferred securities of $3,000, $7,000, and $0 were recognized during the years ended December 31, 2015, 2014, and 2013, respectively, as a result of estimated other-than-temporary impairment.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, was carried at cost as of December 31, 2015 and 2014.  As of those dates, restricted stock consisted of investments in the capital stock of the FHLB of Pittsburgh and Atlantic Community Bankers Bank ("ACBB").  The required investment in the capital stock of the FHLB is calculated based on outstanding loan balances and open credit facilities with the FHLB.  Excess investments are returned to Republic on a quarterly basis.

At December 31, 2015 and December 31, 2014, the investment in FHLB stock totaled $2.9 million and $1.0 million, respectively.  The increase was due to a short-term borrowing from FHLB.  At both December 31, 2015 and December 31, 2014, ACBB stock totaled $143,000.

Loans Receivable

The loans receivable portfolio is segmented into commercial and industrial loans, commercial real estate loans, owner occupied real estate loans, construction and land development loans, consumer and other loans, and residential mortgages.  Consumer loans consist of home equity loans and other consumer loans.

       Commercial and industrial loans are underwritten after evaluating historical and projected profitability and cash flow to determine the borrower's ability to repay their obligation as agreed. Commercial and industrial loans are made primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral supporting the loan facility. Accordingly, the repayment of a commercial and industrial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

       Commercial real estate and owner occupied real estate loans are subject to the underwriting standards and processes similar to commercial and industrial loans, in addition to those underwriting standards for real estate loans. These loans are viewed primarily as cash flow dependent and secondarily as loans secured by real estate. Repayment of these loans is generally dependent upon the successful operation of the property securing the loan or the principal business conducted on the property securing the loan. In addition, the underwriting considers the amount of the principal advanced relative to the property value. Commercial real estate and owner occupied real estate loans may be adversely affected by conditions in the real estate markets or the economy in general. Management monitors and evaluates commercial real estate and owner occupied real estate loans based on cash flow estimates, collateral and risk-rating criteria. The Company also utilizes third-party experts to provide environmental and market valuations. Substantial effort is required to underwrite, monitor and evaluate commercial real estate and owner occupied real estate loans.

       Construction and land development loans are underwritten based upon a financial analysis of the developers and property owners and construction cost estimates, in addition to independent appraisal valuations. These loans will rely on the value associated with the project upon completion. These cost and valuation amounts used are estimates and may be inaccurate. Construction loans generally involve the disbursement of substantial funds over a short period of time with repayment substantially dependent upon the success of the completed project. Sources of repayment of these loans would be permanent financing upon completion or sales of developed property. These loans are closely monitored by onsite inspections and are considered to be of a higher risk than other real estate loans due to their ultimate repayment being sensitive to general economic conditions, availability of long-term financing, interest rate sensitivity, and governmental regulation of real property.

       Consumer and other loans consist of home equity loans and lines of credit and other loans to individuals originated through the Company's retail network, which are typically secured by personal property or unsecured. Home equity loans and lines of credit often carry additional risk as a result of typically being in a second position or lower in the event collateral is liquidated. Consumer loans have may also have greater credit risk because of the difference in the underlying collateral, if any. The application of various federal and state bankruptcy and insolvency laws may limit the amount that can be recovered on such loans.

Residential mortgage loans are secured by one to four family dwelling units. This group consists of first mortgages and are originated at loan to value ratios of 80% or less.

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

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments.  The allowance for loan losses represents management's estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans.  The reserve for unfunded lending commitments would represent management's estimate of losses inherent in its unfunded loan commitments and would be recorded in other liabilities on the consolidated balance sheet, if necessary.  The allowance for credit losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

The allowance for credit losses is an amount that represents management's estimate of known and inherent losses related to the loan portfolio and unfunded loan commitments.  Because the allowance for credit losses is dependent, to a great extent, on the general economy and other conditions that may be beyond Republic's control, the estimate of the allowance for credit losses could differ materially in the near term.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are categorized as impaired.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for several qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  All identified losses are immediately charged off and therefore no portion of the allowance for loan losses is restricted to any individual loan or group of loans, and the entire allowance is available to absorb any and all loan losses.

In estimating the allowance for credit losses, management considers current economic conditions, past loss experience, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews and regulatory examinations, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant and qualitative risk factors.  These qualitative risk factors include:

1)	Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices.
2)	National, regional and local economic and business conditions as well as the condition of various segments.
3)	Nature and volume of the portfolio and terms of loans.
4)	Experience, ability and depth of lending management and staff.
5)	Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.
6)	Quality of the Company's loan review system, and the degree of oversight by the Company's Board of Directors.
7)	Existence and effect of any concentration of credit and changes in the level of such concentrations.
8)	Effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management's best judgment using relevant information available at the time of the evaluation.  Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment, include payment status and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, and the borrower's prior payment record.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of substantially all of the Company's impaired loans are measured based on the estimated fair value of the loan's collateral.

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

For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower's financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices.  Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual residential mortgage loans, home equity loans and other consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan's stated maturity date.  Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  Loans classified as troubled debt restructurings are designated as impaired.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories.  The borrower's overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans classified special mention have potential weaknesses that deserve management's close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are rated pass.

In addition, federal and state regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management's comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

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

The SBA servicing asset is initially recorded when loans are sold and the servicing rights are retained and recorded on the balance sheet, included in other assets.  Updated fair values are obtained from an independent third party on a quarterly basis and adjustments are presented as loan advisory and servicing fees on the statement of operations. The valuation begins with the projection of future cash flows for each asset based on their unique characteristics, our market-based assumptions for prepayment speeds and estimated losses and recoveries.  The present value of the future cash flows are then calculated utilizing our market-based discount ratio assumptions.  In all cases, we model expected payments for every loan for each quarterly period in order to create the most detailed cash flow stream possible.

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.

For more information on the SBA servicing asset including the sensitivity of the current fair value of the SBA loan servicing rights to adverse changes in key assumptions, see Note 15 – Fair Value Measurements and Fair Values of Financial Instruments.

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

Guarantees

The Company accounts for guarantees in accordance with ASC 815 Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.  ASC 815 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has financial and performance letters of credit.  Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements.   Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations.  The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2015 is $5.2 million and they expire as follows: $4.1 million in 2016, $25,000 in 2018, $1.1 million in 2019, and $24,000 in 2020.  Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.  There was no liability for guarantees under standby letters of credit as of December 31, 2015 and December 31, 2014.

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

The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment.

The Company recognizes interest and penalties on income taxes, if any, as a component of the provision for income taxes.

Stock Based Compensation

The Company has a Stock Option and Restricted Stock Plan ("the 2005 Plan"), under which the Company granted options, restricted stock or stock appreciation rights to the Company's employees, directors, and certain consultants.  The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company's 2005 annual meeting of shareholders.  Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants.  As of December 31, 2015, the only grants under the 2005 Plan were option grants.  The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company's stock on the date of the grant.  Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company's shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the "2014 Plan"), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company's employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At December 31, 2015, the maximum number of shares of common shares issuable under the 2014 Plan was 3.9 million.

Earnings Per Share

Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSE"). CSEs consist of dilutive stock options granted through the Company's stock option plans and convertible securities related to trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income.  In 2015, 2014, and 2013, the effect of CSEs (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculations.

The calculation of EPS for the years ended December 31, 2015, 2014, and 2013 is as follows:
(dollars in thousands, except per share amounts)	2015	2014	2013

Net income (loss) - basic and diluted	$2,433	$2,442	$(3,480)

Weighted average shares outstanding	37,818	34,232	25,973

Net income (loss) per share – basic	$0.06	$0.07	$(0.13)

Weighted average shares outstanding (including dilutive CSEs)	38,094	34,591	25,973

Net income (loss) per share – diluted	$0.06	$0.07	$(0.13)

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

(in thousands)	2015	2014	2013

Anti-dilutive securities

Share based compensation awards	1,671	1,136	1,216

Convertible securities	1,662	1,662	1,662

Total anti-dilutive securities	3,333	2,798	2,878

 Comprehensive Income / (Loss)

The Company presents as a component of comprehensive income (loss) the amounts from transactions and other events, which currently are excluded from the consolidated statements of operations and are recorded directly to shareholders' equity.  These amounts consist of unrealized holding gains (losses) on available for sale securities and amortization of unrealized holding losses on available-for-sale securities transferred to held-to-maturity.
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

The Company does not consolidate its subsidiary trusts.  ASC 810 precludes consideration of the call option embedded in the preferred securities when determining if the Company has the right to a majority of the trusts' expected residual returns. The non-consolidation results in the investment in the common securities of the trusts to be included in other assets with a corresponding increase in outstanding debt of $676,000. In addition, the income received on the Company's investment in the common securities of the trusts is included in other income.

 Treasury Stock

Common stock purchased for treasury is recorded at cost.

 Recent Accounting Pronouncements

ASU 2014-04

In January 2014, the FASB issued ASU 2014-04, "Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure – a consensus of the FASB Emerging Issues Task Force."  The guidance clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.  For public business entities, the ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the ASU was effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015.  The adoption of ASU 2014-04 did not have a material effect on the Company's consolidated financial statements.

ASU 2014-09

       In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40)."  The purpose of this guidance is to clarify the principles for recognizing revenue.  The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification.  For public companies, early adoption of the update will be effective for interim and annual periods beginning after December 15, 2016.  For public companies that elect to defer the update, adoption will be effective for interim and annual periods beginning after December 15, 2017.  The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect a material impact. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with The Company (Topic 606): Deferral of the Effective Date. The guidance in this ASU is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company does not expect this ASU to have a significant impact on its financial condition or results of operations.

ASU 2014-14

      In August 2014, the FASB issued ASU 2014-14, "Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure - a consensus of the FASB Emerging Issues Task Force."  The amendments in this Update address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that meet certain conditions to "other receivables" upon foreclosure, rather than reclassifying them to other real estate owned (OREO). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor. The ASU was effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For all other entities, the amendments are effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. The Company adopted ASU 2014-14 effective January 1, 2015.  The adoption of ASU 2014-14 did not have a material effect on the Company's consolidated financial statements.

ASU 2016-01

       In January 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments - Overall. The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.

ASU 2016-02

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases. From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn't convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to 2014 and 2013 information to conform to the 2015 presentation.  The reclassifications had no effect on results of operations.

3.	Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at December 31, 2015 and 2014 is as follows:

	At December 31, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$180,795	$523	$(3,173)	$178,145
Agency mortgage-backed securities	10,073	176	(78)	10,171
Municipal securities	22,814	562	(32)	23,344
Corporate bonds	54,294	135	(300)	54,129
Asset-backed securities	17,631	-	(626)	17,005
Trust preferred securities	3,070	-	(1,187)	1,883
Other securities	115	3	-	118
Total securities available for sale	$288,792	$1,399	$(5,396)	$284,795

U.S. Government agencies	$17,067	$39	$(72)	$17,034
Collateralized mortgage obligations	146,458	402	(780)	146,080
Agency mortgage-backed securities	7,732	-	(21)	7,711
Other securities	1,020	-	-	1,020
Total securities held to maturity	$172,277	$441	$(873)	$171,845

	At December 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$98,626	$692	$(96)	$99,222
Agency mortgage-backed securities	13,271	564	(33)	13,802
Municipal securities	15,784	363	(40)	16,107
Corporate bonds	33,840	621	(34)	34,427
Asset-backed securities	18,353	152	-	18,505
Trust preferred securities	5,261	-	(2,068)	3,193
Other securities	115	8	-	123
Total securities available for sale	$185,250	$2,400	$(2,271)	$185,379

U.S. Government agencies	$1	$-	$-	$1
Collateralized mortgage obligations	67,845	531	(144)	68,232
Other securities	20	-	-	20
Total securities held to maturity	$67,866	$531	$(144)	$68,253

The following table presents investment securities by stated maturity at December 31, 2015. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these securities are classified separately with no specific maturity date.
	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$7,444	$7,505	$-	$-
After 1 year to 5 years	13,617	13,730	5,070	5,021
After 5 years to 10 years	50,645	49,089	13,017	13,033
After 10 years	26,218	26,155	-	-
Collateralized mortgage obligations	180,795	178,145	146,458	146,080
Agency mortgage-backed securities	10,073	10,171	7,732	7,711
Total	$288,792	$284,795	$172,277	$171,845

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.
      The Company's investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities.  There were no private label mortgage-backed securities ("MBS") or collateralized mortgage obligations ("CMO") held in the investment securities portfolio as of December 31, 2015 and December 31, 2014.  There were also no MBS or CMO securities that were rated "Alt-A" or "sub-prime" as of those dates.

       The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the available for sale portfolio are included in shareholders' equity as a component of accumulated other comprehensive income or loss, net of tax.  Securities classified as held to maturity are carried at amortized cost.  An unrealized loss exists when the current fair value of an individual security is less than the amortized cost basis.

The Company regularly evaluates investment securities that are in an unrealized loss position in order to determine if the decline in fair value is other than temporary.  Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, the current interest rate environment and the rating of each security.  An other-than-temporary impairment ("OTTI") loss must be recognized for a debt security in an unrealized loss position if the Company intends to sell the security or it is more likely than not that it will be required to sell the security prior to recovery of the amortized cost basis.  The amount of OTTI loss recognized is equal to the difference between the fair value and the amortized cost basis of the security that is attributed to credit deterioration.  Accounting standards require the evaluation of the expected cash flows to be received to determine if a credit loss has occurred.  In the event of a credit loss, that amount must be recognized against income in the current period.  The portion of the unrealized loss related to other factors, such as liquidity conditions in the market or the current interest rate environment, is recorded in accumulated other comprehensive income (loss).

Impairment charges (credit losses) on trust preferred securities for the years ended December 31, 2015, 2014, and 2013 amounted to $3,000, $7,000, and $0, respectively.

At December 31, 2015 and 2014, investment securities in the amount of approximately $209.4 million and $149.0 million, respectively, were pledged as collateral for public deposits and certain other deposits as required by law.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at December 31, 2015 and 2014 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2015	2014

Beginning Balance, January 1st	$3,966	$3,959
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	3	7
Reductions for securities paid off during the period	-	-
Reductions for securities sold during the period	(3,039)	-
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company
intends to sell the security	-	-
Ending Balance, December 31st	$930	$3,966

     The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2015 and 2014:

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$116,161	$3,173	$-	$-	$116,161	$3,173
Agency mortgage-backed securities	2,389	14	5,502	64	7,891	78
Municipal securities	886	15	1,814	17	2,700	32
Corporate bonds	9,583	258	2,952	42	12,535	300
Asset backed securities	17,005	626	-	-	17,005	626
Trust preferred securities	-	-	1,883	1,187	1,883	1,187
Total Available for Sale	$146,024	$4,086	$12,151	$1,310	$158,175	$5,396

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$11,954	$72	$-	$-	$11,954	$72
Collateralized mortgage obligations	68,888	732	15,956	48	84,844	780
Agency mortgage-backed securities	7,711	21	-	-	7,711	21
Total Held to Maturity	$88,553	$825	$15,956	$48	$104,509	$873

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$17,331	$96	$-	$-	$17,331	$96
Agency mortgage-backed securities	3,997	2	1,069	31	5,066	33
Municipal securities	1,298	10	1,395	30	2,693	40
Corporate bonds	4,880	34	-	-	4,880	34
Trust preferred securities	-	-	3,193	2,068	3,193	2,068
Total Available for Sale	$27,506	$142	$5,657	$2,129	$33,163	$2,271

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$19,766	$92	$9,232	$52	$28,998	$144
Total Held to Maturity	$19,766	$92	$9,232	$52	$28,998	$144

Unrealized losses on securities in the investment portfolio amounted to $6.3 million with a total fair value of $262.7 million as of December 31, 2015 compared to unrealized losses of $2.4 million with a total fair value of $62.2 million as of December 31, 2014.  The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

       The Company held four U.S. Government agency securities, thirty-four collateralized mortgage obligations and seven agency mortgage-backed securities that were in an unrealized loss position at December 31, 2015. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of December 31, 2015.

       All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody's or Standard & Poor's. In addition the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At December 31, 2015, the investment portfolio included three municipal securities that were in an unrealized loss position. Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of any credit deterioration.

       At December 31, 2015, the investment portfolio included two asset-backed securities that were in an unrealized loss position. The asset-backed securities held in the investment securities portfolio consist solely of Sallie Mae bonds, collateralized by student loans which are guaranteed by the U.S. Department of Education.  Management believes the unrealized losses on these securities were driven by changes in market interest rates and not a result of any credit deterioration.  At December 31, 2015, the investment portfolio included four corporate bonds that were in an unrealized loss position.  Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of any credit deterioration.

       The unrealized losses on the trust preferred securities are primarily the result of the secondary market for such securities becoming inactive and are also considered temporary at this time. The following table provides additional detail on the trust preferred securities held in the portfolio as of December 31, 2015.

(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2015 and beyond	Cumulative OTTI Life to Date
TPREF Funding II	Class B Notes	$732	$416	$(316)	C	20	36%	0.39%	$267
TPREF Funding III	Class B2 Notes	1,518	901	(617)	C	15	32	0.42	483
ALESCO Preferred Funding V	Class C1 Notes	820	566	(254)	C	40	17	0.32	180
Total		$3,070	$1,883	$(1,187)		75	28%		$930

 Proceeds of sales of securities available for sale in 2015 were $11.7 million. Gross gains of $396,000 and gross losses of $288,000 were realized on these sales.  The tax provision applicable to the net gains for the year ended December 31, 2015 amounted to $39,000. Included in the 2015 sales activity were the sales of four CDO securities. Proceeds from the sale of the CDO securities totaled $2.0 million. Gross gains of $70,000 and gross losses of $288,000 were realized on these sales.  The tax provision applicable to the net losses for the twelve months ended December 31, 2015 amounted to $78,000. Management had previously stated that it did not intend to sell the CDO securities prior to their maturity or the recovery of their cost bases, nor would it be forced to sell these securities prior to maturity or recovery of the cost bases.  This statement was made over a period of several years where there was limited trading activity in the pooled trust preferred CDO market resulting in fair market value estimates well below the book values. During 2015, management received several inquiries regarding the availability of the CDO securities and noted an increased level of trading in this type of security. As a result of the increased activity and the level of bids received, management elected to sell the four CDOs resulting in a net loss of $218,000 during 2015 which was offset by gains on sales of agency mortgage- backed securities and corporate bonds.  The Bank continues to demonstrate the ability and intent to hold the remaining CDOs until maturity or recovery of the cost bases, but will evaluate future opportunities to sell the remaining CDOs if they arise.

       The Company realized gross gains on the sale of securities of $458,000 in 2014. The related sale proceeds amounted to $5.7 million.  The tax provision applicable to these gross gains in 2014 amounted to approximately $165,000.

       In July 2014, thirteen CMOs with a fair value of $70.1 million that were previously classified as available-for-sale were transferred to the held-to-maturity category.  These securities were transferred at fair value. Unrealized losses of $1.2 million associated with the transferred securities will remain in other comprehensive income and be amortized as an adjustment to yield over the remaining life of those securities.  At December 31, 2015, there is an approximate unrealized loss of $942,000 remaining to be amortized.

4.	Loans Receivable

       The following table sets forth the Company's gross loans by major categories as of December 31, 2015 and 2014:

(dollars in thousands)	December 31, 2015	December 31, 2014

Commercial real estate	$349,726	$379,259
Construction and land development	46,547	29,861
Commercial and industrial	181,850	145,113
Owner occupied real estate	246,398	188,025
Consumer and other	48,126	39,713
Residential mortgage	2,380	408
Total loans receivable	875,027	782,379
Deferred costs (fees)	(258)	(439)
Allowance for loan losses	(8,703)	(11,536)
Net loans receivable	$866,066	$770,404

The Company disaggregates its loan portfolio into groups of loans with similar risk characteristics for purposes of estimating the allowance for loan losses.

The Company's loan groups include commercial real estate, construction and land development, commercial and industrial, owner occupied real estate, consumer, and residential mortgages.  The remaining loan groups are also considered classes for purposes of monitoring and assessing credit quality based on certain risk characteristics.

     A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans. The following table summarizes information with regard to impaired loans by loan portfolio class as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial real estate	$11,692	$11,730	$-	$11,964	$11,969	$-
Construction and land development	117	2,208	-	61	158	-
Commercial and industrial	2,381	3,683	-	3,764	7,275	-
Owner occupied real estate	507	507	-	524	528	-
Consumer and other	800	1,084	-	429	708	-
Total	$15,497	$19,212	$-	$16,742	$20,638	$-

With an allowance recorded:
Commercial real estate	$511	$511	$47	$13,118	$13,245	$3,858
Construction and land development	-	-	-	316	3,741	217
Commercial and industrial	3,112	5,779	1,111	1,457	2,057	211
Owner occupied real estate	2,862	2,876	1,059	4,011	4,162	844
Consumer and other	147	147	21	-	-	-
Total	$6,632	$9,313	$2,238	$18,902	$23,205	$5,130

Total:
Commercial real estate	$12,203	$12,241	$47	$25,082	$25,214	$3,858
Construction and land development	117	2,208	-	377	3,899	217
Commercial and industrial	5,493	9,462	1,111	5,221	9,332	211
Owner occupied real estate	3,369	3,383	1,059	4,535	4,690	844
Consumer and other	947	1,231	21	429	708	-
Total	$22,129	$28,525	$2,238	$35,644	$43,843	$5,130

      The following table presents additional information regarding the Company's impaired loans for the years ended December 31, 2015, 2014, and 2013:

	Years Ended December 31,
	2015		2014		2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$12,796	$282	$7,739	$450	$14,062	$731
Construction and land development	206	2	462	-	1,954	35
Commercial and industrial	3,225	78	3,070	22	2,783	19
Owner occupied real estate	700	6	714	8	347	9
Consumer and other	685	13	482	4	651	6
Total	$17,612	$381	$12,467	$484	$19,797	$800

With an allowance recorded:
Commercial real estate	$5,544	$13	$13,197	$5	$6,261	$195
Construction and land development	90	-	557	-	499	-
Commercial and industrial	2,587	28	3,244	-	3,881	40
Owner occupied real estate	3,643	92	3,446	125	3,139	146
Consumer and other	59	2	40	-	110	-
Total	$11,923	$135	$20,484	$130	$13,890	$381

Total:
Commercial real estate	$18,340	$295	$20,936	$455	$20,323	$926
Construction and land development	296	2	1,019	-	2,453	35
Commercial and industrial	5,812	106	6,314	22	6,664	59
Owner occupied real estate	4,343	98	4,160	133	3,486	155
Consumer and other	744	15	522	4	761	6
Total	$29,535	$516	$32,951	$614	$33,687	$1,181

The total average recorded investment on the Company's impaired loans for the years ended December 31, 2015, 2014, and 2013 were $29.5 million, $33.0 million, and $33.7 million, respectively,  and the related interest income recognized for those dates was $516,000, $614,000, and $1.2 million, respectively.  If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $765,000, $980,000, and $488,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Included in loans are loans due from directors and other related parties of $8.5 million at December 31, 2015, and $8.8 million at December 31, 2014, and 2013.  The Board of Directors approves loans to individual directors to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies.  The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2015, 2014, and 2013.

(dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Balance at beginning of year	$8,753	$8,762	$9,128
Additions	295	500	51
Repayments	(527)	(509)	(417)
Balance at end of year	$8,521	$8,753	$8,762

5.    Allowances for Loan Losses

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the years ended December 31, 2015, 2014, and 2013:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Year ended December, 2015
Allowance for loan losses:

Beginning balance:	$6,828	$917	$1,579	$1,638	$234	$2	$338	$11,536
Charge-offs	(2,624)	(260)	(408)	(133)	-	-	-	(3,425)
Recoveries	4	5	49	-	34	-	-	92
Provisions (credits)	(1,815)	(324)	1,712	525	27	12	363	500
Ending balance	$2,393	$338	$2,932	$2,030	$295	$14	$701	$8,703

Year ended December, 2014
Allowance for loan losses:

Beginning Balance:	$6,454	$1,948	$2,309	$985	$225	$14	$328	$12,263
Charge-offs	(364)	(303)	(1,185)	(150)	(10)	-	-	(2,012)
Recoveries	5	214	166	-	-	-	-	385
Provisions (credits)	733	(942)	289	803	19	(12)	10	900
Ending balance	$6,828	$917	$1,579	$1,638	$234	$2	$338	$11,536

Year ended December, 2013
Allowance for loan losses:

Beginning Balance:	$3,979	$1,273	$1,880	$1,967	$234	$17	$192	$9,542
Charge-offs	(1,291)	(60)	(611)	(320)	(75)	-	-	(2,357)
Recoveries	54	-	63	-	26	-	-	143
Provisions (credits)	3,712	735	977	(662)	40	(3)	136	4,935
Ending balance	$6,454	$1,948	$2,309	$985	$225	$14	$328	$12,263

     The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of December 31, 2015 and 2014:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2015

Allowance for loan losses:
Individually evaluated for impairment	$47	$-	$1,111	$1059	$21	$-	$-	$2,238
Collectively evaluated for impairment	2,346	338	1,821	971	274	14	701	6,465
Total allowance for loan losses	$2,393	$338	$2,932	$2,030	$295	$14	$701	$8,703

Loans receivable:
Loans evaluated individually	$12,203	$117	$5,493	$3,369	$947	$-	$-	$22,129
Loans evaluated collectively	337,523	46,430	176,357	243,029	47,179	2,380	-	852,898
Total loans receivable	$349,726	$46,547	$181,850	$246,398	$48,126	$2,380	$-	$875,027

	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2014

Allowance for loan losses:
Individually evaluated for impairment	$3,858	$217	$211	$844	$-	$-	$-	$5,130
Collectively evaluated for impairment	2,970	700	1,368	794	234	2	338	6,406
Total allowance for loan losses	$6,828	$917	$1,579	$1,638	$234	$2	$338	$11,536

Loans receivable:
Loans evaluated individually	$25,082	$377	$5,221	$4,535	$429	$-	$-	$35,644
Loans evaluated collectively	354,177	29,484	139,892	183,490	39,284	408	-	746,735
Total loans receivable	$379,259	$29,861	$145,113	$188,025	$39,713	$408	$-	$782,379

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following tablepresents the classes of the loan portfolio summarized by the past due status as of December 31, 2015 and 2014:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2015
Commercial real estate	$-	$7,657	$5,913	$13,570	$336,156	$349,726	$-
Construction and land development	-	-	117	117	46,430	46,547	-
Commercial and industrial	1,661	997	3,156	5,814	176,036	181,850	-
Owner occupied real estate	800	469	2,894	4,163	242,235	246,398	-
Consumer and other	285	192	542	1,019	47,107	48,126	-
Residential mortgage	132	-	-	132	2,248	2,380	-
Total	$2,878	$9,315	$12,622	$24,815	$850,212	$875,027	$-

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2014
Commercial real estate	$713	$11,034	$13,979	$25,726	$353,533	$379,259	$-
Construction and land development	-	-	377	377	29,484	29,861	-
Commercial and industrial	193	2,186	4,349	6,728	138,385	145,113	-
Owner occupied real estate	626	812	2,306	3,744	184,281	188,025	-
Consumer and other	149	30	429	608	39,105	39,713	-
Residential mortgage	-	-	-	-	408	408	-
Total	$1,681	$14,062	$21,440	$37,183	$745,196	$782,379	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within our internal risk rating system as of December 31, 2015 and 2014:
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2015:
Commercial real estate	$329,567	$7,956	$12,203	$-	$349,726
Construction and land development	46,430	-	117	-	46,547
Commercial and industrial	176,132	225	4,064	1,429	181,850
Owner occupied real estate	242,560	469	3,369	-	246,398
Consumer and other	47,104	75	947	-	48,126
Residential mortgage	2,380	-	-	-	2,380
Total	$844,173	$8,725	$20,700	$1,429	$875,027

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2014:
Commercial real estate	$345,444	$8,199	$25,616	$-	$379,259
Construction and land development	29,484	-	377	-	29,861
Commercial and industrial	139,062	702	3,920	1,429	145,113
Owner occupied real estate	181,940	1,550	4,535	-	188,025
Consumer and other	38,951	75	687	-	39,713
Residential mortgage	408	-	-	-	408
Total	$735,289	$10,526	$35,135	$1,429	$782,379

The following table shows non-accrual loans by class as of December 31, 2015 and 2014:

(dollars in thousands)	December 31, 2015	December 31, 2014

Commercial real estate	$5,913	$13,979
Construction and land development	117	377
Commercial and industrial	3,156	4,349
Owner occupied real estate	2,894	2,306
Consumer and other	542	429
Residential mortgage	-	-
Total	$12,622	$21,440

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $765,000, $980,000, and $488,000, for 2015, 2014, and 2013, respectively.

Troubled Debt Restructurings

A modification to the contractual terms of a loan which results in a concession to a borrower that is experiencing financial difficulty is classified as a troubled debt restructuring ("TDR").  The concessions made in a TDR are those that would not otherwise be considered for a borrower or collateral with similar risk characteristics.  A TDR is typically the result of efforts to minimize potential losses that may be incurred during loan workouts, foreclosure, or repossession of collateral at a time when collateral values are declining.  Concessions include a reduction in interest rate below current market rates, a material extension of time to the loan term or amortization period, partial forgiveness of the outstanding principal balance, acceptance of interest only payments for a period of time, or a combination of any of these conditions.

The following table summarizes information with regard to outstanding troubled debt restructurings at December 31, 2015 and 2014:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
December 31, 2015
Commercial real estate	1	$5,778	$-	$5,778
Construction and land development	-	-	-	-
Commercial and industrial	2	252	935	1,187
Owner occupied real estate	1	-	1,825	1,825
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	4	$6,030	$2,760	$8,790

December 31, 2014
Commercial real estate	1	$6,069	$-	$6,069
Construction and land development	-	-	-	-
Commercial and industrial	1	-	1,673	1,673
Owner occupied real estate	1	1,852	-	1,852
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	3	$7,921	$1,673	$9,594

All TDRs are considered impaired and are therefore individually evaluated for impairment in the calculation of the allowance for loan losses.  Some TDRs may not ultimately result in the full collection of principal and interest as restructured and could lead to potential incremental losses.  These potential incremental losses would be factored into our estimate of the allowance for loan losses.  The level of any subsequent defaults will likely be affected by future economic conditions.  There was one loan modification made during the year ended December 31, 2015 that met the criteria of a TDR.  There was one loan modification made during the year ended December 31, 2014 that met the criteria of a TDR.  There were no modifications made during the year ended December 31, 2013 that met the criteria of a TDR.
The Company modified one commercial and industrial loan during the year ended December 31, 2015. In accordance with the modified terms of the commercial and industrial loan, the Company increased the principal by $30,000.  The Company also extended the maturity date of the loan. The commercial and industrial loan has been and continues to be an accruing loan.  The borrower has remained current since the modification. The pre-modification balance was $230,000 and the post modification balance was $260,000.
The Company modified one commercial real estate loan during the year ended December 31, 2014. In accordance with the modified terms of the commercial real estate loan, the Company modified the amortization time frame and reduced the effective interest rate when compared to the interest rate of the original loan. The Company also extended the maturity date of the loan.  This loan had been and continues to be an accruing loan.  The borrower has remained current since the modification.  The pre-modification balance was $6.0 million and the post-modification balance was $6.1 million.
There were no residential mortgages in the process of foreclosure as of December 31, 2015 and December 31, 2014.  Other real estate owned relating to residential real estate was $193,000 and $235,000 at December 31, 2015 and 2014, respectively.

After a loan is determined to be a TDR, we continue to track its performance under the most recent restructured terms. There was one TDR that subsequently defaulted during the year ended December 31, 2015. One loan classified as a TDR also subsequently defaulted during the year ended December 31, 2013. Partial writedowns were recorded during the years ended December 31, 2014 and 2015, and a partial transfer to other real estate owned was recorded during the year ended December 31, 2015.
6. Other Real Estate Owned
       Other real estate owned consists of properties acquired as a result of foreclosures or deeds in-lieu-of foreclosure. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. As of December 31, 2015 the balance of OREO is comprised of fourteen commercial, construction, and residential properties.

The following table presents a reconciliation of other real estate owned for the years ended December 31, 2015, 2014, and 2013:
(dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Beginning Balance, January 1st	$3,715	$4,059	$8,912
Additions	11,459	1,000	246
Valuation adjustments	(3,069)	(1,147)	(2,740)
Dispositions	(792)	(197)	(2,359)
Ending Balance	$11,313	$3,715	$4,059

7.  Premises and Equipment
A summary of premises and equipment is as follows:
(dollars in thousands)	December 31, 2015	December 31, 2014
Land	$8,029	$4,216
Buildings	16,215	9,375
Leasehold improvements	19,621	19,592
Furniture, fixtures and equipment	11,680	10,035
Construction in progress	4,471	4,406
	60,016	47,624
Less accumulated depreciation	(13,852)	(12,594)
Net premises and equipment	$46,164	$35,030

Depreciation expense on premises and equipment amounted to approximately $3.1 million, $2.4 million, and $2.1 million in 2015, 2014, and 2013, respectively. The construction in progress balance of $4.5 million mainly represents costs incurred for the selection and development of future store locations.  Of this balance, $3.2 million represents land purchased for three specific store locations. Costs to complete the projects in process are estimated to be $18.1 million as of December 31, 2015.

8.	Borrowings

Republic has a line of credit with the Federal Home Loan Bank ("FHLB") of Pittsburgh with a maximum borrowing capacity of $440.6 million as of December 31, 2015. As of December 31, 2015, there were no fixed term advances against this line of credit. As of December 31, 2015, there was an overnight advance of $47.0 million against this line of credit. The interest rate on the overnight advance as of December 31, 2015 was 0.43%. As of December 31, 2014, there were no fixed term or overnight advances against this line of credit. As of December 31, 2015, FHLB had issued letters of credit, on Republic's behalf, totaling $75.1 million against its available credit line, primarily to be used as collateral for public deposits.  There were no fixed term advances outstanding at any month-end during 2015 and 2014.  At December 31, 2015, $645.4 million of loans collateralized the overnight advance and the letters of credit.  The maximum amount of overnight borrowings outstanding at any month-end was $47.0 million in 2015 and $0 in 2014.

Republic also has a line of credit in the amount of $10.0 million available for the purchase of federal funds through another correspondent bank. At December 31, 2015 and 2014, Republic had no amount outstanding against this line.  The maximum amount of overnight advances on this line at any month end was $0 in 2015 and 2014.
Subordinated debt and corporation-obligated-mandatorily redeemable capital securities of subsidiary trust holding solely junior obligations of the corporation:
The Company has sponsored three outstanding issues of corporation-obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the corporation, more commonly known as trust preferred securities. The subsidiary trusts are not consolidated with the Company for financial reporting purposes.  The purpose of the issuances of these securities was to increase capital.  The trust preferred securities qualify as Tier 1 capital for regulatory purposes in an amount up to 25% of total Tier 1 capital.

In December 2006, Republic Capital Trust II ("Trust II") issued $6.0 million of trust preferred securities to investors and $0.2 million of common securities to the Company.  Trust II purchased $6.2 million of junior subordinated debentures of the Company due 2037, and the Company used the proceeds to call the securities of Republic Capital Trust I ("Trust I").  The debentures supporting Trust II have a variable interest rate, adjustable quarterly, at 1.73% over the 3-month Libor.  The Company may call the securities on any interest payment date after five years without a prepayment penalty.

On June 28, 2007, the Company caused Republic Capital Trust III ("Trust III"), through a pooled offering, to issue $5.0 million of trust preferred securities to investors and $0.2 million common securities to the Company.  Trust III purchased $5.2 million of junior subordinated debentures of the Company due 2037, which have a variable interest rate, adjustable quarterly, at 1.55% over the 3 month Libor.  The Company has the ability to call the securities on any interest payment date without a prepayment penalty.

On June 10, 2008, the Company caused Republic First Bancorp Capital Trust IV ("Trust IV") to issue $10.8 million of convertible trust preferred securities as part of the Company's strategic capital plan.  The securities were purchased by various investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp and, since the investment, a consultant to the Company.  This investor group also included a family trust of Harry D. Madonna, chairman, president and chief executive officer of the Company, and Theodore J. Flocco, Jr., who, since the investment, has been elected to the Company's Board of Directors and serves as the Chairman of the Audit Committee.  Trust IV also issued $0.3 million of common securities to the Company.  Trust IV purchased $11.1 million of junior subordinated debentures due 2038, which pay interest at an annual rate of 8.0% and are callable after the fifth year.  The trust preferred securities of Trust IV are convertible into approximately 1.7 million shares of common stock of the Company, based on a conversion price of $6.50 per share of Company common stock, and at December 31, 2015 were fully convertible.

9.	Deposits

The following is a breakdown, by contractual maturities of the Company's certificates of deposit for the years 2016 through 2020.

(dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total

Certificates of Deposit	$50,139	$13,780	$1,599	$563	$1,497	$-	$67,578

Certificates of deposit of $250,000 or more totaled $8.0 million and $9.1 million at December 31, 2015 and 2014, respectively. Deposits of related parties totaled $93.5 million and $84.0 million at December 31, 2015 and 2014, respectively.

10.	Income Taxes

The benefit for income taxes for the years ended December 31, 2015, 2014, and 2013 consists of the following:

(dollars in thousands)	2015	2014	2013
Current
Federal	$58	$96	$269
State	-	-	-
Deferred	(84)	(142)	(304)
Total benefit for income taxes	$(26)	$(46)	$(35)

      The following table reconciles the difference between the actual tax provision and the amount per the statutory federal income tax rate of 35.0% for the years ended December 31, 2015, 2014, and 2013.

(dollars in thousands)	2015	2014	2013
Tax (benefit) provision computed at statutory rate	$843	$839	$(1,230)
Tax exempt interest	(394)	(246)	(210)
Bank owned life insurance	-	-	(4)
Deferred tax asset valuation allowance	(937)	(679)	1,428
Other	462	40	(19)
Total benefit for income taxes	$(26)	$(46)	$(35)

The significant components of the Company's net deferred tax asset as of December 31, 2015 and 2014 are as follows:

(dollars in thousands)	2015	2014
Deferred tax assets
Allowance for loan losses	$3,125	$4,143
Deferred compensation	786	786
Unrealized losses on securities available for sale	1,774	354
Realized losses in other than temporary impairment charge	334	1,124
Foreclosed real estate write-downs	2,350	1,470
Interest income on non-accrual loans	1,185	1,117
Net operating loss carryforward	10,775	10,622
Other	1,580	1,329
Total deferred tax assets	21,909	20,945
Deferred tax liabilities
Deferred loan costs	1,029	934
Other	672	370
Total deferred tax liabilities	1,701	1,304
Net deferred tax asset before valuation allowance	20,208	19,641
Less: valuation allowance	(13,722)	(14,659)
Net deferred tax asset	$6,486	$4,982

The Company's net deferred tax asset before the consideration of a valuation allowance increased to $20.2 million at December 31, 2015 compared to $19.6 million at December 31, 2014. This increase was primarily driven by increases in the unrealized losses on securities available for sale during the twelve month period ended December 31, 2015. The $20.2 million net deferred tax asset as of December 31, 2015 is comprised of $10.8 million currently recognizable through NOL carryforwards and $9.4 million attributable to several items associated with temporary timing differences which will reverse at some point in the future to provide a net reduction in tax liabilities. The Company's largest future reversal relates to its allowance for loan losses, which totaled $3.1 million as of December 31, 2015.

The Company evaluates the carrying amount of its deferred tax assets on a quarterly basis or more frequently, if necessary, in accordance with the guidance provided in Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 740 (ASC 740), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e. a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence.  If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods a valuation allowance is calculated and recorded.  These determinations are inherently subjective and dependent upon estimates and judgments concerning management's evaluation of both positive and negative evidence.

In conducting the deferred tax asset analysis, the Company believes it is important to consider the unique characteristics of an industry or business.  In particular, characteristics such as business model, level of capital and reserves held by financial institutions and their ability to absorb potential losses are important distinctions to be considered for bank holding companies like the Company. In addition, it is also important to consider that NOLs for federal income tax purposes can generally be carried back two years and carried forward for a period of twenty years.  The Company has an NOL in the amount of $29.9 million which will begin to expire after December 31, 2030 through December 31, 2032 if not utilized prior to that date. In order to realize our deferred tax assets, we must generate sufficient taxable income in such future years.

In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of December 31, 2015 and 2014.

When determining an estimate for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in ASC 740-10-30. As a result of cumulative losses in recent years and the uncertain nature of the current economic environment, the Company did not use projections of future taxable income as a factor. The Company will continue to exclude future taxable income as a factor until it can show consistent and sustained profitability.

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

The net deferred tax asset balance before consideration of a valuation allowance was $20.2 million as of December 31, 2015 and $19.6 million as of December 31, 2014.  The tax planning strategies assessed resulted in the projected realization of approximately $6.5 million in tax assets as of December 31, 2015 and $5.0 million as of December 31, 2014 which can be considered more likely than not to be realized. Accordingly, the Company recorded a partial valuation allowance related to the deferred tax asset balance in the amount of $13.7 million as of December 31, 2015 and $14.7 million as of December 31, 2014.

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

The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The Company has not identified any uncertain tax position as of December 31, 2015.  No interest or penalties have been recorded for the years ended December 31, 2015, 2014, and 2013.  The Internal Revenue Service has completed its audits of the Company's federal tax returns for all tax years through December 31, 2008.  There are currently no income tax audits being conducted by the Internal Revenue Service or the Pennsylvania Department of Revenue.  The Company's federal income tax returns filed subsequent to 2008 remain subject to examination by the Internal Revenue Service.

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $165.1 million and $138.4 million and standby letters of credit of approximately $5.2 million and $3.8 million at December 31, 2015 and 2014, respectively.  Commitments often expire without being drawn upon. Of the $165.1 million of commitments to extend credit at December 31, 2015, substantially all were variable rate commitments.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of liability as of December 31, 2015 and 2014 for guarantees under standby letters of credit issued is not material.

12.	Commitments and Contingencies

       Lease Arrangements

As of December 31, 2015, the Company had entered into non-cancelable leases expiring on various dates through November 30, 2034.  Certain leases include escalation clauses that will require increasing cash payments over the term of the lease.  The leases are accounted for as operating leases.  The minimum annual rental payments required under these leases are as follows (dollars in thousands):

Year Ended	Amount

2016	$2,848
2017	2,751
2018	2,688
2019	2,711
2020	2,654
Thereafter	8,991
Total	$22,643

The Company incurred rent expense of $2.9 million, $2.7 million, and $2.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Dividend payments by Republic to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code") and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Republic would be limited to $17.8 million of dividends plus an additional amount equal to its net profit for 2016, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios.

State and Federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by Republic. Federal banking agencies impose four minimum capital requirements on the Company's risk-based capital ratios based on total capital, Tier 1 capital, CET 1 capital, and a leverage capital ratio. The risk-based capital ratios measure the adequacy of a bank's capital against the riskiness of its assets and off-balance sheet activities. Failure to maintain adequate capital is a basis for "prompt corrective action" or other regulatory enforcement action. In assessing a bank's capital adequacy, regulators also consider other factors such as interest rate risk exposure; liquidity, funding and market risks; quality and level or earnings; concentrations of credit; quality of loans and investments; risks of any nontraditional activities; effectiveness of bank policies; and management's overall ability to monitor and control risks.

The following table presents the Company's and Republic's capital regulatory ratios at December 31, 2015 and 2014:
	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2015:
Total risk based capital
Republic	$138,566	12.65%	$87,617	8.00%	$109,521	10.00%
Company	145,089	13.19%	87,976	8.00%	-	-%
Tier one risk based capital
Republic	129,863	11.86%	65,712	6.00%	87,617	8.00%
Company	136,386	12.40%	65,982	6.00%	-	-%
CET 1 risk based capital
Republic	129,863	11.86%	49,284	4.50%	71,189	6.50%
Company	114,586	10.42%	49,487	4.50%	-	-%
Tier one leveraged capital
Republic	129,863	9.22%	56,328	4.00%	70,410	5.00%
Company	136,386	9.65%	56,531	4.00%	-	-%

At December 31, 2014:
Total risk based capital
Republic	$132,460	14.04%	$75,491	8.00%	$94,364	10.00%
Company	142,556	15.10%	75,543	8.00%	-	-%
Tier one risk based capital
Republic	120,924	12.81%	37,746	4.00%	56,618	6.00%
Company	131,020	13.88%	37,771	4.00%	-	-%
Tier one leveraged capital
Republic	120,924	10.37%	46,630	4.00%	58,288	5.00%
Company	131,020	11.23%	46,680	4.00%	-	-%

Management believes that Republic met, as of December 31, 2015, all capital adequacy requirements to which it is subject. As of December 31, 2015 and 2014, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act.  There are no calculations or events since that notification that management believes have changed Republic's category.

 In July 2013, the federal bank regulatory agencies adopted revisions to the agencies' capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered "well capitalized") and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered "well capitalized"); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered "well capitalized").  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements were effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.  Management has reviewed the new standards and evaluated all options and strategies to ensure compliance with the new standards. Republic maintained its status as a "well-capitalized" financial institution under the new standards.

14.	Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Company limited to 4% of total salary. The total expense charged to Republic, and included in salaries and employee benefits relating to the plan, was $546,000 in 2015, $480,000 in 2014, and $425,000 in 2013.

Directors' and Officers' Plans

The Company has agreements that provide for an annuity payment upon the retirement or death of certain directors and officers, ranging from $15,000 to $25,000 per year for ten years. The agreements were modified for most participants in 2001, to establish a minimum age of 65 to qualify for the payments. All participants are fully vested. The accrued benefits under the plan at December 31, 2015 and 2014 totaled $1.3 million and $1.4 million respectively, which is included in other liabilities. The expense for the years ended December 31, 2015, 2014, and 2013, totaled $34,000, $36,000, and $39,000, respectively, which is included in salaries and employee benefits. The Company funded the plan through the purchase of certain life insurance contracts. The cash surrender value of these contracts (owned by the Company) aggregated $2.3 million and $2.2 million at December 31, 2015 and 2014, respectively, which is included in other assets.

The Company maintains a deferred compensation plan for the benefit of certain officers and directors.  As of December 31, 2015, no additional individuals may participate in the plan.  The plan permits certain participants to make elective contributions to their accounts, subject to applicable provisions of the Internal Revenue Code.  In addition, the Company may make discretionary contributions to participant accounts.  Company contributions are subject to vesting, and generally vest three years after the end of the plan year to which the contribution applies, subject to acceleration of vesting upon certain changes in control (as defined in the plan) and to forfeiture upon termination for cause (as defined in the plan).  Participant accounts are adjusted to reflect contributions and distributions, and income, gains, losses, and expenses as if the accounts had been invested in permitted investments selected by the participants, including Company common stock.  The plan provides for distributions upon retirement and, subject to applicable limitations under the Internal Revenue Code, limited hardship withdrawals.  As of December 31, 2015 and 2014, $851,000 and $833,000, respectively, in benefits had vested and the accrued benefits are included in other liabilities.

Expense recognized for the deferred compensation plan for 2015, 2014, and 2013 was $15,000, $147,000 and $0, respectively, and is included in salaries and employee benefits.  Although the plan is an unfunded plan, and does not require the Company to segregate any assets, the Company has purchased shares of Company common stock in anticipation of its obligation to pay benefits under the plan.  Such shares are classified in the financial statements as stock held by deferred compensation plan.  No purchases were made in 2015, 2014, and 2013.  As of December 31, 2015, approximately 25,437 shares of Company common stock were classified as stock held by deferred compensation plan.

15.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

An asset or liability's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2015 and 2014 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2015

Collateralized mortgage obligations	$178,145	$-	$178,145	$-
Agency mortgage-backed securities	10,171	-	10,171	-
Municipal securities	23,344	-	23,344	-
Corporate bonds	54,129	-	51,295	2,834
Asset-backed securities	17,005	-	17,005	-
Trust Preferred Securities	1,883	-	-	1,883
Other securities	118	-	118	-
Securities Available for Sale	$284,795	$-	$280,078	$4,717

SBA Servicing Assets	$4,886			$4,886
December 31, 2014

Collateralized mortgage obligations	$99,222	$-	$99,222	$-
Agency mortgage-backed securities	13,802	-	13,802	-
Municipal securities	16,107	-	16,107	-
Corporate bonds	34,427	-	31,422	3,005
Asset-backed securities	18,505	-	18,505	-
Trust Preferred Securities	3,193	-	-	3,193
Other securities	123	-	123	-
Securities Available for Sale	$185,379	$-	$179,181	$6,198

SBA Servicing Assets	$4,099			$4,099

The following table presents an analysis of the activity in the SBA servicing assets for the years ended December 31, 2015, 2014, and 2013:
(dollars in thousands)	2015	2014	2013
Beginning balance, January 1st	$4,099	$3,477	$2,340
Additions	801	1,277	1,349
Fair value adjustments	(14)	(655)	(212)
Ending balance, December 31st	$4,886	$4,099	$3,477

Fair value adjustments are recorded as loan advisory and servicing fees on the statement of operations.  Servicing fee income, not including fair value adjustments, totaled $1.7 million, $1.5 million, and $1.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015, 2014, and 2013:
	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1,	$3,193	$3,005	$2,850	$3,006	$3,187	$3,007
Security transferred to Level 3 measurement	-	-	-	-	-	-
Unrealized gains (losses)	882	(171)	360	(1)	171	(1)
Paydowns	(19)	-	(10)	-	(508)	-
Proceeds from sales	(1,952)	-	-	-	-	-
Realized losses	(218)	-	-	-	-	-
Impairment charges on Level 3	(3)	-	(7)	-	-	-
Balance, December 31,	$1,883	$2,834	$3,193	$3,005	$2,850	$3,006

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2015 and 2014, respectively, were as follows:
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2015:
Impaired loans	$5,734	$-	$-	$5,734
Other real estate owned	10,034	-	-	10,034

December 31, 2014:
Impaired loans	$15,838	$-	$-	$15,838
Other real estate owned	2,135	-	-	2,135

The table below presents additional quantitative information about Level 3 assets measured at fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range Weighted Average
December 31, 2015:
Corporate bonds	$2,834	Discounted Cash Flows	Discount Rate	(4.11%)

Trust preferred securities	$1,883	Discounted Cash Flows	Discount Rate	7.31% - 7.81% (7.77%)

SBA servicing assets	$4,886	Discounted Cash Flows	Conditional Prepayment Rate Discount Rate	(6.27%) (10.00%)

Impaired loans	$5,734	Appraised Value of Collateral (1)	Liquidation expenses (2)	12% - 78% (20%) (3)

Other real estate owned	$10,034	Appraised Value of Collateral (1) Sales Price	Liquidation expenses (2) Appraisal adjustment (2) Liquidation expenses (2)	6% - 30% (10%) (3) (50%) 7% - 9% (9%) (3)

December 31, 2014:
Corporate bonds	$3,005	Discounted Cash Flows	Discount Rate	(3.48%)

Trust preferred securities	$3,193	Discounted Cash Flows	Discount Rate	4.34% - 9.25% (9.19%)

SBA servicing assets	$4,099	Discounted Cash Flows	Conditional Prepayment Rate Discount Rate	(7.45%) (12.48%)

Impaired loans	$15,838	Appraised Value of Collateral (1)	Liquidation expenses (2)	0% - 78% (24%) (3)

Other real estate owned	$2,135	Appraised Value of Collateral (1) Sales Price	Liquidation expenses (2) Appraisal adjustment (2) Liquidation expenses (2)	4% - 31% (16%) (3) 20% -40% (32%) (12%) (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

           The significant unobservable inputs for impaired loans and other real estate owned are the appraised value or an agreed upon sales price.  These values are adjusted for estimated costs to sell which are incremental direct costs to transact a sale such as broker commissions, legal fees, closing costs and title transfer fees. The costs must be considered essential to the sale and would not have been incurred if the decision to sell had not been made. The costs to sell are based on costs associated with the Company's actual sales of other real estate owned which are assessed annually.

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at December 31, 2015 and December 31, 2014:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

Investment Securities

 The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted prices.  For certain securities, which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments, are generally based on available market evidence (Level 3).  In the absence of such evidence, management's best estimate is used.  Management's best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

The types of instruments valued based on matrix pricing in active markets include all of the Company's U.S. government and agency securities, corporate bonds, asset backed securities, and municipal obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy. As required by ASC 820-10, the Company does not adjust the matrix pricing for such instruments.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management's best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows. The Level 3 investment securities classified as available for sale are comprised of various issues of trust preferred securities and a single corporate bond.

 The trust preferred securities are pools of similar securities that are grouped into an asset structure commonly referred to as collateralized debt obligations ("CDOs") which consist of the debt instruments of various banks, diversified by the number of participants in the security as well as geographically.  The secondary market for these securities has become inactive, and therefore these securities are classified as Level 3 securities. The fair value analysis does not reflect or represent the actual terms or prices at which any party could purchase the securities. There is currently a limited secondary market for the securities and there can be no assurance that any secondary market for the securities will expand.

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of December 31, 2015 and December 31, 2014. Financial information on the issuers was also obtained from Bloomberg, the FDIC, and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

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

Increases (decreases) in actual or expected issuer defaults tend to decrease (increase) the fair value of the Company's senior and mezzanine tranches of CDOs.  The values of the Company's mezzanine tranches of CDOs are also affected by expected future interest rates.  However, due to the structure of each security, timing of cash flows, and secondary effects on the financial performance of the underlying issuers, the effects of changes in future interest rates on the fair value of the Company's holdings are not quantifiably estimable.

Also included in Level 3 investment securities classified as available for sale is a single-issuer corporate bond transferred from Level 2 in 2010 that is not actively traded.  Impairment would depend on the repayment ability of the underlying issuer, which is assessed through a detailed quarterly review of the issuer's financial statements.  The issuer is a "well capitalized" financial institution as defined by federal banking regulations and has demonstrated the ability to raise additional capital, when necessary, through the public capital markets.  The fair value of this corporate bond is estimated by obtaining a price of a comparable floating rate debt instrument through Bloomberg.

Loans Held For Sale (Carried at Lower of Cost or Fair Value)

The fair values of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the years ended December 31, 2015 and 2014.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At December 31, 2015 and 2014 these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

SBA Servicing Asset (Carried at Fair Value)

The SBA servicing asset is initially recorded when loans are sold and the servicing rights are retained and recorded on the balance sheet.  Updated fair values are obtained from an independent third party on a quarterly basis and adjustments are presented as loan advisory and servicing fees on the statement of operations. The valuation begins with the projection of future cash flows for each asset based on their unique characteristics, our market-based assumptions for prepayment speeds and estimated losses and recoveries.  The present value of the future cash flows are then calculated utilizing our market-based discount ratio assumptions.  In all cases, we model expected payments for every loan for each quarterly period in order to create the most detailed cash flow stream possible.

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.  At December 31, 2015, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	December 31, 2015	December 31, 2014

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$4,886	$4,099

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	0%	0%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%

Weighted Average Remaining Term	20.9 years	21.2 years

Prepayment Speed	6.27%	7.45%
Effect on fair value of a 10% increase	$(151)	$(116)
Effect on fair value of a 20% increase	(296)	(226)

Weighted Average Discount Rate	10.00%	12.48%
Effect on fair value of a 10% increase	$(206)	$(195)
Effect on fair value of a 20% increase	(397)	(378)

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

Restricted Stock (Carried at Cost)

The carrying amount of restricted stock approximates fair value, and considers the limited marketability of such securities. Restricted stock is classified within Level 2 of the fair value hierarchy.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amounts of accrued interest receivable and accrued interest payable approximates fair value and are classified within Level 2 of the fair value hierarchy.

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits. Deposit liabilities are classified within Level 2 of the fair value hierarchy.

Short-term Borrowings (Carried at Cost)

      Due to their short-term nature, the carrying amounts of short-term borrowings, which include overnight borrowings approximate their fair value. Short-term borrowings are classified within Level 2 of the fair value hierarchy.

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

Off-Balance Sheet Financial Instruments (Disclosed at Notional amounts)

Fair values for the Company's off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties' credit standing.

The estimated fair values of the Company's financial instruments were as follows at December 31, 2015 and 2014:

	Fair Value Measurements at December 31, 2015
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$27,139	$27,139	$27,139	$-	$-
Investment securities available for sale	284,795	284,795	-	280,078	4,717
Investment securities held to maturity	172,277	171,845	-	171,845	-
Restricted stock	3,059	3,059	-	3,059	-
Loans held for sale	3,653	3,831	-	-	3,831
Loans receivable, net	866,066	849,578	-	-	849,578
SBA servicing assets	4,886	4,886	-	-	4,886
Accrued interest receivable	4,216	4,216	-	4,216	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,181,720	$1,181,720	$-	$1,181,720	$-
Time	67,578	67,422	-	67,422	-
Short-term borrowings	47,000	47,000	-	47,000	-
Subordinated debt	22,476	18,972	-	-	18,972
Accrued interest payable	245	245	-	245	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

	Fair Value Measurements at December 31, 2014
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$128,826	$128,826	$128,826	$-	$-
Investment securities available for sale	185,379	185,379	-	179,181	6,198
Investment securities held to maturity	67,866	68,253	-	68,253	-
Restricted stock	1,157	1,157	-	1,157	-
Loans held for sale	1,676	1,699	-	-	1,699
Loans receivable, net	770,404	760,163	-	-	760,163
SBA servicing assets	4,099	4,099	-	-	4,099
Accrued interest receivable	3,226	3,226	-	3,226	-

Financial liabilities:
Deposits
Demand, savings and money market	$996,861	$996,861	$-	$996,861	$-
Time	75,369	75,592	-	75,592	-
Subordinated debt	22,476	18,221	-	-	18,221
Accrued interest payable	265	265	-	265	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

16.  Stock Based Compensation

The Company has a Stock Option and Restricted Stock Plan ("the 2005 Plan"), under which the Company had the ability to grant stock options, restricted stock or stock appreciation rights to the Company's employees, directors, and certain consultants.  The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company's 2005 annual meeting of shareholders.  Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants.  As of December 31, 2015, the only grants under the 2005 Plan were stock option grants.  The 2005 Plan provided that the exercise price of each stock option granted equaled the market price of the Company's stock on the date of the grant.  Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company's shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the "2014 Plan"), under which the Company may grant stock options, restricted stock, stock units, or stock appreciation rights to the Company's employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At December 31, 2015, the maximum number of shares of common stock issuable under the 2014 Plan was 3.9 million.

During the twelve months ended December 31, 2015, 15,000 options were granted under the 2005 Plan with a weighted average grant date fair value of $20,826 and 490,200 options were granted under the 2014 Plan with a weighted average grant date fair value of $747,152.

The Company utilized the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2015, 2014, and 2013 is as follows:

	2015	2014	2013
Dividend yield(1)	0.0%	0.0%	0.0%
Expected volatility(2)	53.78% to 56.00%	55.79% to 57.99%	54.88% to 55.61%
Risk-free interest rate(3)	1.49% to 2.00%	1.51% to 2.26%	1.28% to 2.03%
Expected life(4)	5.5 to 7.0 years	5.5 to 7.0 years	7.0 years
Assumed forfeiture rate	19.0%	23.0%	23.0%

 (1)  A dividend yield of 0.0% is utilized because cash dividends have never been paid.
 (2)  Expected volatility is based on Bloomberg's five and one-half to seven year volatility calculation for "FRBK" stock.
 (3)  The risk-free interest rate is based on the five to seven year Treasury bond.
 (4)  The expected life reflects a 1 to 4 year vesting period, the maximum ten year term and review of historical behavior.

During 2015, 349,062 options vested as compared to 209,825 options in 2014 and 127,287 options in 2013.  Expense is recognized ratably over the period required to vest.  At December 31, 2015 the intrinsic value of the 1,946,225 options outstanding was $2,067,714, while the intrinsic value of the 772,949 exercisable (vested) options was $865,634.  During 2015, 31,874 options were forfeited with a weighted average grant date fair value of $42,148.

Information regarding stock based compensation for the years ended December 31, 2015, 2014, and 2013 is set forth below:

	2015	2014	2013
Stock based compensation expense recognized	$600,000	$420,000	$325,000
Number of unvested stock options	1,173,276	1,039,638	909,313
Fair value of unvested stock options	$1,906,691	$1,548,840	$1,245,679
Amount remaining to be recognized as expense	$873,714	$702,220	$545,862

The remaining amount of $873,714 will be recognized ratably as expense through May 2019.

A summary of stock option activity under the Plan as of December 31, 2015, 2014, and 2013 is as follows:

	For the Years Ended December 31,
	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	1,494,399	$3.59	1,215,530	$3.66	964,530	$4.38
Granted	505,200	3.55	360,900	3.69	347,250	2.72
Exercised	(21,500)	3.01	(500)	1.95	-	-
Forfeited	(31,874)	5.13	(81,531)	5.15	(96,250)	7.39
Outstanding, end of year	1,946,225	$3.56	1,494,399	$3.59	1,215,530	$3.66

Options exercisable at year-end	772,949	$4.18	454,761	$5.06	306,217	$6.24

Weighted average fair value of options granted during the year		$1.89		$2.07		$1.51

     A summary of stock option exercises and related proceeds during the years end December 31, 2015, 2014, and 2013 is as follows:

	For the Years Ended December 31,
	2015	2014	2013

Number of options exercised	21,500	500	-
Cash received	$64,624	$975	$-
Intrinsic value	$26,532	$1,010	$-
Tax benefit	$-	$-	$-

The following table summarizes information about options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$1.55 to $2.95	625,125	6.7	$2.33	208,837	$2.30
$3.14 to $3.55	667,950	8.2	3.46	166,250	3.21
$3.68 to $8.00	637,750	6.0	4.67	382,462	5.31
$11.77 to $12.13	15,400	0.7	11.91	15,400	11.91
	1,946,225		$3.56	772,949	$4.18

A roll-forward of non-vested options during the year ended December 31, 2015 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	1,039,638	$1.49
Granted	505,200	1.89
Vested	(349,062)	1.68
Forfeited	(22,500)	1.80
Nonvested, end of year	1,173,276	$1.63

17.  Segment Reporting

The Company has one reportable segment:  community banking.  The community banking segment primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the area surrounding its stores.

18.  Transactions with Affiliates and Related Parties

The Company made payments to related parties in the amount of $1.0 million during 2015 as compared to $754,000 during 2014 and $412,000 during 2013.  The disbursements made during 2015, 2014, and 2013 include $415,000, $343,000, and $127,000, respectively, in fees for marketing, graphic design, architectural and project management services paid to InterArch, a company owned by the spouse of Vernon W. Hill, II. Mr. Hill is a significant shareholder of the Company, beneficially owning 9.9% of the common shares currently outstanding.  The Company paid $144,000 during 2015 and $28,000 during 2014 to Glassboro Properties, LLC related to a land lease agreement for its Glassboro store.  Mr. Hill has an ownership interest in Glassboro Properties LLC, a commercial real estate firm. The Company paid $7,000 during 2015 to SDI Commercial Real Estate LLC for services related to site development as part of the Company's expansive strategy. Mr. Hill has an ownership interest in SDI Commercial Real Estate LLC, a commercial real estate firm. He also acts as a consultant for the Company and is paid $250,000 annually.

The Company paid $129,000 during 2015 and $133,000 during 2014 to Brian Communications for public relations services.  Brian Tierney, a member of the Board of Directors, is the CEO of Brian Communications, a strategic communications agency.

19.  Parent Company Financial Information

The following financial statements for Republic First Bancorp, Inc. (Parent Company) should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.

Balance Sheet
December 31, 2015 and 2014
(Dollars in thousands)

	December 31, 2015	December 31, 2014
ASSETS
Cash	$2,051	$9,471
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding junior obligations of the corporation	676	676
Investment in subsidiaries	128,652	121,278
Other assets	4,492	3,880
Total Assets	$135,871	$135,305

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accrued expenses	$20	$18
Corporation-obligated mandatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures of the corporation	22,476	22,476
Total Liabilities	22,496	22,494

Shareholders' Equity
Total Shareholders' Equity	113,375	112,811

Total Liabilities and Shareholders' Equity	$135,871	$135,305

Statements of Operations, Comprehensive Income (Loss), and Changes in Shareholders' Equity
For the years ended December 31, 2015, 2014, and 2013
(Dollars in thousands)

	2015	2014	2013

Interest income	$34	$33	$33
Dividend income from subsidiaries	-	-	1,859
Total income	34	33	1,892

Trust preferred interest expense	1,114	1,107	1,112
Expenses	572	424	318
Total expenses	1,686	1,531	1,430
Net income (loss) before taxes	(1,652)	(1,498)	462

Benefit for income taxes	(578)	(524)	(489)
Income (loss) before undistributed income (loss) of subsidiaries	(1,074)	(974)	951
Equity in undistributed income (loss) of subsidiaries	3,507	3,416	(4,431)
Net income (loss)	$2,433	$2,442	$(3,480)

Net income (loss)	$2,433	$2,442	$(3,480)
Total other comprehensive income (loss)	(2,533)	2,196	(3,848)
Total comprehensive income (loss)	$(100)	$4,638	$(7,328)

Shareholders' equity, beginning of year	$112,811	$62,899	$69,902
Shares issued under common stock offering	-	44,853	-
Stock based compensation	600	420	325
Exercise of stock options	64	1	-
Net income (loss)	2,433	2,442	(3,480)
Total other comprehensive income (loss)	(2,533)	2,196	(3,848)
Shareholders' equity, end of year	$113,375	$112,811	$62,899

Statements of Cash Flows
For the years ended December 31, 2015, 2014, and 2013
(Dollars in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,433	$2,442	$(3,480)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share based compensation	600	420	325
Increase in other assets	(612)	(526)	(506)
Net increase (decrease) in other liabilities	2	-	(809)
Equity in undistributed (income) losses of subsidiaries	(3,507)	(3,416)	4,431
Net cash used in operating activities	(1,084)	(1,080)	(39)

Cash flows from investing activities:
Investment in subsidiary	(6,400)	(35,000)	-
Net cash used in investing activities	(6,400)	(35,000)	-

Cash flows from financing activities:
Net proceeds from stock offering	-	44,853	-
Exercise of stock options	64	1	-
Net cash provided by financing activities	64	44,854	-

Increase (decrease) in cash	(7,420)	8,774	(39)
Cash, beginning of period	9,471	697	736
Cash, end of period	$2,051	$9,471	$697

20.  Quarterly Financial Data (unaudited)

 The following represents summarized unaudited quarterly financial data of the Company for each of the quarters ended during 2015 and 2014.

Summary of Selected Quarterly Consolidated Financial Data
(dollars in thousands, except per share data)

	For the Quarter Ended
	December 31st	September 30th	June 30th	March 31st
2015

Interest income	$12,406	$11,370	$10,899	$10,761
Interest expense	1,419	1,378	1,290	1,294
Net interest income	10,987	9,992	9,609	9,467
Provision for loan losses	500	-	-	-
Non-interest income	4,740	1,604	2,022	1,577
Non-interest expense	14,446	11,024	11,103	10,518
Benefit for income taxes	(9)	(10)	(5)	(2)
Net income	$790	$582	$533	$528

Net income per share:
Basic	$0.02	$0.02	$0.01	$0.01
Diluted	$0.02	$0.02	$0.01	$0.01

2014

Interest income	$10,786	$10,401	$9,631	$9,655
Interest expense	1,246	1,195	1,147	1,056
Net interest income	9,540	9,206	8,484	8,599
Provision for loan losses	300	300	300	-
Non-interest income	2,427	1,371	2,289	1,930
Non-interest expense	10,792	9,986	9,957	9,815
Provision (benefit) for income taxes	22	(6)	(21)	(41)
Net income	$853	$297	$537	$755

Net income per share (1):
Basic	$0.02	$0.01	$0.02	$0.03
Diluted	$0.02	$0.01	$0.02	$0.03

(1)	Quarterly net income per share does not add to full year net income per share due to rounding.

21. Changes in Accumulated Other Comprehensive Income (Loss) By Component (1)

     The following table presents the changes in accumulated other comprehensive loss by component for the years ended December 31, 2015, 2014, and 2013.

	Unrealized Gains (Losses) on Available- For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2015	$82	$(714)	$(632)
Unrealized loss on securities	(2,577)	-	(2,577)
Amounts reclassified from accumulated other comprehensive income to net income (2)	(67)	111	44
Net current-period other comprehensive income (loss)	(2,644)	111	(2,533)
Balance December 31, 2015	$(2,562)	$(603)	$(3,165)

Balance January 1, 2014	$(2,828)	$-	$(2,828)
Unrealized gain on securities	3,199	-	3,199
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	-	(790)	(790)
Amounts reclassified from accumulated other comprehensive income to net income (2)	(289)	76	(213)
Net current-period other comprehensive income	2,910	(714)	2,196
Balance December 31, 2014	$82	$(714)	$(632)

Balance January 1, 2013	$1,020	$-	$1,020
Unrealized loss on securities	(3,398)	-	(3,398)
Amounts reclassified from accumulated other comprehensive income to net income (2)	(450)	-	(450)
Net current-period other comprehensive income	(3,848)	-	(3,848)
Balance December 31, 2013	$(2,828)	$-	$(2,828)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Operations.

Tel: 717-233-8800 Fax: 717-233-8801 www.bdo.com	945 E. Park Drive, Suite 103 Harrisburg, PA 17111

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Republic First Bancorp, Inc.
Philadelphia, Pennsylvania
We have audited Republic First Bancorp, Inc. and Subsidiaries (the "Bancorp") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Bancorp's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, "Management's Report on Internal Controls". Our responsibility is to express an opinion on the Bancorp's internal control over financial reporting based on our audit.
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
In our opinion, Republic First Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Republic First Bancorp, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Harrisburg, Pennsylvania
March 11, 2016

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 The Company's management, with the participation of the principal executive officer and the principal financial officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the principal executive officer and the principal financial officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level.

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company's internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2015 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended December 31, 2015.

Management's Report on Internal Controls

Management of Republic First Bancorp, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The Company's management, under the supervision and with the participation of the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting, as of December 31, 2015, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework (2013), management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2015.

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

BDO, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of and for the years ended December 31, 2015 and 2014, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, as stated in their reports, which are included herein.

Item 9B:  Other Information

None.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company's 2016 annual meeting of shareholders, including, but not necessarily limited to, the sections entitled "Board of Directors and Committees" and "Executive Officers and Compensation."

The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of the Company's code of ethics is available on the Company's website at www.myrepublicbank.com. We intend to disclose any changes in or revision to our code of ethics on our website, if applicable.
Item 11:  Executive Compensation

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company's 2016 annual meeting of shareholders, including, but not necessarily limited to, the section entitled "Executive Officers and Compensation."

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company's 2016 annual meeting of shareholders, including, but not necessarily limited to, the section entitled "Security Ownership of Certain Beneficial Owners and Management."

The following table sets forth information as of December 31, 2015, with respect to the shares of common stock that may be issued under the Company's existing equity compensation plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	1,946,225	$3.56	3,450,290	(1) (2)

Equity compensation plans not approved by security holders	-	-	-

Total	1,946,225	$3.56	3,450,290	(1)(2)

(1)Pursuant to the terms of the Stock Option and Restricted Stock Plan, as amended and restated in 2005, no additional equity awards were issuable after November 14, 2015.

(2)The 2014 Republic First Bancorp, Inc. Equity Incentive Plan provides for 2,600,000 shares of common stock plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, to be available for such grants.

Item 13:  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company's 2016 annual meeting of shareholders, including, but not necessarily limited to, the sections entitled "Certain Relationships and Related Transactions" and "Board of Directors and Committees."

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company's 2016 annual meeting of shareholders, including, but not necessarily limited to, the section entitled "Information Regarding Independent Registered Public Accounting Firm".

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	(1) The following financial statements and related documents of Republic First Bancorp, Inc. are filed as part of this Annual Report on Form 10-K in Part II – Item 8 "Financial Statements and Supplementary Data":
a.	Consolidated Balance Sheets as of December 31, 2015 and 2014;
b.	Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013;
c.	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014, and 2013;
d.	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013;
e.	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2015, 2014, and 2013; and
f.	Notes to Consolidated Financial Statements.

(a)	(2) None

(a)	(3) The exhibits filed or furnished, as applicable, as part of this report are listed under Exhibits at subsection (b) of this Item 15.

(b)	Exhibits

        The following Exhibits are filed as part of this report.

Exhibit Number	Description	Location
3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 8-K filed May 13, 2010

3.2	Amended and Restated By-Laws of Republic First Bancorp, Inc.	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

4.1
The Company will furnish to the SEC upon request copies of the following documents relating to the Company's Floating Rate Junior Subordinated Debt Securities due 2037:  (i) Indenture dated as of December 27, 2006, between the Company and Wilmington Trust Company, as trustee; (ii) Amended and Restated Declaration of Trust of Republic Capital Trust II, dated as of December 27, 2006; and (iii) Guarantee Agreement dated as of December 27, 2006, between the Company and Wilmington Trust Company, as trustee, for the benefit of the holders of the capital securities of Republic Capital Trust II

Exhibit Number	Description	Location
4.2
The Company will furnish to the SEC upon request copies of the following documents relating to the Company's Floating Rate Junior Subordinated Debt Securities due 2037: (i) Indenture dated as of June 28, 2007, between the Company and Wilmington Trust Company, as trustee; (ii) Amended and Restated Declaration of Trust of Republic Capital Trust III, dated as of June 28, 2007; and (iii) Guarantee Agreement dated as of June 28, 2007, between the Company and Wilmington Trust Company, as trustee, for the benefit of the holders of the capital securities of Republic Capital Trust III

4.3
The Company will furnish to the SEC upon request copies of the following documents relating to the Company's Fixed Rate Junior Subordinated Convertible Debt Securities due 2038: (i) Indenture dated as of June 10, 2008, between the Company and Wilmington Trust Company, as trustee; (ii) Amended and Restated Declaration of Trust of Republic First Bancorp Capital Trust IV, dated as of June 10, 2008; and (iii) Guarantee Agreement dated as of June 10, 2008, between the Company and Wilmington Trust Company, as trustee, for the benefit of the holders of the capital securities of Republic First Bancorp Capital Trust IV

10.1	Form of Employment Agreement, dated July 1, 2015, by and among, certain named Executive Officers, Republic First Bancorp, Inc. and Republic First Bank*	Incorporated by reference to Form 8-K filed July 14, 2015

10.2	Amended and Restated Stock Option Plan and Restricted Stock Plan*	Incorporated by reference to Form 10-K filed March 10, 2008

10.3	Deferred Compensation Plan*	Incorporated by reference to Form 10-K filed March 16, 2010

10.4	Amended and Restated Supplemental Retirement Plan Agreements between Republic First Bank and Certain Directors*	Incorporated by reference to Form 10-Q filed November 7, 2008

Exhibit Number	Description	Location
10.5	Purchase Agreement among Republic First Bancorp, Inc., Republic First Bancorp Capital Trust IV, and Purchasers of the Trust IV Capital Securities	Incorporated by reference to Form 10-Q filed November 7, 2008

10.6	Registration Rights Agreement among Republic First Bancorp, Inc. and the Holders of the Trust IV Capital Securities	Incorporated by reference to Form10-Q filed November 7, 2008

10.7	Consulting Agreement between Republic First Bancorp, Inc. and Vernon W. Hill, II	Incorporated by reference to Form 10-Q filed November 7, 2008

10.8	Employment Agreement, dated May 10, 2013, by and among Harry D. Madonna, Republic First Bancorp, Inc., and Republic First Bank*	Incorporated by reference to Form 10-Q filed on May 10, 2013

10.9	First Amendment to Employment Agreement, dated March 18, 2015, by and among Harry D. Madonna, Republic First Bancorp, Inc. and Republic First Bank*	Incorporated by reference to Form 8-K filed on March 20, 2015

10.10	Form of Option Award*	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

10.11	Republic First Bancorp, Inc. 2014 Equity Incentive Plan*	Incorporated by reference to the definitive proxy statement on Schedule 14A filed on March 26, 2014

10.12	Form of Incentive Stock Option Award – 2014 Equity Incentive Plan*	Incorporated by reference to Form 10-K filed on March 13, 2015

10.13	Form of Nonqualified Stock Option Award – 2014 Equity Incentive Plan*	Incorporated by reference to Form 10-K filed on March 13, 2015

10.14	Form of Investment Agreement	Incorporated by reference to Form 8-K filed on April 22, 2014

21.1	Subsidiaries of the Company	Filed Herewith

23.1	Consent of BDO USA, LLP	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc.	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed Herewith

Exhibit Number	Description	Location
32.1	Section 1350 Certification of Harry D. Madonna	Furnished Herewith

32.2	Section 1350 Certification of Frank A. Cavallaro	Furnished Herewith

101
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014, and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, (v) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2015, 2014, and 2013, and (vi) Notes to Consolidated Financial Statements.

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

REPUBLIC FIRST BANCORP, INC.

Date: March 11, 2016	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: March 11, 2016	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 11, 2016	By:	/s/ Robert Coleman
Robert Coleman, Director

Date: March 11, 2016	By:	/s/ Theodore J. Flocco, Jr.
Theodore J. Flocco, Jr., Director

Date: March 11, 2016	By:	/s/ Harry D. Madonna
Harry D. Madonna, Director and Chairman of the Board

Date: March 11, 2016	By:	/s/ Barry L. Spevak
Barry L. Spevak, Director

Date: March 11, 2016	By:	/s/ Brian P. Tierney
Brian P. Tierney, Director

Date: March 11, 2016	By:	/s/ Harris Wildstein, Esq.
Harris Wildstein, Esq., Director