Form 10-Q
period 2016-03-31
REPUBLIC FIRST BANCORP INC
filed 2016-05-06
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016.
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
Large accelerated filer [ ]	Accelerated filer [X]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ]	NO [X]
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	37,893,753
Title of Class	Number of Shares Outstanding as of May 5, 2016

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2016 and December 31, 2015
(Dollars in thousands, except per share data)
(unaudited)
	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$18,000	$13,777
Interest bearing deposits with banks	47,198	13,362
Cash and cash equivalents	65,198	27,139

Investment securities available for sale, at fair value	260,269	284,795
Investment securities held to maturity, at amortized cost (fair value of $181,306 and $171,845, respectively)	178,628	172,277
Restricted stock, at cost	1,179	3,059
Loans held for sale	1,983	3,653
Loans receivable (net of allowance for loan losses of $9,029 and $8,703, respectively)	890,088	866,066
Premises and equipment, net	49,586	46,164
Other real estate owned, net	11,393	11,313
Accrued interest receivable	4,434	4,216
Other assets	19,915	20,761
Total Assets	$1,482,673	$1,439,443

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$263,990	$243,695
Demand – interest bearing	426,346	381,499
Money market and savings	586,863	556,526
Time deposits	60,408	67,578
Total Deposits	1,337,607	1,249,298
Short-term borrowings	-	47,000
Accrued interest payable	219	245
Other liabilities	5,769	7,049
Subordinated debt	22,476	22,476
Total Liabilities	1,366,071	1,326,068

Shareholders' Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: 50,000,000 shares authorized; shares issued 38,366,098 as of March 31, 2016 and 38,365,848 as of December 31, 2015; shares outstanding 37,837,253 as of March 31, 2016 and 37,837,003 as of December 31, 2015	384	384
Additional paid in capital	153,069	152,897
Accumulated deficit	(31,748)	(32,833)
Treasury stock at cost (503,408 shares as of March 31, 2016 and December 31, 2015)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of March 31, 2016 and December 31, 2015)	(183)	(183)
Accumulated other comprehensive loss	(1,195)	(3,165)
Total Shareholders' Equity	116,602	113,375
Total Liabilities and Shareholders' Equity	$1,482,673	$1,439,443

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended March 31, 2016 and 2015
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Interest income
Interest and fees on taxable loans	$9,717	$8,951
Interest and fees on tax-exempt loans	214	126
Interest and dividends on taxable investment securities	2,594	1,482
Interest and dividends on tax-exempt investment securities	174	125
Interest on federal funds sold and other interest-earning assets	63	77
Total interest income	12,762	10,761
Interest expense
Demand-interest bearing	415	290
Money market and savings	609	553
Time deposits	141	175
Other borrowings	306	276
Total interest expense	1,471	1,294
Net interest income	11,291	9,467
Provision for loan losses	300	-
Net interest income after provision for loan losses	10,991	9,467
Non-interest income
Loan advisory and servicing fees	603	599
Gain on sales of SBA loans	833	578
Service fees on deposit accounts	570	363
Gain on sale of investment securities	296	-
Other than temporary impairment	(2)	(13)
Portion recognized in other comprehensive income (before taxes)	1	10
Net impairment loss on investment securities	(1)	(3)
Other non-interest income	111	40
Total non-interest income	2,412	1,577
Non-interest expenses
Salaries and employee benefits	6,052	5,222
Occupancy	1,405	1,165
Depreciation and amortization	969	723
Legal	88	239
Other real estate owned	585	377
Advertising	129	151
Data processing	467	352
Insurance	206	180
Professional fees	360	325
Regulatory assessments and costs	342	292
Taxes, other	24	221
Other operating expenses	1,716	1,271
Total non-interest expense	12,343	10,518
Income before benefit for income taxes	1,060	526
Benefit for income taxes	(25)	(2)
Net income	$1,085	$528
Net income per share
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2016 and 2015
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015

Net income	$1,085	$528

Other comprehensive income, net of tax
Unrealized gain on securities (pre-tax $3,312, and $630 respectively)	2,122	404

Reclassification adjustment for securities gains (pre-tax $296, and $-respectively)	(190)	-

Reclassification adjustment for impairment charge (pre-tax $1, and $3 respectively)	1	2
Net unrealized gains on securities	1,933	406

Net unrealized holding losses on securities transferred from available- for-sale to held to maturity:
Amortization of net unrealized holding losses during the period (pre-tax $58, and $58 respectively)	37	37

Total other comprehensive income	1,970	443

Total comprehensive income	$3,055	$971

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015
(Dollars in thousands)
(unaudited)
	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$1,085	$528
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	300	-
Write down of other real estate owned	126	148
Depreciation and amortization	969	723
Stock based compensation	171	118
Gain on sale and call of investment securities	(296)	-
Impairment charges on investment securities	1	3
Amortization of premiums on investment securities	229	112
Accretion of discounts on retained SBA loans	(214)	(201)
Fair value adjustments on SBA servicing assets	70	(33)
Proceeds from sales of SBA loans originated for sale	9,695	5,825
SBA loans originated for sale	(7,192)	(8,526)
Gains on sales of SBA loans originated for sale	(833)	(578)
Increase in accrued interest receivable and other assets	(545)	(2,990)
Decrease in accrued interest payable and other liabilities	(1,556)	(871)
Net cash provided by (used in) operating activities	2,010	(5,742)

Cash flows from investing activities
Purchase of investment securities available for sale	(32,856)	(6,356)
Purchase of investment securities held to maturity	(10,523)	-
Proceeds from the sale of securities available for sale	54,715	-
Proceeds from the maturity or call of securities available for sale	5,878	5,270
Proceeds from the maturity or call of securities held to maturity	4,100	1,141
Proceeds from redemption of restricted stock	1,880	-
Net increase in loans	(24,140)	(7,831)
Net proceeds from sale of other real estate owned	76	319
Premises and equipment expenditures	(4,391)	(2,266)
Net cash used in investing activities	(5,261)	(9,723)

Cash flows from financing activities
Net proceeds from exercise of stock options	1	-
Net increase in demand, money market and savings deposits	95,479	49,903
Net decrease in time deposits	(7,170)	(736)
Decrease in short-term borrowings	(47,000)	-
Net cash provided by financing activities	41,310	49,167

Net increase in cash and cash equivalents	38,059	33,702
Cash and cash equivalents, beginning of year	27,139	128,826
Cash and cash equivalents, end of period	$65,198	$162,528

Supplemental disclosures
Interest paid	$1,445	$1,299
Non-cash transfers from loans to other real estate owned	$32	$579

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2016 and 2015
(Dollars in thousands)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

Balance January 1, 2016	$384	$152,897	$(32,833)	$(3,725)	$(183)	$(3,165)	$113,375

Net income			1,085				1,085
Other comprehensive income, net of tax						1,970	1,970
Stock based compensation		171					171
Options exercised (250 shares)		1					1

Balance March 31, 2016	$384	$153,069	$(31,748)	$(3,725)	$(183)	$(1,195)	$116,602

Balance January 1, 2015	$383	$152,234	$(35,266)	$(3,725)	$(183)	$(632)	$112,811

Net income			528				528
Other comprehensive income, net of tax						443	443
Stock based compensation		118					118

Balance March 31, 2015	$383	$152,352	$(34,738)	$(3,725)	$(183)	$(189)	$113,900

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Republic. The Company follows accounting standards set by the Financial Accounting Standards Board ("FASB").  The FASB sets accounting principles generally accepted in the United States of America ("US GAAP") that are followed to ensure consistent reporting of financial condition, results of operations, and cash flows. All material inter-company transactions have been eliminated. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission ("SEC") Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
Note 2:  Summary of Significant Accounting Policies

Risks and Uncertainties

The earnings of the Company depend primarily on the earnings of Republic.  The earnings of Republic are dependent primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investments, and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Accordingly, the Company's results of operations are subject to risks and uncertainties surrounding Republic's exposure to changes in the interest rate environment.  Prepayments on residential real estate mortgage and other fixed rate loans and mortgage-backed securities vary significantly and may also cause significant fluctuations in interest margins.

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

In estimating the allowance for loan losses, management considers current economic conditions, past loss experience, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews and regulatory examinations, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant and qualitative risk factors. Subsequent to foreclosure, an estimate for the carrying value of other real estate owned is normally determined through valuations that are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less the cost to call. Because the allowance for loan losses and carrying value of other real estate owned are dependent, to a great extent, on the general economy and other conditions that may be beyond the Company's and Republic's control, the estimates of the allowance for loan losses and the carrying values of other real estate owned could differ materially in the near term.
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
In evaluating the Company's ability to recover deferred tax assets, management considers all available positive and negative evidence, including the past operating results and forecasts of future taxable income. In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require management to make judgments about the future taxable income and are consistent with the plans and estimates used to manage the business. Any reduction in estimated future taxable income may require management to record a valuation allowance against the deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on future earnings.

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan ("the 2005 Plan"), under which the Company granted options, restricted stock or stock appreciation rights to the Company's employees, directors, and certain consultants.  The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company's 2005 annual meeting of shareholders.  Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants.  As of March 31, 2016, the only grants under the 2005 Plan were option grants.  The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company's stock on the date of the grant.  Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company's shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the "2014 Plan"), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company's employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At March 31, 2016, the maximum number of shares of common shares issuable under the 2014 Plan was 4.0 million. During the three months ended March 31, 2016, 551,250 options were granted under the 2014 Plan with a weighted average grant date fair value of $971,891.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2016 and 2015 are as follows:

	2016	2015
Dividend yield(1)	0.0%	0.0%
Expected volatility(2)	47.59% to 52.54%	53.78% to 56.00%
Risk-free interest rate(3)	1.23% to 1.82%	1.49% to 1.95%
Expected life(4)	5.5 to 7.0 years	5.5 to 7.0 years
Assumed forfeiture rate	10.0%	19.0%

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

During the three months ended March 31, 2016 and 2015, 470,300 shares and 312,812 shares vested, respectively.  Expense is recognized ratably over the period required to vest.  At March 31, 2016, the intrinsic value of the 2,491,175 options outstanding was $1,985,387, while the intrinsic value of the 1,236,949 exercisable (vested) options was $1,252,381.  During the three months ended March 31, 2016, 250 options were exercised with cash received of $488 and 6,050 options were forfeited with a weighted average grant date fair value of $0.

Information regarding stock based compensation for the three months ended March 31, 2016 and 2015 is set forth below:

	2016	2015
Stock based compensation expense recognized	$ 171,000	$ 118,000
Number of unvested stock options	1,254,226	1,220,026
Fair value of unvested stock options	$ 2,418,303	$ 1,911,407
Amount remaining to be recognized as expense	$ 1,690,057	$ 1,335,438

The remaining amount of $1,690,057 will be recognized ratably as expense through February 2020.

Earnings per Share

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of dilutive stock options granted through the Company's stock option plans and convertible securities related to the trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to net income. For the three months ended March 31, 2016 and 2015, the effect of CSEs (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculations.

The calculation of EPS for the three months ended March 31, 2016 and 2015 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015

Net income - basic and diluted	$1,085	$528

Weighted average shares outstanding	37,837	37,816
Net income per share – basic	$0.03	$0.01

Weighted average shares outstanding (including dilutive CSEs)	38,269	38,047
Net income per share – diluted	$0.03	$0.01

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended March 31,
(in thousands)	2016	2015

Anti-dilutive securities

Share based compensation awards	2,059	1,756

Convertible securities	1,662	1,662

Total anti-dilutive securities	3,721	3,418

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

ASU 2016-02

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases. From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn't convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

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

Note 5:  Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at March 31, 2016 and December 31, 2015 is as follows:

	At March 31, 2016
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$153,524	$1,897	$(324)	$155,097
Agency mortgage-backed securities	9,932	52	(22)	9,962
Municipal securities	22,903	764	(9)	23,658
Corporate bonds	54,275	107	(1,604)	52,778
Asset-backed securities	17,431	-	(632)	16,799
Trust preferred securities	3,069	-	(1,211)	1,858
Other securities	115	2	-	117
Total securities available for sale	$261,249	$2,822	$(3,802)	$260,269

U.S. Government agencies	$16,805	$155	$(11)	$16,949
Collateralized mortgage obligations	142,760	2,562	(155)	145,167
Agency mortgage-backed securities	18,043	127	-	18,170
Other securities	1,020	-	-	1,020
Total securities held to maturity	$178,628	$2,844	$(166)	$181,306

	At December 31, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$180,795	$523	$(3,173)	$178,145
Agency mortgage-backed securities	10,073	176	(78)	10,171
Municipal securities	22,814	562	(32)	23,344
Corporate bonds	54,294	135	(300)	54,129
Asset-backed securities	17,631	-	(626)	17,005
Trust preferred securities	3,070	-	(1,187)	1,883
Other securities	115	3	-	118
Total securities available for sale	$288,792	$1,399	$(5,396)	$284,795

U.S. Government agencies	$17,067	$39	$(72)	$17,034
Collateralized mortgage obligations	146,458	402	(780)	146,080
Agency mortgage-backed securities	7,732	-	(21)	7,711
Other securities	1,020	-	-	1,020
Total securities held to maturity	$172,277	$441	$(873)	$171,845

The following table presents investment securities by stated maturity at March 31, 2016. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these securities are classified separately with no specific maturity date.
	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$6,844	$6,883	$-	$-
After 1 year to 5 years	13,596	13,686	4,833	4,822
After 5 years to 10 years	51,741	50,051	12,992	13,147
After 10 years	25,612	24,590	-	-
Collateralized mortgage obligations	153,524	155,097	142,760	145,167
Agency mortgage-backed securities	9,932	9,962	18,043	18,170
Total	$261,249	$260,269	$178,628	$181,306

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.
      The Company's investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities.  There were no private label mortgage-backed securities ("MBS") or collateralized mortgage obligations ("CMO") held in the investment securities portfolio as of March 31, 2016 and December 31, 2015.  There were also no MBS or CMO securities that were rated "Alt-A" or "sub-prime" as of those dates.

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

The Company regularly evaluates investment securities that are in an unrealized loss position in order to determine if the decline in fair value is other than temporary.  Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, the current interest rate environment and the rating of each security.  An other-than-temporary impairment ("OTTI") loss must be recognized for a debt security in an unrealized loss position if the Company intends to sell the security or it is more likely than not that it will be required to sell the security prior to recovery of the amortized cost basis.  The amount of OTTI loss recognized is equal to the difference between the fair value and the amortized cost basis of the security that is attributed to credit deterioration.  Accounting standards require the evaluation of the expected cash flows to be received to determine if a credit loss has occurred.  In the event of a credit loss, that amount must be recognized against income in the current period.  The portion of the unrealized loss related to other factors, such as liquidity conditions in the market or the current interest rate environment, is recorded in accumulated other comprehensive income (loss) for investment securities classified available for sale.

Impairment charges (credit losses) on trust preferred securities for the three months ended March 31, 2016 and 2015 amounted to $1,000 and $3,000, respectively.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at March 31, 2016 and 2015 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2016	2015

Beginning Balance, January 1st	$930	$3,966
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	1	3
Reductions for securities paid off during the period	-	-
Reductions for securities sold during the period	-	-
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company
intends to sell the security	-	-
Ending Balance, March 31st	$931	$3,969

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position in the available for sale and held to maturity section:

	At March 31, 2016
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$14,311	$172	$10,562	$152	$24,873	$324
Agency mortgage-backed securities	-	-	5,338	22	5,338	22
Municipal securities	246	-	1,298	9	1,544	9
Corporate bonds	39,179	1,543	2,934	61	42,113	1,604
Asset backed securities	16,799	632	-	-	16,799	632
Trust preferred securities	-	-	1,858	1,211	1,858	1,211
Total Available for Sale	$70,535	$2,347	$21,990	$1,455	$92,525	$3,802

	At March 31, 2016
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$3,802	$11	$-	$-	$3,802	$11
Collateralized mortgage obligations	24,802	155	-	-	24,802	155
Total Held to Maturity	$28,604	$166	$-	$-	$28,604	$166

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$116,161	$3,173	$-	$-	$116,161	$3,173
Agency mortgage-backed securities	2,389	14	5,502	64	7,891	78
Municipal securities	886	15	1,814	17	2,700	32
Corporate bonds	9,583	258	2,952	42	12,535	300
Asset backed securities	17,005	626	-	-	17,005	626
Trust preferred securities	-	-	1,883	1,187	1,883	1,187
Total Available for Sale	$146,024	$4,086	$12,151	$1,310	$158,175	$5,396

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$11,954	$72	$-	$-	$11,954	$72
Collateralized mortgage obligations	68,888	732	15,956	48	84,844	780
Agency mortgage-backed securities	7,711	21	-	-	7,711	21
Total Held to Maturity	$88,553	$825	$15,956	$48	$104,509	$873

Unrealized losses on securities in the investment portfolio amounted to $4.0 million with a total fair value of $121.1 million as of March 31, 2016 compared to unrealized losses of $6.3 million with a total fair value of $262.7 million as of December 31, 2015.  The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

The Company held two U.S. Government agency securities, eleven collateralized mortgage obligations and three agency mortgage-backed securities that were in an unrealized loss position at March 31, 2016. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of March 31, 2016.

       All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody's or Standard & Poor's. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At March 31, 2016, the investment portfolio included three municipal securities that were in an unrealized loss position. Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of credit deterioration.

       At March 31, 2016, the investment portfolio included two asset-backed securities that were in an unrealized loss position. The asset-backed securities held in the investment securities portfolio consist solely of Sallie Mae bonds, collateralized by student loans which are guaranteed by the U.S. Department of Education.  Management believes the unrealized losses on these securities were driven by changes in market interest rates and not a result of credit deterioration.  At March 31, 2016, the investment portfolio included eight corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration.

The unrealized losses on the trust preferred securities are primarily the result of the secondary market for such securities becoming inactive and are also considered temporary at this time. The following table provides additional detail about the trust preferred securities held in the portfolio as of March 31, 2016.
(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2015 and beyond	Cumulative OTTI Life to Date
TPREF Funding II	Class B Notes	$731	$414	$(317)	C	19	37%	0.42%	$268
TPREF Funding III	Class B2 Notes	1,518	888	(630)	C	15	32	0.41	483
ALESCO Preferred Funding V	Class C1 Notes	820	556	(264)	C	42	19	0.37	180
Total		$3,069	$1,858	$(1,211)		76	29%		$931

During the three months ended March 31, 2016, the proceeds from the sale of investment securities were $54.7 million. Gross gains of $320,000 and gross losses of $24,000 were realized on these sales. The tax provision applicable to the net gains for the three months ended March 31, 2016 was $106,000. No securities were sold during the three months ended March 31, 2015.

       In July 2014, thirteen CMOs with a fair value of $70.1 million that were previously classified as available-for-sale were transferred to the held-to-maturity category.  These securities were transferred at fair value. Unrealized losses of $1.2 million associated with the transferred securities will remain in accumulated other comprehensive loss and be amortized as an adjustment to yield over the remaining life of those securities.  At March 31, 2016, there is an approximate unrealized loss of $885,000 remaining to be amortized.

Note 6:  Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company's gross loans by major categories as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	March 31, 2016	December 31, 2015

Commercial real estate	$358,740	$349,726
Construction and land development	45,815	46,547
Commercial and industrial	181,828	181,850
Owner occupied real estate	261,215	246,398
Consumer and other	49,552	48,126
Residential mortgage	2,353	2,380
Total loans receivable	899,503	875,027
Deferred costs (fees)	(386)	(258)
Allowance for loan losses	(9,029)	(8,703)
Net loans receivable	$890,088	$866,066

The Company disaggregates its loan portfolio into groups of loans with similar risk characteristics for purposes of estimating the allowance for loan losses.  The Company's loan groups include commercial real estate, construction and land development, commercial and industrial, owner occupied real estate, consumer, and residential mortgages.  The loan groups are also considered classes for purposes of monitoring and assessing credit quality based on certain risk characteristics.

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans.  The following table summarizes information with regard to impaired loans by loan portfolio class as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$11,487	$11,525	$-	$11,692	$11,730	$-
Construction and land development	117	2,208	-	117	2,208	-
Commercial and industrial	1,616	2,740	-	2,381	3,683	-
Owner occupied real estate	458	458	-	507	507	-
Consumer and other	857	1,149	-	800	1,084	-
Total	$14,535	$18,080	$-	$15,497	$19,212	$-

With an allowance recorded:
Commercial real estate	$505	$505	$77	$511	$511	$47
Construction and land development	-	-	-	-	-	-
Commercial and industrial	3,109	5,776	1,614	3,112	5,779	1,111
Owner occupied real estate	2,798	2,811	1,056	2,862	2,876	1,059
Consumer and other	278	278	81	147	147	21
Total	$6,690	$9,370	$2,828	$6,632	$9,313	$2,238

Total:
Commercial real estate	$11,993	$12,030	$77	$12,203	$12,241	$47
Construction and land development	117	2,208	-	117	2,208	-
Commercial and industrial	4,724	8,516	1,614	5,493	9,462	1,111
Owner occupied real estate	3,256	3,269	1,056	3,369	3,383	1,059
Consumer and other	1,135	1,427	81	947	1,231	21
Total	$21,225	$27,450	$2,828	$22,129	$28,525	$2,238

The following table presents additional information regarding the Company's impaired loans for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$11,589	$65	$11,864	$162
Construction and land development	117	-	108	-
Commercial and industrial	1,998	10	3,854	21
Owner occupied real estate	483	1	701	1
Consumer and other	829	3	501	1
Total	$15,016	$79	$17,028	$185

With an allowance recorded:
Commercial real estate	$508	$8	$13,066	$-
Construction and land development	-	-	158	-
Commercial and industrial	3,110	19	1,508	-
Owner occupied real estate	2,830	6	4,209	33
Consumer and other	213	2	-	-
Total	$6,661	$35	$18,941	$33

Total:
Commercial real estate	$12,097	$73	$24,930	$162
Construction and land development	117	-	266	-
Commercial and industrial	5,108	29	5,362	21
Owner occupied real estate	3,313	7	4,910	34
Consumer and other	1,042	5	501	1
Total	$21,677	$114	$35,969	$218

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three months ended March 31, 2016 and 2015:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended March 31, 2016
Allowance for loan losses:

Beginning balance:	$2,393	$338	$2,932	$2,030	$295	$14	$701	$8,703
Charge-offs	-	-	(18)	(28)	-	-	-	(46)
Recoveries	-	-	72	-	-	-	-	72
Provisions (credits)	(348)	76	(44)	89	17	(3)	513	300

Ending balance	$2,045	$414	$2,942	$2,091	$312	$11	$1,214	$9,029

Three months ended March 31, 2015
Allowance for loan losses:

Beginning balance:	$6,828	$917	$1,579	$1,638	$234	$2	$338	$11,536
Charge-offs	(231)	(222)	(169)	(55)	-	-	-	(677)
Recoveries	4	5	45	-	31	-	-	85
Provisions (credits)	(338)	(445)	469	(5)	(35)	-	354	-

Ending balance	$6,263	$255	$1,924	$1,578	$230	$2	$692	$10,944

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

March 31, 2016

Allowance for loan losses:

Individually evaluated for impairment	$77	$-	$1,614	$1,056	$81	$-	$-	$2,828
Collectively evaluated for impairment	1,968	414	1,328	1,035	231	11	1,214	6,201
Total allowance for loan losses	$2,045	$414	$2,942	$2,091	$312	$11	$1,214	$9,029

Loans receivable:
Loans evaluated individually	$11,993	$117	$4,724	$3,256	$1,135	$-	$-	$21,225
Loans evaluated collectively	346,747	45,698	177,104	257,959	48,417	2,353	-	878,278
Total loans receivable	$358,740	$45,815	$181,828	$261,215	$49,552	$2,353	$-	$899,503

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2015

Allowance for loan losses:

Individually evaluated for impairment	$47	$-	$1,111	$1,059	$21	$-	$-	$2,238
Collectively evaluated for impairment	2,346	338	1,821	971	274	14	701	6,465
Total allowance for loan losses	$2,393	$338	$2,932	$2,030	$295	$14	$701	$8,703

Loans receivable:
Loans evaluated individually	$12,203	$117	$5,493	$3,369	$947	$-	$-	$22,129
Loans evaluated collectively	337,523	46,430	176,357	243,029	47,179	2,380	-	852,898
Total loans receivable	$349,726	$46,547	$181,850	$246,398	$48,126	$2,380	$-	$875,027

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At March 31, 2016
Commercial real estate	$348	$17	$12,386	$12,751	$345,989	$358,740	$6,650
Construction and land development	-	-	117	117	45,698	45,815	-
Commercial and industrial	2,624	-	2,690	5,314	176,514	181,828	242
Owner occupied real estate	986	-	3,620	4,606	256,609	261,215	834
Consumer and other	555	-	1,043	1,598	47,954	49,552	311
Residential mortgage	-	-	-	-	2,353	2,353	-
Total	$4,513	$17	$19,856	$24,386	$875,117	$899,503	$8,037

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2015
Commercial real estate	$-	$7,657	$5,913	$13,570	$336,156	$349,726	$-
Construction and land development	-	-	117	117	46,430	46,547	-
Commercial and industrial	1,661	997	3,156	5,814	176,036	181,850	-
Owner occupied real estate	800	469	2,894	4,163	242,235	246,398	-
Consumer and other	285	192	542	1,019	47,107	48,126	-
Residential mortgage	132	-	-	132	2,248	2,380	-
Total	$2,878	$9,315	$12,622	$24,815	$850,212	$875,027	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At March 31, 2016:
Commercial real estate	$338,845	$7,902	$11,993	$-	$358,740
Construction and land development	45,698	-	117	-	45,815
Commercial and industrial	176,889	215	3,295	1,429	181,828
Owner occupied real estate	257,492	467	3,256	-	261,215
Consumer and other	48,342	75	1,135	-	49,552
Residential mortgage	2,353	-	-	-	2,353
Total	$869,619	$8,659	$19,796	$1,429	$899,503

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2015:
Commercial real estate	$329,567	$7,956	$12,203	$-	$349,726
Construction and land development	46,430	-	117	-	46,547
Commercial and industrial	176,132	225	4,064	1,429	181,850
Owner occupied real estate	242,560	469	3,369	-	246,398
Consumer and other	47,104	75	947	-	48,126
Residential mortgage	2,380	-	-	-	2,380
Total	$844,173	$8,725	$20,700	$1,429	$875,027

The following table shows non-accrual loans by class as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	March 31, 2016	December 31, 2015

Commercial real estate	$5,736	$5,913
Construction and land development	117	117
Commercial and industrial	2,448	3,156
Owner occupied real estate	2,786	2,894
Consumer and other	732	542
Residential mortgage	-	-
Total	$11,819	$12,622

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $200,000 and $245,000 for the three months ended March 31, 2016 and 2015, respectively.

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

The following table summarizes the balance of outstanding TDRs at March 31, 2016 and December 31, 2015:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
March 31, 2016
Commercial real estate	1	$5,751	$-	$5,751
Construction and land development	-	-	-	-
Commercial and industrial	2	250	349	599
Owner occupied real estate	1	-	1,825	1,825
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	4	$6,001	$2,174	$8,175

December 31, 2015
Commercial real estate	1	$5,778	$-	$5,778
Construction and land development	-	-	-	-
Commercial and industrial	2	252	935	1,187
Owner occupied real estate	1	-	1,825	1,825
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	4	$6,030	$2,760	$8,790

All TDRs are considered impaired and are therefore individually evaluated for impairment in the calculation of the allowance for loan losses.  Some TDRs may not ultimately result in the full collection of principal and interest as restructured and could lead to potential incremental losses.  These potential incremental losses would be factored into the Company's estimate of the allowance for loan losses.  The level of any subsequent defaults will likely be affected by future economic conditions.  There were no loan modifications made during the three months ended March 31, 2016 and 2015 that met the criteria of a TDR.
There were no residential mortgages in the process of foreclosure as of March 31, 2016 and December 31, 2015.  Other real estate owned relating to residential real estate was $157,000 and $193,000 at March 31, 2016 and December 31, 2015.
After a loan is determined to be a TDR, the Company continues to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the three months ended March 31, 2016. There was one TDR that subsequently defaulted during the year ended December 31, 2015.
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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2016 and December 31, 2015 were as follows:
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

March 31, 2016

Collateralized mortgage obligations	$155,097	$-	$155,097	$-
Agency mortgage-backed securities	9,962	-	9,962	-
Municipal securities	23,658	-	23,658	-
Corporate bonds	52,778	-	49,934	2,844
Asset-backed securities	16,799	-	16,799	-
Trust Preferred Securities	1,858	-	-	1,858
Other securities	117	-	117	-
Securities Available for Sale	$260,269	$-	$255,567	$4,702

SBA Servicing Assets	$5,058			$5,058

December 31, 2015

Collateralized mortgage obligations	$178,145	$-	$178,145	$-
Agency mortgage-backed securities	10,171	-	10,171	-
Municipal securities	23,344	-	23,344	-
Corporate bonds	54,129	-	51,295	2,834
Asset-backed securities	17,005	-	17,005	-
Trust Preferred Securities	1,883	-	-	1,883
Other securities	118	-	118	-
Securities Available for Sale	$284,795	$-	$280,078	$4,717

SBA Servicing Assets	$4,886			$4,886

The following table presents an analysis of the activity in the SBA servicing assets for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015

Beginning balance	$4,886	$4,099
Additions	242	135
Fair value adjustments	(70)	33
Ending balance	$5,058	$4,267

Fair value adjustments are recorded as loan advisory and servicing fees on the statement of income.  Servicing fee income, not including fair value adjustments, totaled $434,000 and $417,000 for the three months ended March 31, 2016 and 2015, respectively.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1st	$1,883	$2,834	$3,193	$3,005
Unrealized (losses) gains	(24)	10	(129)	1
Paydowns	-	-	(19)	-
Proceeds from sales	-	-	-	-
Realized (losses) gains	-	-	-	-
Impairment charges on Level 3	(1)	-	(3)	-
Balance, March 31st	$1,858	$2,844	$3,042	$3,006

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2016 and December 31, 2015 were as follows:
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
March 31, 2016
Impaired loans	$3,862	$-	$-	$3,862
Other real estate owned	8,185	-	-	8,185

December 31, 2015
Impaired loans	$5,734	$-	$-	$5,734
Other real estate owned	10,034	-	-	10,034

The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range Weighted Average
March 31, 2016
Corporate bonds	$2,844	Discounted Cash Flows	Discount Rate	(4.13%)

Trust preferred securities	$1,858	Discounted Cash Flows	Discount Rate	7.38% - 7.88% (7.61%)

SBA servicing assets	$5,058	Discounted Cash Flows	Conditional Prepayment Rate Discount Rate	(6.28%) (10.00%)

Impaired loans	$3,862	Appraised Value of Collateral (1)	Liquidation expenses (2) Appraisal adjustment (2)	12% - 35% (21%) (3) (9%) (3)

Other real estate owned	$8,185	Appraised Value of Collateral (1) Sales Price	Liquidation expenses (2) Appraisal adjustment (2) Liquidation expenses (2)	7% - 19% (7%) (3) (0%) (6%) (3)

December 31, 2015
Corporate bonds	$2,834	Discounted Cash Flows	Discount Rate	(4.11%)

Trust preferred securities	$1,883	Discounted Cash Flows	Discount Rate	7.31% - 7.81% (7.77%)

SBA servicing assets	$4,886	Discounted Cash Flows	Conditional Prepayment Rate Discount Rate	(6.27%) (10.00%)

Impaired loans	$5,734	Appraised Value of Collateral (1)	Liquidation expenses (2)	12% - 78% (20%) (3)

Other real estate owned	$10,034	Appraised Value of Collateral (1) Sales Price	Liquidation expenses (2) Appraisal adjustment (2) Liquidation expenses (2)	6% - 30% (10%) (3) (50%) 7% - 9% (9%) (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at March 31, 2016 and December 31, 2015.

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

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of March 31, 2016 and December 31, 2015. Financial information on the issuers was also obtained from Bloomberg, the FDIC, and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

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

Loans Held For Sale (Carried at Lower of Cost or Fair Value)

The fair values of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the three months ended March 31, 2016 and the year ended December 31, 2015.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At March 31, 2016 and December 31, 2015, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

SBA Servicing Asset (Carried at Fair Value)

The SBA servicing asset is initially recorded when loans are sold and the servicing rights are retained and recorded on the balance sheet.  An updated fair value is obtained from an independent third party on a quarterly basis and adjustments are presented as loan advisory and servicing fees on the statement of operations. The valuation begins with the projection of future cash flows for each asset based on their unique characteristics, the Company's market-based assumptions for prepayment speeds and estimated losses and recoveries.  The present value of the future cash flows are then calculated utilizing the Company's market-based discount ratio assumptions.  In all cases, the Company's models expected payments for every loan for each quarterly period in order to create the most detailed cash flow stream possible.

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.  At March 31, 2016 and December 31, 2015, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	March 31, 2016	December 31, 2015

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$5,058	$4,886

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	0%	0%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%

Weighted Average Remaining Term	20.9 years	20.9 years

Prepayment Speed	6.28%	6.27%
Effect on fair value of a 10% increase	$(155)	$(151)
Effect on fair value of a 20% increase	(303)	(296)

Weighted Average Discount Rate	10.00%	10.00%
Effect on fair value of a 10% increase	$(213)	$(206)
Effect on fair value of a 20% increase	(409)	(397)

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

The estimated fair values of the Company's financial instruments were as follows at March 31, 2016 and December 31, 2015:
	Fair Value Measurements at March 31, 2016
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$65,198	$65,198	$65,198	$-	$-
Investment securities available for sale	260,269	260,269	-	255,567	4,702
Investment securities held to maturity	178,628	181,306	-	181,306	-
Restricted stock	1,179	1,179	-	1,179	-
Loans held for sale	1,983	1,999	-	-	1,999
Loans receivable, net	890,088	870,274	-	-	870,274
SBA servicing assets	5,058	5,058	-	-	5,058
Accrued interest receivable	4,434	4,434	-	4,434	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,277,199	$1,277,199	$-	$1,277,199	$-
Time	60,408	60,340	-	60,340	-
Subordinated debt	22,476	19,186	-	-	19,186
Accrued interest payable	219	219	-	219	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

	Fair Value Measurements at December 31, 2015
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$27,139	$27,139	$27,139	$-	$-
Investment securities available for sale	284,795	284,795	-	280,078	4,717
Investment securities held to maturity	172,277	171,845	-	171,845	-
Restricted stock	3,059	3,059	-	3,059	-
Loans held for sale	3,653	3,831	-	-	3,831
Loans receivable, net	866,066	849,578	-	-	849,578
SBA servicing assets	4,886	4,886	-	-	4,886
Accrued interest receivable	4,216	4,216	-	4,216	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,181,720	$1,181,720	$-	$1,181,720	$-
Time	67,578	67,422	-	67,422	-
Short-term borrowings	47,000	47,000	-	47,000	-
Subordinated debt	22,476	18,972	-	-	18,972
Accrued interest payable	245	245	-	245	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

Note 8: Changes in Accumulated Other Comprehensive Income (Loss) By Component (1)

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2016 and 2015, and the year ended December 31, 2015.

	Unrealized Gains (Losses) on Available- For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2016	$(2,562)	$(603)	$(3,165)
Unrealized gain on securities	2,122	-	2,122
Amounts reclassified from accumulated other comprehensive income to net income (2)	(189)	37	(152)
Net current-period other comprehensive income	1,933	37	1,970
Balance March 31, 2016	$(629)	$(566)	$(1,195)

Balance January 1, 2015	$82	$(714)	$(632)
Unrealized gain on securities	404	-	404
Amounts reclassified from accumulated other comprehensive income to net income (2)	2	37	39
Net current-period other comprehensive income	406	37	443
Balance March 31, 2015	$488	$(677)	$(189)

Balance January 1, 2015	$82	$(714)	$(632)
Unrealized gain on securities	(2,577)	-	(2,577)
Amounts reclassified from accumulated other comprehensive income to net income (2)	(67)	111	44
Net current-period other comprehensive income	(2,644)	111	(2,533)
Balance December 31, 2015	$(2,562)	$(603)	$(3,165)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Operations.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of our financial condition, changes in financial condition, and results of operations in the accompanying consolidated financial statements.  This discussion should be read in conjunction with the accompanying notes to the consolidated financial statements.
We may from time to time make written or oral "forward-looking statements", including statements contained in this presentation. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise with changes in: general economic conditions, including turmoil in the financial markets and related efforts of government agencies to stabilize the financial system; the adequacy of our allowance for loan losses and our methodology for determining such allowance; adverse changes in our loan portfolio and credit risk-related losses and expenses; concentrations within our loan portfolio, including our exposure to commercial real estate loans, and to our primary service area; changes in interest rates; our ability to identify, negotiate, secure and develop new store locations and renew, modify, or terminate leases or dispose of properties for existing store locations effectively; business conditions in the financial services industry, including competitive pressure among financial services companies, new service and product offerings by competitors, price pressures and similar items; deposit flows; loan demand; the regulatory environment, including evolving banking industry standards, changes in legislation or regulation; impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act; our securities portfolio and the valuation of our securities; accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements; rapidly changing technology; litigation liabilities, including costs, expenses, settlements and judgments; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.  You should carefully review the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2015 and other documents we file from time to time with the Securities and Exchange Commission. The words "would be," "could be," "should be," "probability," "risk," "target," "objective," "may," "will," "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions or variations on such expressions are intended to identify forward-looking statements. All such statements are made in good faith by us pursuant to the "safe harbor" provisions of the U.S. Private Securities Litigation Reform Act of 1995. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of us, except as may be required by applicable law or regulations.

Regulatory Reform and Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") has and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Consumer Financial Protection Bureau, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.  A summary of certain provisions of the Dodd-Frank Act is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  For information regarding our updated capital requirements, see "Regulatory Matters" below.

Financial Condition

Assets

Total assets increased by $43.2 million, or 3.0%, to $1.5 billion at March 31, 2016, compared to $1.4 billion at December 31, 2015.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount of these two categories increased by $38.1 million, to $65.2 million at March 31, 2016, from $27.1 million at December 31, 2015, primarily due to deposit growth during the first quarter of 2016.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration ("SBA") which we usually originate with the intention of selling in the future.  Total SBA loans held for sale were $2.0 million at March 31, 2016 as compared to $3.7 million at December 31, 2015.  Loans held for sale, as a percentage of total Company assets, were less than 0.2% at March 31, 2016.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $20.6 million at March 31, 2016. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit at March 31, 2016.

Loans increased $24.3 million, or 2.8%, to $899.1 million at March 31, 2016, compared to $874.8 million at December 31, 2015. This growth was the result of an increase in loan demand in the commercial real estate and owner occupied real estate categories over the first three months of 2016 along with the successful execution of our relationship banking strategy which focuses on customer service.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), municipal securities, corporate bonds, asset-backed securities (ABS), and pooled trust preferred securities (CDO).  Available-for-sale securities totaled $260.3 million at March 31, 2016, compared to $284.8 million at December 31, 2015. The decrease was primarily due to the sale and pay down of securities totaling $60.6 million partially offset by the purchase of securities totaling $32.9 million during the first three months of 2016. At March 31, 2016, the portfolio had a net unrealized loss of $980,000 compared to a net unrealized loss of $4.0 million at December 31, 2015.  The change in value of the investment portfolio was driven by a decrease in market interest rates which drove an increase in value of the bonds held in our portfolio during the first three months of 2016.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company (SBIC) and Small Business Administration (SBA) bonds, CMOs, and MBSs. The fair value of securities held-to-maturity totaled $181.3 million and $171.8 million at March 31, 2016 and December 31, 2015, respectively. The increase was due to the purchase of $10.5 million of held-to-maturity securities partially offset by the pay down of mortgage-backed securities totaling $4.1 million during the first three months of 2016.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of March 31, 2016 and December 31, 2015.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh ("FHLB") and Atlantic Community Bankers Bank ("ACBB").

At March 31, 2016 and December 31, 2015, the investment in FHLB of Pittsburgh capital stock totaled $1.0 million and $2.9 million respectively.  The decrease at March 31, 2016 was due to the repayment of overnight borrowings which reduced our required investment in FHLB stock. At both March 31, 2016 and December 31, 2015, ACBB capital stock totaled $143,000.  Both the FHLB and ACBB issued dividend payments during the first quarter of 2016.

Other Real Estate Owned

The balance of other real estate owned increased to $11.4 million at March 31, 2016 from $11.3 million at December 31, 2015, primarily due to transfers from loan receivable totaling $282,000, partially offset by writedowns in the amount of $126,000 on existing foreclosed properties and sales totaling $76,000 at March 31, 2016.

Deposits
Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic's major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $88.3 million, or 7.1%, to $1.3 billion at March 31, 2016 from $1.2 billion at December 31, 2015.  The increase was primarily the result of increases in noninterest-bearing demand deposit balances, interest-bearing demand deposit balances, and money market and savings balances partially offset by a reduction in certificate of deposit balances. We will continue to focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction.  We are also in the midst of an aggressive expansion and relocation plan which we refer to as "The Power of Red is Back."  Over the last two years we have opened five new store locations and have several more in various stages of construction and development.  This strategy has also allowed us to nearly eliminate our dependence upon the more volatile sources of funding found in brokered and public fund certificates of deposit.

Short-term Borrowings

As of March 31, 2016, there were no short-term borrowings from FHLB compared to $47.0 at December 31, 2015. The decrease in borrowings was the result of a temporary outflow of deposits at year end which returned in the early part of 2016.

Shareholders' Equity

Total shareholders' equity increased $3.2 million to $116.6 million at March 31, 2016 compared to $113.4 million at December 31, 2015. The increase was primarily due to the reduction in accumulated other comprehensive losses associated with an increase in the market value of the investment securities portfolio and net income of $1.1 million recognized during the first three months of 2016.  The shift in market value of the securities portfolio resulting in accumulated other comprehensive losses of $980,000 at March 31, 2016 compared to accumulated other comprehensive losses of $4.0 million at December 31, 2015 was primarily driven by a decrease in market interest rates which drove an increase in value of the securities held in our portfolio.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

We reported net income of $1.1 million or $0.03 per share, for the three months ended March 31, 2016, compared to net income of $528,000, or $0.01 per share, for the three months ended March 31, 2015.  The increase in net income was primarily driven by a combined increase in net interest income and non-interest income of 24% which outpaced the 17% increase in non-interest expenses primarily required to support the growth and expansion strategy.
Net interest income was $11.3 million for the three month period ended March 31, 2016 compared to $9.5 million for the three months ended March 31, 2015.  Interest income increased $2.0 million, or 18.6%, to $12.8 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily due to a $182.8 million increase in average investment securities and a $104.1 million increase in average loan balances.  Interest expense increased $177,000, or 13.7%, to $1.5 million for the three months ended March 31, 2016 compared to $1.3 million for the three months ended March 31, 2015. This increase was primarily due to an increase in average deposits outstanding.
We recorded a provision for loan losses in the amount of $300,000 for the three months ended March 31, 2016 primarily due to an increase in the allowance required for loans individually evaluated for impairment. For the three months ended March 31, 2015, no provision for loan losses was recorded due to a decrease in the allowance required for loans collectively evaluated for impairment driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.
Non-interest income increased by $835,000 to $2.4 million during the three months ended March 31, 2016 compared to $1.6 million during the three months ended March 31, 2015.  The increase during the three months ended March 31, 2016 was primarily due to gains on sale of investment securities, as well as increases in gains on the sale of SBA loans and service fees on deposit accounts.
Non-interest expenses increased $1.8 million to $12.3 million during the three months ended March 31, 2016 compared to $10.5 million during the three months ended March 31, 2015. This increase was primarily driven by higher salaries, employee benefits, occupancy and equipment expenses associated with the addition of new stores related to our expansion strategy over the last twelve months.  Annual merit increases also contributed to higher salary costs in the first quarter of 2016.
Return on average assets and average equity from continuing operations was 0.30% and 3.37%, respectively, during the three months ended March 31, 2016 compared to 0.17% and 1.89%, respectively, for the three months ended March 31, 2015.

Analysis of Net Interest Income
Historically, our earnings have depended primarily upon Republic's net interest income, which is the difference between interest earned on interest‑earning assets and interest paid on interest‑bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest‑earning assets and interest‑bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods average assets, liabilities, and shareholders' equity, interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and Republic's net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. All yields are adjusted for tax equivalency.
Average Balances and Net Interest Income

	For the three months ended March 31, 2016			For the three months ended March 31, 2015
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$47,109	$63	0.54%	$130,418	$77	0.24%
Investment securities and restricted stock	437,514	2,862	2.62%	254,741	1,674	2.63%
Loans receivable	887,499	10,046	4.55%	783,379	9,145	4.73%
Total interest-earning assets	1,372,122	12,971	3.80%	1,168,538	10,896	3.78%
Other assets	87,685			61,974
Total assets	$1,459,807			$1,230,512

Interest-earning liabilities:
Demand – non-interest bearing	$261,810			$226,708
Demand – interest bearing	412,558	415	0.40%	295,630	290	0.40%
Money market & savings	559,458	609	0.44%	489,779	553	0.46%
Time deposits	65,414	141	0.87%	75,485	175	0.94%
Total deposits	1,299,240	1,165	0.36%	1,087,602	1,018	0.38%
Total interest-bearing deposits	1,037,430	1,165	0.45%	860,894	1,018	0.48%
Other borrowings	37,428	306	3.29%	22,516	276	4.97%
Total interest-bearing liabilities	1,074,858	1,471	0.55%	883,410	1,294	0.59%
Total deposits and other borrowings	1,336,668	1,471	0.44%	1,110,118	1,294	0.47%
Non interest-bearing other liabilities	7,478			7,094
Shareholders' equity	115,661			113,300
Total liabilities and shareholders' equity	$1,459,807			$1,230,512
Net interest income (2)		$11,500			$9,602
Net interest spread			3.25%			3.19%
Net interest margin (2)			3.37%			3.33%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $209 and $135 for the three months ended March 31, 2016 and 2015, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

       Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.
	For the three months ended March 31, 2016 vs. 2015
	Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$(111)	$97	$(14)
Securities	1,196	(8)	1,188
Loans	1,168	(267)	901
Total interest-earning assets	2,253	(178)	2,075

Interest expense:
Deposits
Interest-bearing demand deposits	117	8	125
Money market and savings	76	(20)	56
Time deposits	(21)	(13)	(34)
Total deposit interest expense	172	(25)	147
Other borrowings	22	8	30
Total interest expense	194	(17)	177
Net interest income	$2,059	$(161)	$1,898

       Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, for the first quarter of 2016 increased $1.9 million, or 19.8%, over the same period in 2015. Interest income, on a fully tax-equivalent basis, on interest-earning assets totaled $13.0 million and $10.9 million for the first quarter of 2016 and 2015, respectively.  The increase in interest income was the result of a $182.8 million increase in average investment securities and a $104.1 million increase in average loans receivable partially offset by an 18 basis point decrease in loan yields for the three months ended March 31, 2016 as compared to March 31, 2015. Total interest expense for the first quarter of 2016 increased by $177,000, or 13.7%, for the first quarter of 2016 to $1.5 million from $1.3 million for the first quarter of 2015. Interest expense on deposits increased by $147,000, or 14.4%, for the first quarter of 2016 versus the same period in 2015.
Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.25% during the first quarter of 2016 versus 3.19% during the first quarter of 2015. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets.  For the first quarter of 2016 and 2015, the fully tax-equivalent net interest margin was 3.37% and 3.33%, respectively.  The net interest margin for the first quarter ending March 31, 2016 increased primarily as a result of an increase in average investment securities and an increase in average loans receivable partially offset by a decrease in the yield on loans receivable and an increase in average total interest bearing deposits.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.  We recorded a provision for loan losses of $300,000 for the three month period ended March 31, 2016. We did not record a provision for loan losses for the three months ended March 31, 2015.  During the first quarter of 2016, there was an increase in the allowance for loans individually evaluated for impairment. During the first quarter of 2015, there was a decrease in the allowance required for loans collectively evaluated for impairment driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.

Nonperforming assets at March 31, 2016 totaled $31.2 million, or 2.11%, of total assets, up $7.3 million, or 30.6%, from $23.9 million, or 1.66%, of total assets at December 31, 2015 and up $2.5 million, or 8.5%, from $28.8 million, or 2.28%, of total assets at March 31, 2015.  Loans accruing, but past due 90 days or more increased to $8.0 million at March 31, 2016 from $0 at December 31, 2015 and $5.0 million at March 31, 2015, due primarily to one loan relationship which is currently in the process of collection.

Noninterest Income

Total noninterest income increased by $835,000, or 52.9%, from the same period in 2015. Gains on the sale of investment securities totaled $296,000 for the first quarter of 2016.  Gains on the sale of SBA loans totaled $833,000 for the first quarter of 2016 versus $578,000 for the same period in 2015. The increase of $255,000 in gains on the sale of SBA loans was driven by an increase in SBA loan balances sold during the first quarter of 2016. Service fees on deposit accounts totaled $570,000 for the first quarter of 2016, an increase of $207,000 over the first quarter of 2015, due to the growth in the number of customer accounts and deposit balances.
Noninterest Expenses

Total noninterest expenses increased $1.8 million, or 17.4%, for the first quarter of 2016 compared to same period in 2015. A detailed explanation of noninterest expenses for certain categories for the three months ended March 31, 2016 and March 31, 2015 is presented in the following paragraphs.

Salaries and employee benefits which represent the largest component of noninterest expenses, increased by $830,000, or 15.9%, for the first quarter of 2016 compared to the first quarter of 2015 which was primarily driven by annual merit increases along with increased staffing levels related to our growth strategy of adding and relocating stores.  There were seventeen stores open as of March 31, 2016 compared to fifteen stores at March 31, 2015.  In addition, two additional stores were under construction as of March 31, 2016 and opened in the second quarter of 2016.

Occupancy expense increased by $240,000, or 20.6%, and depreciation and amortization increased by $246,000, or 34.0%, for the first quarter of 2016 versus the same period last year also as a result of our continuing growth and relocation strategy.

Other real estate expenses totaled $585,000 during the first quarter of 2016, an increase of $208,000, or 55.2%, compared to the first quarter of 2015.  This increase was a result of higher costs to carry foreclosed properties in the current period.

All other noninterest expenses increased by $301,000, or 9.9%, compared to the same quarter in 2015.  This increase was mainly attributable to data processing expense, transaction fees, regulatory assessment expense, and other expenses resulting from our growth strategy.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For the purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and non-recurring expenses.  For the three month period ended March 31, 2016, the ratio equaled 2.74% compared to 2.95% for the three month period ended March 31, 2015, respectively, reflecting higher average balances related to our growth strategy of adding and relocating stores.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. The efficiency ratio equaled 90.1% for the first three months of 2016, compared to 95.2% for the first months of 2015. The decrease for the three months ended March 31, 2016 versus March 31, 2015 was due to a 24.1% increase in combined net interest and noninterest income compared to a 17.4% increase in noninterest expenses.

Provision (Benefit) for Federal Income Taxes

We recorded a benefit for income taxes of $25,000 for the three months ended March 31, 2016, compared to a $2,000 benefit for the three months ended March 31, 2015.  The $25,000 benefit recorded during the first three months of 2016 was the net result of a tax provision in the amount of $255,000 calculated on the net profit generated during the period using our normal estimated tax rate, offset by an adjustment to the deferred tax asset valuation allowance in the amount of $280,000.  The effective tax rates for the three-month periods ended March 31, 2016 and 2015 were 24% and 20%, respectively, excluding an adjustment to the deferred tax asset valuation allowance.

We evaluate the carrying amount of our deferred tax assets on a quarterly basis or more frequently, if necessary, in accordance with the guidance provided in Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 740 (ASC 740), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e. a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence.  If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods, a valuation allowance is calculated and recorded.  These determinations are inherently subjective and dependent upon estimates and judgments concerning management's evaluation of both positive and negative evidence.

In conducting the deferred tax asset analysis, we believe it is important to consider the unique characteristics of an industry or business.  In particular, characteristics such as business model, level of capital and reserves held by financial institutions and their ability to absorb potential losses are important distinctions to be considered for bank holding companies like us. In addition, it is also important to consider that net operating loss carryforwards for federal income tax purposes can generally be carried back two years and carried forward for a period of twenty years. In order to realize our deferred tax assets, we must generate sufficient taxable income in such future years.

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

When calculating an estimate for a valuation allowance, we assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in ASC 740. We did not use projections of future taxable income, exclusive of reversing temporary differences and carryforwards, as a factor in the analysis.  We will exclude future taxable income as a factor until we can show increasing and sustainable profitability.  Based on the analysis of available positive and negative evidence, we determined that a valuation allowance should be recorded as of March 31, 2016 and December 31, 2015.

We did assess tax planning strategies as defined under ASC 740 to determine the amount of a valuation allowance. Strategies reviewed included the sale of investment securities and loans with fair values greater than book values, redeployment of cash and cash equivalents into higher yielding investment options, a switch from tax-exempt to taxable investments and loans, and the election of a decelerated depreciation method for tax purposes on future fixed asset purchases. We believe that these tax planning strategies are (a) prudent and feasible, (b) steps that we would not ordinarily take, but would take to prevent an operating loss or tax credit carryforward from expiring unused, and (c) would result in the realization of existing deferred tax assets. These tax planning strategies, if implemented, would result in taxable income in the first full reporting period after deployment and accelerate the recovery of deferred tax asset balances if faced with the inability to recover those assets or the risk of potential expiration. We believe that these are viable tax planning strategies and appropriately considered in the analysis at this time, but may not align with the strategic direction of the organization today and therefore, have no present intention to implement such strategies.

The net deferred tax asset balance before consideration of a valuation allowance was $18.8 million as of March 31, 2016 and $20.2 million as of December 31, 2015.  After assessment of all available tax planning strategies, we determined that a partial valuation allowance in the amount of $13.4 million as of March 31, 2016 and $13.7 million as of December 31, 2015 should be recorded.

The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.  When the determination is made to include projections of future taxable income as a factor in recovering the deferred tax asset, the valuation allowance will be reduced accordingly resulting in a corresponding increase in net income.
Net Income and Net Income per Common Share

       Net income for the first quarter of 2016 was $1.1 million, an increase of $557,000, compared to $528,000 recorded for the first quarter of 2015. The increase in net income in the first quarter of 2016 was due to an increase of $1.5 million in net interest income after provision for loan losses, an increase of $835,000 in noninterest income, partially offset by an increase of $1.8 million in noninterest expenses.

       For the three month period ended March 31, 2016, basic and fully-diluted net income per common share was $0.03 compared to basic and fully-diluted net income per common share of $0.01 for the three month period ended March 31, 2015.

Return on Average Assets and Average Equity

       Return on average assets (ROA) measures our net income in relation to our total average assets. The ROA for the first quarter of 2016 and 2015 was 0.30% and 0.17%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE for the first quarter of 2016 was 3.77%, compared to 1.89% for the first quarter of 2015.

Commitments, Contingencies and Concentrations

Financial instruments, whose contract amounts represent potential credit risk, were commitments to extend credit of approximately $170.4 million and $165.1 million, and standby letters of credit of approximately $5.1 million and $5.2 million, at March 31, 2016 and December 31, 2015, respectively. These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $170.4 million of commitments to extend credit at March 31, 2016 were committed as variable rate credit facilities.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and many require the payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party.  The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments.  The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guidelines. The current amount of liability as of March 31, 2016 and December 31, 2015 for guarantees under standby letters of credit issued is not material.

Regulatory Matters

       In July 2013, the federal bank regulatory agencies adopted revisions to the agencies' capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implemented higher minimum capital requirements, added a new common equity tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  The new minimum capital to risk-adjusted assets requirements were a common equity tier 1 capital ratio of 4.5% (6.5% to be considered "well capitalized") and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered "well capitalized"); the total capital ratio remained at 8.0% under the new rules (10.0% to be considered "well capitalized").  Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. The Company believes that, as of March 31, 2016, all capital adequacy requirements are met under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

The following table presents our regulatory capital ratios at March 31, 2016, and December 31, 2015.

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2016:

Total risk based capital
Republic	$139,181	12.48%	$89,182	8.00%	$96,150	8.625%	$111,478	10.00%
Company	145,591	13.00%	89,555	8.00%	96,551	8.625%	-	-%
Tier one risk based capital
Republic	130,152	11.67%	66,887	6.00%	73,854	6.625%	89,182	8.00%
Company	136,562	12.20%	67,166	6.00%	74,162	6.625%	-	-%
CET 1 risk based capital
Republic	130,152	11.67%	50,165	4.50%	57,132	5.125%	72,461	6.50%
Company	114,762	10.25%	50,374	4.50%	57,371	5.125%	-	-%
Tier one leveraged capital
Republic	130,152	8.97%	58,062	4.00%	58,062	4.00%	72,577	5.00%
Company	136,562	9.37%	58,271	4.00%	58,271	4.00%	-	-%

At December 31, 2015:

Total risk based capital
Republic	$138,566	12.65%	$87,617	8.00%	$-	-%	$109,521	10.00%
Company	145,089	13.19%	87,976	8.00%	-	-%	-	-%
Tier one risk based capital
Republic	129,863	11.86%	65,712	6.00%	-	-%	87,617	8.00%
Company	136,386	12.40%	65,982	6.00%	-	-%	-	-%
CET 1 risk based capital
Republic	129,863	11.86%	49,284	4.50%	-	-%	71,189	6.50%
Company	114,586	10.42%	49,487	4.50%	-	-%	-	-%
Tier one leveraged capital
Republic	129,863	9.22%	56,328	4.00%	-	-%	70,410	5.00%
Company	136,386	9.65%	56,531	4.00%	-	-%	-	-%

Dividend Policy

We have not paid any cash dividends on our common stock.  We have no plans to pay cash dividends in 2016.  Our ability to pay dividends depends primarily on receipt of dividends from our subsidiary, Republic.  Dividend payments from Republic are subject to legal and regulatory limitations.  The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.

Liquidity

A financial institution must maintain and manage liquidity to ensure it has the ability to meet its financial obligations. These obligations include the payment of deposits on demand or at their contractual maturity; the repayment of borrowings as they mature; the payment of lease obligations as they become due; the ability to fund new and existing loans and other funding commitments; and the ability to take advantage of new business opportunities. Liquidity needs can be met by either reducing assets or increasing liabilities. Our most liquid assets consist of cash and amounts due from banks.

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $65.2 million at March 31, 2016, compared to $27.1 million at December 31, 2015. Loan maturities and repayments are another source of asset liquidity. At March 31, 2016, Republic estimated that more than $40.0 million of loans would mature or repay in the six-month period ending September 30, 2016. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At March 31, 2016, we had outstanding commitments (including unused lines of credit and letters of credit) of $175.5 million. Certificates of deposit scheduled to mature in one year totaled $49.7 million at March 31, 2016. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh.  Our maximum borrowing capacity with the FHLB was $406.0 million at March 31, 2016. At March 31, 2016 and December 31, 2015, we had no outstanding term borrowings with the FHLB. At March 31, 2016, we had no short-term borrowings. As of December 31, 2015, we had outstanding borrowings with the FHLB of $47.0 million. As of March 31, 2016, FHLB had issued letters of credit, on Republic's behalf, totaling $75.1 million against our available credit line. We also established a contingency line of credit of $10.0 million with ACBB to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit at both March 31, 2016 and December 31, 2015.

Investment Securities Portfolio

At March 31, 2016, we identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of our asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of our asset/liability management.  Our investment securities classified as available-for-sale consist primarily of CMOs, MBSs, municipal securities, corporate bonds, ABSs, and CDOs.  Available-for-sale securities totaled $260.3 million and $284.8 million as of March 31, 2016 and December 31, 2015, respectively.  At March 31, 2016, the portfolio had a net unrealized loss of $980,000 and a net unrealized loss of $4.0 million at December 31, 2015.
Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic's commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic's legal lending limit of approximately $20.6 million at March 31, 2016. Individual customers may have several loans often secured by different collateral.

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
Loans, including impaired loans, are generally classified as non-accrual if they are past due as to maturity or payment of interest or principal for a period of more than 90 days, unless such loans are well‑secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.  Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms.
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

The following table shows information concerning loan delinquency and non‑performing assets as of the dates indicated (dollars in thousands):
	March 31, 2016	December 31, 2015
Loans accruing, but past due 90 days or more	$8,037	$-
Non-accrual loans	11,819	12,622
Total non-performing loans	19,856	12,622
Other real estate owned	11,393	11,313
Total non-performing assets	$31,249	$23,935

Non-performing loans as a percentage of total loans, net of unearned income	2.21%	1.44%
Non-performing assets as a percentage of total assets	2.11%	1.66%

Non-performing asset balances increased by $7.3 million to $31.2 million as of March 31, 2016 from $23.9 million at December 31, 2015.  Non-accrual loans decreased $803,000 to $11.8 million at March 31, 2016, from $12.6 million at December 31, 2015. Loans accruing, but past due 90 days or more increased to $8.0 million at March 31, 2016, due primarily to one loan relationship which is currently in the process of collection. In addition to non-accrual loans, impaired loans also include loans that are currently performing but potential credit concerns with the borrowers' financial condition have caused management to have doubts as to the ability of such borrowers to continue to comply with present repayment terms. At March 31, 2016 and December 31, 2015, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

The following table presents our 30 to 89 days past due loans at March 31, 2016 and December 31, 2015.

(dollars in thousands)	March 31,	December 31,
	2016	2015
30 to 59 days past due	$4,513	$2,878
60 to 89 days past due	17	9,315
Total loans 30 to 89 days past due	$4,530	$12,193

Other Real Estate Owned

The balance of other real estate owned increased to $11.4 million at March 31, 2016 from $11.3 million at December 31, 2015.  The following table presents a reconciliation of other real estate owned for the three months ended March 31, 2016 and the year ended December 31, 2015:

(dollars in thousands)	March 31, 2016	December 31, 2015
Beginning Balance, January 1st	$11,313	$3,715
Additions	282	11,459
Valuation adjustments	(126)	(3,069)
Dispositions	(76)	(792)
Ending Balance	$11,393	$11,313

At March 31, 2016, we had no credit exposure to "highly leveraged transactions" as defined by the FDIC.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish an allowance against loan losses on a quarterly basis. When an increase in this allowance is necessary, a provision for loan losses is charged to earnings. The allowance for loan losses consists of three components. The first component is allocated to individually evaluated loans found to be impaired and is calculated in accordance with ASC 310. The second component is allocated to all other loans that are not individually identified as impaired pursuant to ASC 310 ("non-impaired loans"). This component is calculated for all non-impaired loans on a collective basis in accordance with ASC 450. The third component is an unallocated allowance to account for a level of imprecision in management's estimation process.

We evaluate loans for impairment and potential charge-off on a quarterly basis.  Management regularly monitors the condition of borrowers and assesses both internal and external factors in determining whether any loan relationships have deteriorated. Any loan rated as substandard or lower will have an individual collateral evaluation analysis prepared to determine if a deficiency exists. We first evaluate the primary repayment source.  If the primary repayment source is seriously inadequate and unlikely to repay the debt, we then look to the other available repayment sources. Secondary sources are conservatively reviewed for liquidation values. Updated appraisals and financial data are obtained to substantiate current values.  If the reviewed sources are deemed to be inadequate to cover the outstanding principal and any costs associated with the resolution of the troubled loan, an estimate of the deficient amount will be calculated and a specific allocation of loan loss reserve is recorded.

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

The factors supporting the allowance for loan losses do not diminish the fact that the entire allowance for loan losses is available to absorb losses in the loan portfolio and related commitment portfolio, respectively. Our principal focus, therefore, is on the adequacy of the total allowance for loan losses. The allowance for loan losses is subject to review by banking regulators. Our primary bank regulators regularly conduct examinations of the allowance for loan losses and make assessments regarding the adequacy and the methodology employed in their determination.

An analysis of the allowance for loan losses for the three months ended March 31, 2016 and 2015, and the twelve months ended December 31, 2015 is as follows:

(dollars in thousands)	For the three months ended March 31, 2016	For the twelve months ended December 31, 2015	For the three months ended March 31, 2015

Balance at beginning of period	$8,703	$11,536	$11,536
Charge‑offs:
Commercial real estate	-	2,624	231
Construction and land development	-	260	222
Commercial and industrial	18	408	169
Owner occupied real estate	28	133	55
Consumer and other	-	-	-
Residential mortgage	-	-
Total charge‑offs	46	3,425	677
Recoveries:
Commercial real estate	-	4	4
Construction and land development	-	5	5
Commercial and industrial	72	49	45
Owner occupied real estate	-	-	-
Consumer and other	-	34	31
Residential mortgage	-	-	-
Total recoveries	72	92	85
Net charge‑offs/(recoveries)	(26)	3,333	592
Provision for loan losses	300	500	-
Balance at end of period	$9,029	$8,703	$10,944

Average loans outstanding(1)	$887,499	$820,820	$783,379
As a percent of average loans:(1)
Net charge‑offs (annualized)	(0.01)%	0.41%	0.31%
Provision for loan losses (annualized)	0.14%	0.06%	-%
Allowance for loan losses	1.02%	1.06%	1.40%
Allowance for loan losses to:
Total loans, net of unearned income	1.00%	0.99%	1.39%
Total non‑performing loans	45.47%	68.95%	43.83%
(1) Includes non-accruing loans.

We recorded a provision for loan losses of $300,000 for the three month period ended March 31, 2016. We did not record a provision for loan losses for the three months ended March 31, 2015.  During the first quarter of 2016, there was an increase in the allowance for loans individually evaluated for impairment. During the first quarter of 2015, there was a decrease in the allowance required for loans collectively evaluated for impairment driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 45.47% at March 31, 2016, compared to 68.95% at December 31, 2015 and 43.83% at March 31, 2015. Total non-performing loans were $19.9 million, $12.6 million and $25.0 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively.  The decrease in the coverage ratio at March 31, 2016 compared to December 31, 2015 was a result of an increase in non-performing assets, specifically loans past due 90 days or more and still accruing.

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

Serious delinquency is often the first indicator of a potential charge-off. Reductions in appraised collateral values and deteriorating financial condition of borrowers and guarantors are factors considered when evaluating potential charge-offs. The likelihood of possible recoveries or improvements in a borrower's financial condition are also assessed when considering a charge-off.  We recorded net recoveries of $26,000 during the three month period ended March 31, 2016, compared to net charge-offs of $592,000 during the three month period ended March 31, 2015.
Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $2.5 million at March 31, 2016 compared to $3.4 million at December 31, 2015.
The following table provides additional analysis of partially charged-off loans.
(dollars in thousands)	March 31, 2016	December 31, 2015
Total nonperforming loans	$19,856	$12,622
Nonperforming and impaired loans with partial charge-offs	2,542	3,431

Ratio of nonperforming loans with partial charge-offs to total loans	0.28%	0.39%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	12.80%	27.18%
Coverage ratio net of nonperforming loans with partial charge-offs	355.19%	253.66%

Our charge-off policy is reviewed on an annual basis and updated as necessary.  During the three month period ended March 31, 2016, there were no changes made to this policy.

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

ASU 2016-02

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases. From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn't convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

Effects of Inflation

The majority of assets and liabilities of a financial institution are monetary in nature. Therefore, a financial institution differs greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories.  Management believes that the most significant impact of inflation on its financial results is through our need and ability to react to changes in interest rates.  Management attempts to maintain an essentially balanced position between rate sensitive assets and liabilities over a one-year time horizon in order to protect net interest income from being affected by wide interest rate fluctuations.

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 11, 2016.
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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company's internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2016 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended March 31, 2016.

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
ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company's business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  The risk factors in the Company's Annual Report on Form 10-K have not materially changed. You should carefully consider these risk factors. The risks described in the Company's Form 10-K and Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

       Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following Exhibits are filed as part of this report.  (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S‑K for quarterly reports on Form 10‑Q).

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and  2015, (iii)  Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, (v) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: May 06, 2016	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer (principal executive officer)

Date: May 06, 2016	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)