Form 10-Q
period 2016-06-30
REPUBLIC FIRST BANCORP INC
filed 2016-08-08
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended June 30, 2016.

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

YES  [  ]    NO   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	37,917,378
Title of Class	Number of Shares Outstanding as of August 5, 2016

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2016 and December 31, 2015
(Dollars in thousands, except per share data)
(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$18,561	$13,777
Interest bearing deposits with banks	93,211	13,362
Cash and cash equivalents	111,772	27,139

Investment securities available for sale, at fair value	253,289	284,795
Investment securities held to maturity, at amortized cost (fair value of $203,186 and $171,845, respectively)	199,074	172,277
Restricted stock, at cost	1,367	3,059
Loans held for sale	5,487	3,653
Loans receivable (net of allowance for loan losses of $8,761 and $8,703, respectively)	920,993	866,066
Premises and equipment, net	53,617	46,164
Other real estate owned, net	11,974	11,313
Accrued interest receivable	4,367	4,216
Other assets	20,307	20,761
Total Assets	$1,582,247	$1,439,443

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$281,496	$243,695
Demand – interest bearing	472,575	381,499
Money market and savings	574,051	556,526
Time deposits	106,129	67,578
Total Deposits	1,434,251	1,249,298
Short-term borrowings	-	47,000
Accrued interest payable	313	245
Other liabilities	6,637	7,049
Subordinated debt	22,476	22,476
Total Liabilities	1,463,677	1,326,068

Shareholders' Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 38,442,473 as of June 30, 2016 and 38,365,848 as of December 31, 2015; shares outstanding 37,913,628 as of June 30, 2016 and 37,837,003 as of December 31, 2015	384	384
Additional paid in capital	153,476	152,897
Accumulated deficit	(30,725)	(32,833)
Treasury stock at cost (503,408 shares as of June 30, 2016 and December 31, 2015)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of June 30, 2016 and December 31, 2015)	(183)	(183)
Accumulated other comprehensive loss	(657)	(3,165)
Total Shareholders' Equity	118,570	113,375
Total Liabilities and Shareholders' Equity	$1,582,247	$1,439,443

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2016 and 2015
(Dollars in thousands, except per share data)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on taxable loans	$10,096	$9,142	$19,813	$18,093
Interest and fees on tax-exempt loans	227	128	441	254
Interest and dividends on taxable investment securities	2,620	1,405	5,214	2,887
Interest and dividends on tax-exempt investment securities	179	138	353	263
Interest on federal funds sold and other interest-earning assets	87	86	150	163
Total interest income	13,209	10,899	25,971	21,660
Interest expense:
Demand- interest bearing	503	341	918	631
Money market and savings	637	501	1,246	1,054
Time deposits	183	170	324	345
Other borrowings	289	278	595	554
Total interest expense	1,612	1,290	3,083	2,584
Net interest income	11,597	9,609	22,888	19,076
Provision for loan losses	650	-	950	-
Net interest income after provision for loan losses	10,947	9,609	21,938	19,076
Non-interest income:
Loan advisory and servicing fees	197	325	800	924
Gain on sales of SBA loans	1,749	1,222	2,582	1,800
Service fees on deposit accounts	654	398	1,224	761
Gain on sale of investment securities	358	9	654	9
Other-than-temporary impairment	(25)	-	(27)	(13)
Portion recognized in other comprehensive income (before taxes)	21	-	22	10
Net impairment loss on investment securities	(4)	-	(5)	(3)
Other non-interest income	77	68	188	108
Total non-interest income	3,031	2,022	5,443	3,599
Non-interest expenses:
Salaries and employee benefits	6,551	5,715	12,603	10,937
Occupancy	1,447	1,219	2,852	2,384
Depreciation and amortization	796	732	1,765	1,455
Legal	66	340	154	579
Other real estate owned	323	371	908	748
Advertising	190	91	319	242
Data processing	575	373	1,042	725
Insurance	188	190	394	370
Professional fees	455	350	815	675
Regulatory assessments and costs	373	301	715	593
Taxes, other	228	204	252	425
Other operating expenses	1,775	1,217	3,491	2,488
Total non-interest expense	12,967	11,103	25,310	21,621
Income before benefit for income taxes	1,011	528	2,071	1,054
Benefit for income taxes	(12)	(5)	(37)	(7)
Net income	$1,023	$533	$2,108	$1,061
Net income per share:
Basic	$0.03	$0.01	$0.06	$0.03
Diluted	$0.03	$0.01	$0.05	$0.03

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2016 and 2015
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$1,023	$533	$2,108	$1,061

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities (pre-tax $1,156, $(1,838), $4,468, and $(1,208), respectively)	741	(1,178)	2,863	(774)
Reclassification adjustment for securities gains (pre-tax $(358), $(9), $(654), and $(9), respectively)	(229)	(6)	(419)	(6)
Reclassification adjustment for impairment charge (pre-tax $4, $-, $5, and $3, respectively)	2	-	3	2
Net unrealized gains (losses) on securities	514	(1,184)	2,447	(778)
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity:
Amortization of net unrealized holding losses to income during the period (pre-tax $37, $45, $95, and $103 respectively)	24	29	61	66

Total other comprehensive income (loss)	538	(1,155)	2,508	(712)

Total comprehensive income (loss)	$1,561	$(622)	$4,616	$349

 (See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$2,108	$1,061
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	950	-
Write down of other real estate owned	129	298
Depreciation and amortization	1,765	1,455
Stock based compensation	367	279
Gain on sale and call of investment securities	(654)	(9)
Impairment charges on investment securities	5	3
Amortization of premiums on investment securities	637	312
Accretion of discounts on retained SBA loans	(677)	(496)
Fair value adjustments on SBA servicing assets	570	225
Proceeds from sales of SBA loans originated for sale	28,918	18,383
SBA loans originated for sale	(28,170)	(18,371)
Gains on sales of SBA loans originated for sale	(2,582)	(1,800)
Increase in accrued interest receivable and other assets	(1,671)	(1,805)
Decrease in accrued interest payable and other liabilities	(593)	(375)
Net cash provided by (used in) operating activities	1,102	(840)

Cash flows from investing activities
Purchase of investment securities available for sale	(55,937)	(9,678)
Purchase of investment securities held to maturity	(38,073)	(56,741)
Proceeds from the sale of securities available for sale	78,582	4,081
Proceeds from the paydowns, maturity, or call of securities available for sale	13,031	13,459
Proceeds from the paydowns, maturity, or call of securities held to maturity	11,029	5,226
Redemption (purchase) of restricted stock	1,692	(22)
Net increase in loans	(55,816)	(53,790)
Net proceeds from sale of other real estate owned	76	468
Premises and equipment expenditures	(9,218)	(7,386)
Net cash used in investing activities	(54,634)	(104,383)

Cash flows from financing activities
Net proceeds from exercise of stock options	212	-
Net increase in demand, money market and savings deposits	146,402	60,904
Net increase (decrease) in time deposits	38,551	(3,337)
Decrease in short-term borrowings	(47,000)	-
Net cash provided by financing activities	138,165	57,567

Net increase (decrease) in cash and cash equivalents	84,633	(47,656)
Cash and cash equivalents, beginning of year	27,139	128,826
Cash and cash equivalents, end of period	$111,772	$81,170

Supplemental disclosures
Interest paid	$3,015	$2,614
Income taxes paid	$60	$-
Non-cash transfers from loans to other real estate owned	$616	$10,213

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2016 and 2015
(Dollars in thousands)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

Balance January 1, 2016	$384	$152,897	$(32,833)	$(3,725)	$(183)	$(3,165)	$113,375

Net income			2,108				2,108
Other comprehensive income, net of tax						2,508	2,508
Stock based compensation		367					367
Options exercised (76,625 shares)		212					212

Balance June 30, 2016	$384	$153,476	$(30,725)	$(3,725)	$(183)	$(657)	$118,570

Balance January 1, 2015	$383	$152,234	$(35,266)	$(3,725)	$(183)	$(632)	$112,811

Net income			1,061				1,061
Other comprehensive loss, net of tax						(712)	(712)
Stock based compensation		279					279

Balance June 30, 2015	$383	$152,513	$(34,205)	$(3,725)	$(183)	$(1,344)	$113,439

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission ("SEC") Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned, assessment of other than temporary impairment ("OTTI") of investment securities, fair value of financial instruments, (see "Note 7" below) and the realization of deferred income tax assets. Consideration is given to a variety of factors in establishing these estimates.

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

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan ("the 2005 Plan"), under which the Company granted options, restricted stock or stock appreciation rights to the Company's employees, directors, and certain consultants.  The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company's 2005 annual meeting of shareholders.  Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants.  As of June 30, 2016, the only grants under the 2005 Plan were option grants.  The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company's stock on the date of the grant.  Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company's shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the "2014 Plan"), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company's employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At June 30, 2016, the maximum number of shares of common shares issuable under the 2014 Plan was 4.0 million. During the six months ended June 30, 2016, 551,250 options were granted under the 2014 Plan with a weighted average grant date fair value of $971,891.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2016 and 2015 are as follows:

	2016	2015
Dividend yield(1)	0.0%	0.0%
Expected volatility(2)	47.59% to 52.54%	53.78% to 56.00%
Risk-free interest rate(3)	1.23% to 1.82%	1.49% to 2.00%
Expected life(4)	5.5 to 7.0 years	5.5 to 7.0 years
Assumed forfeiture rate	10.0%	19.0%

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

During the six months ended June 30, 2016 and 2015, 486,550 shares and 323,062 shares vested, respectively.  Expense is recognized ratably over the period required to vest.  At June 30, 2016, the intrinsic value of the 2,395,300 options outstanding was $2,081,904, while the intrinsic value of the 1,176,824 exercisable (vested) options was $1,256,526.  During the six months ended June 30, 2016, 76,625 options were exercised with cash received of $212,634 and 25,550 options were forfeited with a weighted average grant date fair value of $39,900.

Information regarding stock based compensation for the six months ended June 30, 2016 and 2015 is set forth below:

	2016	2015
Stock based compensation expense recognized	$367,000	$279,000
Number of unvested stock options	1,218,476	1,218,651
Fair value of unvested stock options	$2,408,636	$1,927,048
Amount remaining to be recognized as expense	$1,479,287	$1,194,289

The remaining amount of $1,479,287 will be recognized as expense through February 2020.

Earnings per Share

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of dilutive stock options granted through the Company's stock option plans and convertible securities related to the trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to net income. For the three and six months ended June 30, 2016 and 2015, the effect of CSEs (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculations.

The calculation of EPS for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (basic and diluted)	$1,023	$533	$2,108	$1,061

Weighted average shares outstanding	37,882	37,816	37,860	37,816
Net income per share – basic	$0.03	$0.01	$0.06	$0.03
Weighted average shares outstanding (including dilutive CSEs)	38,422	38,049	38,344	38,048
Net income per share – diluted	$0.03	$0.01	$0.05	$0.03

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Anti-dilutive securities

Share based compensation awards	1,855	1,757	1,910	1,758

Convertible securities	1,662	1,662	1,662	1,662

Total anti-dilutive securities	3,517	3,419	3,572	3,420

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

ASU 2015-14

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The guidance in this ASU is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company does not expect this ASU to have a significant impact on its financial condition or results of operations.

ASU 2015-16

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the guidance in this ASU eliminates the requirement to retrospectively account for those adjustments and requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance in this ASU was effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and should be applied prospectively to adjustment to provisional amounts that occur after the effective date of this ASU. The adoption of this ASU did not have an impact on the Company's financial condition or results of operations.

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

ASU 2016-09

 In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 will amend current guidance such that all excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as income tax expense or benefit in the income statement during the period in which they occur. Additionally, excess tax benefits will be classified along with other income tax cash flows as an operating activity rather than a financing activity. ASU 2016-09 also provides that any entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is the current requirement, or account for forfeitures when they occur. ASU 2016-09 will be effective January 1, 2017 and is not expected to have a significant impact on our financial statements.

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this update will be effective for interim and annual periods beginning after December 15, 2019. The Company has not yet determined the impact the adoption of ASU 2016-13 will have on the consolidated financial statements.

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

Note 5:  Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at June 30, 2016 and December 31, 2015 is as follows:

	At June 30, 2016
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$150,708	$2,292	$(134)	$152,866
Agency mortgage-backed securities	9,357	67	(5)	9,419
Municipal securities	24,141	1,131	-	25,272
Corporate bonds	49,256	52	(1,509)	47,799
Asset-backed securities	16,825	-	(762)	16,063
Trust preferred securities	3,065	-	(1,310)	1,755
Other securities	115	-	-	115
Total securities available for sale	$253,467	$3,542	$(3,720)	$253,289

U.S. Government agencies	$16,651	$244	$(10)	$16,885
Collateralized mortgage obligations	164,150	3,602	(114)	167,638
Agency mortgage-backed securities	17,253	390	-	17,643
Other securities	1,020	-	-	1,020
Total securities held to maturity	$199,074	$4,236	$(124)	$203,186

	At December 31, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$180,795	$523	$(3,173)	$178,145
Agency mortgage-backed securities	10,073	176	(78)	10,171
Municipal securities	22,814	562	(32)	23,344
Corporate bonds	54,294	135	(300)	54,129
Asset-backed securities	17,631	-	(626)	17,005
Trust preferred securities	3,070	-	(1,187)	1,883
Other securities	115	3	-	118
Total securities available for sale	$288,792	$1,399	$(5,396)	$284,795

U.S. Government agencies	$17,067	$39	$(72)	$17,034
Collateralized mortgage obligations	146,458	402	(780)	146,080
Agency mortgage-backed securities	7,732	-	(21)	7,711
Other securities	1,020	-	-	1,020
Total securities held to maturity	$172,277	$441	$(873)	$171,845

The following table presents investment securities by stated maturity at June 30, 2016. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these securities are classified separately with no specific maturity date.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$6,844	$6,861	$-	$-
After 1 year to 5 years	16,065	15,694	4,828	4,817
After 5 years to 10 years	45,375	44,290	12,843	13,088
After 10 years	25,118	24,159	-	-
Collateralized mortgage obligations	150,708	152,866	164,150	167,638
Agency mortgage-backed securities	9,357	9,419	17,253	17,643
Total	$253,467	$253,289	$199,074	$203,186

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

The Company's investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities.  There were no private label mortgage-backed securities ("MBS") or collateralized mortgage obligations ("CMO") held in the investment securities portfolio as of June 30, 2016 and December 31, 2015.  There were also no MBS or CMO securities that were rated "Alt-A" or "sub-prime" as of those dates.

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

Impairment charges (credit losses) on trust preferred securities for the three month period ended June 30, 2016 amounted to $4,000. No impairment charges were incurred on trust preferred securities during the three month period ended June 30, 2015. Impairment charges on trust preferred securities for the six month period ended June 30, 2016 and 2015 amounted to $5,000 and $3,000, respectively.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at June 30, 2016 and 2015 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2016	2015

Beginning Balance, January 1st	$930	$3,966
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	5	3
Reductions for securities paid off during the period	-	-
Reductions for securities sold during the period	-	(2,569)
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company
intends to sell the security	-	-
Ending Balance, June 30th	$935	$1,400

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position in the available for sale and held to maturity section:

	At June 30, 2016
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$11,320	$93	$9,728	$41	$21,048	$134
Agency mortgage-backed securities	-	-	3,604	5	3,604	5
Corporate bonds	33,682	1,318	5,804	191	39,486	1,509
Asset backed securities	6,463	491	9,600	271	16,063	762
Trust preferred securities	-	-	1,755	1,310	1,755	1,310
Total Available for Sale	$51,465	$1,902	$30,491	$1,818	$81,956	$3,720

	At June 30, 2016
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$-	$-	$3,798	$10	$3,798	$10
Collateralized mortgage obligations	20,383	114	-	-	20,383	114
Total Held to Maturity	$20,383	$114	$3,798	$10	$24,181	$124

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$116,161	$3,173	$-	$-	$116,161	$3,173
Agency mortgage-backed securities	2,389	14	5,502	64	7,891	78
Municipal securities	886	15	1,814	17	2,700	32
Corporate bonds	9,583	258	2,952	42	12,535	300
Asset backed securities	17,005	626	-	-	17,005	626
Trust preferred securities	-	-	1,883	1,187	1,883	1,187
Total Available for Sale	$146,024	$4,086	$12,151	$1,310	$158,175	$5,396

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$11,954	$72	$-	$-	$11,954	$72
Collateralized mortgage obligations	68,888	732	15,956	48	84,844	780
Agency mortgage-backed securities	7,711	21	-	-	7,711	21
Total Held to Maturity	$88,553	$825	$15,956	$48	$104,509	$873

Unrealized losses on securities in the investment portfolio amounted to $3.8 million with a total fair value of $106.1 million as of June 30, 2016 compared to unrealized losses of $6.3 million with a total fair value of $262.7 million as of December 31, 2015.  The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

The Company held two U.S. Government agency securities, seven collateralized mortgage obligations and two agency mortgage-backed securities that were in an unrealized loss position at June 30, 2016. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of June 30, 2016.

All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody's or Standard & Poor's. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At June 30, 2016, there were no municipal securities that were in an unrealized loss position.

At June 30, 2016, the investment portfolio included two asset-backed securities that were in an unrealized loss position. The asset-backed securities held in the investment securities portfolio consist solely of Sallie Mae bonds, collateralized by student loans which are guaranteed by the U.S. Department of Education.  Management believes the unrealized losses on these securities were driven by changes in market interest rates and not a result of credit deterioration.  At June 30, 2016, the investment portfolio included six corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration.

The unrealized losses on the trust preferred securities are primarily the result of the secondary market for such securities becoming inactive and are also considered temporary at this time. The following table provides additional detail about the trust preferred securities held in the portfolio as of June 30, 2016.

(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2015 and beyond	Cumulative OTTI Life to Date
TPREF Funding II	Class B Notes	$727	$389	$(338)	C	19	37%	0.40%	$272
TPREF Funding III	Class B2 Notes	1,518	838	(680)	C	15	32	0.40	483
ALESCO Preferred Funding V	Class C1 Notes	820	528	(292)	C	42	18	0.40	180
Total		$3,065	$1,755	$(1,310)		76	29%		$935

During the three months ended June 30, 2016, the proceeds from the sale of investment securities was $23.9 million. Gross gains of $358,000 were realized on these sales and there were no losses on the sale of investment securities. The tax provision applicable to the net gains for the three months ended June 30, 2016 was $129,000. During the six months ended June 30, 2016, the proceeds from the sale of investment securities was $78.6 million. Gross gains of $678,000 and gross losses of $24,000 were realized on these sales. The tax provision applicable to the net gains for the six months ended June 30, 2016 was $235,000.

During the three and six months ended June 30, 2015, the proceeds from the sale of investment securities was $4.1 million. Gross gains of $155,000 and gross losses of $146,000 were realized on these sales. The tax provision applicable to these net gains for the three and six months ended June 30, 2015 was $3,000.

In July 2014, thirteen CMOs with a fair value of $70.1 million that were previously classified as available-for-sale were transferred to the held-to-maturity category.  These securities were transferred at fair value. Unrealized losses of $1.2 million associated with the transferred securities will remain in accumulated other comprehensive loss and be amortized as an adjustment to yield over the remaining life of those securities.  At June 30, 2016, there is an approximate unrealized loss of $847,000 remaining to be amortized.

Note 6:  Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company's gross loans by major categories as of June 30, 2016 and December 31, 2015:

(dollars in thousands)	June 30, 2016	December 31, 2015

Commercial real estate	$369,784	$349,726
Construction and land development	40,462	46,547
Commercial and industrial	199,149	181,850
Owner occupied real estate	265,245	246,398
Consumer and other	53,213	48,126
Residential mortgage	2,338	2,380
Total loans receivable	930,191	875,027
Deferred costs (fees)	(437)	(258)
Allowance for loan losses	(8,761)	(8,703)
Net loans receivable	$920,993	$866,066

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

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans.  The following table summarizes information with regard to impaired loans by loan portfolio class as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$12,333	$12,334	$-	$11,692	$11,730	$-
Construction and land development	56	2,050	-	117	2,208	-
Commercial and industrial	1,675	2,804	-	2,381	3,683	-
Owner occupied real estate	950	963	-	507	507	-
Consumer and other	856	1,156	-	800	1,084	-
Total	$15,870	$19,307	$-	$15,497	$19,212	$-

With an allowance recorded:
Commercial real estate	$7,193	$7,194	$1,317	$511	$511	$47
Construction and land development	4	101	4	-	-	-
Commercial and industrial	3,618	6,285	1,677	3,112	5,779	1,111
Owner occupied real estate	1,298	1,298	304	2,862	2,876	1,059
Consumer and other	292	292	79	147	147	21
Total	$12,405	$15,170	$3,381	$6,632	$9,313	$2,238

Total:
Commercial real estate	$19,526	$19,528	$1,317	$12,203	$12,241	$47
Construction and land development	60	2,151	4	117	2,208	-
Commercial and industrial	5,293	9,089	1,677	5,493	9,462	1,111
Owner occupied real estate	2,248	2,261	304	3,369	3,383	1,059
Consumer and other	1,148	1,448	79	947	1,231	21
Total	$28,275	$34,477	$3,381	$22,129	$28,525	$2,238

The following table presents additional information regarding the Company's impaired loans for the three months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,
	2016		2015
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$12,085	$67	$13,432	$(21)
Construction and land development	77	-	248	1
Commercial and industrial	1,782	11	3,992	27
Owner occupied real estate	793	2	957	3
Consumer and other	847	3	713	3
Total	$15,584	$83	$19,342	$13

With an allowance recorded:
Commercial real estate	$4,966	$16	$4,864	$3
Construction and land development	2	-	116	-
Commercial and industrial	3,450	19	2,084	-
Owner occupied real estate	1,808	8	4,009	30
Consumer and other	265	3	-	-
Total	$10,491	$46	$11,073	$33

Total:
Commercial real estate	$17,051	$83	$18,296	$(18)
Construction and land development	79	-	364	1
Commercial and industrial	5,232	30	6,076	27
Owner occupied real estate	2,601	10	4,966	33
Consumer and other	1,112	6	713	3
Total	$26,075	$129	$30,415	$46

The following table presents additional information regarding the Company's impaired loans for the six months ended June 30, 2016 and June 30, 2015:

	Six Months Ended June 30,
	2016		2015
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$11,837	$132	$12,648	$141
Construction and land development	97	-	178	1
Commercial and industrial	1,890	21	3,923	48
Owner occupied real estate	638	3	829	4
Consumer and other	838	6	607	4
Total	$15,300	$162	$18,185	$198

With an allowance recorded:
Commercial real estate	$2,737	$24	$8,965	$3
Construction and land development	1	-	137	-
Commercial and industrial	3,280	38	1,796	-
Owner occupied real estate	2,319	14	4,109	63
Consumer and other	239	5	-	-
Total	$8,576	$81	$15,007	$66

Total:
Commercial real estate	$14,574	$156	$21,613	$144
Construction and land development	98	-	315	1
Commercial and industrial	5,170	59	5,719	48
Owner occupied real estate	2,957	17	4,938	67
Consumer and other	1,077	11	607	4
Total	$23,876	$243	$33,192	$264

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three and six months ended June 30, 2016 and 2015:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended June 30, 2016
Allowance for loan losses:
Beginning balance:	$2,045	$414	$2,942	$2,091	$312	$11	$1,214	$9,029
Charge-offs	-	-	-	(926)	-	-	-	(926)
Recoveries	6	-	2	-	-	-	-	8
Provisions (credits)	1,242	(49)	192	201	12	-	(948)	650
Ending balance	$3,293	$365	$3,136	$1,366	$324	$11	$266	$8,761

Three months ended June 30, 2015
Allowance for loan losses:
Beginning balance:	$6,263	$255	$1,924	$1,578	$230	$2	$692	$10,944
Charge-offs	(2,524)	-	(24)	-	-	-	-	(2,548)
Recoveries	-	-	1	-	1	-	-	2
Provisions (credits)	(1,032)	56	922	209	20	-	(175)	-
Ending balance	$2,707	$311	$2,823	$1,787	$251	$2	$517	$8,398

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Six months ended June 30, 2016
Allowance for loan losses:

Beginning balance:	$2,393	$338	$2,932	$2,030	$295	$14	$701	$8,703
Charge-offs	-	-	(18)	(954)	-	-	-	(972)
Recoveries	6	-	74	-	-	-	-	80
Provisions (credits)	894	27	148	290	29	(3)	(435)	950
Ending balance	$3,293	$365	$3,136	$1,366	$324	$11	$266	$8,761

Six months ended June 30, 2015
Allowance for loan losses:

Beginning balance:	$6,828	$917	$1,579	$1,638	$234	$2	$338	$11,536
Charge-offs	(2,623)	(222)	(325)	(55)	-	-	-	(3,225)
Recoveries	4	5	46	-	32	-	-	87
Provisions (credits)	(1,502)	(389)	1,523	204	(15)	-	179	-
Ending balance	$2,707	$311	$2,823	$1,787	$251	$2	$517	$8,398

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of June 30, 2016 and December 31, 2015:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

June 30, 2016
Allowance for loan losses:

Individually evaluated for impairment	$1,317	$4	$1,677	$304	$79	$-	$-	$3,381
Collectively evaluated for impairment	1,976	361	1,459	1,062	245	11	266	5,380
Total allowance for loan losses	$3,293	$365	$3,136	$1,366	$324	$11	$266	$8,761

Loans receivable:
Loans evaluated individually	$19,526	$60	$5,293	$2,248	$1,148	$-	$-	$28,275
Loans evaluated collectively	350,258	40,402	193,856	262,997	52,065	2,338	-	901,916
Total loans receivable	$369,784	$40,462	$199,149	$265,245	$53,213	$2,338	$-	$930,191

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2015
Allowance for loan losses:

Individually evaluated for impairment	$47	$-	$1,111	$1,059	$21	$-	$-	$2,238
Collectively evaluated for impairment	2,346	338	1,821	971	274	14	701	6,465
Total allowance for loan losses	$2,393	$338	$2,932	$2,030	$295	$14	$701	$8,703

Loans receivable:
Loans evaluated individually	$12,203	$117	$5,493	$3,369	$947	$-	$-	$22,129
Loans evaluated collectively	337,523	46,430	176,357	243,029	47,179	2,380	-	852,898
Total loans receivable	$349,726	$46,547	$181,850	$246,398	$48,126	$2,380	$-	$875,027

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2016 and December 31, 2015:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At June 30, 2016
Commercial real estate	$-	$15	$13,303	$13,318	$356,466	$369,784	$-
Construction and land development	-	-	60	60	40,402	40,462	-
Commercial and industrial	-	663	3,154	3,817	195,332	199,149	-
Owner occupied real estate	-	46	1,582	1,628	263,617	265,245	-
Consumer and other	-	384	743	1,127	52,086	53,213	-
Residential mortgage	-	-	-	-	2,338	2,338	-
Total	$-	$1,108	$18,842	$19,950	$910,241	$930,191	$-
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2015
Commercial real estate	$-	$7,657	$5,913	$13,570	$336,156	$349,726	$-
Construction and land development	-	-	117	117	46,430	46,547	-
Commercial and industrial	1,661	997	3,156	5,814	176,036	181,850	-
Owner occupied real estate	800	469	2,894	4,163	242,235	246,398	-
Consumer and other	285	192	542	1,019	47,107	48,126	-
Residential mortgage	132	-	-	132	2,248	2,380	-
Total	$2,878	$9,315	$12,622	$24,815	$850,212	$875,027	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of June 30, 2016 and December 31, 2015:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At June 30, 2016:
Commercial real estate	$355,084	$898	$13,802	$-	$369,784
Construction and land development	40,402	-	60	-	40,462
Commercial and industrial	193,796	60	3,864	1,429	199,149
Owner occupied real estate	262,997	-	2,248	-	265,245
Consumer and other	52,065	-	1,148	-	53,213
Residential mortgage	2,338	-	-	-	2,338
Total	$906,682	$958	$21,122	$1,429	$930,191

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2015:
Commercial real estate	$329,567	$7,956	$12,203	$-	$349,726
Construction and land development	46,430	-	117	-	46,547
Commercial and industrial	176,132	225	4,064	1,429	181,850
Owner occupied real estate	242,560	469	3,369	-	246,398
Consumer and other	47,104	75	947	-	48,126
Residential mortgage	2,380	-	-	-	2,380
Total	$844,173	$8,725	$20,700	$1,429	$875,027

The following table shows non-accrual loans by class as of June 30, 2016 and December 31, 2015:

(dollars in thousands)	June 30, 2016	December 31, 2015
Commercial real estate	$13,303	$5,913
Construction and land development	60	117
Commercial and industrial	3,154	3,156
Owner occupied real estate	1,582	2,894
Consumer and other	743	542
Residential mortgage	-	-
Total	$18,842	$12,622

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $313,000 and $513,000 for the three and six months ended June 30, 2016, respectively, and $218,000 and $463,000 for the three and six months ended June 30, 2015, respectively.

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

The following table summarizes the balance of outstanding TDRs June 30, 2016 and December 31, 2015:

(dollars in thousands)	Number of Loans	Accrual Status	Non-Accrual Status	Total TDRs
June 30, 2016
Commercial real estate	1	$5,724	$-	$5,724
Construction and land development	-	-	-	-
Commercial and industrial	2	240	349	589
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	3	$5,964	$349	$6,313

December 31, 2015
Commercial real estate	1	$5,778	$-	$5,778
Construction and land development	-	-	-	-
Commercial and industrial	2	252	935	1,187
Owner occupied real estate	1	-	1,825	1,825
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	4	$6,030	$2,760	$8,790

All TDRs are considered impaired and are therefore individually evaluated for impairment in the calculation of the allowance for loan losses.  Some TDRs may not ultimately result in the full collection of principal and interest as restructured and could lead to potential incremental losses.  These potential incremental losses would be factored into the Company's estimate of the allowance for loan losses.  The level of any subsequent defaults will likely be affected by future economic conditions.  There were no loan modifications made during the three and six months ended June 30, 2016 that met the criteria of a TDR.

The Company modified one commercial and industrial loan during the three and six months ended June 30, 2015. In accordance with the modified terms of the commercial and industrial loan, the Company modified the amortization timeframe and reduced the effective interest rate when compared to the interest rate of the original loan. The company also extended the maturity date of the loan. The loan was unsecured and the Company had elected to carry the loan as a non-accrual loan until a satisfactory performance history was established. The pre-modification balance was $1.2 million and the post modification balance was $1.2 million. A payment of $350,000 was received during the second quarter of 2015 and the remaining $850,000 transitioned to other assets in the fourth quarter of 2015 as the loan was converted to a legal settlement. The balance in other assets at June 30, 2016 is $586,000.

There were no residential mortgages in the process of foreclosure as of June 30, 2016 and December 31, 2015.  Other real estate owned relating to residential real estate was $157,000 and $193,000 at June 30, 2016 and December 31, 2015.

After a loan is determined to be a TDR, the Company continues to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the three and six months ended June 30, 2016. There was one TDR that subsequently defaulted during the fourth quarter of the year ended December 31, 2015.  A partial writedown and payoff were recorded on this loan during the three and six months ended June 30, 2016.

Note 7:  Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company's financial instruments, however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2016 and December 31, 2015 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

June 30, 2016

Collateralized mortgage obligations	$152,866	$-	$152,866	$-
Agency mortgage-backed securities	9,419	-	9,419	-
Municipal securities	25,272	-	25,272	-
Corporate bonds	47,799	-	44,929	2,870
Asset-backed securities	16,063	-	16,063	-
Trust Preferred Securities	1,755	-	-	1,755
Other securities	115	-	115	-
Securities Available for Sale	$253,289	$-	$248,664	$4,625

SBA Servicing Assets	$5,118			$5,118

December 31, 2015

Collateralized mortgage obligations	$178,145	$-	$178,145	$-
Agency mortgage-backed securities	10,171	-	10,171	-
Municipal securities	23,344	-	23,344	-
Corporate bonds	54,129	-	51,295	2,834
Asset-backed securities	17,005	-	17,005	-
Trust Preferred Securities	1,883	-	-	1,883
Other securities	118	-	118	-
Securities Available for Sale	$284,795	$-	$280,078	$4,717

SBA Servicing Assets	$4,886			$4,886

The following table presents an analysis of the activity in the SBA servicing assets for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Beginning balance	$5,058	$4,267	$4,886	$4,099
Additions	560	310	802	445
Fair value adjustments	(500)	(258)	(570)	(225)
Ending balance	$5,118	$4,319	$5,118	$4,319

Fair value adjustments are recorded as loan advisory and servicing fees on the statement of income.  Servicing fee income, not including fair value adjustments, totaled $441,000 and $427,000 for the three months ended June 30, 2016 and 2015, respectively. Servicing fee income, not including fair value adjustments, totaled $875,000 and $844,000 for the six months ended June 30, 2016 and 2015, respectively.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, April 1st	$1,858	$2,844	$3,042	$3,006
Unrealized gains (losses)	(99)	26	578	(322)
Paydowns	-	-	-	-
Proceeds from sales	-	-	(1,538)	-
Realized losses	-	-	(76)	-
Impairment charges on Level 3	(4)	-	-	-
Balance, June 30th	$1,755	$2,870	$2,006	$2,684

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1st	$1,883	$2,834	$3,193	$3,005
Unrealized gains (losses)	(123)	36	449	(321)
Paydowns	-	-	(19)	-
Proceeds from sales	-	-	(1,538)	-
Realized losses	-	-	(76)	-
Impairment charges on Level 3	(5)	-	(3)	-
Balance, June 30th	$1,755	$2,870	$2,006	$2,684

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2016 and December 31, 2015 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
June 30, 2016:
Impaired loans	$9,024	$-	$-	$9,024
Other real estate owned	8,807	-	-	8,807

December 31, 2015:
Impaired loans	$5,734	$-	$-	$5,734
Other real estate owned	10,034	-	-	10,034

The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range Weighted Average
June 30, 2016
Corporate bonds	$2,870	Discounted Cash Flows	Discount Rate	(4.19%)

Trust preferred securities	$1,755	Discounted Cash Flows	Discount Rate	7.87% - 8.37% (8.10%)

SBA servicing assets	$5,118	Discounted Cash Flows	Conditional Prepayment Rate Discount Rate	(6.35%) (10.0%)

Impaired loans	$9,024	Appraised Value of Collateral (1)	Liquidation expenses (2) Appraisal adjustment (2)	7% - 24% (12%)(3) (0%)(3)

Other real estate owned	$8,807	Appraised Value of Collateral (1) Sales Price	Liquidation expenses (2) Appraisal adjustment (2) Liquidation expenses (2)	4% - 19% (6%) (3) (0%) (6%)(3)

December 31, 2015
Corporate bonds	$2,834	Discounted Cash Flows	Discount Rate	(4.11%)

Trust preferred securities	$1,883	Discounted Cash Flows	Discount Rate	7.31% - 7.81% (7.77%)

SBA servicing assets	$4,886	Discounted Cash Flows	Conditional Prepayment Rate Discount Rate	(6.27%) (10.0%)

Impaired loans	$5,734	Appraised Value of Collateral (1)	Liquidation expenses (2)	12% - 78% (20%)(3)

Other real estate owned	$10,034	Appraised Value of Collateral (1) Sales Price	Liquidation expenses (2) Appraisal adjustment (2) Liquidation expenses (2)	6% - 30% (10%) (3) (50%) 7%-9% (9%) (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at June 30, 2016 and December 31, 2015.

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

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of June 30, 2016 and December 31, 2015. Financial information on the issuers was also obtained from Bloomberg, the FDIC, and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

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

Loans Held For Sale (Carried at Lower of Cost or Fair Value)

The fair values of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the three months ended June 30, 2016 and the year ended December 31, 2015.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At June 30, 2016 and December 31, 2015, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.  At June 30, 2016 and December 31, 2015, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	June 30, 2016	December 31, 2015

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$5,118	$4,886

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	0%	0%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%

Weighted Average Remaining Term	21.0 years	20.9 years

Prepayment Speed	6.35%	6.27%
Effect on fair value of a 10% increase	$(159)	$(151)
Effect on fair value of a 20% increase	(311)	(296)

Weighted Average Discount Rate	10.00%	10.00%
Effect on fair value of a 10% increase	$(214)	$(206)
Effect on fair value of a 20% increase	(413)	(397)

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

The estimated fair values of the Company's financial instruments were as follows at June 30, 2016 and December 31, 2015:

	Fair Value Measurements at June 30, 2016
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$111,772	$111,772	$111,772	$-	$-
Investment securities available for sale	253,289	253,289	-	248,664	4,625
Investment securities held to maturity	199,074	203,186	-	203,186	-
Restricted stock	1,367	1,367	-	1,367	-
Loans held for sale	5,487	5,747	-	-	5,747
Loans receivable, net	920,993	902,135	-	-	902,135
SBA servicing assets	5,118	5,118	-	-	5,118
Accrued interest receivable	4,367	4,367	-	4,367	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,328,122	$1,328,122	$-	$1,328,122	$-
Time	106,129	106,384	-	106,384	-
Subordinated debt	22,476	18,659	-	-	18,659
Accrued interest payable	313	313	-	313	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

	Fair Value Measurements at December 31, 2015
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$27,139	$27,139	$27,139	$-	$-
Investment securities available for sale	284,795	284,795	-	280,078	4,717
Investment securities held to maturity	172,277	171,845	-	171,845	-
Restricted stock	3,059	3,059	-	3,059	-
Loans held for sale	3,653	3,831	-	-	3,831
Loans receivable, net	866,066	849,578	-	-	849,578
SBA servicing assets	4,886	4,886	-	-	4,886
Accrued interest receivable	4,216	4,216	-	4,216	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,181,720	$1,181,720	$-	$1,181,720	$-
Time	67,578	67,422	-	67,422	-
Short-term borrowings	47,000	47,000	-	47,000	-
Subordinated debt	22,476	18,972	-	-	18,972
Accrued interest payable	245	245	-	245	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

Note 8: Changes in Accumulated Other Comprehensive Income (Loss) By Component (1)

The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2016 and 2015, and the year ended December 31, 2015.

	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2016	$(2,562)	$(603)	$(3,165)
Unrealized gain on securities	2,863	-	2,863
Amounts reclassified from accumulated other comprehensive income to net income (2)	(416)	61	(355)
Net current-period other comprehensive income	2,447	61	2,508
Balance June 30, 2016	$(115)	$(542)	$(657)

Balance January 1, 2015	$82	$(714)	$(632)
Unrealized gain on securities	(774)	-	(774)
Amounts reclassified from accumulated other comprehensive income to net income (2)	(4)	66	62
Net current-period other comprehensive income	(778)	66	(712)
Balance June 30, 2015	$(696)	$(648)	$(1,344)

Balance January 1, 2015	$82	$(714)	$(632)
Unrealized gain on securities	(2,577)	-	(2,577)
Amounts reclassified from accumulated other comprehensive income to net income (2)	(67)	111	44
Net current-period other comprehensive income	(2,644)	111	(2,533)
Balance December 31, 2015	$(2,562)	$(603)	$(3,165)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Operations.

Note 9: Subsequent Event

On July 26, 2016, Republic entered into an agreement (the "Purchase Agreement") with the owners (the "Sellers") of Oak Mortgage Company LLC ("Oak Mortgage"), pursuant to which the Sellers agreed to sell to Republic all of the issued and outstanding limited liability company interests of Oak Mortgage. The transaction closed on July 28, 2016, and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date.  The aggregate cash purchase price paid by Republic for the limited liability company interests at closing was $7.1 million, $1.0 million of which was deposited in an escrow account to be disbursed one year from closing subject to adjustment for any covered indemnity claims under the Purchase Agreement.  The purchase price is subject to certain post-closing adjustments.

Oak Mortgage is headquartered in Marlton, NJ and is licensed to do business in Pennsylvania, Delaware, New Jersey, and Florida. During the year ended December 31, 2015, Oak Mortgage originated approximately $330 million in residential mortgage loans and recorded income before income taxes in the amount of $2.4 million.

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

Financial Condition

Assets

Total assets increased by $142.8 million, or 9.9%, to $1.6 billion at June 30, 2016, compared to $1.4 billion at December 31, 2015.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount in these two categories increased by $84.6 million to $111.8 million at June 30, 2016, compared to $27.1 million at December 31, 2015, primarily due to deposit growth during the first six months for 2016.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration ("SBA") which we usually originate with the intention of selling in the future.  Total SBA loans held for sale were $5.5 million at June 30, 2016 as compared to $3.7 million at December 31, 2015.  Loans held for sale, as a percentage of total Company assets, were less than 0.4% at June 30, 2016.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $20.6 million at June 30, 2016. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit at June 30, 2016.

Loans increased $55.0 million, or 6.3%, to $929.8 million at June 30, 2016, compared to $874.8 million at December 31, 2015. This growth was the result of an increase in loan demand in the commercial real estate, owner occupied real estate, and commercial and industrial categories over the first six months of 2016 along with the successful execution of our relationship banking strategy which focuses on customer service.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), municipal securities, corporate bonds, asset-backed securities (ABS), and pooled trust preferred securities (CDO).  Available-for-sale securities totaled $253.3 million at June 30, 2016, compared to $284.8 million at December 31, 2015. The decrease was primarily due to the sale and pay down of securities totaling $90.9 million partially offset by the purchase of securities totaling $55.9 million during the first six months of 2016. At June 30, 2016, the portfolio had a net unrealized loss of $178,000 compared to a net unrealized loss of $4.0 million at December 31, 2015.  The change in value of the investment portfolio was driven by a decrease in market interest rates which drove an increase in value of the bonds held in our portfolio during the first six months of 2016.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company (SBIC) and Small Business Administration (SBA) bonds, CMOs, and MBSs. The fair value of securities held-to-maturity totaled $203.2 million and $171.8 million at June 30, 2016 and December 31, 2015, respectively. The increase was due to the purchase of $38.1 million of held-to-maturity securities partially offset by the pay down of mortgage-backed securities totaling $11.0 million during the first six months of 2016.

Restricted Stock

Restricted stock, which represents required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of June 30, 2016 and December 31, 2015.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh ("FHLB") and Atlantic Community Bankers Bank ("ACBB").

At June 30, 2016 and December 31, 2015, the investment in FHLB of Pittsburgh capital stock totaled $1.2 million and $2.9 million respectively.  The decrease at June 30, 2016 was due to the repayment of overnight borrowings which reduced our required investment in FHLB stock. At both June 30, 2016 and December 31, 2015, ACBB capital stock totaled $143,000.  Both the FHLB and ACBB issued dividend payments during the first six months of 2016.

Other Real Estate Owned

The balance of other real estate owned increased to $12.0 million at June 30, 2016 from $11.3 million at December 31, 2015, primarily due to transfers from loan receivable totaling $866,000, partially offset by writedowns in the amount of $129,000 on existing foreclosed properties and sales totaling $76,000 at June 30, 2016.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic's major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $185.0 million, or 14.8%, to $1.4 billion at June 30, 2016 from $1.2 billion at December 31, 2015. The increase was primarily the result of increases in interest-bearing demand deposit balances, certificate of deposit balances, noninterest-bearing demand deposit balances, and money market and savings balances. We will continue to focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction.  We are also in the midst of an aggressive expansion and relocation plan which we refer to as "The Power of Red is Back."  Over the last two and a half years we have opened seven new store locations and have several more in various stages of construction and development.  This strategy has also allowed us to nearly eliminate our dependence upon the more volatile sources of funding found in brokered and public fund certificates of deposit.

Short-term Borrowings

As of June 30, 2016, there were no short-term borrowings from FHLB compared to $47.0 at December 31, 2015. The decrease in borrowings was the result of a temporary outflow of deposits at year end which returned in the early part of 2016.

Shareholders' Equity

Total shareholders' equity increased $5.2 million to $118.6 million at June 30, 2016 compared to $113.4 million at December 31, 2015. The increase was primarily due to the reduction in accumulated other comprehensive losses associated with an increase in the market value of the investment securities portfolio and net income of $2.1 million recognized during the first six months of 2016.  The shift in market value of the securities portfolio resulting in accumulated other comprehensive losses of $657,000 at June 30, 2016 compared to accumulated other comprehensive losses of $3.2 million at December 31, 2015 was primarily driven by a decrease in market interest rates which drove an increase in value of the securities held in our portfolio.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The Company reported net income of $1.0 million, or $0.03 per share, for the three months ended June 30, 2016, compared to net income of $533,000, or $0.01 per share, for the three months ended June 30, 2015. The increase in net income was primarily driven by a combined increase in net interest income and non-interest income of 26% which outpaced the 17% increase in non-interest expenses primarily required to support the growth and expansion strategy.

Net interest income for the three month period ended June 30, 2016 was $11.6 million compared to $9.6 million for the three months ended June 30, 2015.  Interest income increased $2.3 million, or 21.2%, to $13.2 million for the three months ended June 30, 2016 compared to $10.9 million for the three months ended June 30, 2015. This increase was primarily due to a $109.1 million increase in average loan balances and a $194.9 million increase in average investment securities balances.  Interest expense increased $322,000, or 25.0%, to $1.6 million for the three months ended June 30, 2016 compared to $1.3 million for the three months ended June 30, 2015. This increase was primarily due to a $235.8 million increase in average interest bearing deposits outstanding.

We recorded a provision for loan losses in the amount of $650,000 for the three months ended June 30, 2016 primarily due to an increase in the allowance required for loans individually evaluated for impairment. For the three months ended June 30, 2015, no provision for loan losses was recorded due to a decrease in the allowance required for loans collectively evaluated for impairment driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.

Non-interest income increased by $1.0 million to $3.0 million during the three months ended June 30, 2016 compared to $2.0 million during the three months ended June 30, 2015.  The increase during the three months ended June 30, 2016 was primarily due to an increase of $527,000 in gains on the sale of SBA loans, an increase of $349,000 in gains on the sale of investment securities and an increase of $256,000 in service fees on deposit accounts which were partially offset by a decrease of $128,000 in loan advisory and servicing fees.

Non-interest expenses increased $1.9 million to $13.0 million during the three months ended June 30, 2016 compared to $11.1 million during the three months ended June 30, 2015. This increase was primarily driven by higher salaries, employee benefits, occupancy and equipment expenses associated with the addition of new stores related to the Company's expansion strategy over the last twelve months.

Return on average assets and average equity from continuing operations was 0.27% and 3.51%, respectively, during the three months ended June 30, 2016 compared to 0.17% and 1.88%, respectively, for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The Company reported net income of $2.1 million, or $0.05 per diluted share, for the six months ended June 30, 2016 compared to net income of $1.1 million, or $0.03 per share, for the six months ended June 30, 2015. The increase in net income was primarily driven by a combined increase in net interest income and non-interest income of 27% which outpaced the 17% increase in non-interest expenses primarily required to support the growth and expansion strategy.

Net interest income for the six months ended June 30, 2016 increased $3.8 million to $22.9 million as compared to $19.1 million for the six months ended June 30, 2015.  Interest income increased $4.3 million, or 19.9%, due to increases in average loan balances and average investment securities balances. Interest expense increased $499,000, or 19.3%, to $3.1 million for the six months ended June 30, 2016 compared to $2.6 million for the six months ended June 30, 2015. This increase was primarily due to an increase in average interest bearing deposits outstanding.

The Company recorded a provision for loan losses of $950,000 for the six months ended June 30, 2016 primarily due to an increase in the allowance required for loans individually evaluated for impairment. For the six months ended June 30, 2015, no provision for loan losses was recorded due to a decrease in the allowance required for loans collectively evaluated for impairment driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.

Non-interest income increased $1.8 million to $5.4 million during the six months ended June 30, 2016 as compared to $3.6 million during the six months ended June 30, 2015. The increase is primarily due to increases in gains recognized on the sale of SBA loans, gains on the sale of investment securities and increases in service fees on deposit accounts.

Non-interest expenses increased $3.7 million to $25.3 million during the six months ended June 30, 2016 as compared to $21.6 million during the six months ended June 30, 2015. This increase was primarily driven by higher salaries, employee benefits, occupancy and equipment expenses associated with the addition of new stores related to the Company's expansion strategy.

Return on average assets and average equity from continuing operations were 0.28% and 3.64%, respectively, during the six months ended June 30, 2016 compared to 0.17% and 1.89%, respectively, for the six months ended June 30, 2015.

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

Average Balances and Net Interest Income

	For the three months ended June 30, 2016			For the three months ended June 30, 2015
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$72,517	$87	0.48%	$125,839	$86	0.27%
Investment securities and restricted stock	460,161	2,895	2.52%	265,268	1,617	2.44%
Loans receivable	921,274	10,445	4.56%	812,155	9,339	4.61%
Total interest-earning assets	1,453,952	13,427	3.71%	1,203,262	11,042	3.68%
Other assets	93,555			67,724
Total assets	$1,547,507			$1,270,986

Interest-earning liabilities:
Demand – non-interest bearing	$266,996			$229,468
Demand – interest bearing	481,994	503	0.42%	333,075	341	0.41%
Money market & savings	574,207	637	0.45%	491,644	501	0.41%
Time deposits	77,856	183	0.95%	73,497	170	0.93%
Total deposits	1,401,053	1,323	0.38%	1,127,684	1,012	0.36%
Total interest-bearing deposits	1,134,057	1,323	0.47%	898,216	1,012	0.45%
Other borrowings	22,476	289	5.17%	22,476	278	4.96%
Total interest-bearing liabilities	1,156,533	1,612	0.56%	920,692	1,290	0.56%
Total deposits and other borrowings	1,423,529	1,612	0.46%	1,150,160	1,290	0.45%
Non interest-bearing other liabilities	6,871			7,123
Shareholders' equity	117,107			113,703
Total liabilities and shareholders' equity	$1,547,507			$1,270,986
Net interest income (2)		$11,815			$9,752
Net interest spread			3.15%			3.12%
Net interest margin (2)			3.27%			3.25%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $218 and $143 for the three months ended June 30, 2016 and 2015, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Average Balances and Net Interest Income

	For the six months ended June 30, 2016			For the six months ended June 30, 2015
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$59,813	$150	0.50%	$128,116	$163	0.26%
Investment securities and restricted stock	448,837	5,757	2.57%	260,034	3,291	2.53%
Loans receivable	904,387	20,491	4.56%	797,846	18,484	4.67%
Total interest-earning assets	1,413,037	26,398	3.76%	1,185,996	21,938	3.73%
Other assets	90,620			64,865
Total assets	$1,503,657			$1,250,861

Interest-earning liabilities:
Demand – non-interest bearing	$264,403			$228,096
Demand – interest bearing	447,276	918	0.41%	314,455	631	0.40%
Money market & savings	566,833	1,246	0.44%	490,717	1,054	0.43%
Time deposits	71,635	324	0.91%	74,486	345	0.93%
Total deposits	1,350,147	2,488	0.37%	1,107,754	2,030	0.37%
Total interest-bearing deposits	1,085,744	2,488	0.46%	879,658	2,030	0.47%
Other borrowings	29,952	595	3.99%	22,496	554	4.97%
Total interest-bearing liabilities	1,115,696	3,083	0.56%	902,154	2,584	0.58%
Total deposits and other borrowings	1,380,099	3,083	0.45%	1,130,250	2,584	0.46%
Non interest-bearing other liabilities	7,211			7,184
Shareholders' equity	116,347			113,427
Total liabilities and shareholders' equity	$1,503,657			$1,250,861
Net interest income (2)		$23,315			$19,354
Net interest spread			3.20%			3.15%
Net interest margin (2)			3.32%			3.29%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $427 and $278 for the six months ended June 30, 2015 and 2014, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

	For the three months ended June 30, 2016 vs. 2015			For the six months ended June 30, 2016 vs. 2015
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$(60)	$61	$1	$(171)	$158	$(13)
Securities	1,226	52	1,278	2,422	44	2,466
Loans	1,228	(122)	1,106	2,396	(389)	2,007
Total interest-earning assets	2,394	(9)	2,385	4,647	(187)	4,460

Interest expense:
Deposits
Interest-bearing demand deposits	155	7	162	272	15	287
Money market and savings	92	44	136	168	24	192
Time deposits	8	5	13	(13)	(8)	(21)
Total deposit interest expense	255	56	311	427	31	458
Other borrowings	-	11	11	22	19	41
Total interest expense	255	67	322	449	50	499
Net interest income	$2,139	$(76)	$2,063	$4,198	$(237)	$3,961

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, for the second quarter of 2016 increased $2.1 million, or 21%, over the same period in 2015.  Interest income, on a fully tax equivalent basis, on interest-earning assets totaled $13.4 million and $11.0 million for the second quarters of 2016 and 2015, respectively. The increase in interest income was the result of a $109.1 million increase in average loans receivable and a $194.9 million increase in average investment securities for the three months ended June 30, 2016 as compared to June 30, 2015. Total interest expense for the second quarter of 2016 increased by $322,000, or 25%, to $1.6 million from $1.3 million over the same period in 2015. Interest expense on deposits for the second quarter of 2016 increased by $311,000, or 31%, over the same period in 2015.

Net interest income, on a fully tax-equivalent basis, for the first six months of 2016 increased $4.0 million, or 21%, over the same period in 2015.  Interest income, on a fully tax equivalent basis, on interest-earning assets totaled $26.4 million and $21.9 million for the first six months of 2016 and 2015, respectively. The increase in interest income was the result of a $188.8 million increase in average investment securities and $106.5 million increase in average loans receivable partially offset by an 11 basis point decrease in loan yields for the first six months ended June 30, 2016 as compared to June 30, 2015. Total interest expense for the first six months of 2016 increased by $499,000, or 19%, to $3.1 million from $2.6 million over the same period in 2015. Interest expense on deposits for the first six months of 2016 increased by $458,000, or 23%, over the same period in 2015.

     Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.15% during the second quarter of 2016 compared to 3.12% during the same period in 2015 and was 3.20% during the first six months of 2016 compared to 3.15% during the same period in 2015. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin increased to 3.27% for the second quarter of 2016 from 3.25% for the second quarter of 2015.  For the first six months of 2016 and 2015, the fully tax-equivalent net interest margin was 3.32% and 3.29%, respectively.  The net interest margin for the both the 3 and 6 month periods ending June 30, 2016 increased primarily as a result of a decrease in the average balance related to low yield federal funds sold and other interest earning assets.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The Company recorded a $650,000 provision for the three month period ended June 30, 2016 and $950,000 for the six month period ended June 30, 2016.  The Company did not record a provision for loan losses for the three and six month periods ended June 30, 2015. During the three and six month periods ended June 30, 2016, there was an increase in the allowance for loans individually evaluated for impairment primarily as a result of a single loan relationship that moved to non-accrual status during the second quarter of 2016. During the three and six month period ended June 30, 2015, a decrease in the allowance required for loans collectively evaluated for impairment was driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.

 Nonperforming assets at June 30, 2016 totaled $30.8 million, or 1.95%, of total assets, up $6.9 million, or 29%, from $23.9 million, or 1.66%, of total assets at December 31, 2015 and up $1.4 million, or 5%, from $29.4 million, or 2.31%, of total assets at June 30, 2015, due primarily to one loan relationship in the amount of $7.3 million which moved from 60 to 89 days past due at December 31, 2015 to non-accrual at June 30, 2016.

Non‑Interest Income

Total non-interest income increased $1.0 million, or 50%, to $3.0 million for the three months ended June 30, 2016, compared to $2.0 million for the three months ended June 30, 2015.  Gains on the sale of SBA loans were $1.7 million during the three months ended June 30, 2016 compared to $1.2 million in the same period of 2015. The increase of $527,000 in gains on the sale of SBA loans was driven by an increase in the number of SBA loans originated and sold during the second quarter of 2016.  The Company recognized gains of $358,000 on sales of investment securities during the three months ended June 30, 2016 compared to gains of $9,000 on sales of investment securities in the same period of 2015.  Service charges, fees and other operating income, comprised primarily of servicing fees on SBA loans and deposit and loan service charges totaled $928,000 for the second quarter of 2016, an increase of $137,000, compared to the second quarter of 2015.

Total non-interest income increased $1.8 million, or 51%, to $5.4 million for the six months ended June 30, 2016, compared to $3.6 million for the six months ended June 30, 2015. Gains on the sale of SBA loans were $2.6 million during the first six months of 2016 compared to $1.8 million in the same period of 2015 as a result of an increase in originations of SBA loans. The Company recognized gains of $654,000 on sales of investment securities during the first six months of 2016 compared to gains of $9,000 on sales of investment securities in the first six months of 2015.  Service charges, fees and other operating income totaled $2.2 million for the first six months of 2016, an increase of $419,000, compared to the first six months of 2015 driven by an increase in customer deposit accounts and transaction volume.

Non‑Interest Expenses

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Noninterest expenses increased by $1.9 million, or 17%, for the second quarter of 2016 compared to the same period in 2015. A detailed comparison of noninterest expenses for certain categories for the three months ended June 30, 2016 and June 30, 2015 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $836,000, or 15%, for the second quarter of 2016 compared to the second quarter of 2015 driven primarily by annual merit increases along with increased staffing levels related to the Company's growth strategy of adding and relocating stores.

Occupancy expenses increased by $228,000, or 19%, and depreciation and amortization expense increased by $64,000, or 9%, for the second quarter of 2016 compared to the second quarter of 2015 also as a result of the Company's continuing growth and relocation strategy. Two new stores were opened during the second quarter of 2016.

Other real estate owned expenses totaled $323,000 during the second quarter of 2016, a decrease of $48,000, or 13%, from the same quarter in 2015. This decrease was a result of lower writedowns on foreclosed properties in the current period.

All other noninterest expenses increased $784,000, or 26%, compared to the same quarter in 2015.  This increase was mainly attributable to data processing expense, professional fees, advertising expense, regulatory assessment, transaction fees, and other expenses resulting from our growth strategy. Fraud losses associated with debit cards have increased as a result of the significant increase in the number of customer accounts.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

For the first six months of 2016, noninterest expenses increased by $3.7 million or 17%, compared to the first six months of 2015. A detail of noninterest expenses for certain categories is presented in the following paragraphs.

Salary expenses and employee benefits for the first six months of 2016 were $12.6 million, an increase of $1.7 million, or 15%, compared to the first six months of 2015 primarily driven by annual merit increases along with increased staffing levels related to the Company's growth strategy of adding and relocating stores.  There were eighteen stores open as of June 30, 2016 compared to fifteen stores open at June 30, 2015.

Occupancy expenses increased by $468,000, or 20%, and depreciation and amortization expense increased by $310,000, or 21%, for the first six months of 2016 compared to the first six months of 2015 also as a result of the Company's continuing growth and relocation strategy.

Other real estate owned expenses totaled $908,000 for the first six months of 2016, an increase of $160,000, or 21%, from the first six months of 2015 primarily as a result of higher costs to carry foreclosed properties in the current period.

All other noninterest expenses increased $1.1 million, or 18%, compared to the same quarter in 2015.  This increase was mainly attributable to data processing expense, professional fees, transaction fees, regulatory assessment, advertising expense, and other expenses resulting from our growth strategy. Fraud losses associated with debit cards have increased as a result of the significant increase in the number of customer accounts.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expense. For the three months ended June 30, 2016, this ratio equaled 2.58% compared to 2.87% for the three months ended June 30, 2015. For the six month period ended June 30, 2016, the ratio equaled 2.66% compared to 2.91% for the six month period ended June 30, 2015, respectively, reflecting higher average balances related to the Company's growth strategy of adding and relocating stores.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. For the three months ended June 30, 2016, the operating efficiency ratio was 88.6% compared to 95.5% for the three months ended June 30, 2015. The decrease in the operating efficiency ratio relates to a 26% increase in total net interest income plus noninterest income. The efficiency ratio was 89.3% for the six month period ended June 30, 2016, compared to 95.4% for the six month period ended June 30, 2015. The decrease for the six months ended June 30, 2016 versus June 30, 2015 was due to a 25% increase in total revenue.

Provision (Benefit) for Income Taxes

We recorded a benefit for income taxes of $12,000 for the three months ended June 30, 2016, compared to a $5,000 benefit for the three months ended June 30, 2015.  For the six months ended June 30, 2016, the Company recorded a benefit for income taxes of $37,000 compared to a benefit of $7,000 for the six months ended June 30, 2015.  The $37,000 benefit recorded during the first six months of 2016 was the net result of a tax provision in the amount of $483,000 calculated on the net profit generated during the period using the Company's normal estimated tax rate, offset by an adjustment to the deferred tax asset valuation allowance in the amount of $520,000.  The effective tax rates for the three-month periods ended June 30, 2016 and 2015 were 23% and 19%, respectively, and for the six month periods ended June 30, 2016 and 2015 were 23% and 20%, respectively, excluding an adjustment to the deferred tax asset valuation allowance.

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

When calculating an estimate for a valuation allowance, we assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in ASC 740. We did not use projections of future taxable income, exclusive of reversing temporary differences and carryforwards, as a factor in the analysis.  We will exclude future taxable income as a factor until we can show increasing and sustainable profitability.  Based on the analysis of available positive and negative evidence, we determined that a valuation allowance should be recorded as of June 30, 2016 and December 31, 2015.

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

The net deferred tax asset balance before consideration of a valuation allowance was $18.4 million as of June 30, 2016 and $20.2 million as of December 31, 2015.  After assessment of all available tax planning strategies, the Company determined that a partial valuation allowance in the amount of $13.2 million as of June 30, 2016 and $13.7 million as of December 31, 2015 should be recorded.

The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.  When the determination is made to include projections of future taxable income as a factor in recovering the deferred tax asset, the valuation allowance will be reduced accordingly resulting in a corresponding increase in net income.

Net Income and Net Income per Common Share

Net income for the second quarter of 2016 was $1.0 million, an increase of $490,000, compared to $533,000 recorded for the second quarter of 2015.

Net income for the first six months of 2016 was $2.1 million, an increase of $1.0 million, compared to $1.1 million recorded in the first six months of 2015. The higher net income in 2016 was due to a $3.8 million increase in net interest income and an increase of $1.8 million in noninterest income, partially offset by a $3.7 million increase in noninterest expenses and an increase of $950,000 in the provision for loan losses.

For the three month period ended June 30, 2016, basic and fully-diluted net income per common share was $0.03 compared to $0.01 for the three month period ended June 30, 2015. For the six months ended June 30, 2016, basic net income per common share was $0.06 compared to $0.03 for the six months ended June 30, 2015 and fully-diluted net income per common share was $0.05 compared to $0.03 for the six months ended June 30, 2015.

Return on Average Assets and Average Equity

       Return on average assets (ROA) measures our net income in relation to our total average assets. Our annualized ROA for the second quarter of 2016 was 0.27%, compared to 0.17% for the second quarter of 2015. The ROA for the first six months in 2016 and 2015 was 0.28% and 0.17%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 3.51% for the second quarter of 2016, compared to 1.88% for the second quarter of 2015. The ROE for the first six months of 2016 was 3.64%, compared to 1.89% for the first six months of 2015.

Commitments, Contingencies and Concentrations

Financial instruments, whose contract amounts represent potential credit risk, were commitments to extend credit of approximately $187.2 million and $165.1 million, and standby letters of credit of approximately $6.6 million and $5.2 million, at June 30, 2016 and December 31, 2015, respectively. These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $187.2 million of commitments to extend credit at June 30, 2016 were committed as variable rate credit facilities.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party.  The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments.  The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guidelines. The current amount of liability as of June 30, 2016 and December 31, 2015 for guarantees under standby letters of credit issued is not material.

Regulatory Matters

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies' capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implemented higher minimum capital requirements, added a new common equity tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  The new minimum capital to risk-adjusted assets requirements were a common equity tier 1 capital ratio of 4.5% (6.5% to be considered "well capitalized") and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered "well capitalized"); the total capital ratio remained at 8.0% under the new rules (10.0% to be considered "well capitalized").  Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. The Company believes that, as of June 30, 2016, all capital adequacy requirements are met under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

The following table presents the capital regulatory ratios for both Republic and the Company as of June 30, 2016, and December 31, 2015 (dollars in thousands):

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2016:

Total risk based capital
Republic	$140,201	12.11%	$92,633	8.00%	$99,870	8.625%	$115,791	10.00%
Company	146,717	12.62%	93,019	8.00%	100,286	8.625%	-	-%
Tier one risk based capital
Republic	131,440	11.35%	69,474	6.00%	76,711	6.625%	92,633	8.00%
Company	137,956	11.86%	69,764	6.00%	77,032	6.625%	-	-%
CET 1 risk based capital
Republic	131,440	11.35%	52,106	4.50%	59,343	5.125%	75,264	6.50%
Company	116,156	9.99%	52,323	4.50%	59,590	5.125%	-	-%
Tier one leveraged capital
Republic	131,440	8.54%	61,562	4.00%	61,562	4.00%	76,952	5.00%
Company	137,956	8.93%	61,777	4.00%	61,777	4.00%	-	-%

At December 31, 2015:

Total risk based capital
Republic	$138,566	12.65%	$87,617	8.00%	$-	-%	$109,521	10.00%
Company	145,089	13.19%	87,976	8.00%	-	-%	-	-%
Tier one risk based capital
Republic	129,863	11.86%	65,712	6.00%	-	-%	87,617	8.00%
Company	136,386	12.40%	65,982	6.00%	-	-%	-	-%
CET 1 risk based capital
Republic	129,863	11.86%	49,284	4.50%	-	-%	71,189	6.50%
Company	114,586	10.42%	49,487	4.50%	-	-%	-	-%
Tier one leveraged capital
Republic	129,863	9.22%	56,328	4.00%	-	-%	70,410	5.00%
Company	136,386	9.65%	56,531	4.00%	-	-%	-	-%

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $111.8 million at June 30, 2016, compared to $27.1 million at December 31, 2015. Loan maturities and repayments are another source of asset liquidity. At June 30, 2016, Republic estimated that more than $45.0 million of loans would mature or repay in the six-month period ending December 31, 2016. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At June 30, 2016, we had outstanding commitments (including unused lines of credit and letters of credit) of $193.8 million. Certificates of deposit scheduled to mature in one year totaled $49.9 million at June 30, 2016. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh.  Our maximum borrowing capacity with the FHLB was $422.2 million at June 30, 2016. At June 30, 2016 and December 31, 2015, we had no outstanding term borrowings with the FHLB. At June 30, 2016, we had no short-term borrowings with FHLB. As of December 31, 2015, we had outstanding borrowings with the FHLB of $47.0 million. As of June 30, 2016, FHLB had issued letters of credit, on Republic's behalf, totaling $75.1 million against our available credit line. We also established a contingency line of credit of $10.0 million with ACBB to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit at both June 30, 2016 and December 31, 2015.

Investment Securities Portfolio

At June 30, 2016, we identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of our asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of our asset/liability management.  Our investment securities classified as available-for-sale consist primarily of CMOs, MBSs, municipal securities, corporate bonds, ABSs, and CDOs.  Available-for-sale securities totaled $253.3 million and $284.8 million as of June 30, 2016 and December 31, 2015, respectively.  At June 30, 2016, the portfolio had a net unrealized loss of $178,000 and a net unrealized loss of $4.0 million at December 31, 2015.

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic's commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic's legal lending limit of approximately $20.6 million at June 30, 2016. Individual customers may have several loans often secured by different collateral.

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

The following table shows information concerning loan delinquency and non‑performing assets as of the dates indicated (dollars in thousands):

	June 30, 2016	December 31, 2015
Loans accruing, but past due 90 days or more	$-	$-
Non-accrual loans	18,842	12,622
Total non-performing loans	18,842	12,622
Other real estate owned	11,974	11,313
Total non-performing assets	$30,816	$23,935
Non-performing loans as a percentage of total loans, net of unearned income(1)	2.03%	1.44%
Non-performing assets as a percentage of total assets	1.95%	1.66%

(1)
Non-performing loans are comprised of (i) loans that are on non-accrual basis and (ii) accruing loans that are 90 days or more past due. Non-performing assets are composed of non-performing loans and other real estate owned.

Non-performing asset balances increased by $6.9 million to $30.8 million as of June 30, 2016 from $23.9 million at December 31, 2015.  Non-accrual loans increased $6.2 million to $18.8 million at June 30, 2016, from $12.6 million at December 31, 2015, due primarily to one loan relationship in the amount of $7.3 million which moved from 60 to 89 days past due at December 31, 2015 to non-accrual at June 30, 2016. In addition to non-accrual loans, impaired loans also include loans that are currently performing but potential credit concerns with the borrowers' financial condition have caused management to have doubts as to the ability of such borrowers to continue to comply with present repayment terms. At June 30, 2016 and December 31, 2015, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

The following table presents our 30 to 89 days past due loans at June 30, 2016 and December 31, 2015.

(dollars in thousands)	June 30,	December 31,
	2016	2015
30 to 59 days past due	$-	$2,878
60 to 89 days past due	1,108	9,315
Total loans 30 to 89 days past due	$1,108	$12,193

Other Real Estate Owned

The balance of other real estate owned increased to $12.0 million at June 30, 2016 from $11.3 million at December 31, 2015.  The following table presents a reconciliation of other real estate owned for the six months ended June 30, 2016 and the year ended December 31, 2015:

(dollars in thousands)	June 30, 2016	December 31, 2015
Beginning Balance, January 1st	$11,313	$3,715
Additions	866	11,459
Valuation adjustments	(129)	(3,069)
Dispositions	(76)	(792)
Ending Balance	$11,974	$11,313

At June 30, 2016, we had no credit exposure to "highly leveraged transactions" as defined by the FDIC.

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

An analysis of the allowance for loan losses for the six months ended June 30, 2016 and 2015, and the twelve months ended December 31, 2015 is as follows:

(dollars in thousands)	For the six months ended June 30, 2016	For the twelve months ended December 31, 2015	For the six months ended June 30, 2015

Balance at beginning of period	$8,703	$11,536	$11,536
Charge‑offs:
Commercial real estate	-	2,624	2,623
Construction and land development	-	260	222
Commercial and industrial	18	408	325
Owner occupied real estate	954	133	55
Consumer and other	-	-	-
Residential Mortgage	-	-	-
Total charge‑offs	972	3,425	3,225
Recoveries:
Commercial real estate	6	4	4
Construction and land development	-	5	5
Commercial and industrial	74	49	46
Owner occupied real estate	-	-	-
Consumer and other	-	34	32
Residential Mortgage	-	-	-
Total recoveries	80	92	87
Net charge‑offs	892	3,333	3,138
Provision for loan losses	950	500	-
Balance at end of period	$8,761	8,703	$8,398

Average loans outstanding(1)	$904,387	$820,820	$797,846
As a percent of average loans:(1)
Net charge‑offs (annualized)	0.20%	0.41%	0.79%
Provision for loan losses (annualized)	0.21%	0.06%	-%
Allowance for loan losses	0.97%	1.06%	1.05%
Allowance for loan losses to:
Total loans, net of unearned income	0.94%	0.99%	1.02%
Total non‑performing loans	46.50%	68.95%	51.73%
(1)	Includes non-accruing loans.

We recorded a provision for loan losses of $650,000 for the three month period ended June 30, 2016 and $950,000 for the six month period ended June 30, 2016. We did not record a provision for loan losses for the three and six months ended June 30, 2015.  During the first six months of 2016, there was an increase in the allowance for loans individually evaluated for impairment primarily driven by a single loan relationship that transferred to non-performing status during the second quarter of 2016. A decrease in the appraised value of the collateral supporting this loan relationship drove the need for an increase in the loan loss provision. During the six months of 2015, there was a decrease in the allowance required for loans collectively evaluated for impairment driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 46.50% at June 30, 2016, compared to 68.95% at December 31, 2015 and 51.73% at June 30, 2015. Total non-performing loans were $18.8 million, $12.6 million and $16.2 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively.  The increase in non-performing loans in 2016 was primarily driven by one loan relationship in the amount of $7.3 million that was transferred to non-performing loans from 60 to 89 past due during the current period.

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

Serious delinquency is often the first indicator of a potential charge-off. Reductions in appraised collateral values and deteriorating financial condition of borrowers and guarantors are factors considered when evaluating potential charge-offs. The likelihood of possible recoveries or improvements in a borrower's financial condition are also assessed when considering a charge-off.  We recorded net charge-offs of $892,000 during the six month period ended June 30, 2016, compared to net charge-offs of $3.1 million during the six month period ended June 30, 2015. The decrease in charge-offs in 2016 was primarily due to a single loan relationship which transferred to other real estate owned during the second quarter of 2015 resulting in a significant charge-off in that period. The provision for loan losses associated with this loan was recorded in a prior period.

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $2.3 million at June 30, 2016 compared to $3.4 million at December 31, 2015.

The following table provides additional analysis of partially charged-off loans.

(dollars in thousands)	June 30, 2016	December 31, 2015
Total nonperforming loans	$18,842	$12,622
Nonperforming and impaired loans with partial charge-offs	2,317	3,431

Ratio of nonperforming loans with partial charge-offs to total loans	0.25%	0.39%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	12.30%	27.18%
Coverage ratio net of nonperforming loans with partial charge-offs	378.12%	253.66%

The Company's charge-off policy is reviewed on an annual basis and updated as necessary.  During the six month period ended June 30, 2016, there were no changes made to this policy.

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company's internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2016 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended June 30, 2016.

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company's business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and Form 10-Q for the quarter ended March 31, 2016.  The risk factors in the Company's Annual Report on Form 10-K have not materially changed. You should carefully consider these risk factors. The risks described in the Company's Form 10-K and Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii)  Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (v) Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: August 8, 2016	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer (principal executive officer)

Date: August 8, 2016	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)