Form 10-Q
period 2016-11-04
REPUBLIC FIRST BANCORP INC
filed 2016-11-07
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[ X ]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended September 30, 2016.
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
YES [  ]    NO   [X]
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	37,917,378
Title of Class	Number of Shares Outstanding as of November 4, 2016

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2016 and December 31, 2015
(Dollars in thousands, except per share data)
(unaudited)
	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$23,061	$13,777
Interest bearing deposits with banks	126,980	13,362
Cash and cash equivalents	150,041	27,139

Investment securities available for sale, at fair value	299,385	284,795
Investment securities held to maturity, at amortized cost (fair value of $223,247 and $171,845, respectively)	220,470	172,277
Restricted stock, at cost	1,366	3,059
Loans held for sale	29,715	3,653
Loans receivable (net of allowance for loan losses of $9,453 and $8,703, respectively)	936,088	866,066
Premises and equipment, net	55,573	46,164
Other real estate owned, net	10,271	11,313
Accrued interest receivable	4,588	4,216
Goodwill	4,892	-
Intangible asset	87	-
Other assets	21,986	20,761
Total Assets	$1,734,462	$1,439,443

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$302,372	$243,695
Demand – interest bearing	587,197	381,499
Money market and savings	583,536	556,526
Time deposits	109,127	67,578
Total Deposits	1,582,232	1,249,298
Short-term borrowings	-	47,000
Accrued interest payable	339	245
Other liabilities	9,763	7,049
Subordinated debt	22,476	22,476
Total Liabilities	1,614,810	1,326,068

Shareholders' Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 38,446,223 as of September 30, 2016 and 38,365,848 as of December 31, 2015; shares outstanding 37,917,378 as of September 30, 2016 and 37,837,003 as of December 31, 2015	384	384
Additional paid in capital	153,887	152,897
Accumulated deficit	(29,385)	(32,833)
Treasury stock at cost (503,408 shares as of September 30, 2016 and December 31, 2015)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of September 30, 2016 and December 31, 2015)	(183)	(183)
Accumulated other comprehensive loss	(1,326)	(3,165)
Total Shareholders' Equity	119,652	113,375
Total Liabilities and Shareholders' Equity	$1,734,462	$1,439,443

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2016 and 2015
(Dollars in thousands, except per share data)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on taxable loans	$10,446	$9,518	$30,259	$27,611
Interest and fees on tax-exempt loans	261	130	702	384
Interest and dividends on taxable investment securities	2,591	1,509	7,805	4,396
Interest and dividends on tax-exempt investment securities	173	153	526	416
Interest on federal funds sold and other interest-earning assets	149	60	299	223
Total interest income	13,620	11,370	39,591	33,030
Interest expense:
Demand- interest bearing	553	378	1,471	1,009
Money market and savings	677	538	1,923	1,592
Time deposits	301	183	625	528
Other borrowings	303	279	898	833
Total interest expense	1,834	1,378	4,917	3,962
Net interest income	11,786	9,992	34,674	29,068
Provision for loan losses	607	-	1,557	-
Net interest income after provision for loan losses	11,179	9,992	33,117	29,068
Non-interest income:
Loan advisory and servicing fees	218	163	1,018	1,087
Gain on sales of loans	4,413	884	6,995	2,684
Service fees on deposit accounts	686	452	1,910	1,213
Gain on sale of investment securities	2	64	656	73
Other-than-temporary impairment	(12)	-	(39)	(13)
Portion recognized in other comprehensive income (before taxes)	10	-	32	10
Net impairment loss on investment securities	(2)	-	(7)	(3)
Other non-interest income	94	41	282	149
Total non-interest income	5,411	1,604	10,854	5,203
Non-interest expenses:
Salaries and employee benefits	7,731	5,730	20,334	16,667
Occupancy	1,535	1,240	4,387	3,624
Depreciation and amortization	1,051	671	2,816	2,126
Legal	158	52	312	631
Other real estate owned	702	425	1,610	1,173
Advertising	218	233	537	475
Data processing	669	408	1,711	1,133
Insurance	262	162	656	532
Professional fees	352	293	1,167	968
Regulatory assessments and costs	296	318	1,011	911
Taxes, other	243	169	495	594
Other operating expenses	2,065	1,323	5,556	3,811
Total non-interest expense	15,282	11,024	40,592	32,645
Income before benefit for income taxes	1,308	572	3,379	1,626
Benefit for income taxes	(32)	(10)	(69)	(17)
Net income	$1,340	$582	$3,448	$1,643
Net income per share:
Basic	$0.04	$0.02	$0.09	$0.04
Diluted	$0.03	$0.02	$0.09	$0.04

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2016 and 2015
(Dollars in thousands)
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$1,340	$582	$3,448	$1,643

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities (pre-tax $(1,082), $490, $3,386, and $(718), respectively)	(693)	314	2,170	(460)
Reclassification adjustment for securities gains (pre-tax $(2), $(64), $(656), and $(73), respectively)	(1)	(41)	(420)	(47)
Reclassification adjustment for impairment charge (pre- tax $2, $-, $7, and $3, respectively)	1	-	4	2
Net unrealized gains (losses) on securities	(693)	273	1,754	(505)
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity:
Amortization of net unrealized holding losses to income during the period (pre-tax $38, $25, $133, and $128, respectively)	24	16	85	82

Total other comprehensive income (loss)	(669)	289	1,839	(423)

Total comprehensive income	$671	$871	$5,287	$1,220

 (See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015
(Dollars in thousands)
(unaudited)
	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$3,448	$1,643
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,557	-
Write down of other real estate owned	521	298
Depreciation and amortization	2,816	2,126
Stock based compensation	562	441
Gain on sale of investment securities	(656)	(73)
Impairment charges on investment securities	7	3
Amortization of premiums on investment securities	1,172	635
Accretion of discounts on retained SBA loans	(1,057)	(754)
Fair value adjustments on SBA servicing assets	894	597
Proceeds from sales of SBA loans originated for sale	48,031	27,999
SBA loans originated for sale	(43,016)	(24,128)
Gains on sales of SBA loans originated for sale	(4,212)	(2,684)
Proceeds from sales of mortgage loans originated for sale	79,029	-
Mortgage loans originated for sale	(82,240)	-
Gains on sales of mortgage loans originated for sale	(2,783)	-
Amortization of intangible assets	17	-
Increase in accrued interest receivable and other assets	(704)	(3,302)
Decrease in accrued interest payable and other liabilities	(396)	(712)
Net cash provided by operating activities	2,990	2,089

Cash flows from investing activities
Purchase of investment securities available for sale	(117,812)	(57,807)
Purchase of investment securities held to maturity	(69,792)	(85,246)
Proceeds from the sale of securities available for sale	78,582	6,672
Proceeds from the paydowns, maturity, or call of securities available for sale	26,295	26,397
Proceeds from the paydowns, maturity, or call of securities held to maturity	21,106	12,768
Redemption (purchase) of restricted stock	1,693	(22)
Net increase in loans	(70,006)	(77,027)
Net proceeds from sale of other real estate owned	1,387	792
Net cash paid in acquisition	(5,913)	-
Premises and equipment expenditures	(12,122)	(12,190)
Net cash used in investing activities	(146,582)	(185,663)

Cash flows from financing activities
Net proceeds from exercise of stock options	226	1
Net increase in demand, money market and savings deposits	291,385	165,565
Net increase (decrease) in time deposits	41,549	(299)
Decrease in short-term borrowings	(66,666)	-
Net cash provided by financing activities	266,494	165,267

Net increase (decrease) in cash and cash equivalents	122,902	(18,307)
Cash and cash equivalents, beginning of year	27,139	128,826
Cash and cash equivalents, end of period	$150,041	$110,519

Supplemental disclosures
Interest paid	$5,011	$3,944
Income taxes paid	$90	$-
Non-cash transfers from loans to other real estate owned	$616	$11,148

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2016 and 2015
(Dollars in thousands)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

Balance January 1, 2016	$384	$152,897	$(32,833)	$(3,725)	$(183)	$(3,165)	$113,375

Net income			3,448				3,448
Other comprehensive income, net of tax						1,839	1,839
Stock based compensation		764					764
Options exercised (80,375 shares)		226					226

Balance September 30, 2016	$384	$153,887	$(29,385)	$(3,725)	$(183)	$(1,326)	$119,652

Balance January 1, 2015	$383	$152,234	$(35,266)	$(3,725)	$(183)	$(632)	$112,811

Net income			1,643				1,643
Other comprehensive loss, net of tax						(423)	(423)
Stock based compensation		441					441
Options exercised (500 shares)		1					1

Balance September 30, 2015	$383	$152,676	$(33,623)	$(3,725)	$(183)	$(1,055)	$114,473

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 1:  Basis of Presentation

Republic First Bancorp, Inc. (the "Company") is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. It is comprised of one wholly-owned subsidiary, Republic First Bank, which does business under the name of Republic Bank ("Republic"). Republic is a Pennsylvania state chartered bank that offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and store locations in Philadelphia, Montgomery, Delaware, Camden, Burlington, and Gloucester Counties. On July 26, 2016, Republic entered into a purchase agreement with the owners of Oak Mortgage Company LLC ("Oak Mortgage"), pursuant to which the owners agreed to sell to Republic all of the issued and outstanding limited liability company interests of Oak Mortgage. The transaction closed on July 28, 2016, and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. Oak Mortgage is headquartered in Marlton, NJ and is licensed to do business in Pennsylvania, Delaware, New Jersey, and Florida. The Company also has three unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of three separate issuances of trust preferred securities.

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission ("SEC") Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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

Mortgage Banking Activities and Mortgage Loans Held for Sale

Loans held for sale are originated and held until sold to permanent investors. On July 28, 2016, management elected to adopt the fair value option in accordance with FASB Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, and record loans held for sale at fair value.

Loans held for sale originated on or subsequent to the election of the fair value option, are recorded on the balance sheet at fair value. The fair value is determined on a recurring basis by utilizing quoted prices from dealers in such securities. Gains and losses on loan sales are recorded in non-interest income and direct loan origination costs are recognized when incurred and are included in non-interest expense in the statements of income.

 Interest Rate Lock Commitments

Mortgage loan commitments known as interest rate locks that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance FASB ASC 815, Derivatives and Hedging. Loan commitments that are derivatives are recognized at fair value on the balance sheet as other assets and as other liabilities with changes in their fair values recorded as a gain or loss in hedging instruments in non-interest income and non-interest expense in the statements of income. Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. Republic is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Republic uses best efforts commitments to substantially eliminate these risks. See Note 11 Derivatives and Risk Management Activities.

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

Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned, assessment of other than temporary impairment ("OTTI") of investment securities, fair value of financial instruments, (see "Note 7" below), the value of assets acquired and liabilities assumed in business combinations, and the realization of deferred income tax assets. Consideration is given to a variety of factors in establishing these estimates.

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

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan ("the 2005 Plan"), under which the Company granted options, restricted stock or stock appreciation rights to the Company's employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company's 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of September 30, 2016, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company's stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company's shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the "2014 Plan"), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company's employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At September 30, 2016, the maximum number of shares of common shares issuable under the 2014 Plan was 4.0 million. During the nine months ended September 30, 2016, 653,250 options were granted under the 2014 Plan with a weighted average grant date fair value of $1,174,320.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant. A summary of the assumptions used in the Black-Scholes option pricing model for 2016 and 2015 are as follows:

	2016	2015
Dividend yield(1)	0.0%	0.0%
Expected volatility(2)	46.38% to 52.54%	53.78% to 56.00%
Risk-free interest rate(3)	1.23% to 1.82%	1.49% to 2.00%
Expected life(4)	5.5 to 7.0 years	5.5 to 7.0 years
Assumed forfeiture rate	10.0%	19.0%

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

During the nine months ended September 30, 2016 and 2015, 487,550 options and 349,062 options vested, respectively.  Expense is recognized ratably over the period required to vest.  At September 30, 2016, the intrinsic value of the 2,480,550 options outstanding was $1,652,149, while the intrinsic value of the 1,164,074 exercisable (vested) options was $1,081,116. During the nine months ended September 30, 2016, 80,375 options were exercised with cash received of $226,271 and 38,550 options were forfeited with a weighted average grant date fair value of $55,920.  During the nine months ended September 30, 2015, 500 options were exercised with cash received of $1,345 and 16,369 options were forfeited with a weighted average grant date fair value of $21,331.

Information regarding stock based compensation for the nine months ended September 30, 2016 and 2015 is set forth below:

	September 30, 2016	September 30, 2015
Stock based compensation expense recognized	$764,000	$441,000
Number of unvested stock options	1,316,476	1,185,151
Fair value of unvested stock options	$2,608,986	$1,908,205
Amount remaining to be recognized as expense	$1,284,071	$1,034,337

The remaining amount of $1,284,071 will be recognized as expense through February 2020.

Earnings per Share

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of dilutive stock options granted through the Company's stock option plans and convertible securities related to the trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to net income. For the three and nine months ended September 30, 2016 and 2015, the effect of CSEs (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculations.

The calculation of EPS for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (basic and diluted)	$1,340	$582	$3,448	$1,643

Weighted average shares outstanding	37,916	37,816	37,879	37,816
Net income per share – basic	$0.04	$0.02	$0.09	$0.04
Weighted average shares outstanding (including dilutive CSEs)	38,375	38,064	38,355	38,052
Net income per share – diluted	$0.03	$0.02	$0.09	$0.04

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Anti-dilutive securities

Share based compensation awards	2,022	1,735	2,005	1,747

Convertible securities	1,662	1,662	1,662	1,662

Total anti-dilutive securities	3,684	3,397	3,667	3,409

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

ASU 2016-15

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The ASU addresses classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance is effective on January 1, 2018, on a retrospective basis, with early adoption permitted. This new accounting guidance will result in some changes in classification in the Consolidated Statement of Cash Flows, which the Company does not expect will be significant, and will not have any impact on the consolidated financial statements.

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

Note 4: Segment Reporting

       The Company has one reportable segment: community banking. The community bank segment primarily encompasses the commercial loan and deposit activities of Republic, as well as residential mortgage and other consumer loan products in the area surrounding its stores.

Note 5: Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at September 30, 2016 and December 31, 2015 is as follows:

	At September 30, 2016
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$199,622	$1,414	$(640)	$200,396
Agency mortgage-backed securities	11,632	73	(19)	11,686
Municipal securities	23,383	1,067	(8)	24,442
Corporate bonds	46,737	32	(1,341)	45,428
Asset-backed securities	16,183	-	(466)	15,717
Trust preferred securities	3,063	-	(1,372)	1,691
Other securities	25	-	-	25
Total securities available for sale	$300,645	$2,586	$(3,846)	$299,385

U.S. Government agencies	$28,468	$310	$(58)	$28,720
Collateralized mortgage obligations	155,098	2,396	(219)	157,275
Agency mortgage-backed securities	35,884	348	-	36,232
Other securities	1,020	-	-	1,020
Total securities held to maturity	$220,470	$3,054	$(277)	$223,247

	At December 31, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$180,795	$523	$(3,173)	$178,145
Agency mortgage-backed securities	10,073	176	(78)	10,171
Municipal securities	22,814	562	(32)	23,344
Corporate bonds	54,294	135	(300)	54,129
Asset-backed securities	17,631	-	(626)	17,005
Trust preferred securities	3,070	-	(1,187)	1,883
Other securities	115	3	-	118
Total securities available for sale	$288,792	$1,399	$(5,396)	$284,795

U.S. Government agencies	$17,067	$39	$(72)	$17,034
Collateralized mortgage obligations	146,458	402	(780)	146,080
Agency mortgage-backed securities	7,732	-	(21)	7,711
Other securities	1,020	-	-	1,020
Total securities held to maturity	$172,277	$441	$(873)	$171,845

The following table presents investment securities by stated maturity at September 30, 2016. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these securities are classified separately with no specific maturity date.
	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$675	$677	$-	$-
After 1 year to 5 years	12,096	12,260	4,651	4,640
After 5 years to 10 years	53,126	51,671	24,837	25,100
After 10 years	23,494	22,695	-	-
Collateralized mortgage obligations	199,622	200,396	155,098	157,275
Agency mortgage-backed securities	11,632	11,686	35,884	36,232
Total	$300,645	$299,385	$220,470	$223,247

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

      The Company's investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities. There were no private label mortgage-backed securities ("MBS") or collateralized mortgage obligations ("CMO") held in the investment securities portfolio as of September 30, 2016 and December 31, 2015. There were also no MBS or CMO securities that were rated "Alt-A" or "sub-prime" as of those dates.

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

       Impairment charges (credit losses) on trust preferred securities for the three month period ended September 30, 2016 amounted to $2,000. No impairment charges were incurred on trust preferred securities during the three month period September 30, 2015. Impairment charges on trust preferred securities for the nine month period ended September 30, 2016 and 2015 amounted to $7,000 and $3,000, respectively.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held for the three and nine months ended September 30, 2016 and 2015 for which a portion of OTTI was recognized in other comprehensive income:
	Three Months Ended September 30,
(dollars in thousands)	2016	2015

Beginning Balance, July 1st	$935	$1,400
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	2	-
Reductions for securities paid off during the period	-	-
Reductions for securities sold during the period	-	(470)
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company
intends to sell the security	-	-
Ending Balance, September 30th	$937	$930

	Nine Months Ended September 30,
(dollars in thousands)	2016	2015

Beginning Balance, January 1st	$930	$3,966
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	7	3
Reductions for securities paid off during the period	-	-
Reductions for securities sold during the period	-	(3,039)
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company
intends to sell the security	-	-
Ending Balance, September 30th	$937	$930

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position in the available for sale and held to maturity section:

	At September 30, 2016
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$76,185	$573	$8,199	$67	$84,384	$640
Agency mortgage-backed securities	2,584	14	3,432	5	6,016	19
Municipal securities	486	8	-	-	486	8
Corporate bonds	28,859	1,142	10,796	199	39,655	1,341
Asset backed securities	-	-	15,717	466	15,717	466
Trust preferred securities	-	-	1,691	1,372	1,691	1,372
Total Available for Sale	$108,114	$1,737	$39,835	$2,109	$147,949	$3,846

	At September 30, 2016
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$7,067	$47	$3,621	$11	$10,688	$58
Collateralized mortgage obligations	26,469	219	-	-	26,469	219
Total Held to Maturity	$33,536	$266	$3,621	$11	$37,157	$277

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$116,161	$3,173	$-	$-	$116,161	$3,173
Agency mortgage-backed securities	2,389	14	5,502	64	7,891	78
Municipal securities	886	15	1,814	17	2,700	32
Corporate bonds	9,583	258	2,952	42	12,535	300
Asset backed securities	17,005	626	-	-	17,005	626
Trust preferred securities	-	-	1,883	1,187	1,883	1,187
Total Available for Sale	$146,024	$4,086	$12,151	$1,310	$158,175	$5,396

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$11,954	$72	$-	$-	$11,954	$72
Collateralized mortgage obligations	68,888	732	15,956	48	84,844	780
Agency mortgage-backed securities	7,711	21	-	-	7,711	21
Total Held to Maturity	$88,553	$825	$15,956	$48	$104,509	$873

       Unrealized losses on securities in the investment portfolio amounted to $4.1 million with a total fair value of $185.1 million as of September 30, 2016 compared to unrealized losses of $6.3 million with a total fair value of $262.7 million as of December 31, 2015. The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

       The Company held three U.S. Government agency securities, nineteen collateralized mortgage obligations and three agency mortgage-backed securities that were in an unrealized loss position at September 30, 2016. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of September 30, 2016.

All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody's or Standard & Poor's. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At September 30, 2016, one municipal security was in an unrealized loss position.

At September 30, 2016, the investment portfolio included two asset-backed securities that were in an unrealized loss position. The asset-backed securities held in the investment securities portfolio consist solely of Sallie Mae bonds, collateralized by student loans which are guaranteed by the U.S. Department of Education.  Management believes the unrealized losses on these securities were driven by changes in market interest rates and not a result of credit deterioration.  At September 30, 2016, the investment portfolio included six corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration.

The unrealized losses on the trust preferred securities are primarily the result of the secondary market for such securities becoming inactive and are also considered temporary at this time. The following table provides additional detail about the trust preferred securities held in the portfolio as of September 30, 2016.

(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2016 and beyond	Cumulative OTTI Life to Date
TPREF Funding II	Class B Notes	$725	$377	$(348)	C	19	37%	0.42%	$274
TPREF Funding III	Class B2 Notes	1,518	804	(714)	C	15	32	0.43	483
ALESCO Preferred Funding V	Class C1 Notes	820	510	(310)	C	42	14	0.41	180
Total		$3,063	$1,691	$(1,372)		76	27%		$937

There were no proceeds from the sale of investment securities during the three months ended September 30, 2016. Proceeds from the sale of investment securities during the nine months ended September 30, 2016 was $78.6 million. Gross gains of $680,000 and gross losses of $24,000 were realized on these sales. The tax provision applicable to the net gains for the nine months ended September 30, 2016 was $235,000.

Proceeds from the sale of investment securities during the three months ended September 30, 2015 were $2.6 million.  Gross gains of $206,000 and gross losses of $142,000 were realized on these sales.  The tax provision applicable to the net gains for the three months ended September 30, 2015 amounted to $23,000. Proceeds from the sale of investment securities during the nine months ended September 30, 2015 were $6.7 million. Gross gains of $361,000 and gross losses of $288,000 were realized on these sales. The tax provision applicable to the net gains for the nine months ended September 30, 2015 amounted to $26,000.

Note 6: Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company's gross loans by major categories as of September 30, 2016 and December 31, 2015:

(dollars in thousands)	September 30, 2016	December 31, 2015

Commercial real estate	$376,466	$349,726
Construction and land development	48,983	46,547
Commercial and industrial	186,126	181,850
Owner occupied real estate	268,435	246,398
Consumer and other	58,580	48,126
Residential mortgage	6,909	2,380
Total loans receivable	945,499	875,027
Deferred costs (fees)	42	(258)
Allowance for loan losses	(9,453)	(8,703)
Net loans receivable	$936,088	$866,066

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

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans, but also include internally classified accruing loans. The following table summarizes information with regard to impaired loans by loan portfolio class as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$12,305	$12,307	$-	$11,692	$11,730	$-
Construction and land development	-	-	-	117	2,208	-
Commercial and industrial	1,515	2,648	-	2,381	3,683	-
Owner occupied real estate	672	685	-	507	507	-
Consumer and other	1,092	1,400	-	800	1,084	-
Total	$15,584	$17,040	$-	$15,497	$19,212	$-

With an allowance recorded:
Commercial real estate	$7,165	$7,179	$1,290	$511	$511	$47
Construction and land development	56	2,050	56	-	-	-
Commercial and industrial	3,719	6,385	1,799	3,112	5,779	1,111
Owner occupied real estate	1,859	1,860	544	2,862	2,876	1,059
Consumer and other	292	293	71	147	147	21
Total	$13,091	$17,767	$3,760	$6,632	$9,313	$2,238

Total:
Commercial real estate	$19.470	$19,486	$1,290	$12,203	$12,241	$47
Construction and land development	56	2,050	56	117	2,208	-
Commercial and industrial	5,234	9,033	1,799	5,493	9,462	1,111
Owner occupied real estate	2,531	2,545	544	3,369	3,383	1,059
Consumer and other	1,384	1,693	71	947	1,231	21
Total	$28,675	$34,807	$3,760	$22,129	$28,525	$2,238

The following table presents additional information regarding the Company's impaired loans for the three months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,
	2016		2015
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$12,188	$65	$13,923	$73
Construction and land development	22	-	328	2
Commercial and industrial	1,611	9	2,459	16
Owner occupied real estate	665	3	589	1
Consumer and other	1,027	5	754	3
Total	$15,513	$82	$18,053	$95

With an allowance recorded:
Commercial real estate	$6,058	$19	$2,479	$3
Construction and land development	43	-	62	-
Commercial and industrial	3,607	18	3,776	12
Owner occupied real estate	1,977	9	3,293	27
Consumer and other	278	2	111	1
Total	$11,963	$48	$9,721	$43

Total:
Commercial real estate	$18,246	$84	$16,402	$76
Construction and land development	65	-	390	2
Commercial and industrial	5,218	27	6,235	28
Owner occupied real estate	2,642	12	3,882	28
Consumer and other	1,305	7	865	4
Total	$27,476	$130	$27,774	$138

The following table presents additional information regarding the Company's impaired loans for the nine months ended September 30, 2016 and September 30, 2015:

	Nine Months Ended September 30,
	2016		2015
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$11,954	$197	$13,073	$214
Construction and land development	72	-	228	3
Commercial and industrial	1,797	30	3,435	64
Owner occupied real estate	647	6	749	5
Consumer and other	901	11	656	7
Total	$15,371	$244	$18,141	$293

With an allowance recorded:
Commercial real estate	$3,844	$43	$6,803	$6
Construction and land development	15	-	112	-
Commercial and industrial	3,389	56	2,456	12
Owner occupied real estate	2,205	23	3,837	90
Consumer and other	252	7	37	1
Total	$9,705	$129	$13,245	$109

Total:
Commercial real estate	$15,798	$240	$19,876	$220
Construction and land development	87	-	340	3
Commercial and industrial	5,186	86	5,891	76
Owner occupied real estate	2,852	29	4,586	95
Consumer and other	1,153	18	693	8
Total	$25,076	$373	$31,386	$402

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three and nine months ended September 30, 2016 and 2015:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended September 30, 2016
Allowance for loan losses:

Beginning balance:	$3,293	$365	$3,136	$1,366	$324	$11	$266	$8,761
Charge-offs	-	(3)	-	-	-	-	-	(3)
Recoveries	-	-	88	-	-	-	-	88
Provisions (credits)	9	137	(79)	251	16	31	242	607
Ending balance	$3,302	$499	$3,145	$1,617	$340	$42	$508	$9,453

Three months ended September 30, 2015
Allowance for loan losses:

Beginning balance:	$2,707	$311	$2,823	$1,787	$251	$2	$517	$8,398
Charge-offs	-	-	-	(78)	-	-	-	(78)
Recoveries	-	-	2	-	1	-	-	3
Provisions (credits)	(79)	26	313	19	28	12	(319)	-
Ending balance	$2,628	$337	$3,138	$1,728	$280	$14	$198	$8,323

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Nine months ended September 30, 2016
Allowance for loan losses:

Beginning balance:	$2,393	$338	$2,932	$2,030	$295	$14	$701	$8,703
Charge-offs	-	(3)	(18)	(954)	-	-	-	(975)
Recoveries	6	-	162	-	-	-	-	168
Provisions (credits)	903	164	69	541	45	28	(193)	1,557
Ending balance	$3,302	$499	$3,145	$1,617	$340	$42	$508	$9,453

Nine months ended September 30, 2015
Allowance for loan losses:

Beginning Balance:	$6,828	$917	$1,579	$1,638	$234	$2	$338	$11,536
Charge-offs	(2,623)	(222)	(325)	(133)	-	-	-	(3,303)
Recoveries	4	5	48	-	33	-	-	90
Provisions (credits)	(1,581)	(363)	1,836	223	13	12	(140)	-
Ending balance	$2,628	$337	$3,138	$1,728	$280	$14	$198	$8,323

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of September 30, 2016 and December 31, 2015:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

September 30, 2016
Allowance for loan losses:
Individually evaluated for impairment	$1,290	$56	$1,799	$544	$71	$-	$-	$3,760
Collectively evaluated for impairment	2,012	443	1,346	1,073	269	42	508	5,693
Total allowance for loan losses	$3,302	$499	$3,145	$1,617	$340	$42	$508	$9,453

Loans receivable:
Loans evaluated individually	$19,470	$56	$5,234	$2,531	$1,384	$-	$-	$28,675
Loans evaluated collectively	356,996	48,927	180,892	265,904	57,196	6,909	-	916,824
Total loans receivable	$376,466	$48,983	$186,126	$268,435	$58,580	$6,909	$-	$945,499

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$47	$-	$1,111	$1,059	$21	$-	$-	$2,238
Collectively evaluated for impairment	2,346	338	1,821	971	274	14	701	6,465
Total allowance for loan losses	$2,393	$338	$2,932	$2,030	$295	$14	$701	$8,703

Loans receivable:
Loans evaluated individually	$12,203	$117	$5,493	$3,369	$947	$-	$-	$22,129
Loans evaluated collectively	337,523	46,430	176,357	243,029	47,179	2,380	-	852,898
Total loans receivable	$349,726	$46,547	$181,850	$246,398	$48,126	$2,380	$-	$875,027

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2016 and December 31, 2015:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At September 30, 2016
Commercial real estate	$-	$12	$13,280	$13,292	$363,174	$376,466	$-
Construction and land development	-	-	56	56	48,927	48,983	-
Commercial and industrial	-	747	3,149	3,896	182,230	186,126	-
Owner occupied real estate	-	-	1,874	1,874	266,561	268,435	-
Consumer and other	-	22	995	1,017	57,563	58,580	16
Residential mortgage	-	-	137	137	6,772	6,909	137
Total	$-	$781	$19,491	$20,272	$925,227	$945,499	$153
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2015
Commercial real estate	$-	$7,657	$5,913	$13,570	$336,156	$349,726	$-
Construction and land development	-	-	117	117	46,430	46,547	-
Commercial and industrial	1,661	997	3,156	5,814	176,036	181,850	-
Owner occupied real estate	800	469	2,894	4,163	242,235	246,398	-
Consumer and other	285	192	542	1,019	47,107	48,126	-
Residential mortgage	132	-	-	132	2,248	2,380	-
Total	$2,878	$9,315	$12,622	$24,815	$850,212	$875,027	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of September 30, 2016 and December 31, 2015:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At September 30, 2016:
Commercial real estate	$361,806	$887	$13,773	$-	$376,466
Construction and land development	48,927	-	56	-	48,983
Commercial and industrial	180,836	56	3,805	1,429	186,126
Owner occupied real estate	265,904	-	2,531	-	268,435
Consumer and other	57,196	-	1,384	-	58,580
Residential mortgage	6,909	-	-	-	6,909
Total	$921,578	$943	$21,549	$1,429	$945,499

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2015:
Commercial real estate	$329,567	$7,956	$12,203	$-	$349,726
Construction and land development	46,430	-	117	-	46,547
Commercial and industrial	176,132	225	4,064	1,429	181,850
Owner occupied real estate	242,560	469	3,369	-	246,398
Consumer and other	47,104	75	947	-	48,126
Residential mortgage	2,380	-	-	-	2,380
Total	$844,173	$8,725	$20,700	$1,429	$875,027

The following table shows non-accrual loans by class as of September 30, 2016 and December 31, 2015:

(dollars in thousands)	September 30, 2016	December 31, 2015
Commercial real estate	$13,280	$5,913
Construction and land development	56	117
Commercial and industrial	3,149	3,156
Owner occupied real estate	1,874	2,894
Consumer and other	979	542
Residential mortgage	-	-
Total	$19,338	$12,622

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $271,000 and $784,000 for the three and nine months ended September 30, 2016, respectively, and $110,000 and $573,000 for the nine months ended September 30, 2015, respectively.

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

The following table summarizes the balance of outstanding TDRs September 30, 2016 and December 31, 2015:

(dollars in thousands)	Number of Loans	Accrual Status	Non-Accrual Status	Total TDRs
September 30, 2016
Commercial real estate	1	$5,697	$-	$5,697
Construction and land development	-	-	-	-
Commercial and industrial	2	234	349	583
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	3	$5,931	$349	$6,280

December 31, 2015
Commercial real estate	1	$5,778	$-	$5,778
Construction and land development	-	-	-	-
Commercial and industrial	2	252	935	1,187
Owner occupied real estate	1	-	1,825	1,825
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	4	$6,030	$2,760	$8,790

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

There were no loan modifications made during the three months ended September 30, 2015 that met the criteria of a TDR. The Company modified one commercial and industrial loan during the nine months ended September 30, 2015. In accordance with the modified terms of the commercial and industrial loan, the Company modified the amortization timeframe and reduced the effective interest rate when compared to the interest rate of the original loan. The company also extended the maturity date of the loan. The loan was unsecured and the Company had elected to carry the loan as a non-accrual loan until a satisfactory performance history was established. The pre-modification balance was $1.2 million and the post modification balance was $1.2 million. A payment of $350,000 was received during the second quarter of 2015 and the remaining $850,000 transitioned to other assets in the fourth quarter of 2015 as the loan was converted to a legal settlement. The balance in other assets at September 30, 2016 is $586,000. There were no loan modifications made during the three and nine months ended September 30, 2016 that met the criteria of a TDR.
There were no residential mortgages in the process of foreclosure as of September 30, 2016 and December 31, 2015.  Other real estate owned relating to residential real estate was $126,000 and $193,000 at September 30, 2016 and December 31, 2015.
After a loan is determined to be a TDR, the Company continues to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the three and nine months ended September 30, 2016. There was one TDR that subsequently defaulted during the fourth quarter of the year ended December 31, 2015.  A partial writedown and payoff were recorded on this loan during the nine months ended September 30, 2016.
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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2016 and December 31, 2015 were as follows:
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

September 30, 2016
Assets:

Collateralized mortgage obligations	$200,396	$-	$200,396	$-
Agency mortgage-backed securities	11,686	-	11,686	-
Municipal securities	24,442	-	24,442	-
Corporate bonds	45,428	-	42,495	2,933
Asset-backed securities	15,717	-	15,717	-
Trust Preferred Securities	1,691	-	-	1,691
Other securities	25	-	25	-
Securities Available for Sale	$299,385	$-	$294,761	$4,624

Mortgage Loans Held for Sale	$26,865	$-	$26,865	$-

SBA Servicing Assets	$5,297	$-	$-	$5,297

Interest Rate Lock Commitments	$1,027	$-	$1,027	$-

Liabilities:

Interest Rate Lock Commitments	$9	$-	$9	$-

Best Efforts Forward Loan Sales Commitments	$377	$-	$377	$-

Mandatory Forward Loan Sales Commitments	$294	$-	$294	$-

December 31, 2015
Assets:

Collateralized mortgage obligations	$178,145	$-	$178,145	$-
Agency mortgage-backed securities	10,171	-	10,171	-
Municipal securities	23,344	-	23,344	-
Corporate bonds	54,129	-	51,295	2,834
Asset-backed securities	17,005	-	17,005	-
Trust Preferred Securities	1,883	-	-	1,883
Other securities	118	-	118	-
Securities Available for Sale	$284,795	$-	$280,078	$4,717

SBA Servicing Assets	$4,886	-	-	$4,886

The following table presents an analysis of the activity in the SBA servicing assets for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Beginning balance	$5,118	$4,319	$4,886	$4,099
Additions	503	227	1,305	672
Fair value adjustments	(324)	(372)	(894)	(597)
Ending balance	$5,297	$4,174	$5,297	$4,174

Fair value adjustments are recorded as loan advisory and servicing fees on the statement of income. Servicing fee income, not including fair value adjustments, totaled $458,000 and $447,000 for the three months ended September 30, 2016 and 2015, respectively. Servicing fee income, not including fair value adjustments, totaled $1.3 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, July 1st	$1,755	$2,870	$2,006	$2,684
Unrealized gains (losses)	(62)	63	220	17
Paydowns	-	-	-	-
Proceeds from sales	-	-	(414)	-
Realized losses	-	-	(142)	-
Impairment charges on Level 3	(2)	-	-	-
Balance, September 30th	$1,691	$2,933	$1,670	$2,701

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1st	$1,883	$2,834	$3,193	$3,005
Unrealized gains (losses)	(185)	99	669	(304)
Paydowns	-	-	(19)	-
Proceeds from sales	-	-	(1,952)	-
Realized losses	-	-	(218)	-
Impairment charges on Level 3	(7)	-	(3)	-
Balance, September 30th	$1,691	$2,933	$1,670	$2,701

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2016 and December 31, 2015 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
September 30, 2016:
Impaired loans	$9,331	$-	$-	$9,331
Other real estate owned	8,593	-	-	8,593

December 31, 2015:
Impaired loans	$5,734	$-	$-	$5,734
Other real estate owned	10,034	-	-	10,034

The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range Weighted Average
September 30, 2016
Corporate bonds	$2,933	Discounted Cash Flows	Discount Rate	(4.35%)

Trust preferred securities	$1,691	Discounted Cash Flows	Discount Rate	8.45% - 8.95% (8.68%)

SBA servicing assets	$5,297	Discounted Cash Flows	Conditional Prepayment Rate Discount Rate	(6.16%) (10.00%)

Impaired loans	$9,331	Appraised Value of Collateral (1)	Liquidation expenses (2) Appraisal adjustment (2)	4% - 76% (15%) (3) (0%) (3)

Other real estate owned	$8,593	Appraised Value of Collateral (1) Sales Price	Liquidation expenses (2) Appraisal adjustment (2) Liquidation expenses (2)	7% - 27% (12%) (3) (0%) (3) (7%) (3)

December 31, 2015
Corporate bonds	$2,834	Discounted Cash Flows	Discount Rate	(4.11%)

Trust preferred securities	$1,883	Discounted Cash Flows	Discount Rate	7.31% - 7.81% (7.77%)

SBA servicing assets	$4,886	Discounted Cash Flows	Conditional Prepayment Rate Discount Rate	(6.27%) (10.00%)

Impaired loans	$5,734	Appraised Value of Collateral (1)	Liquidation expenses (2)	12% - 78% (20%) (3)

Other real estate owned	$10,034	Appraised Value of Collateral (1) Sales Price	Liquidation expenses (2) Appraisal adjustment (2) Liquidation expenses (2)	6% - 30% (10%) (3) (50%) (3) 7% - 9% (9%) (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.

(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at September 30, 2016 and December 31, 2015.

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

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of September 30, 2016 and December 31, 2015. Financial information on the issuers was also obtained from Bloomberg, the FDIC, and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

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

Also included in Level 3 investment securities classified as available for sale is a corporate bond transferred from Level 2 in 2010 that is not actively traded.  Impairment would depend on the repayment ability of the underlying issuer, which is assessed through a detailed quarterly review of the issuer's financial statements.  The issuer is a "well capitalized" financial institution as defined by federal banking regulations and has demonstrated the ability to raise additional capital, when necessary, through the public capital markets.  The fair value of this corporate bond is estimated by obtaining a price of a comparable floating rate debt instrument through Bloomberg.

SBA Loans Held For Sale (Carried at Lower of Cost or Fair Value)

The fair values of SBA loans held for sale is determined, when possible, using quoted secondary-market prices and are classified within Level 3 of the fair value hierarchy.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the three months ended September 30, 2016 and the year ended December 31, 2015.

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. Effective July 28, 2016, Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect the economic value of the mortgages held for sale on the balance sheet. All mortgage loans held for sale originated subsequent to the election date are carried at fair value. All loans held for sale originated prior to the election date were sold prior to September 30, 2016. Interest income on loans held for sale, which totaled $89,000 for the three and nine months ended September 30, 2016, are included in interest and fees in the statements of income.

The following table reflects the difference between the carrying amount of mortgage held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of September 30, 2016 (dollars in thousands):

Mortgage loans held for sale	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
September 30, 2016	$26,865	$25,726	$1,139

Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at September 30, 2016.

Interest Rate Lock Commitments ("IRLC")

The fair value of Republic's IRLC instruments are based upon the underlying loans measured at fair value on a recurring basis and the probability of such commitments being exercised. Due to observable market data inputs used by Republic, IRLCs are classified within Level 2 of the valuation hierarchy.

Best Efforts Forward Loan Sales Commitments

Best efforts forward loan sales commitments are classified within Level 2 of the valuation hierarchy. Best efforts forward loan sales commitments fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. Best efforts forward loan sales commitments are entered into for loans at the time the borrower commitment is made. These best efforts forward loan sales commitments are valued using the committed price to the counterparty against the current market price of the interest rate lock commitment or mortgage loan held for sale.

Mandatory Forward Loan Sales Commitments

Fair values for mandatory forward loan sales commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Due to the observable inputs used by Republic, best efforts mandatory loan sales commitments are classified within Level 2 of the valuation hierarchy.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At September 30, 2016 and December 31, 2015, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.  At September 30, 2016 and December 31, 2015, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	September 30, 2016	December 31, 2015

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$5,297	$4,886

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	0%	0%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%

Weighted Average Remaining Term	21.2 years	20.9 years

Prepayment Speed	6.16%	6.27%
Effect on fair value of a 10% increase	$(162)	$(151)
Effect on fair value of a 20% increase	(318)	(296)

Weighted Average Discount Rate	10.00%	10.00%
Effect on fair value of a 10% increase	$(223)	$(206)
Effect on fair value of a 20% increase	(429)	(397)

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

The estimated fair values of the Company's financial instruments were as follows at September 30, 2016 and December 31, 2015:
	Fair Value Measurements at September 30, 2016
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$150,041	$150,041	$150,041	$-	$-
Investment securities available for sale	299,385	299,385	-	294,761	4,624
Investment securities held to maturity	220,470	223,247	-	223,247	-
Restricted stock	1,366	1,366	-	1,366	-
Loans held for sale	29,715	29,715	-	26,865	2,850
Loans receivable, net	936,088	917,242	-	-	917,242
SBA servicing assets	5,297	5,297	-	-	5,297
Accrued interest receivable	4,588	4,588	-	4,588	-
Interest rate lock commitments	1,027	1,027	-	1,027	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,473,105	$1,473,105	$-	$1,473,105	$-
Time	109,127	109,172	-	109,172	-
Subordinated debt	22,476	18,257	-	-	18,257
Accrued interest payable	339	339	-	339	-

Interest rate lock commitments	9	9	-	9	-
Best efforts forward loan sales commitments	377	377	-	377	-
Mandatory forward loan sales commitments	294	294	-	294	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2015
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$27,139	$27,139	$27,139	$-	$-
Investment securities available for sale	284,795	284,795	-	280,078	4,717
Investment securities held to maturity	172,277	171,845	-	171,845	-
Restricted stock	3,059	3,059	-	3,059	-
Loans held for sale	3,653	3,831	-	-	3,831
Loans receivable, net	866,066	849,578	-	-	849,578
SBA servicing assets	4,886	4,886	-	-	4,886
Accrued interest receivable	4,216	4,216	-	4,216	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,181,720	$1,181,720	$-	$1,181,720	$-
Time	67,578	67,422	-	67,422	-
Short-term borrowings	47,000	47,000	-	47,000	-
Subordinated debt	22,476	18,972	-	-	18,972
Accrued interest payable	245	245	-	245	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

Note 8: Changes in Accumulated Other Comprehensive Loss By Component (1)

The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2016 and 2015, and the year ended December 31, 2015.

	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2016	$(2,562)	$(603)	$(3,165)
Unrealized gain on securities	2,170	-	2,170
Amounts reclassified from accumulated other comprehensive income to net income (2)	(416)	85	(331)
Net current-period other comprehensive income	1,754	85	1,839
Balance September 30, 2016	$(808)	$(518)	$(1,326)

Balance January 1, 2015	$82	$(714)	$(632)
Unrealized loss on securities	(460)	-	(460)
Amounts reclassified from accumulated other comprehensive income to net income (2)	(45)	82	37
Net current-period other comprehensive income (loss)	(505)	82	(423)
Balance September 30, 2015	$(423)	$(632)	$(1,055)

Balance January 1, 2015	$82	$(714)	$(632)
Unrealized loss on securities	(2,577)	-	(2,577)
Amounts reclassified from accumulated other comprehensive income to net income (2)	(67)	111	44
Net current-period other comprehensive income (loss)	(2,644)	111	(2,533)
Balance December 31, 2015	$(2,562)	$(603)	$(3,165)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Operations.

Note 9: Business Combination

Oak Mortgage Company, LLC

On July 26, 2016, Republic entered into an agreement with the owners of Oak Mortgage Company, LLC pursuant to which the owners agreed to sell to Republic all of the issued and outstanding limited liability interests of Oak Mortgage. The transaction closed on July 28, 2016, and as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. The aggregate cash purchase price paid to the Sellers for their limited liability company interests at closing was $7.1 million, $1.0 million of which was deposited in an escrow account to be disbursed one year from closing subject to adjustment for any covered indemnity claims under the Purchase Agreement. The purchase price is subject to certain post-closing adjustments.

In connection with the Oak Mortgage acquisition, the following table details the consideration paid, the fair value of identifiable assets acquired and liabilities assumed as of the date of the acquisition, and the resulting goodwill recorded (in thousands):

Consideration paid:
Cash	$7,136
Equity instruments	202
Deferred additional purchase price	500

Value of consideration	$7,838

Assets acquired:

Cash and cash equivalents	$1,223
Loans held for sale	20,871
Loans receivable	1,132
Premises and equipment	103
Derivative assets	1,508
Intangible assets – non complete agreements	104
Other assets	125
Total assets	25,066

Liabilities assumed:

Warehouse lines of credit	19,666
Derivative liabilities	412
Other liabilities	2,042
Total liabilities	22,120

Net assets acquired	2,946

Goodwill resulting from acquisition of Oak Mortgage	$4,892

The following table presents unaudited pro forma information, in thousands, as if the acquisition of Oak Mortgage by the Company had been completed on January 1, 2015. The pro forma information does not necessarily reflect the results of operations that would have occurred had Oak Mortgage been acquired by the Company at the beginning of 2015. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies or other factors.

	Nine Months Ended September 30,
	2016	2015
Total revenues	$52,610	$44,238

Net income	$4,462	$3,569

Note 10: Goodwill and Other Intangibles

The Company's goodwill and intangible assets related to the acquisition of Oak Mortgage in July 2016 is detailed below:

(dollars in thousands)	Balance December 31, 2015	Additions/ Adjustments	Amortization	Balance September 30, 2016	Amortization Period (in years)

Goodwill	$-	$4,892	$-	$4,892	Indefinite
Non-compete agreements	-	104	(17)	87	1
Total	$-	$4,996	$(17)	$4,979

Note 11: Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the nine months ended September 30, 2016. The following table summarizes the amounts recorded in Republic's statement of financial condition for derivatives not designated as hedging instruments as of September 30, 2016 (in thousands):

September 30, 2016	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC's	Other Assets	$1,027	$36,090
Best efforts forward loan sales commitments	Other Assets	-	546
Mandatory forward loan sales commitments	Other Assets	-	164

Liability derivatives:

IRLC's	Other Liabilities	$9	$1,502
Best efforts forward loan sales commitments	Other Liabilities	377	37,046
Mandatory forward loan sales commitments	Other Liabilities	294	25,525

The following table summarizes the amounts recorded in Republic's statement of income for derivative instruments not designated as hedging instruments for the nine months ended September 30, 2016 (in thousands):

Nine Months Ended September 30, 2016	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLC's	Loan advisory and servicing fees	$(454)
Best efforts forward loan sales commitments	Loan advisory and servicing fees	(26)
Mandatory forward loan sales commitments	Loan advisory and servicing fees	-

Liability derivatives:

IRLC's	Other operating expense	$14
Best efforts forward loan sales commitments	Other operating expense	11
Mandatory forward loan sales commitments	Other operating expense	(294)

The fair value of Republic's IRLCs, best efforts forward loan sales commitments, and mandatory forward loan sales commitments are based upon the estimated value of the underlying mortgage loan (determined consistent with "Loans Held for Sale"), adjusted for (1) estimated costs to complete and originate the loan, and (2) the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of the IRLCs issued by Republic includes the value of the servicing released premium. Republic sells loans servicing released, and the servicing released premium is included in the market price.

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

Financial Condition

Assets

Total assets increased by $295.0 million, or 20.5%, to $1.7 billion at September 30, 2016, compared to $1.4 billion at December 31, 2015.

Cash and Cash Equivalents

Cash and due from banks, and interest bearing deposits with banks comprise this category, which consists of our most liquid assets. The aggregate amount in these three categories increased by $122.9 million to $150.0 million at September 30, 2016 compared to $27.1 million at December 31, 2015, primarily due to deposit growth   during the first nine months of 2016.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration ("SBA") which we usually originate with the intention of selling in the future and residential mortgage loans originated by Republic's subsidiary, Oak Mortgage, which we intend to sell in the future.  Total SBA loans held for sale were $2.8 million at September 30, 2016 as compared to $3.7 million at December 31, 2015.  Residential mortgage loans held for sale totaled $26.9 million at September 30, 2016. Loans held for sale, as a percentage of total Company assets, was 1.7% at September 30, 2016.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $20.6 million at September 30, 2016. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit at September 30, 2016.

Loans increased $70.8 million, or 8.1%, to $945.5 million at September 30, 2016, compared to $874.8 million at December 31, 2015. This growth was the result of an increase in loan demand in all loan categories over the first nine months of 2016 along with the successful execution of our relationship banking strategy which focuses on customer service.

Investment Securities

Investment securities considered available-for-sale are investments which may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes. Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), municipal securities, corporate bonds, asset-backed securities (ABS), and pooled trust preferred securities (CDO). Available-for-sale securities totaled $299.4 million at September 30, 2016, compared to $284.8 million at December 31, 2015. The increase was primarily due to the purchase of available-for-sale securities totaling $117.8 million, partially offset by the proceeds from sales and maturities, and pay downs of available-for-sale securities totaling $104.9 million during the first nine months of 2016. At September 30, 2016, the available-for-sale portfolio had a net unrealized loss of $1.3 million compared to a net unrealized loss of $4.0 million at December 31, 2015.  The change in value of the investment portfolio was driven by a decrease in market interest rates which drove an increase in value of the bonds held in our portfolio during the first nine months of 2016.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company (SBIC) and Small Business Administration (SBA) bonds, CMOs, and MBSs. The fair value of securities held-to-maturity totaled $223.2 million and $171.8 million at September 30, 2016 and December 31, 2015, respectively. The increase was due to the purchase of $69.8 million of held-to-maturity securities partially offset by the maturities and pay downs of held-to-maturity securities totaling $21.1 million during the first nine months of 2016.

Restricted Stock

Restricted stock, which represents required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of September 30, 2016 and December 31, 2015. As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh ("FHLB") and Atlantic Community Bankers Bank ("ACBB").

At September 30, 2016 and December 31, 2015, the investment in FHLB of Pittsburgh capital stock totaled $1.2 million and $2.9 million respectively. The decrease at September 30, 2016 was due to the repayment of overnight borrowings which reduced our required investment in FHLB stock. At both September 30, 2016 and December 31, 2015, ACBB capital stock totaled $143,000.  Both the FHLB and ACBB issued dividend payments during the first nine months of 2016.

Other Real Estate Owned

The balance of other real estate owned decreased to $10.3 million at September 30, 2016 from $11.3 million at December 31, 2015, primarily due to sales totaling $1.4 million and writedowns in the amount of $521,000 on existing foreclosed properties, partially offset by transfers from loan receivable totaling $866,000 during the nine months ended September 30, 2016.

Goodwill

Goodwill resulting from the acquisition of Oak Mortgage in July 2016 amounted to $4.9 million at September 30, 2016.  There was no goodwill recorded by the Company at December 31, 2015.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic's major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $332.9 million, or 26.6%, to $1.6 billion at September 30, 2016 from $1.2 billion at December 31, 2015. The increase was the result of growth across all deposit categories, led by a significant rise in interest-bearing demand deposit balances. We constantly focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction.  We are also in the midst of an aggressive expansion and relocation plan which we refer to as "The Power of Red is Back".  Over the last three years, we have opened nine new store locations and have several more in various stages of construction and development.  This strategy has also allowed us to nearly eliminate our dependence upon the more volatile sources of funding found in brokered and public fund certificates of deposit.

Short-term Borrowings

As of September 30, 2016, there were no short-term borrowings from FHLB compared to $47.0 at December 31, 2015. The decrease in borrowings was the result of a temporary outflow of deposits at year end which returned in the early part of 2016.

Shareholders' Equity

Total shareholders' equity increased $6.3 million to $119.7 million at September 30, 2016 compared to $113.4 million at December 31, 2015. The increase was primarily due to net income of $3.4 million recognized during the first nine months of 2016 and the reduction of $1.8 million in accumulated other comprehensive losses.  The shift in market value of the securities portfolio has resulted in a reduction of accumulated other comprehensive losses to $1.3 million at September 30, 2016 compared to accumulated other comprehensive losses of $3.2 million at December 31, 2015.  This change was primarily driven by a decrease in market interest rates which drove an increase in the value of the securities held in our portfolio.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The Company reported net income of $1.3 million, or $0.03 per diluted share, for the three months ended September 30, 2016, compared to net income of $582,000 or $0.02 per diluted share, for the three months ended September 30, 2015. The increase in net income was primarily driven by growth in interest-earning assets along with the earnings of the residential mortgage lending team which was acquired during the third quarter of 2016.
Net interest income for the three month period ended September 30, 2016 was $11.8 million compared to $10.0 million for the three months ended September 30, 2015.  Interest income increased $2.3 million, or 19.8%, to $13.6 million for the three months ended September 30, 2016 compared to $11.4 million for the three months ended September 30, 2015 primarily as a result of a $134.4 million increase in average loan balances and a $172.3 million increase in average investment securities balances.  Interest expense increased $456,000 or 33.1%, to $1.8 million for the three months ended September 30, 2016 compared to $1.4 million for the three months ended September 30, 2015. This increase was primarily due to a $272.8 million increase in average interest bearing deposits outstanding.
We recorded a provision for loan losses in the amount of $607,000 for the three months ended September 30, 2016 primarily due to an increase in the allowance required for loans individually evaluated for impairment. For the three months ended September 30, 2015, no provision for loan losses was recorded due to a decrease in the allowance required for loans collectively evaluated for impairment driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.
Non-interest income increased by $3.8 million to $5.4 million during the three months ended September 30, 2016 compared to $1.6 million during the three months ended September 30, 2015.  The increase during the three months ended September 30, 2016 was primarily due to $2.8 million in gains on the sale of residential mortgage loans originated through Oak Mortgage and an increase of $746,000 from gains on the sale of SBA loans. In addition, service fees on deposit accounts increased $234,000 as a result of an increase in the number of deposit accounts.
Non-interest expenses increased by $4.3 million to $15.3 million during the three months ended September 30, 2016 compared to $11.0 million during the three months ended September 30, 2015. This increase was primarily driven by higher salaries, employee benefits, occupancy and equipment expenses associated with the addition of new stores related to the Company's expansion strategy over the last twelve months, as well as, the addition of Oak Mortgage in July 2016.
       Return on average assets and average equity was 0.32% and 4.49%, respectively, during the three months ended September 30, 2016 compared to 0.17% and 2.03%, respectively, for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 compared to September 30, 2015
The Company reported net income of $3.4 million, or $0.09 per diluted share, for the nine months ended September 30, 2016 compared to net income of $1.6 million, or $0.04 per diluted share, for the nine months ended September 30, 2015. The increase in net income was primarily driven by growth in interest-earning assets, along with the earnings of the residential mortgage lending team which was acquired during the third quarter of 2016.
Net interest income for the nine months ended September 30, 2016 increased $5.6 million to $34.7 million as compared to $29.1 million for the nine months ended September 30, 2015. Interest income increased $6.6 million, or 20%, due primarily to increases in average loan balances and average investment securities balances. Interest expense increased $955,000 or 24%, to $4.9 million for the nine months ended September 30, 2016 compared to $4.0 million for the nine months ended September 30, 2015. This increase was primarily due to an increase in average interest bearing deposits outstanding.
The Company recorded a provision for loan losses of $1.6 million for the nine months ended September 30, 2016 primarily due to an increase in the allowance required for loans individually evaluated for impairment. For the nine months ended June 30, 2015, no provision for loan losses was recorded due to a decrease in the allowance required for loans collectively evaluated for impairment driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.
Non-interest income increased by $5.7 million, or 109%, to $10.9 million during the nine months ended September 30, 2016 as compared to $5.2 million during the nine months ended September 30, 2015. The increase was primarily due to $2.8 million in gains on the sale of residential mortgage loans originated through Oak Mortgage and an increase of $1.5 million from gains on the sale of SBA loans. In addition, service fees on deposit accounts increased $697,000 as a result of an increase in the number of deposit accounts, and gains on sale of securities increased $583,000.
Non-interest expenses increased $7.9 million to $40.6 million during the nine months ended September 30, 2015 as compared to $32.6 million during the nine months ended September 30, 2015. The increase was primarily driven by higher salaries, employee benefits, and occupancy and equipment expenses associated with the addition of new stores related to the Company's expansion strategy, as well as, the addition of Oak Mortgage in July 2016.

Return on average assets and average equity from continuing operations were 0.30% and 3.93%, respectively, during the nine months ended September 30, 2016 compared to 0.17% and 1.93%, respectively, for the nine months ended September 30, 2015.

Analysis of Net Interest Income
Historically, the Company's earnings have depended primarily upon Republic's net interest income, which is the difference between interest earned on interestearning assets and interest paid on interestbearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interestearning assets and interestbearing liabilities. The following table provides an analysis of net interest income, setting forth for the periods' (i) average assets, liabilities, and shareholders' equity, (ii) interest income earned on interestearning assets and interest expense on interestbearing liabilities, (iii) annualized average yields earned on interestearning assets and average rates on interestbearing liabilities, and (iv) Republic's annualized net interest margin (net interest income as a percentage of average total interestearning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. All yields are adjusted for tax equivalency.
Average Balances and Net Interest Income
	For the three months ended September 30, 2016			For the three months ended September 30, 2015
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$114,260	$149	0.52%	$106,357	$60	0.22%
Investment securities and restricted stock	477,601	2,858	2.39%	305,266	1,745	2.29%
Loans receivable	966,106	10,848	4.47%	831,712	9,718	4.64%
Total interest-earning assets	1,557,967	13,855	3.54%	1,243,335	11,523	3.68%

Other assets	103,826			82,638

Total assets	$1,661,793			$1,325,973

Interest-earning liabilities:
Demand – non-interest bearing	$282,571			$234,285
Demand – interest bearing	533,222	553	0.41%	372,795	378	0.40%
Money market & savings	583,256	677	0.46%	500,687	538	0.43%
Time deposits	104,701	301	1.14%	74,863	183	0.97%
Total deposits	1,503,750	1,531	0.41%	1,182,630	1,099	0.37%

Total interest-bearing deposits	1,221,179	1,531	0.50%	948,345	1,099	0.46%

Other borrowings	29,938	303	4.03%	22,476	279	4.92%

Total interest-bearing liabilities	1,251,117	1,834	0.58%	970,821	1,378	0.56%

Total deposits and other borrowings	1,533,688	1,834	0.48%	1,205,106	1,378	0.45%

Non interest-bearing other liabilities	9,247			7,034
Shareholders' equity	118,858			113,833

Total liabilities and shareholders' equity	$1,661,793			$1,325,973
Net interest income (2)		$12,021			$10,145
Net interest spread			2.96%			3.12%

Net interest margin (2)			3.07%			3.24%

(1)	Yields on investments are calculated based on amortized cost.
(2)
Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $235 and $153 for the three months ended September 30, 2016 and 2015, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Average Balances and Net Interest Income

	For the nine months ended September 30, 2016			For the nine months ended September 30, 2015
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$78,094	$299	0.51%	$120,783	$223	0.25%
Investment securities and restricted stock	458,496	8,615	2.51%	275,277	5,036	2.44%
Loans receivable	925,110	31,339	4.53%	809,259	28,202	4.66%
Total interest-earning assets	1,461,700	40,253	3.68%	1,205,319	33,461	3.71%

Other assets	95,054			70,854

Total assets	$1,556,754			$1,276,173

Interest-earning liabilities:
Demand – non-interest bearing	$270,503			$230,181
Demand – interest bearing	476,134	1,471	0.41%	334,116	1,009	0.40%
Money market & savings	572,347	1,923	0.45%	494,077	1,592	0.43%
Time deposits	82,738	625	1.01%	74,613	528	0.95%
Total deposits	1,401,722	4,019	0.38%	1,132,987	3,129	0.37%

Total interest-bearing deposits	1,131,219	4,019	0.47%	902,806	3,129	0.46%

Other borrowings	29,947	898	4.01%	22,489	833	4.95%

Total interest-bearing liabilities	1,161,166	4,917	0.57%	925,295	3,962	0.57%

Total deposits and other borrowings	1,431,669	4,917	0.46%	1,155,476	3,962	0.46%

Non interest-bearing other liabilities	7,957			7,106
Shareholders' equity	117,128			113,591

Total liabilities and shareholders' equity	$1,556,754			$1,276,173
Net interest income (2)		$35,336			$29,499
Net interest spread			3.11%			3.14%

Net interest margin (2)			3.23%			3.27%

(1)	Yields on investments are calculated based on amortized cost.
(2)
Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $662 and $431 for the nine months ended September 30, 2016 and 2015, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.
	For the three months ended September 30, 2016 vs. 2015			For the nine months ended September 30, 2016 vs. 2015
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$8	$81	$89	$(163)	$239	$76
Securities	1,021	92	1,113	3,443	136	3,579
Loans	1,498	(368)	1,130	3,894	(757)	3,137
Total interest-earning assets	2,527	(195)	2,332	7,174	(382)	6,792

Interest expense:
Deposits
Interest-bearing demand deposits	166	9	175	438	24	462
Money market and savings	93	46	139	261	70	331
Time deposits	74	44	118	61	36	97
Total deposit interest expense	333	99	432	760	130	890
Other borrowings	12	12	24	34	31	65
Total interest expense	345	111	456	794	161	955
Net interest income	$2,182	$(306)	$1,876	$6,380	$(543)	$5,837

Net Interest Income and Net Interest Margin

       Net interest income, on a fully tax-equivalent basis, for the third quarter of 2016 increased by $1.9 million, or 19%, over the same period in 2015. Interest income, on a fully tax-equivalent basis, on interest-earning assets totaled $13.9 million and $11.5 million for the third quarters of 2016 and 2015, respectively. The increase in interest income was the result of a $134.4 million increase in average loans receivable and a $172.3 million increase in average investment balances for the three months ended September 30, 2016 as compared to September 30, 2015. Total interest expense for the third quarter of 2016 increased $456,000, or 33%, to $1.8 million from $1.4 million over the same period in 2015. Interest expense on deposits for the third quarter of 2016 increased by $432,000, or 39%, over the same period in 2015.

       Net interest income, on a fully tax-equivalent basis, for the first nine months of 2016 increased by $5.8 million, or 19.8%, over the same period in 2015. Interest income on a fully tax-equivalent basis, on interest-earning assets totaled $40.3 million and $33.5 million for the first nine months of 2016 and 2015, respectively. The increase in interest income earned was the result of a $115.9 million increase in the average loans receivable and a $183.2 million increase in average investment securities partially offset by a 13 basis point decrease in the loan yields for the first nine months ended September 30, 2016 as compared to September 30, 2015. Total interest expense for the first nine months of 2016 increased $955,000, or 24%, to $4.9 million from $4.0 million over the same period in 2015. Interest expense on deposits for the first nine months of 2016 increased by $890,000, or 28%, over the same period in 2015.

       Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 2.96% during the third quarter of 2016 compared to 3.12% during the same period in the 2015 and was 3.11% during the first nine months of 2016 versus 3.14% during the first nine months of 2015. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin decreased to 3.07% for the third quarter of 2016 from 3.24% for the third quarter of 2015. The fully tax-equivalent net interest margin decreased to 3.23% for the nine months of 2016 from 3.27% in the first nine months of 2015.  The net interest margin for the three month period ending September 30, 2016 decreased primarily as a result of a decrease in the yield on loans receivable and an increase in the rate on total deposits. The net interest margin for the nine month period ending September 30, 2016 decreased primarily as a result of a decrease in the yield on loans receivable, partially offset by a decrease in the average balance related to low yield federal funds sold and other interest earning assets.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The Company recorded a $607,000 provision for the three month period ended September 30, 2016 and a $1.6 million provision for the nine month period ended September 30, 2016. The Company did not record a provision for loan losses for the three and nine month periods ended September 30, 2015. During the nine month period ended September 30, 2016, there was an increase in the allowance for loans individually evaluated for impairment primarily as a result of a single loan relationship that moved to non-accrual status during the second quarter of 2016. During the three and nine month periods ended September 30, 2015, a decrease in the allowance required for loans collectively evaluated for impairment was driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.

Nonperforming assets at September 30, 2016 totaled $29.8 million, or 1.72%, of total assets, up $5.8 million, or 24%, from $23.9 million, or 1.66%, of total assets at December 31, 2015 and up $773,000, or 3%, from $29.0 million, or 2.10%, of total assets at September 30, 2015, due primarily to one commercial real estate loan relationship in the amount of $7.3 million which moved from 60 to 89 days past due at December 31, 2015 to non-accrual at September 30, 2016.

Non-Interest Income

       Total non-interest income increased by $3.8 million, or 237%, to $5.4 million for the three months ended September 30, 2016, compared to $1.6 million for the three months ended September 30, 2015.  Gain on the sale of loans totaled $4.4 million during the three months ended September 30, 2016 compared to $884,000 during the same period of 2015. The increase in the gain on sale of loans during the three months ended September 30, 2016 was primarily due to $2.8 million in gains on the sale of residential mortgage loans originated through Oak Mortgage and an increase of $746,000 from gains on the sale of SBA loans.  Service charges, fees and other operating income, comprised primarily of servicing fees on SBA loans and deposit and loan service charges totaled $998,000 for the third quarter of 2016, which represents an increase of $342,000 compared to the third quarter of 2015. This increase was driven by growth in customer deposit accounts and transaction volume.  The Company recognized gains of $2,000 on sales of investment securities during the three months ended September 30, 2016 compared to gains of $64,000 on sales of investment securities in the same period of 2015.

       Total non-interest income increased by $5.7 million, or 109%, to $10.9 million for the nine months ended September 30, 2016, compared to $5.2 million for the nine months ended September 30, 2015. Gains on the sale of loans totaled $7.0 million during the first nine months of 2016 compared to $2.7 million in the same period of 2015.  The increase in the gain on sale of loans during the nine months ended September 30, 2016 was primarily due to $2.8 million in gains on the sale of residential mortgage loans originated through Oak Mortgage and an increase of $1.5 million from gains on the sale of SBA loans. The Company recognized gains of $656,000 on sales of securities during the first nine months of 2016 compared to gains of $73,000 on sales of securities in the same period of 2015. Service charges, fees and other operating income totaled $3.2 million for the first nine months of 2016 which represents an increase of $761,000 compared to the first nine months of 2015. This increase was driven by growth in customer deposit accounts and transaction volume.

Noninterest Expenses

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

       Noninterest expenses increased by $4.3 million, or 39%, for the third quarter of 2016 compared to the same period in 2015. An explanation of changes in noninterest expenses for certain categories for the three months ended September 30, 2016 and September 30, 2015 is presented in the following paragraphs.

 Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $2.0 million, or 35%, for the third quarter of 2016 compared to the third quarter of 2015 driven primarily by annual merit increases along with increased staffing levels related to the Company's growth strategy of adding and relocating stores.  The addition of Oak Mortgage in July 2016 also contributed to the increase in salary and employee benefits.

       Occupancy expenses increased by $295,000, or 24%, and depreciation and amortization expense increased by $380,000, or 57%, for the third quarter of 2016 compared to the third quarter of 2015 as a result of the Company's continuing growth and relocation strategy. One new store was opened during the third quarter of 2016.

       Other real estate owned expenses totaled $702,000 during the third quarter of 2016, an increase of $277,000, or 65%, from the same quarter in 2015. The increase was a result of writedowns on foreclosed properties in the current period.

       All other operating expenses increased $1.3 million, or 44%, compared to the same quarter in 2015. This increase was mainly attributable to expenses related to the addition of residential mortgage loan operations, along with increases in data processing expense, legal fees, insurance, other taxes, fraud losses associated with debit cards, professional fees, transaction fees, and other expenses resulting from our growth strategy.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

       For the first nine months of 2016, noninterest expenses increased by $7.9 million, or 24%, compared to the first nine months of 2015. An explanation of changes in noninterest expenses for certain categories is presented in the following paragraphs.

       Salary expenses and employee benefits for the first nine months of 2016 were $20.3 million, an increase of $3.7 million, or 22%, compared to the first nine months of 2015 primarily driven by annual merit increases along with increased staffing levels related to the Company's growth strategy of adding and relocating stores.  There were nineteen stores open as of September 30, 2016 compared to seventeen stores open at September 30, 2015.  The addition of Oak Mortgage in July 2016 also contributed to the increase in salary and employee benefits.

       Occupancy expenses increased by $763,000, or 21%, and depreciation and amortization expense increased by $690,000, or 33%, for the first nine months of 2016 compared to the first nine months of 2015 also as a result of the Company's continuing growth and relocation strategy.

       Other real estate owned expenses totaled $1.6 million for the first nine months of 2016, an increase of $437,000, or 37%, from the first nine months of 2015 primarily as a result of higher costs to carry foreclosed properties in the current period.

       All other noninterest expenses increased $2.4 million, or 26%, compared to the same period in 2015.  This increase was mainly attributable to the addition of expenses related to the residential mortgage loan operations of Oak Mortgage; increases in data processing expenses, fraud losses associated with debit cards, charitable contributions, professional fees, transaction fees, insurance, regulatory assessment, advertising expense, and other expenses resulting from our growth strategy also contributed to the growth in noninterest expenses.

       One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expense. For the three months ended September 30, 2016, this ratio equaled 2.36% compared to 2.82% for the three months ended September 30, 2015. For the nine-month period ended September 30, 2016, this ratio equaled 2.55% compared to 2.87% for the nine-month period ended September 30, 2015. The decrease for the nine months ended September 30, 2016 versus September 30, 2015, respectively, reflecting higher average balances related to the Company's growth strategy of adding and relocating stores.

       Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. For the three months ended September 30, 2016, the operating efficiency ratio was 88.9%, compared to 95.1% for the same period in 2015.  The efficiency ratio equaled 89.2% for the nine months ended September 30, 2016, compared to 95.3% for the nine months ended September 30, 2016. The decreases for both the three and nine months ended September 30, 2016 versus September 30, 2015 was due to both net interest income and noninterest income increasing at a faster rate than noninterest expenses.

Provision (Benefit) for Federal Income Taxes

       The Company recorded a benefit for income taxes of $32,000 for the three months ended September 30, 2016, compared to a $10,000 benefit for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the Company recorded a benefit for income taxes of $69,000 compared to a $17,000 benefit for the nine months ended September 30, 2015. The $69,000 benefit recorded during the first nine months of 2016 was the net result of a tax provision in the amount of $804,000 calculated on the net profit generated during the period using the Company's normal estimated tax rate, offset by an adjustment to the deferred tax asset valuation allowance in the amount of $873,000. The effective tax rates for the three-month periods ended September 30, 2016 and 2015 were 25% and 20%, respectively, and for the nine month periods ended September 30, 2016 and 2015 were 24% and 20%, respectively, excluding an adjustment to the deferred tax asset valuation allowance.

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

When calculating an estimate for a valuation allowance, we assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in ASC 740. We did not use projections of future taxable income, exclusive of reversing temporary differences and carryforwards, as a factor in the analysis. We will exclude future taxable income as a factor until we can show increasing and sustainable profitability.  Based on the analysis of available positive and negative evidence, we determined that a valuation allowance should be recorded as of September 30, 2016 and December 31, 2015.

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

The net deferred tax asset balance before consideration of a valuation allowance was $18.5 million as of September 30, 2016 and $20.2 million as of December 31, 2015. After assessment of all available tax planning strategies, the Company determined that a partial valuation allowance in the amount of $12.8 million as of September 30, 2016 and $13.7 million as of December 31, 2015 should be recorded.

The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability. When the determination is made to include projections of future taxable income as a factor in recovering the deferred tax asset, the valuation allowance will be reduced accordingly resulting in a corresponding increase in net income.
Net Income and Net Income per Common Share

       Net income for the third quarter of 2016 was $1.3 million, an increase of $758,000, compared to $582,000 recorded in the third quarter of 2015.

       Net income for the first nine months of 2016 was $3.4 million, an increase of $1.8 million, compared to $1.6 million recorded in the first nine months of 2015. The higher net income in 2016 was due to a $5.7 million increase in noninterest income and a $5.6 million increase in net interest income, partially offset by a $7.9 million increase in noninterest expenses and a $1.6 million increase in the provision for loan losses.

       For the three month period ended September 30, 2016, basic net income per common share was $0.04 compared to $0.02 for the three months ended September 30, 2015 and fully-diluted net income per common share was $0.03 for the three month period ended September 30, 2016 compared to $0.02 for the three months ended September 30, 2015.  For the nine months ended September 30, 2016, basic and fully-diluted net income per common share was $0.09 compared to $0.04 for the nine months ended September 30, 2015.

Return on Average Assets and Average Equity

       Return on average assets (ROA) measures our net income in relation to our total average assets. Our annualized ROA for the third quarter of 2016 was 0.32%, compared to 0.17% for the third quarter of 2015. The ROA for the first nine months in 2016 and 2015 was 0.30% and 0.17%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 4.49% for the third quarter of 2016, compared to 2.03% for the third quarter of 2015. The ROE for the first nine months of 2016 was 3.93%, compared to 1.93% for the first nine months of 2015.
Commitments, Contingencies and Concentrations

Financial instruments, whose contract amounts represent potential credit risk, were commitments to extend credit of approximately $187.6 million and $165.1 million, and standby letters of credit of approximately $6.5 million and $5.2 million, at September 30, 2016 and December 31, 2015, respectively. These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $187.6 million of commitments to extend credit at September 30, 2016 were committed as variable rate credit facilities.
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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party.  The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments.  The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guidelines. The current amount of liability as of September 30, 2016 and December 31, 2015 for guarantees under standby letters of credit issued is not material.

Regulatory Matters

      In July 2013, the federal bank regulatory agencies adopted revisions to the agencies' capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implemented higher minimum capital requirements, added a new common equity tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  The new minimum capital to risk-adjusted assets requirements were a common equity tier 1 capital ratio of 4.5% (6.5% to be considered "well capitalized") and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered "well capitalized"); the total capital ratio remained at 8.0% under the new rules (10.0% to be considered "well capitalized").  Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. The Company believes that, as of September 30, 2016, all capital adequacy requirements are met under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

The following table presents the capital regulatory ratios for both Republic and the Company as of September 30, 2016, and December 31, 2015 (dollars in thousands):

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2016:

Total risk based capital
Republic	$137,688	11.51%	$95,668	8.00%	$103,142	8.625%	$119,585	10.00%
Company	144,109	12.00%	96,039	8.00%	103,543	8.625%	-	-%
Tier one risk based capital
Republic	128,235	10.72%	71,751	6.00%	79,225	6.625%	95,668	8.00%
Company	134,656	11.22%	72,030	6.00%	79,533	6.625%	-	-%
CET 1 risk based capital
Republic	128,235	10.72%	53,813	4.50%	61,287	5.125%	77,730	6.50%
Company	112,856	9.40%	54,022	4.50%	61,525	5.125%	-	-%
Tier one leveraged capital
Republic	128,235	7.78%	65,924	4.00%	65,924	4.00%	82,405	5.00%
Company	134,656	8.14%	66,147	4.00%	66,147	4.00%	-	-%

At December 31, 2015:

Total risk based capital
Republic	$138,566	12.65%	$87,617	8.00%	$-	-%	$109,521	10.00%
Company	145,089	13.19%	87,976	8.00%	-	-%	-	-%
Tier one risk based capital
Republic	129,863	11.86%	65,712	6.00%	-	-%	87,617	8.00%
Company	136,386	12.40%	65,982	6.00%	-	-%	-	-%
CET 1 risk based capital
Republic	129,863	11.86%	49,284	4.50%	-	-%	71,189	6.50%
Company	114,586	10.42%	49,487	4.50%	-	-%	-	-%
Tier one leveraged capital
Republic	129,863	9.22%	56,328	4.00%	-	-%	70,410	5.00%
Company	136,386	9.65%	56,531	4.00%	-	-%	-	-%

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $150.0 million at September 30, 2016, compared to $27.1 million at December 31, 2015. Loan maturities and repayments are another source of asset liquidity. At September 30, 2016, Republic estimated that more than $45.0 million of loans would mature or repay in the six month period ending March 31, 2017. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At September 30, 2016, we had outstanding commitments (including unused lines of credit and letters of credit) of $194.1 million. Certificates of deposit scheduled to mature in one year totaled $40.5 million at September 30, 2016. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating growth in core deposit balances, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh.  Our maximum borrowing capacity with the FHLB was $437.3 million at September 30, 2016. At September 30, 2016 and December 31, 2015, we had no outstanding term borrowings with the FHLB. At September 30, 2016, we had no short-term borrowings with FHLB. As of December 31, 2015, we had outstanding borrowings with the FHLB of $47.0 million. As of September 30, 2016, FHLB had issued letters of credit, on Republic's behalf, totaling $75.0 million against our available credit line. We also established a contingency line of credit of $10.0 million with ACBB to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit at both September 30, 2016 and December 31, 2015.

Investment Securities Portfolio

At September 30, 2016, we identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of our asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of our asset/liability management.  Our investment securities classified as available-for-sale consist primarily of CMOs, MBSs, municipal securities, corporate bonds, ABSs, and CDOs.  Available-for-sale securities totaled $299.4 million and $284.8 million as of September 30, 2016 and December 31, 2015, respectively.  At September 30, 2016, the portfolio had a net unrealized loss of $1.3 million and a net unrealized loss of $4.0 million at December 31, 2015.

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic's commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic's legal lending limit of approximately $20.6 million at September 30, 2016. Individual customers may have several loans often secured by different collateral.

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
Loans, including impaired loans, are generally classified as non-accrual if they are past due as to maturity or payment of interest or principal for a period of more than 90 days, unless such loans are wellsecured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.  Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms.
While a loan is classified as non-accrual or as an impaired loan and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. For non-accrual loans, which have been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior chargeoffs have been fully recovered.

The following table shows information concerning loan delinquency and nonperforming assets as of the dates indicated (dollars in thousands):
	September 30, 2016	December 31, 2015
Loans accruing, but past due 90 days or more	$153	$-
Non-accrual loans	19,338	12,622
Total non-performing loans	19,491	12,622
Other real estate owned	10,271	11,313
Total non-performing assets	$29,762	$23,935

Non-performing loans as a percentage of total loans, net of unearned income(1)	2.06%	1.44%
Non-performing assets as a percentage of total assets	1.72%	1.66%

(1)
Non-performing loans are comprised of (i) loans that are on non-accrual basis and (ii) accruing loans that are 90 days or more past due. Non-performing assets are composed of non-performing loans and other real estate owned.

Non-performing asset balances increased by $5.8 million to $29.8 million as of September 30, 2016 from $23.9 million at December 31, 2015. Non-accrual loans increased $6.7 million to $19.3 million at September 30, 2016, from $12.6 million at December 31, 2015, due primarily to one commercial real estate loan relationship in the amount of $7.3 million which moved from 60 to 89 days past due at December 31, 2015 to non-accrual at September 30, 2016. In addition to non-accrual loans, impaired loans also include loans that are currently performing but potential credit concerns with the borrowers' financial condition have caused management to have doubts as to the ability of such borrowers to continue to comply with present repayment terms. At September 30, 2016 and December 31, 2015, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.
The following table presents our 30 to 89 days past due loans at September 30, 2016 and December 31, 2015.

(dollars in thousands)	September 30, 2016	December 31, 2015
30 to 59 days past due	$-	$2,878
60 to 89 days past due	781	9,315
Total loans 30 to 89 days past due	$781	$12,193

Other Real Estate Owned

 The balance of other real estate owned decreased to $10.2 million at September 30, 2016 from $11.3 million at December 31, 2015.  The following table presents a reconciliation of other real estate owned for the nine months ended September 30, 2016 and the year ended December 31, 2015:

(dollars in thousands)	September 30, 2016	December 31, 2015
Beginning Balance, January 1st	$11,313	$3,715
Additions	866	11,459
Valuation adjustments	(521)	(3,069)
Dispositions	(1,387)	(792)
Ending Balance	$10,271	$11,313

At September 30, 2016, we had no credit exposure to "highly leveraged transactions" as defined by the FDIC.

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

       An analysis of the allowance for loan losses for the nine months ended September 30, 2016 and 2015, and the twelve months ended December 31, 2015 is as follows:

(dollars in thousands)	For the nine months ended September 30, 2016	For the twelve months ended December 31, 2015	For the nine months ended September 30, 2015

Balance at beginning of period	$8,703	$11,536	$11,536
Chargeoffs:
Commercial real estate	-	2,624	2,623
Construction and land development	3	260	222
Commercial and industrial	18	408	325
Owner occupied real estate	954	133	133
Consumer and other	-	-	-
Residential mortgage	-	-	-
Total chargeoffs	975	3,425	3,303
Recoveries:
Commercial real estate	6	4	4
Construction and land development	-	5	5
Commercial and industrial	162	49	48
Owner occupied real estate	-	-	-
Consumer and other	-	34	33
Residential mortgage	-	-	-
Total recoveries	168	92	90
Net chargeoffs	807	3,333	3,213
Provision for loan losses	1,557	500	-
Balance at end of period	$9,453	$8,703	$8,323

Average loans outstanding(1)	$925,110	$820,820	$809,259
As a percent of average loans:(1)
Net chargeoffs (annualized)	0.12%	0.41%	0.53%
Provision for loan losses (annualized)	0.22%	0.06%	-%
Allowance for loan losses	1.02%	1.06%	1.03%
Allowance for loan losses to:
Total loans, net of unearned income	1.00%	0.99%	0.98%
Total nonperforming loans	48.50%	68.95%	54.70%
(1)	Includes non-accruing loans.

We recorded a provision for loan losses of $607,000 for the three month period ended September 30, 2016 and $1.6 million for the nine month period ended September 30, 2016. We did not record a provision for loan losses for the three and nine months ended September 30, 2015. During the first nine months of 2016, there was an increase in the allowance for loans individually evaluated for impairment primarily driven by a single loan relationship that transferred to non-performing status during the second quarter of 2016. A decrease in the appraised value of the collateral supporting this loan relationship drove the need for an increase in the loan loss provision. During the nine months of 2015, there was a decrease in the allowance required for loans collectively evaluated for impairment driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 48.50% at September 30, 2016, compared to 68.95% at December 31, 2015 and 54.70% at September 30, 2015. Total non-performing loans were $19.5 million, $12.6 million and $15.2 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively.  The increase in non-performing loans in 2016 was primarily driven by one loan relationship in the amount of $7.3 million that was transferred to non-performing loans from 60 to 89 past due during the second quarter of 2016.

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

Serious delinquency is often the first indicator of a potential charge-off. Reductions in appraised collateral values and deteriorating financial condition of borrowers and guarantors are factors considered when evaluating potential charge-offs. The likelihood of possible recoveries or improvements in a borrower's financial condition are also assessed when considering a charge-off.  We recorded net charge-offs of $807,000 during the nine month period ended September 30, 2016, compared to net charge-offs of $3.2 million during the nine month period ended September 30, 2015. The higher amount of charge-offs in 2015 was primarily due to a single loan relationship which transferred to other real estate owned during the second quarter of 2015 resulting in a significant charge-off in that period. The provision for loan losses associated with this loan was recorded in a prior period.
Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $2.3 million at September 30, 2016 compared to $3.4 million at December 31, 2015.
The following table provides additional analysis of partially charged-off loans at September 30, 2016 and December 31, 2015.
(dollars in thousands)	September 30, 2016	December 31, 2015
Total nonperforming loans	$19,491	$12,622
Nonperforming and impaired loans with partial charge-offs	2,307	3,431

Ratio of nonperforming loans with partial charge-offs to total loans	0.24%	0.39%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	11.84%	27.18%
Coverage ratio net of nonperforming loans with partial charge-offs	409.75%	253.66%

The Company's charge-off policy is reviewed on an annual basis and updated as necessary.  During the nine month period ended September 30, 2016, there were no changes made to this policy.
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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company's internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2016 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended September 30, 2016.

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
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

       Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation SK for quarterly reports on Form 10Q).

Exhibit Number	Description	Location

3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 8-K filed May 13, 2010

3.2	Amended and Restated Bylaws of Republic First Bancorp, Inc.	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

10.1	Limited Liability Company Purchase Agreement dated July 26, 2016 by and among, Republic First Bank d/b/a Republic Bank and Owners of Oak Mortgage Company, LLC.	Incorporated by reference to Form 8-K filed August 1, 2016

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed herewith

32.1	Section 1350 Certification of Harry D. Madonna	Furnished herewith

32.2	Section 1350 Certification of Frank A. Cavallaro	Furnished herewith

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii)  Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, (v) Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: November 7, 2016	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer (principal executive officer)

Date: November 7, 2016	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)