Form 10-K
period 2016-12-31
REPUBLIC FIRST BANCORP INC
filed 2017-03-10
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  [  ]    NO   [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $139,107,302 based on the last sale price on Nasdaq Global Market on June 30, 2016.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	56,840,764
Title of Class	Number of Shares Outstanding as of March 9, 2017

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

2

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

An important part of that strategic shift toward creating a retail and customer focused bank was the decision in 2010 to rebrand our stores from Republic First Bank to Republic Bank, which had been the name under which we had initially incorporated and operated from 1988-1996.  In support of that rebrand, we also renovated and remodeled the majority of our existing branches which refer to and operate as stores.  Further, we embraced critical service changes that reframed the Republic Bank brand and experience in the eyes of the consumer to include expanded hours, absolutely free checking, free coin counting, no ATM surcharges, mobile banking and much more.

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

Since its inception, the expansion plan has produced strong results and continues to build momentum. Over the last three years we have opened eight new stores using our signature glass building. During 2016, we expanded our store network in Southern New Jersey by opening new locations in Washington Township and Moorestown. We also relocated an existing store to an improved site in Wynnewood, PA in 2016.  There are several other locations in various stages of approval and development for future openings.

During 2016 we also expanded our product offerings through the addition of a residential mortgage lending team. We entered into an agreement to acquire Oak Mortgage Company. The transaction closed in July 2016 and Oak Mortgage became a wholly owned subsidiary of the Bank. Oak Mortgage is headquartered in Marlton, NJ and is licensed to do business in Pennsylvania, Delaware, New Jersey, and Florida providing our customers with new opportunities in the residential lending market. The Oak Mortgage team is a tremendous fit for Republic's commitment to extraordinary customer service and has proven to be a perfect complement to the Bank's network of store locations.

To strengthen our capital position and prepare for the next stage of growth and expansion, we completed a capital raise in the amount of $100 million through a registered direct offering of our common stock in December 2016. At the same time, Vernon W. Hill, II became a member of the Board of Directors and was appointed Chairman of Republic First Bancorp, Inc. He has been a major investor and consultant to Republic since 2008. Mr. Hill is often credited with reinventing the concept of Retail Banking. He was the Founder and Chairman of Commerce Bancorp, a $50 billion Retail Bank headquartered in metro Philadelphia, which grew to 450 locations along the east coast before its sale in 2007. He is also the Founder and Chairman of Metro Bank (UK), which is the first new Retail high street bank opened in Britain since 1840 and in just six years has grown to more than $12 billion in assets and 48 locations.

As of December 31, 2016, the Company had total assets of approximately $1.9 billion, total shareholders' equity of approximately $215.1 million, total deposits of approximately $1.7 billion, net loans receivable of approximately $955.8 million, and net income of $4.9 million. We have one reportable segment: community banking. The community bank segment primarily encompasses the commercial loan and deposit activities of Republic, as well as residential mortgage and other consumer loan products in the area surrounding its stores. We provide banking services through the Bank, and do not presently engage in any activities other than traditional banking activities.

Republic Bank

  Republic is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania, and is subject to examination and comprehensive regulation by the Federal Deposit Insurance Corporation (FDIC) and the Pennsylvania Department of Banking and Securities.  The deposits held by the Bank are insured, up to applicable limits, by the Deposit Insurance Fund of the FDIC.

Service Area / Market Overview

Our primary service area consists of Greater Philadelphia and Southern New Jersey.  We presently conduct our principal banking activities through nineteen branch locations which are commonly referred to as "stores" throughout this document to reflect our retail oriented approach to customer service and convenience.  Eleven of these stores are located in Philadelphia and the surrounding suburbs of Plymouth Meeting, Bala Cynwyd, Wynnewood, Abington, and Media in Pennsylvania.  There are also eight stores located in the Southern New Jersey market in Haddonfield, Cherry Hill, Voorhees, Glassboro, Marlton, Berlin, Washington Township, and Moorestown. Our commercial lending activities extend beyond our primary service area, to include other counties in Pennsylvania and New Jersey, as well as parts of Delaware, Maryland, New York and other out-of-market opportunities. Our residential lending activities also extend outside of our primary service area, to include other counties in Pennsylvania and New Jersey, as well as Delaware and Florida through our subsidiary Oak Mortgage.

Competition

We face substantial competition from other financial institutions in our service area.  Competitors include Wells Fargo, BB&T, Citizens, PNC, Santander, TD Bank and Bank of America, as well as many local community banks.  In addition, we compete directly with savings banks, savings and loan associations, finance companies, credit unions, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders and other institutions for deposits, commercial loans, mortgages and consumer loans, as well as other services.  Competition among financial institutions is based upon a number of factors, including the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credit services, service charges, the convenience of banking facilities, locations and hours of operation and, in the case of loans to larger commercial borrowers, applicable lending limits.  Many of the financial institutions with which we compete have greater financial resources than we do, and offer a wider range of deposit and lending products.

Our legal lending limit to one borrower was approximately $27.0 million at December 31, 2016.  Loans above this amount may be made if the excess over the lending limit is participated to other institutions.  We are subject to potential intensified competition from new branches of established banks in the area as well as new banks that could open in our market area.  There are banks and other financial institutions, which serve surrounding areas, and additional out-of-state financial institutions, which currently, or in the future, may compete in our market. We compete to attract deposits and loan applications both from customers of existing institutions and from customers new to our market and we anticipate a continued increase in competition in our service area.

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

We are members of the STAR™ and PLUS™ automated teller (ATM) networks, and Allpoint - America's Largest Surcharge Free ATM Network which enable us to provide our customers with free access to more than 55,000 ATMs worldwide. We currently have nineteen proprietary ATMs located in our store network.

Our lending activities generally are focused on small and medium sized businesses within the communities that we serve. Commercial real estate loans represent the largest category within our loan portfolio, amounting to approximately 39% of total loans outstanding at December 31, 2016.  Repayment of these loans is, in part, dependent on general economic conditions affecting our customers and various businesses within the community.  As a commercial lender, we are subject to credit risk. Economic and financial conditions could have an adverse effect on the ability of our borrowers to repay their loans. To manage the challenges that the economic environment may present we have adopted a conservative loan classification system, continually review and enhance our allowance for loan loss methodology, and perform a comprehensive review of our loan portfolio on a regular basis.

With the addition of Oak Mortgage Company in 2016, we are now able to offer residential mortgage loan products to customers in Pennsylvania, New Jersey, Delaware, and Florida. A majority of the residential loans originated are currently sold on the secondary market shortly after closing. Oak Mortgage follows the established underwriting policies and guidelines of third party vendors with whom loans are being sold to maintain compliance, but credit risk still exists in the portfolio. Repayment of residential loans held in the portfolio is, in part, dependent on general economic conditions affecting our customers.

Although management follows established underwriting policies and closely monitors loans through Republic's loan review officer, credit risk is still inherent in the portfolio.  The majority of Republic's loan portfolio is collateralized with real estate or other collateral; however, a portion of the commercial portfolio is unsecured, representing loans made to borrowers considered to be of sufficient financial strength to merit unsecured financing.  Republic makes both fixed and variable rate commercial loans with terms typically ranging from one to five years. Variable rate loans are generally tied to the national prime rate of interest.

Store Expansion Plans and Growth Strategy

We will carefully evaluate growth opportunities throughout 2017 and beyond.  Renovation and refurbishment of all existing store locations took place during 2009.  The Bank relocated an existing store to a new improved site in Wynnewood, PA during 2016. We also opened two new stores located in Washington Township and Moorestown, NJ utilizing our new and distinctive prototype building in 2016. The Bank anticipates the continuation of its expansion strategy through the opening of additional new stores in 2017. Relocation of other existing store locations may also occur in the future as we continue to enhance our brand and focus on constantly improving the customer experience. The opening and relocation of these stores is subject to regulatory approval.

The addition of Oak Mortgage as a wholly owned subsidiary in July 2016 provides us with new growth opportunities in the residential lending market. Oak Mortgage is licensed to do business in Pennsylvania, New Jersey, Delaware, and Florida and gives us the ability to serve both new and existing customers throughout our store network.

Securities Portfolio

We maintain an investment securities portfolio.  We purchase investment securities that are in compliance with our investment policies, which are approved annually by our Board of Directors.  The investment policies address such issues as permissible investment categories, credit quality, maturities and concentrations.  At December 31, 2016 and 2015, approximately 86% and 78%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. government debt securities or U.S. government agency issued mortgage-backed securities.  Credit risk associated with these U.S. government debt securities and the U.S. government agency securities is minimal, with risk-based capital weighting factors of 0% and 20%, respectively.  The remainder of the securities portfolio consists of municipal securities, pooled trust preferred securities, corporate bonds, asset-backed securities, and Federal Home Loan Bank (FHLB) capital stock.

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

On February 3, 2017, President Trump signed an executive order calling for the Secretary of Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council,  to review existing U.S. financial laws and regulations, including the Dodd-Frank Act, in order to determine whether they promote a set of "core principles" of financial policy. The core financial principles identified in the executive order include the following: empowering Americans to make independent financial decisions and informed choices in the marketplace, save for retirement, and build individual wealth; preventing taxpayer-funded bailouts; fostering economic growth and vibrant financial markets through more rigorous regulatory impact analysis that addresses systemic risk and market failures, such as moral hazard and information asymmetry; enabling American companies to be competitive with foreign firms in domestic and foreign markets; advancing American interests in international financial regulatory negotiations and meetings; making regulation efficient, effective and appropriately tailored; and restoring public accountability within Federal financial regulatory agencies and rationalizing the Federal financial regulatory framework.  The executive order does not specifically identify any existing laws or regulations considered to be inconsistent with the core principles.  There can be no assurance that any changes to existing law or regulation will be implemented as a result of the executive order or, if implemented, the extent to which such changes may impact our business, financial condition or results of operations.

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

Regulatory Restrictions on Dividends

Dividend payments by Republic to the holding company are subject to the Pennsylvania Banking Code of 1965 ("Banking Code") and the Federal Deposit Insurance Act ("FDIA"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under the Banking Code, Republic would be limited to $23.9 million of dividends payable plus an additional amount equal to its net profit for 2017, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios as discussed in "Capital Adequacy".

Federal regulatory authorities have adopted standards for the maintenance of adequate levels of regulatory capital by banks. Adherence to such standards further limits the ability of Republic to pay dividends to us.

Dividend Policy

We have not paid any cash dividends on our common stock, and have no plans to pay any cash dividends in 2017 or in the foreseeable future.  See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Form 10-K for more information.

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
The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain.  Common equity Tier 1 capital generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interest in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions.  Tier 1 capital for banks and bank holding companies generally consists of the sum of common equity Tier 1 elements, non-cumulative perpetual preferred stock, and related surplus in certain cases and subject to limitations, minority interests in consolidated subsidiaries that do not qualify as common equity Tier 1 capital, less certain deductions.  Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses.  The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital.  Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 capital, subject to limitations.  However, the Federal Reserve's capital rule applicable to bank holding companies permanently grandfathers non-qualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital.  In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in Tier 1 capital; however, we were permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. We have made this election.

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
The new capital to risk-adjusted assets requirements (which includes the impact of the capital conservation buffer effective January 1, 2017) are as follows:
	Minimum Capital
	Effective January 1,		Well
	2016	2017	Capitalized
Common equity tier 1 capital ratio	5.125%	5.75%	6.5%
Tier 1 capital ratio	6.625%	7.25%	8.0%
Total capital ratio	8.625%	9.25%	10.0%

Republic is considered "well capitalized" under the FDIC's prompt corrective action rules and the Company is considered "well capitalized" under the Federal Reserve's rules applicable to bank holding companies.

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

Employees

As of December 31, 2016, we had a total of 306 full-time equivalent employees.

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
Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner.  Lending money is a significant part of the banking business.  Borrowers, however, do not always repay their loans.  The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan, and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors.  Despite our efforts, we do and will experience loan losses, and our financial condition and results of operations will be adversely affected. Our non-performing assets were approximately $29.1 million at December 31, 2016.  Our allowance for loan losses was approximately $9.2 million at December 31, 2016. Our loans between thirty and eighty-nine days delinquent totaled $1.1 million at December 31, 2016.

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
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, require our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods.  Critical estimates are made by management in determining, among other things, the allowance for loan losses, carrying values of other real estate owned, assessment of other than temporary impairment ("OTTI") of investment securities, fair value of financial instruments, and the realization of deferred income taxes.  If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially adversely affected.
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

Economic pressure on consumers and businesses and any resulting lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.  A worsening of current economic conditions would likely exacerbate the adverse effects of market conditions on us and others in the industry.  In particular, we may face the following risks in connection with these events:

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
As of December 31, 2016, we had approximately $24.0 million of U.S. Federal net operating loss carryforwards, referred to as "NOLs," available to reduce taxable income in future years.
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
In addition, the ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs may expire before we generate sufficient taxable income. There were no NOLs that expired in the fiscal years ended December 31, 2016 and December 31, 2015. There are no NOLs that could expire if not utilized for the year ending December 31, 2017.
Our assets as of December 31, 2016 included a deferred tax asset and we may not be able to realize the full amount of such asset.
We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2016, the net deferred tax asset was approximately $9.2 million, compared to a balance of approximately $6.5 million at December 31, 2015.
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
Based on the analysis of the available positive and negative evidence, we determined that a valuation allowance should be recorded as of December 31, 2016. We did not use projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor to project recoverability of the deferred tax asset balance.   We will exclude future taxable income as a factor until we can show increasing and sustainable profitability. The release of this valuation allowance would have a positive impact on future earnings.  There can be no assurance as to when we could be in a position to recapture the benefits of our deferred tax asset.  Further discussion on the analysis of our deferred tax asset can be found in the "Provision (Benefit) for Income Taxes" section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Potential acquisitions may disrupt the Company's business and dilute shareholder value.

We regularly evaluate opportunities to acquire and invest in banks and in other complementary businesses. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity and capital structure. Our acquisition activities could be material to us. For example, we could issue additional shares of common stock in a purchase transaction, which could dilute current shareholders'ownership interest. These activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill would not impact cash flow, tangible capital or liquidity but would decrease shareholders' equity.

Our acquisition activities could involve a number of additional risks, including the risks of:

•	incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions;

•	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or its assets;

•	the time and expense required to integrate the operations and personnel of the combined businesses;

•	creating an adverse short-term effect on our results of operations; and

•	losing key employees and customers as a result of an acquisition that is poorly conceived.

We may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions. Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value.

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
Federal banking regulators require us, and Republic, to maintain capital to support our operations.  Regulatory capital ratios are defined and required ratios are established by laws and regulations promulgated by banking regulatory agencies.  At December 31, 2016, our regulatory capital ratios were above "well capitalized" levels under current bank regulatory guidelines. To be "well capitalized," banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Common Equity Tier 1 ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%. Regulators, however, may require us, or Republic, to maintain higher regulatory capital ratios.

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

Our common stock is currently traded on the Nasdaq Global Market.  During 2016, the average daily trading volume for our common stock was approximately 98,200 shares.  Sales of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

Our common stock is subordinate to our existing and future indebtedness and any preferred stock and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.

Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the prior dividend and liquidation rights of holders of any classes or series of preferred stock that our Board of Directors may designate and issue without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries' liquidation or reorganization is subject to the prior claims of that subsidiary's creditors and preferred shareholders. As of December 31, 2016, we had $21.9 million of outstanding debt.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management's report on internal control over financial reporting. While we have reported no material weaknesses in the Form 10-K for the fiscal year ended December 31, 2016, we cannot guarantee that we will not have any material weaknesses in the future.

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

Item 1B:  Unresolved Staff Comments

None.

Item 2:  Description of Properties

The Company currently has twenty lease agreements that expire on various dates in the future. Six of the leased locations are utilized as back-office support locations, operations centers, loan production offices, training facilities and the Company's corporate headquarters.  The other fourteen leased properties are for store locations, twelve of which are open and operating today and two which will be opened in the future. The spaces covered by these leases range in square footage from approximately 800 square feet to 40,000 square feet.  Please see Note 11 "Commitments and Contingencies" to the Consolidated Financial Statements for further information regarding the leases.  In addition, the Company owns eight properties utilized for store locations.  Seven of the stores are open and operating today, one is scheduled to begin construction during 2017.  Management believes these facilities are adequate to meet the Company's present and immediately foreseeable needs from a real estate perspective.

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

PART II

Item 5:  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Shares of the Company's class of common stock are listed on the Nasdaq Global Market under the symbol "FRBK."  The table below sets forth the high and low sales prices reported for the common stock on the Nasdaq Global Market for the periods indicated.   As of March 8, 2017, there were approximately 2,300 record holders of the Company's common stock.  On March 9, 2017, the closing price of a share of common stock on The Nasdaq Stock Market LLC was $8.18.

Quarter	High	Low
2016:
4th	$ 9.15	$ 3.70
3rd	$ 4.52	$ 4.00
2nd	$ 4.84	$ 3.91
1st	$ 4.45	$ 3.84

2015:
4th	$ 4.67	$ 3.53
3rd	$ 4.03	$ 3.32
2nd	$ 3.73	$ 3.36
1st	$ 3.94	$ 3.27

Dividend Policy

The Company has not paid any cash dividends on its common stock and has no plans to pay cash dividends during 2017.  The Company's ability to pay dividends depends primarily on receipt of dividends from the Company's subsidiary, Republic.  Dividend payments from Republic are subject to legal and regulatory limitations.  The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.

Item 6:  Selected Financial Data

	As of or for the Years Ended December 31,
(dollars in thousands, except per share data)	2016	2015	2014	2013	2012

INCOME STATEMENT DATA
Total interest income	$54,227	$45,436	$40,473	$37,205	$38,260
Total interest expense	6,863	5,381	4,644	4,590	6,366
Net interest income	47,364	40,055	35,829	32,615	31,894
Provision for loan losses	1,557	500	900	4,935	1,350
Non-interest income	15,312	9,943	8,017	9,216	8,828
Non-interest expenses	56,293	47,091	40,550	40,411	35,902
Income (loss) before benefit for income taxes	4,826	2,407	2,396	(3,515)	3,470
Benefit for income taxes	(119)	(26)	(46)	(35)	(144)
Net income (loss)	$4,945	$2,433	$2,442	$(3,480)	$3,614

PER SHARE DATA
Basic earnings (loss) per share	$0.13	$0.06	$0.07	$(0.13)	$0.14
Diluted earnings (loss) per share	$0.12	$0.06	$0.07	$(0.13)	$0.14
Book value per share	$3.79	$3.00	$2.98	$2.42	$2.69
Tangible book value per share	$3.70	$3.00	$2.98	$2.42	$2.69

BALANCE SHEET DATA
Total assets	$1,923,931	$1,438,824	$1,214,598	$961,665	$988,658
Total loans, net	955,817	866,066	770,404	667,048	608,359
Total investment securities	803,604	460,131	254,402	206,482	193,142
Total deposits	1,677,670	1,249,298	1,072,230	869,534	889,201
Short-term borrowings	-	47,000	-	-	-
Subordinated debt	21,881	21,857	22,476	22,476	22,476
Total shareholders' equity	215,053	113,375	112,811	62,899	69,902

PERFORMANCE RATIOS
Return on average assets	0.30%	0.19%	0.23%	(0.37)%	0.37%
Return on average shareholders' equity	3.97%	2.14%	2.51%	(5.07)%	5.36%
Net interest margin	3.14%	3.29%	3.56%	3.66%	3.53%
Total non-interest expenses as a percentage of average assets	3.45%	3.59%	3.80%	4.25%	3.70%

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of loans	0.95%	0.99%	1.48%	1.81%	1.54%
Allowance for loan losses as a percentage of non-performing loans	48.45%	68.95%	53.81%	117.69%	59.46%
Non-performing loans as a percentage of total loans	1.96%	1.44%	2.74%	1.53%	2.60%
Non-performing assets as a percentage of total assets	1.51%	1.66%	2.07%	1.51%	2.52%
Net charge-offs as a percentage of average loans, net	0.12%	0.41%	0.22%	0.35%	0.63%

LIQUIDITY AND CAPITAL RATIOS
Average equity to average assets	7.63%	8.67%	9.12%	7.22%	6.95%
Leverage ratio	12.74%	9.65%	11.23%	8.59%	9.01%
CET 1 capital to risk-weighted assets	16.59%	10.42%	-	-	-
Tier 1 capital to risk-weighted assets	18.28%	12.40%	13.88%	10.28%	11.48%
Total capital to risk-weighted assets	18.99%	13.19%	15.10%	11.53%	12.73%

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

Executive Summary

We continued to make great progress with "The Power of Red is Back" expansion campaign in 2016.  We are successfully expanding our presence in the Philadelphia region through the addition of new stores and the development of new customer relationships. During 2016 we welcomed thousands of new customers into our stores and won them over with extraordinary service. The growth in asset, loan and deposit balances clearly demonstrates our ongoing success with this strategy. While we continue to make significant investments to build a new bank, we are very pleased with our ability to improve profitability as we move forward with our growth plan.

In 2016, we also announced the addition of Vernon W. Hill, II to the Board of Directors. He will serve as Chairman of the Company. Mr. Hill is often credited with reinventing the concept of Retail Banking as the Founder and Chairman of Commerce Bank, a $50 billion financial institution that grew to more than 450 locations primarily in the northeastern corridor of the U.S. More recently, Mr. Hill has achieved significant success with his Retail Banking concept as the Founder and Chairman of Metro Bank in the U.K. which has grown to 48 locations and over $12 billion assets in just six years. Mr. Hill has been a major investor and consultant to Republic Bank for the last several years.  His appointment as Chairman reinforces our commitment to our growth and expansion plan based on creating a legendary, emotional brand by turning customers into Fans.

During 2016, we also expanded our product offerings through the addition of a residential mortgage lending team. In July 2016, we acquired Oak Mortgage Company. Oak Mortgage is headquartered in Marlton, NJ and is licensed to do business in Pennsylvania, Delaware, New Jersey, and Florida providing our customers with new opportunities in the residential lending market. The Oak Mortgage team is an important addition to the Republic Team which is committed to extraordinary customer service and has proven to be a perfect complement to the Bank's network of store locations.

Additional highlights for the year ended December 31, 2016 include the following accomplishments:

•
We completed a $100 million common stock offering during the fourth quarter of 2016. As a result, shareholders' equity increased to $215.1 million as of December 31, 2016 compared to $113.4 million as of December 31, 2015. This capital raise will allow us to execute our aggressive expansion plan over the next several years.

•
New stores were opened in Washington Township and Moorestown, NJ during 2016 bringing the total store count to nineteen. We also opened a prototype store at a prime location in Wynnewood, PA where we relocated our store from nearby Ardmore.  We ended the year with a store under construction in Cherry Hill, NJ which is scheduled to be completed in early 2017 and ground will soon be broken on sites in Medford, Sicklerville and Fairless Hills.  There are also several additional sites in various stages of approval and development for future store locations.

•
New stores opened since the beginning of the "Power of Red is Back" expansion campaign in 2014 are currently growing deposits at an average rate of $38 million per year, while the average deposit growth for all stores over the last twelve months was approximately $23 million per store.

•	Total revenue grew by 25% during 2016, while non-interest expenses grew at a rate of 20%.

•
Net income increased by 103% to $4.9 million, or $0.12 per diluted share, for the twelve months ended December 31, 2016 compared to $2.4 million, or $0.06 per diluted share, for the twelve months ended December 31, 2015. We continue to open new stores and increase net income despite the additional costs associated with the expansion strategy. The acquisition of Oak Mortgage has also contributed to improved earnings.

•	Total assets increased by $485 million, or 34%, to $1.9 billion as of December 31, 2016 compared to $1.4 billion as of December 31, 2015.

•	Total deposits increased by $428 million, or 34%, to $1.7 billion as of December 31, 2016 compared to $1.2 billion as of December 31, 2015.

•	Total loans grew $90 million, or 10%, to $965 million as of December 31, 2016 compared to $875 million at December 31, 2015.

•
SBA lending continued to be an important part of our lending strategy. More than $70 million in new SBA loans were originated during the year ended December 31, 2016. Our team is currently ranked as the #1 SBA lender in the New Jersey and southeastern Pennsylvania market based on the dollar volume of loan originations.

•	Our Total Risk-Based Capital ratio was 18.99% and Tier I Leverage Ratio was 12.74% at December 31, 2016.

•	Book value per common share increased to $3.79 as of December 31, 2016 compared to $3.00 per share as of December 31, 2015.

Non-GAAP Based Financial Measures

Our selected financial data contains a non-GAAP financial measure calculated using non-GAAP amounts.  This measure is tangible book value per common share. Tangible book value per share adjusts the numerator by the amount of Goodwill and Other Intangible Assets (reduction of Shareholders' Equity).  Management uses non-GAAP measures to present historical periods comparable to the current period presentation.  In addition, management believes the use of non-GAAP measures provides additional clarity when assessing our financial results and use of equity.  Disclosures of this type should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

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

We have identified the policies related to the allowance for loan losses, other-than-temporary impairment of securities, loans receivable, mortgage loans held for sale, interest rate lock commitments, forward loan sale commitments, goodwill, other real estate owned, and deferred income taxes as being critical.

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

Mortgage Banking Activities and Mortgage Loans Held for Sale - Loans held for sale are originated and held until sold to permanent investors. In 2016, management elected to adopt the fair value option in accordance with FASB Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, and record loans held for sale at fair value.

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

 Interest Rate Lock Commitments - Mortgage loan commitments known as interest rate locks that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance FASB ASC 815, Derivatives and Hedging. Loan commitments that are derivatives are recognized at fair value on the balance sheet as other assets and as other liabilities with changes in their fair values recorded as mortgage banking income in non-interest income in the statements of income. Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. Republic is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Republic uses best efforts commitments to substantially eliminate these risks. The valuation of the IRLCs issued by Republic includes the value of the servicing released premium. Republic sells loans servicing released, and the servicing released premium is included in the market price. See Note 24 Derivatives and Risk Management Activities.

Forward Loan Sale Commitments - Forward loan sale commitments are commitments to sell individual mortgage loans at a fixed price to an investor at a future date. Forward loan sale commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle the derivative financial instrument at the balance sheet date. Gross derivative assets and liabilities are recorded as other assets and other liabilities with changes in fair value during the period recorded as mortgage banking income in non-interest income in the statements of income.

Goodwill - Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is recognized as an asset and is to be reviewed for impairment annually as of July 31 and between annual tests when events and circumstances indicate that impairment may have occurred. Impairment is a condition that exists when the carrying amount of goodwill exceeds its implied fair value. A qualitative factor test can be performed to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the results of the qualitative review indicate that it is unlikely (less than 50% probability) that the carrying value of the reporting unit exceeds its fair value, no further evaluation needs to be performed. There was $5.0 million of goodwill at December 31, 2016 and $0 at December 31, 2015.

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

Results of Operations

For the year ended December 31, 2016 as compared to the year ended December 31, 2015

We reported net income of $4.9 million, or $0.12 per diluted share, for the twelve months ended December 31, 2016 compared to net income of $2.4 million, or $0.06 per diluted share, for the twelve months ended December 31, 2015. The increase in net income was primarily driven by growth in interest-earning assets along with earnings of the residential mortgage lending team which was acquired during the third quarter of 2016.
Net interest income for the twelve months ended December 31, 2016 increased $7.3 million to $47.4 million as compared to $40.1 million for the twelve months ended December 31, 2015. Interest income increased $8.8 million, or 19.3%, due primarily to an increase in average loans receivable and investment securities balances. Interest expense increased $1.5 million, or 27.5%, primarily due to an increase in average deposit balances.
We recorded a loan loss provision in the amount of $1.6 million for the twelve months ended December 31, 2016 compared to a provision of $500,000 during the twelve months ended December 31, 2015. The higher provision recorded for the twelve months ended December 31, 2016 was driven by an increase in the allowance required for loans individually evaluated for impairment in 2016.
Non-interest income increased $5.4 million to $15.3 million during the twelve months ended December 31, 2016 as compared to $9.9 million during the twelve months ended December 31, 2015 primarily driven by gains on the sale of residential mortgage loans and SBA loans, partially offset by legal settlements recorded during the twelve months ended December 31, 2015.
Non-interest expenses increased $9.2 million to $56.3 million during the twelve months ended December 31, 2016 as compared to $47.1 million during the twelve months ended December 31, 2015.  The increase was primarily driven by higher salaries, employee benefits, occupancy and equipment expenses associated with the addition of new stores related to our expansion strategy which we refer to as "The Power of Red is Back", as well as, the addition of Oak Mortgage in 2016.

Return on average assets and average equity from continuing operations were 0.30% and 3.97%, respectively, during the twelve months ended December 31, 2016 compared to 0.19% and 2.14%, respectively, for the twelve months ended December 31, 2015.

Average Balances and Net Interest Income

Historically, our earnings have depended primarily upon Republic's net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods average assets, liabilities, and shareholders' equity, interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and Republic's net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency, using a rate of 35% in 2016, 2015, and 2014.

Average Balances and Net Interest Income

	For the Year Ended December 31, 2016			For the Year Ended December 31, 2015			For the Year Ended December 31, 2014
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest earning assets	$92,452	$473	0.51%	$106,876	$278	0.26%	$75,593	$187	0.25%
Investment securities and restricted stock	506,545	12,346	2.44%	309,018	7,692	2.49%	217,939	5,613	2.58%
Loans receivable	936,492	42,304	4.52%	820,820	38,072	4.64%	724,231	35,052	4.84%
Total interest-earning assets	1,535,489	55,123	3.59%	1,236,714	46,042	3.72%	1,017,763	40,852	4.01%
Other assets	96,902			73,873			49,647
Total assets	$1,632,391			$1,310,587			$1,067,410

Interest bearing liabilities:
Demand – non-interest bearing	$284,326			$235,810			$189,810
Demand – interest bearing	510,745	2,088	0.41%	349,055	1,401	0.40%	233,693	888	0.38%
Money market & savings	586,750	2,639	0.45%	508,846	2,170	0.43%	439,484	1,929	0.44%
Time deposits	89,713	942	1.05%	73,819	695	0.94%	78,073	719	0.92%
Total deposits	1,471,534	5,669	0.39%	1,167,530	4,266	0.37%	941,060	3,536	0.38%
Total interest bearing deposits	1,187,208	5,669	0.48%	931,720	4,266	0.46%	751,250	3,536	0.47%
Other borrowings	27,471	1,194	4.35%	22,008	1,115	5.07%	21,875	1,108	5.07%
Total interest-bearing liabilities	1,214,679	6,863	0.57%	953,728	5,381	0.56%	773,125	4,644	0.60%
Total deposits and other borrowings	1,499,005	6,863	0.46%	1,189,538	5,381	0.45%	962,935	4,644	0.48%
Non-interest bearing other liabilities	8,867			7,340			7,084
Shareholders' equity	124,519			113,709			97,391
Total liabilities and shareholders' equity	$1,632,391			$1,310,587			$1,067,410

Net interest income(2)		$48,260			$40,661			$36,208
Net interest spread			3.02%			3.16%			3.41%
Net interest margin(2)			3.14%			3.29%			3.56%

(1) Yields on investments are calculated based on amortized cost.
(2) Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $896, $606, and $379 in 2016, 2015, and 2014, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	Year ended December 31, 2016 vs. 2015			Year ended December 31, 2015 vs. 2014
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$(74)	$269	$195	$81	$10	$91
Securities	4,814	(160)	4,654	2,267	(188)	2,079
Loans	5,180	(948)	4,232	4,448	(1,428)	3,020
Total interest-earning assets	9,920	(839)	9,081	6,796	(1,606)	5,190

Interest expense:
Deposits
Interest-bearing demand deposits	$661	$26	$687	$463	$50	$513
Money market and savings	348	121	469	293	(52)	241
Time deposits	167	80	247	(40)	16	(24)
Total deposit interest expense	1,176	227	1,403	716	14	730
Other borrowings	33	46	79	-	7	7
Total interest expense	1,209	273	1,482	716	21	737
Net interest income	$8,711	$(1,112)	$7,599	$6,080	$(1,627)	$4,453

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, for the twelve months of 2016 increased by $7.6 million, or 18.7%, over the same period in 2015. Interest income on interest-earning assets totaled $55.1 million for the twelve months of 2016, an increase of $9.1 million, compared to the same period in 2015. The increase in interest income earned was the result of an increase in the average balance of loans receivable and investment securities that helped to offset a 12 bp decrease in the yield on loans receivable. Total interest expense for the twelve months of 2016 increased $1.5 million, or 27.5%, to $6.9 million from $5.4 million over the same period in 2015. Interest expense on deposits increased by $1.4 million, or 32.9%, for the twelve months of 2016 versus the same period of 2015. Interest expense on other borrowings increased by $79,000 for the twelve months of 2016 compared to the same period in 2015.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.02% during the twelve months of 2016 versus 3.16% during the twelve months of 2015. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets.  For the twelve months of 2016 and 2015, the fully tax-equivalent net interest margin was 3.14% and 3.29%, respectively.  The net interest margin for the year ending December 31, 2016 decreased primarily as a result of a decrease in the yield on loans receivable.

Provision for Loan Losses

We recorded a provision for loan losses in the amount of $1.6 million for the twelve months ended December 31, 2016 compared to a $500,000 provision for the twelve months ended December 31, 2016. The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.

The provision recorded for the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015 increased primarily as a result of a single loan relationship that moved to non-accrual status during 2016. This resulted in an increase in the allowance for loan losses individually evaluated for impairment.
Non-Interest Income

Total noninterest income for the twelve months of 2016 increased by $5.4 million, or 54.0%, from the same period in 2015. Mortgage banking income totaled $5.1 million during 2016 primarily due to gains on the sale of residential mortgage loans of $4.7 million originated through Oak Mortgage which was acquired by us in 2016.  Gains on the sale of SBA loans totaled $5.0 million during 2016 compared to $3.1 million in the same period of 2015. We recognized gains of $656,000 on the sale of securities during 2016 compared to gains of $108,000 on sales of securities in 2015. Service charges, fees, and other operating income totaled $4.8 million for 2016 which represents an increase of $602,000 compared to 2015. This increase was driven by growth in customer deposit accounts and transaction volume. In 2015, we recorded a $2.6 million insurance settlement which was related to a claim against a corporate insurance policy originally submitted in 2010.

Non-Interest Expenses

In 2016, noninterest expenses increased by $9.2 million, or 19.5%, compared to 2015. An explanation of changes in noninterest expenses for certain categories is presented in the following paragraphs.

Salary expenses and employee benefits in 2016 were $28.6 million, an increase of $6.1 million, or 27.2%, compared to 2015 primarily driven by annual merit increases along with increased staffing levels related to our aggressive growth strategy of adding and relocating stores, which we refer to as "The Power of Red is Back." There were nineteen stores open as of December 31, 2016 compared to seventeen stores open at December 31, 2015.  The addition of Oak Mortgage in July 2016 also contributed to the increase in salary and employee benefits.

Occupancy related expenses increased by $1.2 million, or 23.9%, and depreciation and amortization expense increased by $438,000, or 14.2%, in 2016 compared to 2015, also as a result of our growth and relocation strategy.

Other real estate owned expenses totaled $2.2 million during 2016, a decrease of $2.1 million, when compared to 2015 primarily due to a reduction in writedowns on foreclosed assets held in other real estate owned.

All other noninterest expenses for the twelve months of 2016 increased $3.5 million compared to the same period last year. This increase was mainly attributable to the addition of expenses related to the residential mortgage loan operations of Oak Mortgage.  Increases in data processing expenses, fraud losses associated with debit cards, charitable contributions, professional fees, transaction fees, insurance, regulatory assessment and advertising expense resulting from our growth strategy also contributed to the growth in other operating expenses.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expense. For the twelve month period ended December 31, 2016, the ratio equaled 2.51% compared to 2.83% for the twelve month period ended December 31, 2015, respectively.  The decline in this ratio was mainly due to higher average assets related to our growth strategy of adding and relocating stores.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. The efficiency ratio equaled 89.8% for the twelve months of 2016, compared to 94.2% for the twelve months of 2015. The decrease for the twelve months ended December 31, 2016 versus December 31, 2015 was due to both net interest income and noninterest income increasing at a faster rate than noninterest expenses.

Provision (Benefit) for Income Taxes

We recorded a benefit for income taxes of $119,000 for the twelve months ended December 31, 2016, compared to a $26,000 benefit for the twelve months ended December 31, 2015.  The $119,000 benefit recorded during the twelve months of 2016 was the net result of an estimated tax provision in the amount of $1.2 million calculated on the net profit generated during the period using our normal estimated tax rate, offset by an adjustment to the deferred tax asset valuation allowance in the amount of $1.3 million.  The effective tax rates for the twelve month periods ended December 31, 2016 and 2015 were 25% and 38%, respectively, excluding an adjustment to the deferred tax asset valuation allowance.

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

In assessing the need for a valuation allowance, we carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified.  Based on the analysis of available positive and negative evidence, we determined that a valuation allowance should be recorded as of December 31, 2016 and December 31, 2015.

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

The net deferred tax asset balance before consideration of a valuation allowance was $21.4 million as of December 31, 2016 and $20.2 million as of December 31, 2015.  After assessment of all available tax planning strategies, we determined that a partial valuation allowance in the amount of $12.2 million as of December 31, 2016 and $13.7 million as of December 31, 2015 should be recorded.

The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.  When the determination is made that a valuation allowance is no longer required, it will be reduced accordingly resulting in a corresponding increase in net income.

Net Income and Net Income per Common Share

Net income for the twelve month period ended December 31, 2016 was $4.9 million, an increase of $2.5 million compared to $2.4 million for the twelve month period ended December 31, 2015. For the twelve month period ended December 31, 2016, basic and fully-diluted net income per common share were $0.13 and $0.12, respectively, compared to basic and fully-diluted net income per common share of $0.06 for the twelve month period ended December 31, 2015.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. The ROA for the twelve month periods ended December 31, 2016 and 2015 was 0.30% and 0.19%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE for the twelve month period ended December 31, 2016 was 3.97%, compared to 2.14% for the twelve month period ended December 31, 2015.

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

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expense. For the twelve month period ended December 31, 2015, the ratio equaled 2.83% compared to 3.05% for the twelve month period ended December 31, 2014, respectively, reflecting higher average assets related to our growth strategy.

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

Financial Condition

December 31, 2016 compared to December 31, 2015

Total assets increased by $485.1 million to $1.9 billion at December 31, 2016, compared to $1.4 billion at December 31, 2015.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount in these three categories increased by $7.4 million to $34.6 million at December 31, 2016, from $27.1 million at December 31, 2015.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration ("SBA") which we usually originate with the intention of selling in the future and residential mortgage loans originated by Republic's subsidiary, Oak Mortgage, which we also intend to sell in the future. Total SBA loans held for sale were $4.2 million at December 31, 2016 compared to $3.7 million at December 31, 2015.  Residential mortgage loans held for sale totaled $23.9 million at December 31, 2016. Loans held for sale, as a percentage of our total assets, were less than 1.5% at December 31, 2016.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $27.0 million at December 31, 2016. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit. There were no loans in excess of the legal lending limit at December 31, 2016.  An $18.0 million threshold, which amounts to approximately 10% of total regulatory capital, reflects an additional internal monitoring guideline.  There were no such relationships in excess of $18.0 million at December 31, 2016.

Loans increased $90.2 million, or 10%, to $965.0 million at December 31, 2016, versus $874.8 million at December 31, 2015.  This growth was the result of an increase in loan demand in the owner occupied real estate, commercial real estate, consumer, construction and development, and residential categories driven by the successful execution of our relationship banking strategy which focuses on customer service.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), municipal securities, corporate bonds, asset-backed securities (ABS), and pooled trust preferred securities (CDO).  Available-for-sale securities totaled $369.7 million at December 31, 2016, compared to $284.8 million at December 31, 2015. The increase was primarily due to the purchase of available-for-sale securities totaling $207.5 million partially offset by sales and pay downs of securities totaling $115.6 million during 2016. At December 31, 2016, the portfolio had a net unrealized loss of $10.7 million compared to a net unrealized loss of $4.0 million at December 31, 2015.  The change in value of the investment portfolio was driven by an increase in market interest rates which drove a decrease in value of the securities held in our portfolio during 2016.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (SBIC) and Small Business Administration (SBA) bonds, CMO's and MBS's. The fair value of securities held-to-maturity totaled $425.2 million and $171.8 million at December 31, 2016 and December 31, 2015, respectively. The increase was due to the purchase of $294.2 million of held-to-maturity securities partially offset by pay downs of securities totaling $33.2 million during 2016.

Restricted Stock

 Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of December 31, 2016 and December 31, 2015.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh ("FHLB") and Atlantic Community Bankers Bank ("ACBB").

At December 31, 2016 and December 31, 2015, the investment in FHLB stock totaled $1.2 million and $2.9 million, respectively.  The decrease was due to a short-term borrowing from FHLB at December 31, 2015 which resulted in a higher required investment as of that date.  At both December 31, 2016 and December 31, 2015, ACBB stock totaled $143,000.

Other Real Estate Owned

The balance of other real estate owned decreased to $10.2 million at December 31, 2016 from $11.3 million at December 31, 2015, primarily due to sales totaling $1.4 million in the current year.

Goodwill

Goodwill resulting from the acquisition of Oak Mortgage in July 2016 amounted to $5.0 million at December 31, 2016.  There was no goodwill recorded at December 31, 2015.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic's major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $428.4 million to $1.7 billion at December 31, 2016, from $1.2 billion at December 31, 2015.  The increase was the result of growth across all deposit categories, led by a significant rise in demand deposit balances. We constantly focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction.  We are also in the midst of an aggressive expansion and relocation plan which we refer to as "The Power of Red is Back".  Over the last three years, we have opened nine new store locations and have several more in various stages of construction and development.  This strategy has also allowed us to nearly eliminate our dependence upon the more volatile sources of funding found in brokered and public fund certificates of deposit.

Short-term Borrowings

As of December 31, 2016, there were no short-term borrowings from FHLB compared to $47.0 million at December 31, 2015. The decrease in borrowings was the result of a temporary outflow of deposits at the end of the year in 2015, which returned in the early part of 2016.

Shareholders' Equity

Total shareholders' equity increased $101.7 million to $215.1 million at December 31, 2016, compared to $113.4 million at December 31, 2015. We completed a capital raise in the amount of $100 million through a registered direct offering of our common stock in a private placement offering in December 2016.

Investment Securities Portfolio

Republic's investment securities portfolio is intended to provide liquidity and contribute to earnings while diversifying credit risk. We attempt to maximize earnings while minimizing our exposure to interest rate risk. The securities portfolio consists primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), corporate bonds, municipal securities, asset-backed securities (ABS), pooled trust preferred securities (CDO), and U.S. Government agency Small Business Investment Company bonds (SBIC) and Small Business Administration (SBA) bonds. Our ALCO committee monitors and reviews all security purchases.

A summary of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2016, 2015, and 2014 is as follows:

	At December 31,
(dollars in thousands)	2016	2015	2014
Available for sale
Collateralized mortgage obligations	$230,252	$180,795	$98,626
Agency mortgage-backed securities	37,973	10,073	13,271
Municipal securities	26,825	22,814	15,784
Corporate bonds	66,718	54,294	33,840
Asset-backed securities	15,565	17,631	18,353
Trust preferred securities	3,063	3,070	5,261
Other securities	-	115	115
Total amortized cost of securities	$380,396	$288,792	$185,250

Total fair value of investment securities	$369,739	$284,795	$185,379

Held to maturity
U.S. Government agencies	$98,538	$17,067	$1
Collateralized mortgage obligations	202,990	146,458	67,845
Agency mortgage-backed securities	129,951	7,732	-
Other securities	1,020	1,020	20
Total amortized cost of securities	$432,499	$172,277	$67,866

Total fair value of investment securities	$425,183	$171,845	$68,253

The strong growth in deposit balances during 2016, 2015, and 2014 has resulted in a corresponding increase in interest earning assets.  A capital raise in the amount of $100 million completed in December 2016 also contributed to the growth of interest earning assets during the current year. The total amortized cost of the investment securities portfolio has grown to $812.9 million at December 31, 2016 compared to $461.1 million at December 31, 2015 and $253.1 million at December 31, 2014.  Investment securities represented 42% of total assets at December 31, 2016 and 32% of total assets at December 31, 2015.  We evaluate our investment securities portfolio on a continual basis in light of the interest rate environment and changing market conditions and when appropriate, take necessary actions to improve and enhance our overall positioning.  We consider the portfolio to be well structured and of high quality. At December 31, 2016, 86% of the portfolio consisted of U.S. government agency securities which were rated Aaa /AA+ by the major credit rating agencies.

       The investment securities portfolio includes securities classified as both available for sale and held to maturity. During 2016 and 2015, we designated a portion of our securities portfolio as held to maturity based our intent and ability to hold those securities until they mature.

       The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates rise and increases when interest rates fall. In addition, the fair value generally decreases when credit spreads widen and increases when credit spreads tighten. Net unrealized losses in the total investment securities portfolio increased to $18.0 million at December 31, 2016 compared to net unrealized losses of $4.4 million at December 31, 2015 as a result of a rise in interest rates in 2016. The comparable amounts for the securities classified as available for sale were unrealized losses of $10.7 million at December 31, 2016 and unrealized gains of $4.0 million at December 31, 2015.

No single issuer of securities (excluding government agencies) in the portfolio exceeded more than 10% of shareholders' equity at December 31, 2016. No single issuer of securities (excluding government agencies) in the portfolio exceeded more than 10% of shareholders' equity at December 31, 2015 with the exception of corporate bonds issued by Goldman Sachs and Morgan Stanley.  The Goldman Sachs bonds had a book value of $18.0 million and a market value of $17.9 million. The Morgan Stanley bonds had a book value of $15.0 million and a market value of $15.1 million at December 31, 2015.

At December 31, 2016, the investment portfolio included forty-six municipal securities with a total market value of $26.5 million.  These securities are reviewed quarterly for impairment.  Research on each issuer is completed to assess the financial stability of the municipal entity.  The largest geographic concentration was in Pennsylvania and New Jersey where forty-two municipal securities had a market value of $24.8 million. As of December 31, 2016, management found no evidence of other than temporary impairment ("OTTI") on any of the municipal securities held in the investment securities portfolio.

At December 31, 2016, the portfolio included two asset-backed securities with a total market value of $15.1 million, the majority of which (97%) is guaranteed by the U.S. Dept. of Education, which were in an unrealized loss position. Management believes the unrealized losses on these securities were driven by market interest rates and not a result of any credit deterioration.

At December 31, 2016, the portfolio also included three pooled trust preferred securities (CDOs) with a market value of $1.8 million. The unrealized loss for the CDOs was due to the secondary market for such securities becoming inactive and is considered temporary.

During 2016, we sold no CDO securities. During 2015, we sold four CDO securities. Proceeds from the sale of the CDO securities totaled $2.0 million. Gross gains of $70,000 and gross losses of $288,000 were realized on these sales.  The tax provision applicable to the net losses for the twelve months ended December 31, 2015 amounted to $78,000. Management had previously stated that it did not intend to sell the CDO securities prior to their maturity or the recovery of their cost bases, nor would it be forced to sell these securities prior to maturity or recovery of the cost bases.  This statement was made over a period of several years where there was limited trading activity in the pooled trust preferred CDO market resulting in fair market value estimates well below the book values. During 2015, management received several inquiries regarding the availability of the CDO securities and noted an increased level of trading in this type of security. As a result of the increased activity and the level of bids received, management elected to sell the four CDOs resulting in a net loss of $218,000 during 2015 which was offset by gains on sales of agency mortgage-backed securities and corporate bonds.  The Bank continues to demonstrate the ability and intent to hold the remaining CDOs until maturity or recovery of the cost bases, but will evaluate future opportunities to sell the remaining CDOs if they arise.

During 2016, we sold eight collateralized mortgage obligations, two agency mortgage-backed securities, and one corporate bond. Proceeds of sales totaled $78.6 million. Gross gains of $680,000 and gross losses of $24,000 were realized on these sales. The tax provision applicable to the gross gains amounted to $244,000. During 2015, we also sold twenty-nine agency mortgage-backed securities and two corporate bonds. Proceeds of sales totaled $9.7 million. Gross gains of $326,000 were realized on these sales. The tax provision applicable to the gross gains amounted to $117,000.

The following table presents the maturity distribution and weighted average yield by holding type and year of maturity of our investment securities portfolio at December 31, 2016. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these securities are classified separately with no specific maturity date.

	December 31, 2016
	Within One Year		One to Five Years		Five to Ten Years		Past Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Fair value	Cost	Yield
Available for Sale
Collateralized mortgage obligations	$-	-	$-	-	$-	-	$-	-	$224,765	$230,252	2.09%
Agency mortgage-backed securities	-		-	-	-	-	-	-	36,710	37,973	2.18%
Municipal securities	1,002	4.17%	4,453	2.55%	18,748	2.86%	2,344	2.54%	26,547	26,825	2.83%
Corporate bonds	-	-	8,671	3.38%	34,237	3.53%	21,840	4.24%	64,748	66,718	3.73%
Asset-backed securities	-	-	6,367	1.90%	8,782	2.58%	-	-	15,149	15,565	2.29%
Trust Preferred securities	-	-	-	-	1,820	3.29%	-	-	1,820	3,063	3.29%
Total AFS securities	$1,002	4.17%	$19,491	2.71%	$63,587	3.19%	$24,184	4.08%	$369,739	$380,396	2.44%

Held to Maturity
U.S. Government Agencies	$-	-	$3,586	2.08%	$92,722	2.37%	$-	-	$96,308	$98,538	2.36%
Collateralized mortgage obligations	-	-	-	-	-	-	-	-	201,230	202,990	2.18%
Agency mortgage-backed securities	-	-	-	-	-	-	-	-	126,625	129,951	2.41%
Other securities	-	-	1,020	2.21%	-	-	-	-	1,020	1,020	2.21%
Total HTM securities	$-	-	$4,606	2.11%	$92,722	2.37%	$-	-	$425,183	$432,499	2.29%

Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of our financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts we could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

We follow the guidance issued under ASC 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value under GAAP, and identifies required disclosures on fair value measurements.

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

The types of instruments valued based on matrix pricing in active markets include all of our U.S. government and agency securities, corporate bonds, asset backed securities, and municipal obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy. As required by ASC 820-10, we do not adjust the matrix pricing for such instruments.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2016, 2015, and 2014:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1,	$1,883	$2,834	$3,193	$3,005	$2,850	$3,006
Security transferred to Level 3 measurement	-	-	-	-	-	-
Unrealized gains (losses)	(56)	137	882	(171)	360	(1)
Paydowns	-	-	(19)	-	(10)	-
Proceeds from sales	-	-	(1,952)	-	-	-
Realized losses	-	-	(218)	-	-	-
Impairment charges on Level 3	(7)	-	(3)	-	(7)	-
Balance, December 31,	$1,820	$2,971	$1,883	$2,834	$3,193	$3,005

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of December 31, 2016 and December 31, 2015. Financial information on the issuers was also obtained from Bloomberg, the FDIC, and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages.

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

Increases (decreases) in actual or expected issuer defaults tend to decrease (increase) the fair value of our senior and mezzanine tranches of CDOs. The values of our mezzanine tranches of CDOs are also affected by expected future interest rates.  However, due to the structure of each security, timing of cash flows, and secondary effects on the financial performance of the underlying issuers, the effects of changes in future interest rates on the fair value of our holdings are not quantifiably estimable.

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

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic's commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic's legal lending limit of approximately $27.0 million at December 31, 2016. Management has established an internal monitoring guideline for loan relationships in the amount of $18.0 million which approximates 10% of capital and reserves. Individual customers may have several loans often secured by different collateral. There were no such relationships in excess of the legal lending limit or the internal monitoring guideline of $18.0 million at December 31, 2016.

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

At December 31, 2016, we had loan concentrations exceeding 10% of total loans for credits extended to lessors of nonresidential real estate in the aggregate amount of $201.0 million, which represented 20.8% of gross loans receivable and lessors of residential real estate in the aggregate amount of $128.8 million, which represented 13.3% of gross loans receivable.  Loan concentrations are considered to exist when amounts are loaned to multiple numbers of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions. At December 31, 2016, we had no foreign loans outstanding.

The following table sets forth gross loans by major categories for the periods indicated:

	At December 31,
(dollars in thousands)	2016	2015	2014	2013	2012

Commercial real estate	$378,519	$349,726	$379,259	$342,794	$335,561
Construction and land development	61,453	46,547	29,861	23,977	26,659
Commercial and industrial	174,744	181,850	145,113	118,209	103,768
Owner occupied real estate	276,986	246,398	188,025	160,229	126,242
Consumer and other	63,660	48,126	39,713	31,981	23,449
Residential mortgage	9,682	2,380	408	2,359	2,442
Total loans	$965,044	$875,027	$782,379	$679,549	$618,121

Deferred loan fees	72	258	439	238	220
Total loans, net of deferred loan fees	$964,972	$874,769	$781,940	$679,311	$617,901

Total loans, net of deferred loan fees, increased $90.2 million, or 10%, to $965.0 million at December 31, 2016, versus $874.8 million at December 31, 2015.  This growth was the result of an increase in loan demand in the owner occupied real estate, commercial real estate, consumer, construction and development, and residential mortgage categories driven by the successful execution of our relationship banking strategy which focuses on customer service.

Loan Maturity and Interest Rate Sensitivity

The amount of loans outstanding by category as of the dates indicated, which are due in: (i) one year or less, (ii) more than one year through five years, and (iii) over five years, is shown in the following table.  Loan balances are also categorized according to their sensitivity to changes in interest rates.

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Total
Fixed rate:
1 year or less	$66,932	$11,278	$16,002	$21,075	$348	$-	$115,635
1-5 years	212,487	3,216	49,329	116,465	449	-	381,946
After 5 years	67,197	2,475	34,752	68,322	9,658	9,682	192,086
Total fixed rate	346,616	16,969	100,083	205,862	10,455	9,682	689,667

Adjustable rate:
1 year or less	$12,623	$6,712	$42,830	$5,585	$683	$-	$68,433
1-5 years	17,269	26,570	20,602	7,276	3,566	-	75,283
After 5 years	2,011	11,202	11,229	58,263	48,956	-	131,661
Total adjustable rate	31,903	44,484	74,661	71,124	53,205	-	275,377

Total	$378,519	$61,453	$174,744	$276,986	$63,660	$9,682	$965,044

In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, and at interest rates prevailing at the date of renewal.  At December 31, 2016, 71.5% of total loans were fixed rate compared to 71.9% at December 31, 2015.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated:

	At December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Loans accruing, but past due 90 days or more	$302	$-	$-	$-	$202
Non-accrual loans:
Commercial real estate	13,089	5,913	13,979	1,104	7,987
Construction and land development	-	117	377	1,618	1,342
Commercial and industrial	3,151	3,156	4,349	6,837	4,693
Owner occupied real estate	1,546	2,894	2,306	205	968
Consumer and other	808	542	429	656	856
Residential mortgage	-	-	-	-	-
Total non-accrual loans	18,594	12,622	21,440	10,420	15,846
Total non-performing loans(1)	18,896	12,622	21,440	10,420	16,048
Other real estate owned	10,174	11,313	3,715	4,059	8,912
Total non-performing assets(1)	$29,070	$23,935	$25,155	$14,479	$24,960

Non-performing loans as a percentage of total loans, net of unearned income(1)	1.96%	1.44%	2.74%	1.53%	2.60%
Non-performing assets as a percentage of total assets	1.51%	1.66%	2.07%	1.51%	2.52%

(1) Non-performing loans are comprised of (i) loans that are on non-accrual basis and (ii) accruing loans that are 90 days or more past due. Non-performing assets are composed of non-performing loans and other real estate owned.

Problem loans can consist of loans that are performing, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms.  At December 31, 2016, all identified problem loans included in the preceding table are internally classified and have been evaluated for a specific reserve allocation in the allowance for loan losses (see discussion on "Allowance for Loan Losses").

Non-performing assets increased by $5.1 million, or 21%, to $29.1 million at December 31, 2016, compared to $23.9 million at December 31, 2015. This increase was primarily due to transfers of $9.8 million from performing to non-performing assets during 2016, of which $7.3 million was due to a single loan relationship, partially offset by a combination of advances, loan paydowns, OREO sales, loan charge-offs, and OREO writedowns totaling $4.7 million.

The following summary shows the impact on interest income of non-accrual loans, subsequent to being placed on non-accrual for the periods indicated:

	For the Year Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Interest income that would have been recorded had the loans been in accordance with their original terms	$1,024	$765	$980	$488	$699
Interest income included in net income	$-	$-	$-	$-	$-

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

A detailed analysis of our allowance for loan losses for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 is as follows:

	For the Year Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012

Balance at beginning of period	$8,703	$11,536	$12,263	$9,542	$12,050
Charge-offs:
Commercial real estate	-	2,624	364	1,291	1,582
Construction and land development	60	260	303	60	1,004
Commercial and industrial	143	408	1,185	611	1,304
Owner occupied real estate	1,052	133	150	320	-
Consumer and other	11	-	10	75	102
Residential mortgage	10	-	-	-	-
Total charge-offs	1,276	3,425	2,012	2,357	3,992
Recoveries:
Commercial real estate	6	4	5	54	-
Construction and land development	-	5	214	-	105
Commercial and industrial	163	49	166	63	-
Owner occupied real estate	-	-	-	-	-
Consumer and other	2	34	-	26	29
Residential mortgage	-	-	-	-	-
Total recoveries	171	92	385	143	134
Net charge-offs	1,105	3,333	1,627	2,214	3,858
Provision for loan losses	1,557	500	900	4,935	1,350
Balance at end of period	$9,155	$8,703	$11,536	$12,263	$9,542

Average loans outstanding(1)	$936,492	$820,820	$724,231	$640,233	$609,943

As a percent of average loans:(1)
Net charge-offs	0.12%	0.41%	0.22%	0.35%	0.63%
Provision for loan losses	0.17%	0.06%	0.12%	0.77%	0.22%
Allowance for loan losses	0.98%	1.06%	1.59%	1.92%	1.56%

Allowance for loan losses to:
Total loans, net of unearned income	0.95%	0.99%	1.48%	1.81%	1.54%
Total non-performing loans	48.45%	68.95%	53.81%	117.69%	59.46%

(1) Includes non-accruing loans.

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.  We recorded a loan loss provision in the amount of $1.6 million in 2016 compared to a $500,000 provision in 2015.  Non-performing loans increased by $6.3 million, or 50%, to $18.9 million at December 31, 2016, compared to $12.6 million at December 31, 2015. Impaired loans also increased to $28.2 million at December 31, 2016 from $22.1 million at December 31, 2015. An increase in the allowance required for loans collectively evaluated for impairment driven by growth in the loan portfolio was offset by a reduction associated with an improvement in the factor used for historical loss experience during 2016.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 48.4% at December 31, 2016 as compared to 69.0% at December 31, 2015 and 53.8% at December 31, 2014.  All loans individually evaluated for impairment are adequately secured with collateral and/or specific reserves.  Coverage is considered adequate by management as of December 31, 2016.

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

We evaluate loans for impairment and potential charge-offs on a quarterly basis.  Any loan rated as substandard or lower will have a collateral evaluation analysis completed in accordance with the guidance under generally accepted accounting principles (GAAP) on impaired loans to determine if a deficiency exists. Our credit monitoring process assesses the ultimate collectability of an outstanding loan balance from all potential sources. When a loan is determined to be uncollectible it is charged-off against the allowance for loan losses. Unsecured commercial loans and all consumer loans are charged-off immediately upon reaching the 90-day delinquency mark unless they are well secured and in the process of collection.  The timing on charge-offs of all other loan types is subjective and will be recognized when management determines that full repayment, either from the cash flow of the borrower, collateral sources, and/or guarantors, will not be sufficient and that repayment is unlikely.  A full or partial charge-off is recognized equal to the amount of the estimated deficiency calculation.

Serious delinquency is often the first indicator of a potential charge-off.  Reductions in appraised collateral values and deteriorating financial condition of borrowers and guarantors are factors considered when evaluating potential charge-offs.  The likelihood of possible recoveries or improvements in a borrower's financial condition is also assessed when considering a charge-off.

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which there were partial charge-offs during the year amounted to $2.4 million at December 31, 2016 compared to $3.4 million at December 31, 2015. This decrease was primarily driven by loan payoffs during 2016.

Our charge-off policy is reviewed on an annual basis and updated as necessary.  During the twelve months ended December 31, 2016, there have been no changes made to this policy.

We have an existing loan review program, which monitors the loan portfolio on an ongoing basis. A loan review officer who reviews both the loan portfolio and overall adequacy of the allowance for loan losses conducts this loan review on a quarterly basis and reports directly to the Board of Directors.

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management's opinion, the allowance for loan losses was appropriate at December 31, 2016. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

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

The allocation of the allowance for loan losses for the past five years is as follows:

	At December 31,
	2016		2015		2014		2013		2012
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial real estate	$3,254	39.2%	$2,393	40.0%	$6,828	48.5%	$6,454	50.4%	$3,979	54.3%
Construction and land development	557	6.4%	338	5.3%	917	3.8%	1,948	3.5%	1,273	4.3%
Commercial and industrial	2,884	18.1%	2,932	20.8%	1,579	18.5%	2,309	17.4%	1,880	16.8%
Owner occupied real estate	1,382	28.7%	2,030	28.1%	1,638	24.0%	985	23.6%	1,967	20.4%
Consumer and other	588	6.6%	295	5.5%	234	5.1%	225	4.7%	234	3.8%
Residential mortgage	58	1.0%	14	0.3%	2	0.1%	14	0.4%	17	0.4%
Unallocated	432	-	701	-	338	-	328	-	192	-
Total allowance for loan losses	$9,155	100%	$8,703	100%	$11,536	100%	$12,263	100%	$9,542	100%

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

In estimating the allowance for loan losses, management considers current economic conditions, past loss experience, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews and regulatory examinations, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant and qualitative risk factors. These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices.
2.	National, regional and local economic and business conditions as well as the condition of various segments.
3.	Nature and volume of the portfolio and terms of loans.
4.	Experience, ability and depth of lending management and staff.
5.	Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.
6.	Quality of our loan review system, and the degree of oversight by our Board of Directors.
7.	Existence and effect of any concentration of credit and changes in the level of such concentrations.

8.	Effect of external factors, such as competition and legal and regulatory requirements.

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

The majority of our loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. We attempt to evaluate larger loans individually, on the basis of our loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, information on potential problems might not be available. Our portfolio of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At December 31, 2016, loans made for commercial real estate, construction and land development, commercial and industrial, owner occupied real estate, consumer and other, and residential mortgage purposes, respectively, amounted to $378.5 million, $61.5 million, $174.7 million, $277.0 million, $63.7 million, and $9.7 million.

A loan is considered impaired, in accordance with ASC 310, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans, but also include internally classified accruing loans.  As of December 31, 2016, management identified a total of three troubled debt restructurings in the loan portfolio in the amount of $6.2 million. Four troubled debt restructurings in the amount of $8.8 million were identified as of December 31, 2015.

The following table presents our impaired loans at December 31, 2016, 2015, and 2014:

(dollars in thousands)	December 31,
	2016	2015	2014
Impaired loans without a valuation allowance	$15,740	$15,497	$16,742
Impaired loans with a valuation allowance	12,430	6,632	18,902
Total impaired loans	$28,170	$22,129	$35,644

Valuation allowance related to impaired loans	$3,468	$2,238	$5,130
Total nonaccrual loans	18,594	12,622	21,440
Total loans past-due ninety days or more and
still accruing	302	-	-

The recorded investment in loans that are impaired in accordance with ASC 310 totaled $28.2 million, $22.1 million, and $35.6 million at December 31, 2016, 2015, and 2014, respectively. The amounts of related valuation allowances were $3.5 million, $2.2 million, and $5.1 million, respectively at those dates.  For the years ended December 31, 2016, 2015, and 2014, the average recorded investment in impaired loans was approximately $25.7 million, $29.5 million, and $33.0 million, respectively.  Republic earned $502,000, $516,000, and $614,000 of interest income on impaired loans (internally classified accruing loans) in 2016, 2015, and 2014, respectively.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

Total impaired loans increased by $6.0 million, or 27%, during the year ended December 31, 2016. This increase was primarily driven by a single non-performing loan relationship in the amount of $7.3 million that was classified as impaired in the second quarter of 2016.  The valuation allowance related to impaired loans increased to $3.5 million at December 31, 2016 compared to $2.2 million at December 31, 2015. At December 31, 2016 and 2015, internally classified accruing loans totaled approximately $9.6 million and $9.5 million, respectively.

The following table presents our 30 to 89 days past due loans at December 31, 2016, 2015, and 2014:

(dollars in thousands)	December 31,
	2016	2015	2014
30 to 59 days past due	$1,060	$2,878	$1,681
60 to 89 days past due	31	9,315	14,062
Total loans 30 to 89 days past due	$1,091	$12,193	$15,743

The decrease in loan balances 30 to 59 days past due was the result of delinquency in one lending relationship at December 31, 2015 in the amount of $1.1 million that moved to current status at December 31, 2016 and two lending relationships at December 31, 2015 in the amount of $774,000 that moved to nonaccrual status at December 31, 2016.  The decrease in loan balances 60 to 89 days past due was the result of delinquency in one lending relationship at December 31, 2015 in the amount of $7.3 million that moved to non-accrual status in 2016.  Management has engaged in active discussions with all delinquent relationships to address delinquencies and is confident that acceptable resolutions will be achieved in the near term.

Deposits

Total deposits at December 31, 2016 were $1.7 billion, an increase of $428.4 million or 34.3% from total deposits of $1.2 billion at December 31, 2015.  Total deposits by account type at December 31, 2016, 2015, and 2014 are as follows:

(dollars in thousands)	At December 31,
	2016	2015	2014
Demand deposits, non-interest bearing	$324,912	$243,695	$224,245
Demand deposits, interest bearing	605,950	381,499	283,768
Money market & savings deposits	635,644	556,526	488,848
Time deposits	111,164	67,578	75,369
Total deposits	$1,677,670	$1,249,298	$1,072,230

In general, Republic pays higher interest rates on time deposits compared to other deposit categories.  Republic's various deposit liabilities may fluctuate from period-to-period, reflecting customer behavior and strategies to optimize net interest income.  The increase in total deposits to $1.7 billion at December 31, 2016 from $1.2 billion at December 31, 2015 was primarily the result of a $305.7 million increase in demand deposits and a $79.1 million increase in money market and savings deposits, which reflects the success of our strategy based on a high level of customer service and satisfaction which drives the gathering low-cost core deposits.  This strategy has also allowed us to eliminate our dependence on the more volatile source of funding in internet based certificates of deposit.

The average balances and weighted average rates of Republic's deposits for the last three years are as follows:

	For the Years Ended December 31,
	2016		2015		2014
(dollars in thousands)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposits:
Non-interest bearing	$284,326		$235,810		$189,810
Interest bearing	510,745	0.41%	349,055	0.40%	233,693	0.38%
Money market & savings deposits	586,750	0.45%	508,846	0.43%	439,484	0.44%
Time deposits	89,713	1.05%	73,819	0.94%	78,073	0.92%
Total deposits	$1,471,534	0.39%	$1,167,530	0.37%	$941,060	0.38%

The remaining maturity of certificates of deposit for $100,000 or more as of December 31, 2016 is as follows:

(dollars in thousands)
Maturity:
3 months or less	$11,190
3 to 6 months	4,234
6 to 12 months	22,788
Over 12 months	36,131
Total	$74,343

The following is a summary of the remaining maturity of time deposits, which includes certificates of deposits of $100,000 or more, as of December 31, 2016:

(dollars in thousands)
Maturity:
2017	$65,247
2018	21,554
2019	1,605
2020	21,793
2021	965
Thereafter	-
Total	$111,164

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $215.9 million and $165.1 million and standby letters of credit of approximately $5.7 million and $5.2 million at December 31, 2016 and 2015, respectively.  Commitments often expire without being drawn upon. The $215.9 million of commitments to extend credit at December 31, 2016, substantially all were variable rate commitments.

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

Contractual Obligations and Other Commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2016:

(dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Minimum annual rentals or non-cancellable operating leases	$30,500	$3,581	$6,755	$5,281	$14,883
Remaining contractual maturities of time deposits	111,552	65,635	23,159	22,758	-
Subordinated debt	22,501	25	-	-	22,476
Director and Officer retirement plan obligations	1,320	622	224	164	310
Loan commitments	215,868	81,802	32,548	30,487	71,031
Standby letters of credit	5,683	5,248	435	-	-
Total	$387,424	$156,913	$63,121	$58,690	$108,700

As of December 31, 2016, we had entered into non-cancelable lease agreements for our main office and operations center, twelve current retail branch facilities, four loan offices, one pending retail branch facility, and one training center expiring on various dates through November 30, 2036. The leases are accounted for as operating leases. The minimum rental payments required under these leases are $30.5 million through the year 2036.

We have retirement plan agreements with certain directors and officers.  At December 31, 2016, the accrued benefits under the plan were approximately $1.3 million, with a minimum age of 65 established to qualify for the payments.

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

The following tables present a summary of our GAP analysis at December 31, 2016.  Amounts shown in the table include both estimated maturities and instruments scheduled to re-price, including prime based loans.  For purposes of these tables, we have used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally, certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities. The interest rate on a portion of the CDOs is variable and adjusts quarterly.

Interest Rate Sensitivity Gap
As of December 31, 2016

(dollars in thousands)	0 – 90 Days	91-180 Days	181-365 Days	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More than 5 Years	Financial Statement Total	Fair Value

Interest sensitive assets:
Investment securities and other interest-bearing balances	$36,283	$22,397	$42,061	$78,557	$69,877	$65,169	$57,035	$446,949	$818,328	$811,012
Average interest rate	2.36%	2.46%	2.42%	2.43%	2.45%	2.39%	2.57%	2.71%	2.59%
Loans receivable	314,024	35,223	77,788	112,391	87,943	131,432	120,075	114,161	993,037	975,164
Average interest rate	5.07%	4.23%	3.34%	4.32%	4.25%	4.13%	4.19%	3.64%	4.35%
Total	$350,307	$57,620	$119,849	$190,948	$157,820	$196,601	$177,110	$561,110	$1,811,365	$1,786,176

Cumulative totals	$350,307	$407,927	$527,776	$718,724	$876,544	$1,073,145	$1,250,255	$1,811,365

Interest sensitive liabilities:
Demand interest bearing(1)	$-	$-	$-	$-	$-	$-	$-	$605,950	$605,950	$605,950
Average interest rate	-	-	-	-	-	-	-	0.41%	0.41%
Savings accounts(1)	278	278	556	302	91	30	-	182,789	184,324	184,324
Average interest rate	0.48%	0.48%	0.48%	0.48%	0.48%	0.48%	-	0.44%	0.44%
Money market accounts(1)	2,937	2,937	5,874	7,999	6,273	15,833	18,995	390,472	451,320	451,320
Average interest rate	0.43%	0.43%	0.43%	0.43%	0.43%	0.41%	0.40%	0.40%	0.40%
Time deposits	54,979	8,570	28,500	15,429	1,605	1,116	965	-	111,164	110,988
Average interest rate	1.27%	0.57%	1.13%	1.05%	0.93%	0.99%	0.99%	-	1.14%
Subordinated debt	11,246	-	-	-	-	-	-	10,635	21,881	16,286
Average interest rate	2.58%	-	-	-	-	-	-	8.00%	5.21%
Total	$69,440	$11,785	$34,930	$23,730	$7,969	$16,979	$19,960	$1,189,846	$1,374,639	$1,368,868

Cumulative totals	$69,440	$81,225	$116,155	$139,885	$147,854	$164,833	$184,793	$1,374,639

Interest rate sensitivity GAP	$280,867	$45,835	$84,919	$167,218	$149,851	$179,622	$157,150	$(628,736)
Cumulative GAP	$280,867	$326,702	$411,621	$578,839	$728,690	$908,312	$1,065,462	$436,726
Interest sensitive assets/Interest sensitive liabilities	504.47%	502.22%	454.37%	513.80%	592.84%	651.05%	676.57%	131.77%
Cumulative GAP/ Total earning assets	15.51%	18.04%	22.72%	31.96%	40.23%	50.15%	58.82%	24.11%

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

Net Portfolio Value and Net Interest Income Analysis

The income simulation models management used to measure interest rate risk and manage interest rate sensitivity generates estimates of the change in net portfolio value (NPV) and net interest income (NII) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of December 31, 2016 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			NPV as a % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Change (in Basis Points)

+400	$411,407	$95,828	30.38%	24.26%	766
+300	396,593	81,044	25.68%	22.71%	611
+200	379,061	63,512	20.13%	21.07%	447
+100	352,680	37,131	11.77%	19.04%	244
Static	315,549	-	0.00%	16.60%	-
-100	253,473	(62,076)	(19.67)%	13.09%	(351)

In addition to modeling changes in NPV, we also analyze potential changes to NII for a forecasted twelve-month period under rising and falling interest rate scenarios. The following table shows the NII model as of December 31, 2016 (dollars in thousands):

Change in Interest Rates in Basis Points(1)	Net Interest Income	$ Change	% Change

+400	$67,295	5,323	8.59%
+300	66,013	4,041	6.52%
+200	64,701	2,729	4.40%
+100	63,323	1,351	2.18%
Static	61,972	-	0.00%
-100	61,171	(801)	(1.29)%

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

On June 10, 2008, Republic First Bancorp Capital Trust IV (Trust IV) issued $10.8 million of convertible trust preferred securities as part of our strategic capital plan.  The securities were purchased by investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp, and as of December 5, 2016, our chairman.  The investor group also included a family trust of Harry D. Madonna, chairman, president and chief executive officer of Republic Bank, and Theodore J. Flocco, Jr., who has been elected by the shareholders to our Board of Directors and serves as the Chairman of our Audit Committee.  Trust IV also issued $0.3 million of common securities to us.  Trust IV purchased $11.1 million of our fixed rate junior subordinated convertible debentures due 2038, which pay interest at an annual rate of 8.0% and are redeemable on any interest payment date (a) at any time on or after June 13, 2013 if the closing price of our common stock for 20 trading days in the period of 30 consecutive trading days ending on the trading day prior to the mailing of the notice of redemption exceeds 120% of the then-applicable conversion price, or (b) on or after June 30, 2018, without a prepayment penalty.  The trust preferred securities of Trust IV are currently convertible into approximately 1.7 million shares of our common stock, which is subject to customary adjustments.

Deferred issuance costs included in subordinated debt were $595,000 and $619,000 at December 31, 2016 and December 31, 2015, respectively. Amortization of deferred issuance costs were $24,000, $24,000, and $24,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

On April 22, 2014, we issued 11,842,106 shares of our common stock in a private placement offering for gross proceeds of $45.0 million. On December 5, 2016, we issued 18,691,589 shares of common stock in a registered direct offering for gross proceeds of $100.0 million.

Shareholders' equity as of December 31, 2016 totaled approximately $215.1 million compared to approximately $113.4 million as of December 31, 2015.  The book value per share of our common stock increased to $3.79 as of December 31, 2016, based upon 56,754,867 shares outstanding, from $3.00 as of December 31, 2015, based upon 37,837,003 shares outstanding at December 31, 2015. Outstanding shares are adjusted for treasury stock and deferred compensation plan shares.

Regulatory Capital Requirements

We are required to comply with certain "risk-based" capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts.

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

Management believes that the Company and Republic met, as of December 31, 2016 and 2015, all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed Republic's category.

The Company and Republic's ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic's loan customers and Republic's ability to manage its interest rate risk, growth and other operating expenses.

The following table presents the Company's and Republic's capital regulatory ratios at December 31, 2016 and 2015:

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2016:

Total risk based capital
Republic	$179,057	13.93%	$102,811	8.00%	$110,843	8.625%	$128,514	10.00%
Company	245,043	18.99%	103,226	8.00%	111,290	8.625%	-	-%
Tier one risk based capital
Republic	169,902	13.22%	77,108	6.00%	85,140	6.625%	102,811	8.00%
Company	235,888	18.28%	77,419	6.00%	85,484	6.625%	-	-%
CET 1 risk based capital
Republic	169,902	13.22%	57,831	4.50%	65,863	5.125%	83,534	6.50%
Company	214,088	16.59%	58,064	4.50%	66,129	5.125%	-	-%
Tier one leveraged capital
Republic	169,902	9.20%	73,843	4.00%	73,843	4.00%	92,304	5.00%
Company	235,888	12.74%	74,073	4.00%	74,073	4.00%	-	-%

At December 31, 2015:

Total risk based capital
Republic	$138,566	12.65%	$87,617	8.00%	$-	-%	$109,521	10.00%
Company	145,089	13.19%	87,976	8.00%	-	-%	-	-%
Tier one risk based capital
Republic	129,863	11.86%	65,712	6.00%	-	-%	87,617	8.00%
Company	136,386	12.40%	65,982	6.00%	-	-%	-	-%
CET 1 risk based capital
Republic	129,863	11.86%	49,284	4.50%	-	-%	71,189	6.50%
Company	114,586	10.42%	49,487	4.50%	-	-%	-	-%
Tier one leveraged capital
Republic	129,863	9.22%	56,328	4.00%	-	-%	70,410	5.00%
Company	136,386	9.65%	56,531	4.00%	-	-%	-	-%

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $34.6 million at December 31, 2016, compared to $27.1 million at December 31, 2015. Loan maturities and repayments are another source of asset liquidity. At December 31, 2016, Republic estimated that more than $55.0 million of loans would mature or repay in the six-month period ending June 30, 2017. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At December 31, 2016, we had outstanding commitments (including unused lines of credit and letters of credit) of $221.6 million. Certificates of deposit scheduled to mature in one year totaled $65.2 million at December 31, 2016. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh.  Our maximum borrowing capacity with the FHLB was $467.1 million at December 31, 2016. As of December 31, 2016, we had no outstanding borrowings with the FHLB.  As of December 31, 2015, we had outstanding borrowings of $47.0 million. As of December 31, 2016, FHLB had issued letters of credit, on Republic's behalf, totaling $75.0 million against our available credit line. We also established a contingency line of credit of $10.0 million with Atlantic Community Bankers Bank ("ACBB") to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit at December 31, 2016 and 2015.

Variable Interest Entities

We follow the guidance under ASC 810, Consolidation, with regard to variable interest entities.  ASC 810 clarifies the application of consolidation principles for certain legal entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under ASC 810 if the investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of ASC 810 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

We do not consolidate our subsidiary trusts.  ASC 810 precludes consideration of the call option embedded in the preferred securities when determining if we have the right to a majority of the trusts' expected residual returns. The non-consolidation results in the investment in the common securities of the trusts to be included in other assets with a corresponding increase in outstanding debt of $676,000. In addition, the income received on our investment in the common securities of the trusts is included in other income.

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
The Consolidated Financial Statements of the Company begin on page 71.

Tel: 717-233-8800 Fax: 717-233-8801 www.bdo.com	945 E. Park Drive, Suite 103 Harrisburg, PA 17111

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Republic First Bancorp, Inc.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Republic First Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income (loss), cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic First Bancorp, Inc. and Subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2017 expressed an unqualified opinion thereon.

Harrisburg, Pennsylvania
March 10, 2017

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2016 and 2015
(Dollars in thousands, except per share data)
	December 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$19,830	$13,777
Interest bearing deposits with banks	14,724	13,362
Cash and cash equivalents	34,554	27,139

Investment securities available for sale, at fair value	369,739	284,795
Investment securities held to maturity, at amortized cost (fair value of $425,183 and $171,845, respectively)	432,499	172,277
Restricted stock, at cost	1,366	3,059
Loans held for sale	28,065	3,653
Loans receivable (net of allowance for loan losses of $9,155 and $8,703, respectively)	955,817	866,066
Premises and equipment, net	57,040	46,164
Other real estate owned, net	10,174	11,313
Accrued interest receivable	5,497	4,216
Goodwill	5,011	-
Intangible asset	61	-
Other assets	24,108	20,142
Total Assets	$1,923,931	$1,438,824

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$324,912	$243,695
Demand – interest bearing	605,950	381,499
Money market and savings	635,644	556,526
Time deposits	111,164	67,578
Total Deposits	1,677,670	1,249,298

Short-term borrowings	-	47,000
Accrued interest payable	444	245
Other liabilities	8,883	7,049
Subordinated debt	21,881	21,857
Total Liabilities	1,708,878	1,325,449

Shareholders' Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 57,283,712 as of December 31, 2016 and 38,365,848 as of December 31, 2015; shares outstanding 56,754,867 as of December 31, 2016 and 37,837,003 as of December 31, 2015	573	384
Additional paid in capital	253,570	152,897
Accumulated deficit	(27,888)	(32,833)
Treasury stock at cost (503,408 shares as of December 31, 2016 and December 31, 2015)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of December 31, 2016 and December 31, 2015)	(183)	(183)
Accumulated other comprehensive loss	(7,294)	(3,165)
Total Shareholders' Equity	215,053	113,375
Total Liabilities and Shareholders' Equity	1,923,931	$1,438,824

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2016, 2015, and 2014
(Dollars in thousands, except per share data)
	Years Ended December 31,
	2016	2015	2014
Interest income
Interest and fees on taxable loans	$40,827	$37,241	$34,530
Interest and fees on tax-exempt loans	960	540	339
Interest and dividends on taxable investment securities	11,264	6,792	5,053
Interest and dividends on tax-exempt investment securities	703	585	364
Interest on federal funds sold and other interest-earning assets	473	278	187
Total interest income	54,227	45,436	40,473
Interest expense
Demand- interest bearing	2,088	1,401	888
Money market and savings	2,639	2,170	1,929
Time deposits	942	695	719
Other borrowings	1,194	1,115	1,108
Total interest expense	6,863	5,381	4,644
Net interest income	47,364	40,055	35,829
Provision for loan losses	1,557	500	900
Net interest income after provision for loan losses	45,807	39,555	34,929
Non-interest income
Loan advisory and servicing fees	1,627	2,226	1,452
Mortgage banking income	5,062	-	-
Gain on sales of SBA loans	4,981	3,139	4,717
Service fees on deposit accounts	2,658	1,720	1,224
Legal settlements	-	2,550	-
Gain on sale of investment securities	656	108	458
Net securities impairment losses recognized in earnings	(7)	(3)	(7)
Other non-interest income	335	203	173
Total non-interest income	15,312	9,943	8,017
Non-interest expenses
Salaries and employee benefits	28,602	22,488	20,089
Occupancy	6,109	4,929	4,247
Depreciation and amortization	3,518	3,080	2,382
Legal	459	915	1,290
Other real estate owned	2,182	4,239	1,794
Advertising	811	627	597
Data processing	2,408	1,593	1,345
Insurance	962	720	586
Professional fees	1,580	1,268	1,468
Regulatory assessments and costs	1,413	1,248	1,065
Taxes, other	366	689	616
Other operating expenses	7,883	5,295	5,071
Total non-interest expense	56,293	47,091	40,550
Income before benefit for income taxes	4,826	2,407	2,396
Benefit for income taxes	(119)	(26)	(46)
Net income	$4,945	$2,433	$2,442
Net income per share
Basic	$0.13	$0.06	$0.07
Diluted	$0.12	$0.06	$0.07

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2016, 2015, and 2014
(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014

Net income	$4,945	$2,433	$2,442

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities (pre-tax $(6,011), $(4,021) and $4,992, respectively)	(3,853)	(2,577)	3,199
Reclassification adjustment for securities gains (pre-tax $(656), $(108) and $(458), respectively)	(420)	(69)	(293)
Reclassification adjustment for impairment charge (pre-tax $7, $3 and $7, respectively)	4	2	4
Net unrealized gains (losses) on securities	(4,269)	(2,644)	2,910
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity (pre-tax $-, $- and $(1,233), respectively)	-	-	(790)
Amortization of net unrealized holding losses during the period (pre-tax $219, $173 and $118, respectively)	140	111	76

Total other comprehensive income (loss)	(4,129)	(2,533)	2,196

Total comprehensive income (loss)	$816	$(100)	$4,638

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016, 2015, and 2014
(Dollars in thousands)
	2016	2015	2014
Cash flows from operating activities
Net income	$4,945	$2,433	$2,442
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,557	500	900
Loss on sale of other real estate owned	-	-	9
Write down of other real estate owned	355	3,069	1,138
Depreciation and amortization	3,518	3,080	2,382
Deferred income taxes	(380)	(84)	(142)
Stock based compensation	759	600	420
Gain on sale of investment securities	(656)	(108)	(458)
Impairment charges on investment securities	7	3	7
Amortization of premiums on investment securities	1,980	840	540
Accretion of discounts on retained SBA loans	(1,364)	(1,005)	(899)
Fair value adjustments on SBA servicing assets	1,075	14	655
Proceeds from sales of SBA loans originated for sale	58,107	32,922	51,388
SBA loans originated for sale	(53,627)	(31,760)	(43,416)
Gains on sales of SBA loans originated for sale	(4,981)	(3,139)	(4,717)
Proceeds from sales of mortgage loans originated for sale	163,414	-	-
Mortgage loans originated for sale	(161,717)	-	-
Gains on mortgage loans originated for sale	(4,737)	-	-
Amortization of intangible assets	43	-	-
Amortization of debt issuance costs	24	24	24
Increase in accrued interest receivable and other assets	(1,993)	(2,966)	(1,796)
Net (decrease) increase in accrued interest payable and other liabilities	(1,040)	213	325
Net cash provided by operating activities	5,289	4,636	8,802

Cash flows from investing activities
Purchase of investment securities available for sale	(207,482)	(146,668)	(78,825)
Purchase of investment securities held to maturity	(294,187)	(121,402)	-
Proceeds from the sale of securities available for sale	78,585	11,707	5,700
Proceeds from the paydowns, maturity or call of securities available for sale	36,982	31,159	25,822
Proceeds from the paydowns, maturity or call of securities held to maturity	33,160	16,689	2,308
Net redemption (purchase) of restricted stock	1,693	(1,902)	413
Net increase in loans	(89,428)	(106,616)	(104,357)
Net proceeds from sale of other real estate owned	1,400	792	197
Net cash paid in acquisition	(5,913)	-	-
Premises and equipment expenditures	(14,291)	(14,214)	(14,664)
Net cash used in investing activities	(459,481)	(330,455)	(163,406)

Cash flows from financing activities
Net proceeds from stock offering	99,175	-	44,853
Net proceeds from exercise of stock options	726	64	1
Net increase in demand, money market and savings deposits	384,786	184,859	206,163
Net increase (decrease) in time deposits	43,586	(7,791)	(3,467)
(Repayment) increase in short-term borrowings	(66,666)	47,000	-
Net cash provided by financing activities	461,607	224,132	247,550

Net increase (decrease) in cash and cash equivalents	7,415	(101,687)	92,946
Cash and cash equivalents, beginning of year	27,139	128,826	35,880
Cash and cash equivalents, end of year	$34,554	$27,139	$128,826

Supplemental disclosures
Interest paid	$6,664	$5,401	$4,616
Income taxes paid	$190	$-	$70
Non-cash transfers from loans to other real estate owned	$616	$11,459	$1,000
Transfer of available-for-sale-securities to held-to-maturity securities	$-	$-	$70,118

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2016, 2015, and 2014
(Dollars in thousands)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

Balance January 1, 2014	$265	107,078	(37,708)	(3,099)	(809)	(2,828)	62,899

Net income			2,442				2,442
Other comprehensive income, net of tax						2,196	2,196
Proceeds from shares issued under common stock offering (11,842,106 shares) net of offering costs of $147	118	44,735					44,853
Stock based compensation		420					420
Options exercised (500 shares)		1					1
Transfer from deferred compensation plan to treasury stock (87,105 shares)				(626)	626		-

Balance December 31, 2014	383	152,234	(35,266)	(3,725)	(183)	(632)	112,811

Net income			2,433				2,433
Other comprehensive loss, net of tax						(2,533)	(2,533)
Stock based compensation		600					600
Options exercised (21,500 shares)	1	63					64

Balance December 31, 2015	384	152,897	(32,833)	(3,725)	(183)	(3,165)	113,375

Net income			4,945				4,945
Other comprehensive loss, net of tax						(4,129)	(4,129)
Proceeds from shares issued under common stock offering (18,691,589 shares) net of offering costs of $825	187	98,988					99,175
Stock based compensation		759					759
Stock options issued in acquisition		202					202
Options exercised (226,275 shares)	2	724					726

Balance December 31, 2016	$573	$253,570	$(27,888)	$(3,725)	$(183)	$(7,294)	$215,053

(See notes to consolidated financial statements)

1.	Nature of Operations

Republic First Bancorp, Inc. (the "Company") is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania.  It is comprised of one wholly-owned subsidiary, Republic First Bank, which does business under the name of Republic Bank ("Republic"). Republic is a Pennsylvania state chartered bank that offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and store locations in Philadelphia, Montgomery, Delaware, Camden, Burlington, and Gloucester Counties. On July 26, 2016, Republic entered into a purchase agreement with the owners of Oak Mortgage Company, LLC ("Oak Mortgage"), pursuant to which the owners agreed to sell to Republic all of the issued and outstanding limited liability company interests of Oak Mortgage. The transaction closed on July 28, 2016, and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. Oak Mortgage is headquartered in Marlton, NJ and is licensed to do business in Pennsylvania, Delaware, New Jersey, and Florida. The Company also has three unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of three separate issuances of trust preferred securities.

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

Restrictions on Cash and Due from Banks

Republic is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods that include December 31, 2016 and 2015 were approximately $23.3 million and $10.8 million, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

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

Investment securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, the intent to hold the security and the likelihood of the Company not being required to sell the security prior to an anticipated recovery in the fair value. The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the portion of the decline related to credit impairment is charged to earnings. Impairment charges on bank pooled trust preferred securities of $7,000, $3,000, and $7,000 were recognized during the years ended December 31, 2016, 2015, and 2014, respectively, as a result of estimated other-than-temporary impairment.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, was carried at cost as of December 31, 2016 and 2015.  As of those dates, restricted stock consisted of investments in the capital stock of the FHLB of Pittsburgh and Atlantic Community Bankers Bank ("ACBB").  The required investment in the capital stock of the FHLB is calculated based on outstanding loan balances and open credit facilities with the FHLB.  Excess investments are returned to Republic on a quarterly basis.

At December 31, 2016 and December 31, 2015, the investment in FHLB stock totaled $1.2 million and $2.9 million, respectively.  The decrease was due to a short-term borrowing from FHLB at December 31, 2015 which resulted in a higher required investment as of that date. At both December 31, 2016 and December 31, 2015, ACBB stock totaled $143,000.

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

Interest Rate Lock Commitments

Mortgage loan commitments known as interest rate locks that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance FASB ASC 815, Derivatives and Hedging. Loan commitments that are derivatives are recognized at fair value on the balance sheet as other assets and as other liabilities with changes in their fair values recorded as mortgage banking income in non-interest income in the statements of income. Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. Republic is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Republic uses best efforts commitments to substantially eliminate these risks. The valuation of the IRLCs issued by Republic includes the value of the servicing released premium. Republic sells loans servicing released, and the servicing released premium is included in the market price. See Note 24 Derivatives and Risk Management Activities.

Forward Loan Sale Commitments

Forward loan sale commitments are commitments to sell individual mortgage loans at a fixed price to an investor at a future date. Forward loan sale commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle the derivative financial instrument at the balance sheet date. Gross derivative assets and liabilities are recorded as other assets and other liabilities with changes in fair value during the period recorded as mortgage banking income in non-interest income in the statements of income.

Goodwill

Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is recognized as an asset and is to be reviewed for impairment annually as of July 31 and between annual tests when events and circumstances indicate that impairment may have occurred. Impairment is a condition that exists when the carrying amount of goodwill exceeds its implied fair value. A qualitative factor test can be performed to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the results of the qualitative review indicate that it is unlikely (less than 50% probability) that the carrying value of the reporting unit exceeds its fair value, no further evaluation needs to be performed. There was $5.0 million of goodwill at December 31, 2016 and $0 at December 31, 2015.

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

A servicing asset related to SBA loans is initially recorded when these loans are sold and the servicing rights are retained. The servicing asset is recorded on the balance sheet and included in other assets. An updated fair value of the servicing asset is obtained from an independent third party on a quarterly basis and any necessary adjustments are included in loan advisory and servicing fees on the statement of operations. The valuation begins with the projection of future cash flows for each asset based on their unique characteristics, our market-based assumptions for prepayment speeds and estimated losses and recoveries.  The present value of the future cash flows are then calculated utilizing our market-based discount ratio assumptions.  In all cases, we model expected payments for every loan for each quarterly period in order to create the most detailed cash flow stream possible.

The Company uses various assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.

For more information on the SBA servicing asset including the sensitivity of the current fair value of the SBA loan servicing rights to adverse changes in key assumptions, see Note 15 – Fair Value Measurements and Fair Values of Financial Instruments.

SBA Loans Held for Sale

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

Guarantees

The Company accounts for guarantees in accordance with ASC 815 Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.  ASC 815 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has financial and performance letters of credit.  Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements.   Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations.  The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2016 is $5.7 million and they expire as follows: $5.2 million in 2017, $124,000 in 2018, and $311,000 in 2019.  Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.  There was no liability for guarantees under standby letters of credit as of December 31, 2016 and December 31, 2015.

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

Stock Based Compensation

The Company has a Stock Option and Restricted Stock Plan ("the 2005 Plan"), under which the Company granted options, restricted stock or stock appreciation rights to the Company's employees, directors, and certain consultants. The 2005 Plan initially became effective on November 14, 1995, and was amended and approved at the Company's 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of December 31, 2016, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company's stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company's shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the "2014 Plan"), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company's employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At December 31, 2016, the maximum number of shares of common shares issuable under the 2014 Plan was 5.9 million.

Earnings Per Share

Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSE"). CSEs consist of dilutive stock options granted through the Company's stock option plans and convertible securities related to trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income.  In 2016, 2015, and 2014, the effect of CSEs (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculations.

The calculation of EPS for the years ended December 31, 2016, 2015, and 2014 is as follows:
(dollars in thousands, except per share amounts)	2016	2015	2014

Net income - basic and diluted	$4,945	$2,433	$2,442

Weighted average shares outstanding	39,281	37,818	34,232

Net income per share – basic	$0.13	$0.06	$0.07

Weighted average shares outstanding (including dilutive CSEs)	39,865	38,094	34,591

Net income per share – diluted	$0.12	$0.06	$0.07

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

(in thousands)	2016	2015	2014

Anti-dilutive securities

Share based compensation awards	1,747	1,671	1,136

Convertible securities	1,662	1,662	1,662

Total anti-dilutive securities	3,409	3,333	2,798

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

Recent Accounting Pronouncements

ASU 2014-09

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40)."  The purpose of this guidance is to clarify the principles for recognizing revenue.  The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification.  For public companies, early adoption of the update will be effective for interim and annual periods beginning after December 15, 2016.  For public companies that elect to defer the update, adoption will be effective for interim and annual periods beginning after December 15, 2017. The Company expects that the most significant impact related to the standard's expected disclosure requirements will be the disaggregation of revenue. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect a material impact. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with The Company (Topic 606): Deferral of the Effective Date. The guidance in this ASU is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company has evaluated this ASU and it does not have a significant impact on its financial condition or results of operations.

ASU 2015-14

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The guidance in this ASU is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company has evaluated this ASU and it does not have a significant impact on its financial condition or results of operations.

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

ASU 2016-01

In January 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments - Overall. The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has evaluated this ASU and it does not have a significant impact on its financial condition or results of operations.

ASU 2016-02

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases. From the Republic perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. From the landlord perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn't convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. After evaluating the impact of the pending adoption of the new standard on its consolidated financial statements, the Company expects an increase of assets and liabilities on the Company's books.

ASU 2016-09

In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 will amend current guidance such that all excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as income tax expense or benefit in the income statement during the period in which they occur. Additionally, excess tax benefits will be classified along with other income tax cash flows as an operating activity rather than a financing activity. ASU 2016-09 also provides that any entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is the current requirement, or account for forfeitures when they occur. ASU 2016-09 will be effective January 1, 2017 and it does not have a significant impact on our financial statements.

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

ASU-2017-01

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805). The ASU clarifies the definition of a business in ASC 805. The FASB issued the ASU in response to stakeholder feedback that the definition of a business in ASC 805 is being applied too broadly. In addition, stakeholders said that analyzing transactions under the current definition is difficult and costly. Concerns about the definition of a business were among the primary issues raised in connection with the Financial Accounting Foundation's post-implementation review report on FASB Statement No. 141(R), Business Combinations (codified in ASC 805). The amendments in the ASU are intended to make application of the guidance more consistent and cost-efficient. The ASU is effective for public business entities in annual periods beginning after December 15, 2017, including interim periods therein. For all other entities, the ASU is effective in annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The ASU must be applied prospectively on or after the effective date, and no disclosures for a change in accounting principle are required at transition. Early adoption is permitted for transactions (i.e., acquisitions or dispositions) that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The Company has not yet determined the impact the adoption of ASU 2017-01 will have on the consolidated financial statements.

ASU 2017-04

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test For Goodwill Impairment. The ASU simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if "the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit." For public business entities that are SEC filers, the ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. The Company has not yet determined the impact the adoption of ASU 2017-04 will have on the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to 2015 and 2014 information to conform to the 2016 presentation.  The reclassifications had no effect on results of operations or shareholders' equity. Included in the reclassifications are $595,000 and $619,000 of deferred debt issuance costs from "Other assets" to "Subordinated debt" at December 31, 2016 and December 31, 2015, respectively, as a result of the adoption of ASU 2015-03.

3.	Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at December 31, 2016 and 2015 is as follows:

	At December 31, 2016
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$230,252	$145	$(5,632)	$224,765
Agency mortgage-backed securities	37,973	32	(1,295)	36,710
Municipal securities	26,825	151	(429)	26,547
Corporate bonds	66,718	8	(1,978)	64,748
Asset-backed securities	15,565	-	(416)	15,149
Trust preferred securities	3,063	-	(1,243)	1,820
Total securities available for sale	$380,396	$336	$(10,993)	$369,739

U.S. Government agencies	$98,538	$8	$(2,238)	$96,308
Collateralized mortgage obligations	202,990	793	(2,553)	201,230
Agency mortgage-backed securities	129,951	1	(3,327)	126,625
Other securities	1,020	-	-	1,020
Total securities held to maturity	$432,499	$802	$(8,118)	$425,183

	At December 31, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$180,795	$523	$(3,173)	$178,145
Agency mortgage-backed securities	10,073	176	(78)	10,171
Municipal securities	22,814	562	(32)	23,344
Corporate bonds	54,294	135	(300)	54,129
Asset-backed securities	17,631	-	(626)	17,005
Trust preferred securities	3,070	-	(1,187)	1,883
Other securities	115	3	-	118
Total securities available for sale	$288,792	$1,399	$(5,396)	$284,795

U.S. Government agencies	$17,067	$39	$(72)	$17,034
Collateralized mortgage obligations	146,458	402	(780)	146,080
Agency mortgage-backed securities	7,732	-	(21)	7,711
Other securities	1,020	-	-	1,020
Total securities held to maturity	$172,277	$441	$(873)	$171,845

The following table presents investment securities by stated maturity at December 31, 2016. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these securities are classified separately with no specific maturity date.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$1,000	$1,002	$-	$-
After 1 year to 5 years	19,693	19,491	4,646	4,606
After 5 years to 10 years	66,007	63,587	94,912	92,722
After 10 years	25,471	24,184	-	-
Collateralized mortgage obligations	230,252	224,765	202,990	201,230
Agency mortgage-backed securities	37,973	36,710	129,951	126,625
Total	$380,396	$369,739	$432,499	$425,183

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.
The Company's investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities.  There were no private label mortgage-backed securities ("MBS") or collateralized mortgage obligations ("CMO") held in the investment securities portfolio as of December 31, 2016 and December 31, 2015.  There were also no MBS or CMO securities that were rated "Alt-A" or "sub-prime" as of those dates.

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

Impairment charges (credit losses) on trust preferred securities for the years ended December 31, 2016, 2015, and 2014 amounted to $7,000, $3,000, and $7,000, respectively.

At December 31, 2016 and 2015, investment securities in the amount of approximately $380.1 million and $209.4 million, respectively, were pledged as collateral for public deposits and certain other deposits as required by law.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at December 31, 2016, 2015, and 2014 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2016	2015	2014

Beginning Balance, January 1st	$930	$3,966	$3,959
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	7	3	7
Reductions for securities sold during the period	-	(3,039)	-
Ending Balance, December 31st	$937	$930	$3,966

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2016 and 2015:

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$192,308	$5,380	$7,579	$252	$199,887	$5,632
Agency mortgage-backed securities	29,916	1,260	3,199	35	33,115	1,295
Municipal securities	15,414	429	-	-	15,414	429
Corporate bonds	32,257	1,708	10,726	270	42,983	1,978
Asset backed securities	-	-	15,149	416	15,149	416
Trust preferred securities	-	-	1,820	1,243	1,820	1,243
Total Available for Sale	$269,895	$8,777	$38,473	$2,216	$308,368	$10,993

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$67,725	$2,198	$3,586	$40	$71,311	$2,238
Collateralized mortgage obligations	108,974	2,469	8,572	84	117,546	2,553
Agency mortgage-backed securities	97,725	3,327	-	-	97,725	3,327
Total Held to Maturity	$274,424	$7,994	$12,158	$124	$286,582	$8,118

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$116,161	$3,173	$-	$-	$116,161	$3,173
Agency mortgage-backed securities	2,389	14	5,502	64	7,891	78
Municipal securities	886	15	1,814	17	2,700	32
Corporate bonds	9,583	258	2,952	42	12,535	300
Asset backed securities	17,005	626	-	-	17,005	626
Trust preferred securities	-	-	1,883	1,187	1,883	1,187
Total Available for Sale	$146,024	$4,086	$12,151	$1,310	$158,175	$5,396

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$11,954	$72	$-	$-	$11,954	$72
Collateralized mortgage obligations	68,888	732	15,956	48	84,844	780
Agency mortgage-backed securities	7,711	21	-	-	7,711	21
Total Held to Maturity	$88,553	$825	$15,956	$48	$104,509	$873

Unrealized losses on securities in the investment portfolio amounted to $19.1 million with a total fair value of $595.0 million as of December 31, 2016 compared to unrealized losses of $6.3 million with a total fair value of $262.7 million as of December 31, 2015.  The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

The Company held ten U.S. Government agency securities, fifty-two collateralized mortgage obligations and nineteen agency mortgage-backed securities that were in an unrealized loss position at December 31, 2016. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of December 31, 2016.

All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody's or Standard & Poor's. In addition the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At December 31, 2016, the investment portfolio included twenty-three municipal securities that were in an unrealized loss position. Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of any credit deterioration.

At December 31, 2016, the investment portfolio included two asset-backed securities that were in an unrealized loss position. The asset-backed securities held in the investment securities portfolio consist solely of Sallie Mae bonds, collateralized by student loans which are guaranteed by the U.S. Department of Education.  Management believes the unrealized losses on these securities were driven by changes in market interest rates and not a result of any credit deterioration.

At December 31, 2016, the investment portfolio included eight corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of any credit deterioration.

The unrealized losses on the trust preferred securities are primarily the result of the secondary market for such securities becoming inactive and are also considered temporary at this time. The following table provides additional detail on the trust preferred securities held in the portfolio as of December 31, 2016.

(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2017 and beyond	Cumulative OTTI Life to Date
TPREF Funding II	Class B Notes	$725	$402	$(323)	C	19	37%	0.41%	$274
TPREF Funding III	Class B2 Notes	1,518	889	(629)	C	15	32	0.44	483
ALESCO Preferred Funding V	Class C1 Notes	820	529	(291)	C	41	14	0.40	180
Total		$3,063	$1,820	$(1,243)		75	28%		$937

The Company had proceeds from the sale of securities available for sale in 2016 of $78.6 million. Gross gains of $680,000 and gross losses of $24,000 were realized on theses sales. The tax provision applicable to these gross gains in 2016 amounted to approximately $236,000.

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

4.	Loans Receivable

The following table sets forth the Company's gross loans by major categories as of December 31, 2016 and 2015:

(dollars in thousands)	December 31, 2016	December 31, 2015

Commercial real estate	$378,519	$349,726
Construction and land development	61,453	46,547
Commercial and industrial	174,744	181,850
Owner occupied real estate	276,986	246,398
Consumer and other	63,660	48,126
Residential mortgage	9,682	2,380
Total loans receivable	965,044	875,027
Deferred costs (fees)	(72)	(258)
Allowance for loan losses	(9,155)	(8,703)
Net loans receivable	$955,817	$866,066

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

Included in loans are loans due from directors and other related parties of $7.9 million at December 31, 2016, $8.5 million at December 31, 2015, and $8.8 million at December 31, 2014.  The Board of Directors approves loans to individual directors to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies.  The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2016, 2015, and 2014.

(dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Balance at beginning of year	$8,521	$8,753	$8,762
Additions	-	295	500
Repayments	(659)	(527)	(509)
Balance at end of year	$7,862	$8,521	$8,753

5.    Allowances for Loan Losses

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the years ended December 31, 2016, 2015, and 2014:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Year ended December, 2016
Allowance for loan losses:

Beginning balance:	$2,393	$338	$2,932	$2,030	$295	$14	$701	$8,703
Charge-offs	-	(60)	(143)	(1,052)	(11)	(10)	-	(1,276)
Recoveries	6	-	163	-	2	-	-	171
Provisions (credits)	855	279	(68)	404	302	54	(269)	1,557
Ending balance	$3,254	$557	$2,884	$1,382	$588	$58	$432	$9,155

Year ended December, 2015
Allowance for loan losses:

Beginning Balance:	$6,828	$917	$1,579	$1,638	$234	$2	$338	$11,536
Charge-offs	(2,624)	(260)	(408)	(133)	-	-	-	(3,425)
Recoveries	4	5	49	-	34	-	-	92
Provisions (credits)	(1,815)	(324)	1,712	525	27	12	363	500
Ending balance	$2,393	$338	$2,932	$2,030	$295	$14	$701	$8,703

Year ended December, 2014
Allowance for loan losses:

Beginning Balance:	$6,454	$1,948	$2,309	$985	$225	$14	$328	$12,263
Charge-offs	(364)	(303)	(1,185)	(150)	(10)	-	-	(2,012)
Recoveries	5	214	166	-	-	-	-	385
Provisions (credits)	733	(942)	289	803	19	(12)	10	900
Ending balance	$6,828	$917	$1,579	$1,638	$234	$2	$338	$11,536

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of December 31, 2016 and 2015:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2016

Allowance for loan losses:
Individually evaluated for impairment	$1,277	$-	$1,624	$274	$293	$-	$-	$3,468
Collectively evaluated for impairment	1,977	557	1,260	1,108	295	58	432	5,687
Total allowance for loan losses	$3,254	$557	$2,884	$1,382	$588	$58	$432	$9,155

Loans receivable:
Loans evaluated individually	$19,245	$-	$5,180	$2,325	$1,290	$130	$-	$28,170
Loans evaluated collectively	359,274	61,453	169,564	274,661	62,370	9,552	-	936,874
Total loans receivable	$378,519	$61,453	$174,744	$276,986	$63,660	$9,682	$-	$965,044

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2015

Allowance for loan losses:
Individually evaluated for impairment	$47	$-	$1,111	$1059	$21	$-	$-	$2,238
Collectively evaluated for impairment	2,346	338	1,821	971	274	14	701	6,465
Total allowance for loan losses	$2,393	$338	$2,932	$2,030	$295	$14	$701	$8,703

Loans receivable:
Loans evaluated individually	$12,203	$117	$5,493	$3,369	$947	$-	$-	$22,129
Loans evaluated collectively	337,523	46,430	176,357	243,029	47,179	2,380	-	852,898
Total loans receivable	$349,726	$46,547	$181,850	$246,398	$48,126	$2,380	$-	$875,027

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans. The following table summarizes information with regard to impaired loans by loan portfolio class as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial real estate	$12,347	$12,348	$-	$11,692	$11,730	$-
Construction and land development	-	-	-	117	2,208	-
Commercial and industrial	1,955	3,111	-	2,381	3,683	-
Owner occupied real estate	621	733	-	507	507	-
Consumer and other	687	976	-	800	1,084	-
Residential mortgage	130	130	-	-	-	-
Total	$15,740	$17,298	$-	$15,497	$19,212	$-

With an allowance recorded:
Commercial real estate	$6,898	$6,912	$1,277	$511	$511	$47
Construction and land development	-	-	-	-	-	-
Commercial and industrial	3,225	5,892	1,624	3,112	5,779	1,111
Owner occupied real estate	1,704	1,704	274	2,862	2,876	1,059
Consumer and other	603	627	293	147	147	21
Residential mortgage	-	-	-	-	-	-
Total	$12,430	$15,135	$3,468	$6,632	$9,313	$2,238

Total:
Commercial real estate	$19,245	$19,260	$1,277	$12,203	$12,241	$47
Construction and land development	-	-	-	117	2,208	-
Commercial and industrial	5,180	9,003	1,624	5,493	9,462	1,111
Owner occupied real estate	2,325	2,437	274	3,369	3,383	1,059
Consumer and other	1,290	1,603	293	947	1,231	21
Residential mortgage	130	130	-	-	-	-
Total	$28,170	$32,433	$3,468	$22,129	$28,525	$2,238

The following table presents additional information regarding the Company's impaired loans for the years ended December 31, 2016, 2015, and 2014:

	Years Ended December 31,
	2016		2015		2014
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$12,033	$264	$12,796	$282	$7,739	$450
Construction and land development	58	-	206	2	462	-
Commercial and industrial	1,828	42	3,225	78	3,070	22
Owner occupied real estate	642	10	700	6	714	8
Consumer and other	858	16	685	13	482	4
Residential mortgage	26	1	-	-	-	-
Total	$15,445	$333	$17,612	$381	$12,467	$484

With an allowance recorded:
Commercial real estate	$4,455	$52	$5,544	$13	$13,197	$5
Construction and land development	12	-	90	-	557	-
Commercial and industrial	3,357	74	2,587	28	3,244	-
Owner occupied real estate	2,104	31	3,643	92	3,446	125
Consumer and other	322	12	59	2	40	-
Residential mortgage	-	-	-	-	-	-
Total	$10,250	$169	$11,923	$135	$20,484	$130

Total:
Commercial real estate	$16,488	$316	$18,340	$295	$20,936	$455
Construction and land development	70	-	296	2	1,019	-
Commercial and industrial	5,185	116	5,812	106	6,314	22
Owner occupied real estate	2,746	41	4,343	98	4,160	133
Consumer and other	1,180	28	744	15	522	4
Residential mortgage	26	1	-	-	-	-
Total	$25,695	$502	$29,535	$516	$32,951	$614

The total average recorded investment on the Company's impaired loans for the years ended December 31, 2016, 2015, and 2014 were $25.7 million, $29.5 million, and $33.0 million, respectively,  and the related interest income recognized for those dates was $502,000, $516,000, and $614,000, respectively.  If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $1.0 million, $765,000, and $980,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2016 and 2015:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2016
Commercial real estate	$-	$9	$13,089	$13,098	$365,421	$378,519	$-
Construction and land development	-	-	-	-	61,453	61,453	-
Commercial and industrial	568	-	3,151	3,719	171,025	174,744	-
Owner occupied real estate	468	-	1,718	2,186	274,800	276,986	172
Consumer and other	24	22	808	854	62,806	63,660	-
Residential mortgage	-	-	130	130	9,552	9,682	130
Total	$1,060	$31	$18,896	$19,987	$945,057	$965,044	$302

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2015
Commercial real estate	$-	$7,657	$5,913	$13,570	$336,156	$349,726	$-
Construction and land development	-	-	117	117	46,430	46,547	-
Commercial and industrial	1,661	997	3,156	5,814	176,036	181,850	-
Owner occupied real estate	800	469	2,894	4,163	242,235	246,398	-
Consumer and other	285	192	542	1,019	47,107	48,126	-
Residential mortgage	132	-	-	132	2,248	2,380	-
Total	$2,878	$9,315	$12,622	$24,815	$850,212	$875,027	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within our internal risk rating system as of December 31, 2016 and 2015:
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2016:
Commercial real estate	$364,066	$877	$13,576	$-	$378,519
Construction and land development	61,453	-	-	-	61,453
Commercial and industrial	168,958	606	3,751	1,429	174,744
Owner occupied real estate	274,150	511	2,325	-	276,986
Consumer and other	62,370	-	1,290	-	63,660
Residential mortgage	9,552	-	130	-	9,682
Total	$940,549	$1,994	$21,072	$1,429	$965,044

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2015:
Commercial real estate	$329,567	$7,956	$12,203	$-	$349,726
Construction and land development	46,430	-	117	-	46,547
Commercial and industrial	176,132	225	4,064	1,429	181,850
Owner occupied real estate	242,560	469	3,369	-	246,398
Consumer and other	47,104	75	947	-	48,126
Residential mortgage	2,380	-	-	-	2,380
Total	$844,173	$8,725	$20,700	$1,429	$875,027

The following table shows non-accrual loans by class as of December 31, 2016 and 2015:

(dollars in thousands)	December 31, 2016	December 31, 2015

Commercial real estate	$13,089	$5,913
Construction and land development	-	117
Commercial and industrial	3,151	3,156
Owner occupied real estate	1,546	2,894
Consumer and other	808	542
Residential mortgage	-	-
Total	$18,594	$12,622

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $1.0 million, $765,000, and $980,000, for 2016, 2015, and 2014, respectively.

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

The following table summarizes information with regard to outstanding troubled debt restructurings at December 31, 2016 and 2015:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
December 31, 2016
Commercial real estate	1	$5,669	$-	$5,669
Construction and land development	-	-	-	-
Commercial and industrial	2	228	349	577
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	3	$5,897	$349	$6,246

December 31, 2015
Commercial real estate	1	$5,778	$-	$5,778
Construction and land development	-	-	-	-
Commercial and industrial	2	252	935	1,187
Owner occupied real estate	1	-	1,825	1,825
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	4	$6,030	$2,760	$8,790

All TDRs are considered impaired and are therefore individually evaluated for impairment in the calculation of the allowance for loan losses.  Some TDRs may not ultimately result in the full collection of principal and interest as restructured and could lead to potential incremental losses.  These potential incremental losses would be factored into our estimate of the allowance for loan losses.  The level of any subsequent defaults will likely be affected by future economic conditions. There were no loan modifications made during the twelve months ended December 31, 2016 that met the criteria of a TDR. There was one loan modification made during the year ended December 31, 2015 that met the criteria of a TDR.
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
There were no residential mortgages in the process of foreclosure as of December 31, 2016 and December 31, 2015. Other real estate owned relating to residential real estate was $126,000 and $193,000 at December 31, 2016 and 2015, respectively.
After a loan is determined to be a TDR, we continue to track its performance under the most recent restructured terms. There were no TDR that subsequently defaulted during the year ended December 31, 2016. There was one TDR that subsequently defaulted during the year ended December 31, 2015. One loan classified as a TDR also subsequently defaulted during the year ended December 31, 2013. Partial writedowns were recorded during the years ended December 31, 2014 and 2015, and a partial transfer to other real estate owned was recorded during the year ended December 31, 2015.

6. Other Real Estate Owned

Other real estate owned consists of properties acquired as a result of foreclosures or deeds in-lieu-of foreclosure. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. As of December 31, 2016 the balance of OREO is comprised of twelve commercial, construction, and residential properties.

The following table presents a reconciliation of other real estate owned for the years ended December 31, 2016, 2015, and 2014:
(dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Beginning Balance, January 1st	$11,313	$3,715	4,059
Additions	616	11,459	1,000
Valuation adjustments	(355)	(3,069)	(1,147)
Dispositions	(1,400)	(792)	(197)
Ending Balance	$10,174	$11,313	3,715

7.  Premises and Equipment

A summary of premises and equipment is as follows:

(dollars in thousands)	December 31, 2016	December 31, 2015
Land	$10,170	$8,029
Buildings	25,693	16,215
Leasehold improvements	20,236	19,621
Furniture, fixtures and equipment	15,006	11,680
Construction in progress	3,734	4,471
	74,839	60,016
Less accumulated depreciation	(17,799)	(13,852)
Net premises and equipment	$57,040	$46,164

Depreciation expense on premises and equipment amounted to approximately $3.5 million, $3.1 million, and $2.4 million in 2016, 2015, and 2014, respectively. The construction in progress balance of $3.7 million mainly represents costs incurred for the selection and development of future store locations.  Of this balance, $1.1 million represents land purchased and land deposits for five store locations. Costs to complete the projects in process are estimated to be $19.4 million as of December 31, 2016.

8.	Borrowings

Republic has a line of credit with the Federal Home Loan Bank ("FHLB") of Pittsburgh with a maximum borrowing capacity of $467.1 million as of December 31, 2016. As of December 31, 2016, there were no fixed term or overnight advances against this line of credit. As of December 31, 2015, there were no fixed term advances against this line of credit. As of December 31, 2015, there was an overnight advance of $47.0 million against this line of credit. The interest rate on the overnight advance as of December 31, 2015 was 0.43%. As of December 31, 2016, FHLB had issued letters of credit, on Republic's behalf, totaling $75.0 million against its available credit line, primarily to be used as collateral for public deposits.  There were no fixed term advances outstanding at any month-end during 2016 and 2015.  At December 31, 2016, $675.8 million of loans collateralized the overnight advance and the letters of credit.  The maximum amount of overnight borrowings outstanding at any month-end was $48.8 million in 2016 and $47.0 million in 2015.

Republic also has a line of credit in the amount of $10.0 million available for the purchase of federal funds through another correspondent bank. At December 31, 2016 and 2015, Republic had no amount outstanding against this line.  There were no overnight advances on this line at any month end in 2016 and 2015.

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

On June 10, 2008, the Company caused Republic First Bancorp Capital Trust IV ("Trust IV") to issue $10.8 million of convertible trust preferred securities as part of the Company's strategic capital plan.  The securities were purchased by various investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp and, since December 5, 2016, chairman of the Company.  This investor group also included a family trust of Harry D. Madonna, chairman and chief executive officer of Republic Bank, and Theodore J. Flocco, Jr., who, since the investment, has been elected to the Company's Board of Directors and serves as the Chairman of the Audit Committee.  Trust IV also issued $0.3 million of common securities to the Company.  Trust IV purchased $11.1 million of junior subordinated debentures due 2038, which pay interest at an annual rate of 8.0% and are callable after the fifth year under certain terms and conditions. The trust preferred securities of Trust IV are convertible into approximately 1.7 million shares of common stock of the Company, based on a conversion price of $6.50 per share of Company common stock, and at December 31, 2016 were fully convertible.

Deferred issuance costs included in subordinated debt were $595,000 and $619,000 at December 31, 2016 and December 31, 2015, respectively. Amortization of deferred issuance costs were $24,000, $24,000, and $24,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

9.	Deposits

The following is a breakdown, by contractual maturities of the Company's certificates of deposit for the years 2017 through 2021.

(dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total

Certificates of Deposit	$65,247	$21,554	$1,605	$21,793	$965	$-	$111,164

Certificates of deposit of $250,000 or more totaled $42.5 million and $8.0 million at December 31, 2016 and 2015, respectively.

Deposits of related parties totaled $120.2 million and $93.5 million at December 31, 2016 and 2015, respectively.

10.	Income Taxes

The benefit for income taxes for the years ended December 31, 2016, 2015, and 2014 consists of the following:

(dollars in thousands)	2016	2015	2014
Current
Federal	$261	$58	$96
State	-	-	-
Deferred	(380)	(84)	(142)
Total benefit for income taxes	$(119)	$(26)	$(46)

The following table reconciles the difference between the actual tax provision and the amount per the statutory federal income tax rate of 35.0% for the years ended December 31, 2016, 2015, and 2014.

(dollars in thousands)	2016	2015	2014
Tax provision computed at statutory rate	$1,689	$843	$839
Tax exempt interest	(582)	(394)	(246)
Deferred tax asset valuation allowance adjustment	(1,508)	(937)	(679)
Other	282	462	40
Total benefit for income taxes	$(119)	$(26)	$(46)

The significant components of the Company's net deferred tax asset as of December 31, 2016 and 2015 are as follows:

(dollars in thousands)	2016	2015
Deferred tax assets
Allowance for loan losses	$3,288	$3,125
Deferred compensation	824	786
Unrealized losses on securities available for sale	4,087	1,774
Realized losses in other than temporary impairment charge	336	334
Foreclosed real estate write-downs	2,377	2,350
Interest income on non-accrual loans	1,425	1,185
Net operating loss carryforward	8,896	10,775
Other	2,001	1,580
Total deferred tax assets	23,234	21,909
Deferred tax liabilities
Deferred loan costs	1,313	1,029
Other	528	672
Total deferred tax liabilities	1,841	1,701
Net deferred tax asset before valuation allowance	21,393	20,208
Less: valuation allowance	(12,214)	(13,722)
Net deferred tax asset	$9,179	$6,486

The Company's net deferred tax asset before the consideration of a valuation allowance increased to $21.4 million at December 31, 2016 compared to $20.2 million at December 31, 2015. This increase was primarily driven by increases in the unrealized losses on securities available for sale during the twelve month period ended December 31, 2016. The $21.4 million net deferred tax asset as of December 31, 2016 is comprised of $8.9 million currently recognizable through NOL carryforwards and $12.5 million attributable to several items associated with temporary timing differences which will reverse at some point in the future to provide a net reduction in tax liabilities. The Company's largest future reversal relates to its unrealized losses on securities available for sale, which totaled $4.1 million as of December 31, 2016.

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

In conducting the deferred tax asset analysis, the Company believes it is important to consider the unique characteristics of an industry or business.  In particular, characteristics such as business model, level of capital and reserves held by financial institutions and their ability to absorb potential losses are important distinctions to be considered for bank holding companies like the Company. In addition, it is also important to consider that NOLs for federal income tax purposes can generally be carried back two years and carried forward for a period of twenty years.  The Company has an NOL in the amount of $24.0 million which will begin to expire after December 31, 2030 through December 31, 2031 if not utilized prior to that date. In order to realize our deferred tax assets, we must generate sufficient taxable income in such future years.

In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of December 31, 2016 and 2015.

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

The net deferred tax asset balance before consideration of a valuation allowance was $21.4 million as of December 31, 2016 and $20.2 million as of December 31, 2015.  The tax planning strategies assessed resulted in the projected realization of approximately $9.2 million in net deferred tax assets as of December 31, 2016 and $6.5 million as of December 31, 2015 which can be considered more likely than not to be realized. Accordingly, the Company recorded a partial valuation allowance related to the deferred tax asset balance in the amount of $12.2 million as of December 31, 2016 and $13.7 million as of December 31, 2015.

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

The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The Company has not identified any uncertain tax position as of December 31, 2016.  No interest or penalties have been recorded for the years ended December 31, 2016, 2015, and 2014.  The Internal Revenue Service has completed its audits of the Company's federal tax returns for all tax years through December 31, 2009.  The Internal Revenue Service is currently conducting an income tax audit for the year ended December 31, 2013. The Pennsylvania Department of Revenue is not currently conducting any income tax audits. The Company's federal income tax returns filed subsequent to 2009 remain subject to examination by the Internal Revenue Service.

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $215.9 million and $165.1 million and standby letters of credit of approximately $5.7 million and $5.2 million at December 31, 2016 and 2015, respectively.  Commitments often expire without being drawn upon. Of the $215.9 million of commitments to extend credit at December 31, 2016, substantially all were variable rate commitments.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of liability as of December 31, 2016 and 2015 for guarantees under standby letters of credit issued is not material.

12.	Commitments and Contingencies

Lease Arrangements

As of December 31, 2016, the Company had entered into non-cancelable leases expiring on various dates through November 30, 2036.  Certain leases include escalation clauses that will require increasing cash payments over the term of the lease.  The leases are accounted for as operating leases.  The minimum annual rental payments required under these leases are as follows (dollars in thousands):

Year Ended	Amount

2017	$3,581
2018	3,449
2019	3,306
2020	3,253
2021	2,028
Thereafter	14,883
Total	$30,500

The Company incurred rent expense of $3.4 million, $2.9 million, and $2.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Dividend payments by Republic to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code") and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Republic would be limited to $23.9 million of dividends plus an additional amount equal to its net profit for 2017, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios.

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

The following table presents the Company's and Republic's capital regulatory ratios at December 31, 2016 and 2015:

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2016:

Total risk based capital
Republic	$179,057	13.93%	$102,811	8.00%	$110,843	8.625%	$128,514	10.00%
Company	245,043	18.99%	103,226	8.00%	111,290	8.625%	-	-%
Tier one risk based capital
Republic	169,902	13.22%	77,108	6.00%	85,140	6.625%	102,811	8.00%
Company	235,888	18.28%	77,419	6.00%	85,484	6.625%	-	-%
CET 1 risk based capital
Republic	169,902	13.22%	57,831	4.50%	65,863	5.125%	83,534	6.50%
Company	214,088	16.59%	58,064	4.50%	66,129	5.125%	-	-%
Tier one leveraged capital
Republic	169,902	9.20%	73,843	4.00%	73,843	4.00%	92,304	5.00%
Company	235,888	12.74%	74,073	4.00%	74,073	4.00%	-	-%

At December 31, 2015:

Total risk based capital
Republic	$138,566	12.65%	$87,617	8.00%	$-	-%	$109,521	10.00%
Company	145,089	13.19%	87,976	8.00%	-	-%	-	-%
Tier one risk based capital
Republic	129,863	11.86%	65,712	6.00%	-	-%	87,617	8.00%
Company	136,386	12.40%	65,982	6.00%	-	-%	-	-%
CET 1 risk based capital
Republic	129,863	11.86%	49,284	4.50%	-	-%	71,189	6.50%
Company	114,586	10.42%	49,487	4.50%	-	-%	-	-%
Tier one leveraged capital
Republic	129,863	9.22%	56,328	4.00%	-	-%	70,410	5.00%
Company	136,386	9.65%	56,531	4.00%	-	-%	-	-%
Management believes that Republic met, as of December 31, 2016, all capital adequacy requirements to which it is subject. As of December 31, 2016 and 2015, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act.  There are no calculations or events since that notification that management believes have changed Republic's category.

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies' capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implemented higher minimum capital requirements, added a new common equity tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  The new minimum capital to risk-adjusted assets requirements were a common equity tier 1 capital ratio of 4.5% (6.5% to be considered "well capitalized") and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered "well capitalized"); the total capital ratio remained at 8.0% under the new rules (10.0% to be considered "well capitalized").  Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. The Company believes that, as of December 31, 2016, all capital adequacy requirements are met under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

14.	Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Company limited to 4% of total salary. The total expense charged to Republic, and included in salaries and employee benefits relating to the plan, was $627,000 in 2016, $546,000 in 2015, and $480,000 in 2014.

Directors' and Officers' Plans

The Company has agreements that provide for an annuity payment upon the retirement or death of certain directors and officers, ranging from $15,000 to $25,000 per year for ten years. The agreements were modified for most participants in 2001, to establish a minimum age of 65 to qualify for the payments. All participants are fully vested. The accrued benefits under the plan amounted to $1.3 million at December 31, 2016 and 2015, which is included in other liabilities. The expense for the years ended December 31, 2016, 2015, and 2014, totaled $31,000, $34,000, and $36,000, respectively, which is included in salaries and employee benefits. The Company funded the plan through the purchase of certain life insurance contracts. The aggregate cash surrender value of these contracts (owned by the Company) was $2.4 million and $2.3 million at December 31, 2016 and 2015, respectively, and is included in other assets.

The Company maintains a deferred compensation plan for the benefit of certain officers and directors.  As of December 31, 2016, no additional individuals may participate in the plan.  The plan permits certain participants to make elective contributions to their accounts, subject to applicable provisions of the Internal Revenue Code.  In addition, the Company may make discretionary contributions to participant accounts.  Company contributions are subject to vesting, and generally vest three years after the end of the plan year to which the contribution applies, subject to acceleration of vesting upon certain changes in control (as defined in the plan) and to forfeiture upon termination for cause (as defined in the plan).  Participant accounts are adjusted to reflect contributions and distributions, and income, gains, losses, and expenses as if the accounts had been invested in permitted investments selected by the participants, including Company common stock.  The plan provides for distributions upon retirement and, subject to applicable limitations under the Internal Revenue Code, limited hardship withdrawals.  As of December 31, 2016 and 2015, $974,000 and $851,000, respectively, in benefits had vested and the accrued benefits are included in other liabilities.

Expense recognized for the deferred compensation plan for 2016, 2015, and 2014 was $88,000, $15,000 and $147,000, respectively, and is included in salaries and employee benefits.  Although the plan is an unfunded plan, and does not require the Company to segregate any assets, the Company has purchased shares of Company common stock in anticipation of its obligation to pay benefits under the plan.  Such shares are classified in the financial statements as stock held by deferred compensation plan.  No purchases were made in 2016, 2015, and 2014.  As of December 31, 2016, approximately 25,437 shares of Company common stock were classified as stock held by deferred compensation plan.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2016 and 2015 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

December 31, 2016
Assets:

Collateralized mortgage obligations	$224,765	$-	$224,765	$-
Agency mortgage-backed securities	36,710	-	36,710	-
Municipal securities	26,547	-	26,547	-
Corporate bonds	64,748	-	61,777	2,971
Asset-backed securities	15,149	-	15,149	-
Trust Preferred Securities	1,820	-	-	1,820
Securities Available for Sale	$369,739	$-	$364,948	$4,791

Mortgage Loans Held for Sale	$23,911	$-	$23,911	$-

SBA Servicing Assets	5,352	-	-	5,352

Interest Rate Lock Commitments	439	-	439	-

Best Efforts Forward Loan Sales Commitments	103	-	103	-

Mandatory Forward Loan Sales Commitments	229	-	229	-

Liabilities:

Interest Rate Lock Commitments	55	-	55	-

Best Efforts Forward Loan Sales Commitments	125	-	125	-

Mandatory Forward Loan Sales Commitments	38	-	38	-

December 31, 2015
Assets:

Collateralized mortgage obligations	$178,145	$-	$178,145	$-
Agency mortgage-backed securities	10,171	-	10,171	-
Municipal securities	23,344	-	23,344	-
Corporate bonds	54,129	-	51,295	2,834
Asset-backed securities	17,005	-	17,005	-
Trust Preferred Securities	1,883	-	-	1,883
Other securities	118	-	118	-
Securities Available for Sale	$284,795	$-	$280,078	$4,717

SBA Servicing Assets	$4,886	$-	$-	$4,886

The following table presents an analysis of the activity in the SBA servicing assets for the years ended December 31, 2016, 2015, and 2014:

(dollars in thousands)	2016	2015	2014
Beginning balance, January 1st	$4,886	$4,099	3,477
Additions	1,541	801	1,277
Fair value adjustments	(1,075)	(14)	(655)
Ending balance, December 31st	$5,352	$4,886	4,099

Fair value adjustments are recorded as loan advisory and servicing fees on the statement of operations.  Servicing fee income, not including fair value adjustments, totaled $1.8 million, $1.7 million, and $1.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1,	$1,883	$2,834	$3,193	$3,005	$2,850	$3,006
Security transferred to Level 3 measurement	-	-	-	-	-	-
Unrealized (losses) gains	(56)	137	882	(171)	360	(1)
Paydowns	-	-	(19)	-	(10)	-
Proceeds from sales	-	-	(1,952)	-	-	-
Realized losses	-	-	(218)	-	-	-
Impairment charges on Level 3	(7)	-	(3)	-	(7)	-
Balance, December 31,	$1,820	$2,971	$1,883	$2,834	$3,193	$3,005

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2016 and 2015, respectively, were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2016:
Impaired loans	$9,110	$-	$-	$9,110
Other real estate owned	8,563	-	-	8,563

December 31, 2015:
Impaired loans	$5,734	$-	$-	$5,734
Other real estate owned	10,034	-	-	10,034

The table below presents additional quantitative information about Level 3 assets measured at fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range Weighted Average
December 31, 2016
Corporate bonds	$2,971	Discounted Cash Flows	Discount Rate	(4.68%)

Trust preferred securities	$1,820	Discounted Cash Flows	Discount Rate	8.85% - 9.35% (9.08%)

SBA servicing assets	$5,352	Discounted Cash Flows	Conditional Prepayment Rate Discount Rate	(6.12%) (10.00%)

Impaired loans	$9,110	Appraised Value of Collateral (1) Sales Price	Liquidation expenses (2) Liquidation expenses (2)	7% - 20% (11%) (3) (7%) (3)

Other real estate owned	$8,563	Appraised Value of Collateral (1) Sales Price	Liquidation expenses (2) Liquidation expenses (2)	5% - 76% (17%) (3) 7% - 8% (7%) (3)

December 31, 2015
Corporate bonds	$2,834	Discounted Cash Flows	Discount Rate	(4.11%)

Trust preferred securities	$1,883	Discounted Cash Flows	Discount Rate	7.31% - 7.81% (7.77%)

SBA servicing assets	$4,886	Discounted Cash Flows	Conditional Prepayment Rate Discount Rate	(6.27%) (10.00%)

Impaired loans	$5,734	Appraised Value of Collateral (1)	Liquidation expenses (2)	12% - 78% (20%) (3)

Other real estate owned	$10,034	Appraised Value of Collateral (1) Sales Price	Liquidation expenses (2) Appraisal adjustment (2) Liquidation expenses (2)	6% - 30% (10%) (3) (50%) (3) 7% - 9% (9%) (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at December 31, 2016 and December 31, 2015:

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

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of December 31, 2016 and December 31, 2015. Financial information on the issuers was also obtained from Bloomberg, the FDIC, and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages.

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

SBA Loans Held For Sale (Carried at Lower of Cost or Fair Value)

The fair values of SBA loans held for sale is determined, when possible, using quoted secondary-market prices and are classified within Level 3 of the fair value hierarchy.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the year ended December 31, 2016 and the year ended December 31, 2015.

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. In 2016, Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect the economic value of the mortgages held for sale on the balance sheet. All mortgage loans held for sale originated subsequent to the election date are carried at fair value. All loans held for sale originated prior to the election date were sold prior to September 30, 2016. Interest income on loans held for sale, which totaled $283,000 for the twelve months ended December 31, 2016, are included in interest and fees in the statements of income.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of December 31, 2016 (dollars in thousands):

Mortgage loans held for sale	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
December 31, 2016	$23,911	$23,428	$483

Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at December 31, 2016.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At December 31, 2016 and December 31, 2015, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.  At December 31, 2016 and December 31, 2015, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	December 31, 2016	December 31, 2015

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$5,352	$4,886

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	0%	0%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%

Weighted Average Remaining Term	21.1 years	20.9 years

Prepayment Speed	6.12%	6.27%
Effect on fair value of a 10% increase	$(161)	$(151)
Effect on fair value of a 20% increase	(316)	(296)

Weighted Average Discount Rate	10.00%	10.00%
Effect on fair value of a 10% increase	$(226)	$(206)
Effect on fair value of a 20% increase	(435)	(397)

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

The estimated fair values of the Company's financial instruments were as follows at December 31, 2016 and 2015:

	Fair Value Measurements at December 31, 2016
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$34,554	$34,554	$34,554	$-	$-
Investment securities available for sale	369,739	369,739	-	364,948	4,791
Investment securities held to maturity	432,499	425,183	-	425,183	-
Restricted stock	1,366	1,366	-	1,366	-
Loans held for sale	28,065	28,267	-	23,911	4,356
Loans receivable, net	955,817	937,944	-	-	937,944
SBA servicing assets	5,352	5,352	-	-	5,352
Accrued interest receivable	5,497	5,497	-	5,497	-
Interest rate lock commitments	439	439	-	439	-
Best efforts forward loan sales commitments	103	103	-	103	-
Mandatory forward loan sales commitments	229	229	-	229	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,566,506	$1,566,506	$-	$1,566,506	$-
Time	111,164	110,988	-	110,988	-
Subordinated debt	21,881	16,286	-	-	16,286
Accrued interest payable	444	444	-	444	-
Interest rate lock commitments	55	55	-	55	-
Best efforts forward loan sales commitments	125	125	-	125	-
Mandatory forward loan sales commitments	38	38	-	38	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2015
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$27,139	$27,139	$27,139	$-	$-
Investment securities available for sale	284,795	284,795	-	280,078	4,717
Investment securities held to maturity	172,277	171,845	-	171,845	-
Restricted stock	3,059	3,059	-	3,059	-
Loans held for sale	3,653	3,831	-	-	3,831
Loans receivable, net	866,066	849,578	-	-	849,578
SBA servicing assets	4,886	4,886	-	-	4,886
Accrued interest receivable	4,216	4,216	-	4,216	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,181,720	$1,181,720	$-	$1,181,720	$-
Time	67,578	67,422	-	67,422	-
Short-term borrowings	47,000	47,000	-	47,000	-
Subordinated debt	21,857	18,353	-	-	18,353
Accrued interest payable	245	245	-	245	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

16.	Stock Based Compensation

The Company has a Stock Option and Restricted Stock Plan ("the 2005 Plan"), under which the Company granted options, restricted stock or stock appreciation rights to the Company's employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company's 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of December 31, 2016, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company's stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company's shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the "2014 Plan"), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company's employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At December 31, 2016, the maximum number of shares of common shares issuable under the 2014 Plan was 5.9 million. During the twelve months ended December 31, 2016, 661,750 options were granted under the 2014 Plan with a weighted average grant date fair value of $1,191,224.

The Company utilized the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2016, 2015, and 2014 is as follows:

	2016	2015	2014
Dividend yield(1)	0.0%	0.0%	0.0%
Expected volatility(2)	46.38% to 52.54%	53.78% to 56.00%	55.79% to 57.99%
Risk-free interest rate(3)	1.23% to 1.82%	1.49% to 2.00%	1.51% to 2.26%
Expected life(4)	5.5 to 7.0 years	5.5 to 7.0 years	5.5 to 7.0 years
Assumed forfeiture rate(5)	10.0%	19.0%	23.0%

(1)	A dividend yield of 0.0% is utilized because cash dividends have never been paid.
(2)	Expected volatility is based on Bloomberg's five and one-half to seven year volatility calculation for "FRBK" stock.
(3)	The risk-free interest rate is based on the five to seven year Treasury bond.
(4)	The expected life reflects a 1 to 4 year vesting period, the maximum ten year term and review of historical behavior.
(5)	Forfeiture rate is determined through forfeited and expired options as a percentage of options granted over the current three year period.

During 2016, 517,550 options vested as compared to 349,062 options in 2015 and 209,825 options in 2014.  Expense is recognized ratably over the period required to vest.  At December 31, 2016, the intrinsic value of the 2,331,400 options outstanding was $10,871,297, while the intrinsic value of the 1,048,174 exercisable (vested) options was $4,911,116.  During 2016, 50,300 options were forfeited with a weighted average grant date fair value of $89,383.

Information regarding stock based compensation for the years ended December 31, 2016, 2015, and 2014 is set forth below:

	2016	2015	2014
Stock based compensation expense recognized	$759,000	$600,000	$420,000
Number of unvested stock options	1,283,226	1,173,276	1,039,638
Fair value of unvested stock options	$2,184,773	$1,906,691	$1,548,840
Amount remaining to be recognized as expense	$1,104,424	$873,714	$702,220

The remaining amount of $1,104,424 will be recognized ratably as expense through November 2020.

A summary of stock option activity under the Plan as of December 31, 2016, 2015, and 2014 is as follows:

	For the Years Ended December 31,
	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	1,946,225	$3.56	1,494,399	$3.59	1,215,530	$3.66
Granted	661,750	4.06	505,200	3.55	360,900	3.69
Exercised	(226,275)	3.21	(21,500)	3.01	(500)	1.95
Forfeited	(50,300)	5.21	(31,874)	5.13	(81,531)	5.15
Outstanding, end of year	2,331,400	$3.70	1,946,225	$3.56	1,494,399	$3.59

Options exercisable at year-end	1,048,174	$3.70	772,949	$4.18	454,761	$5.06

Weighted average fair value of options granted during the year		$1.80		$1.89		$2.07

A summary of stock option exercises and related proceeds during the years end December 31, 2016, 2015, and 2014 is as follows:

	For the Years Ended December 31,
	2016	2015	2014

Number of options exercised	226,275	21,500	500
Cash received	$726,157	$64,624	$975
Intrinsic value	$739,699	$26,532	$1,010
Tax benefit	$-	$-	$-

The following table summarizes information about options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$1.55 to $2.95	538,675	5.7	$2.36	361,837	$2.20
$3.14 to $3.68	897,275	7.3	3.55	428,137	3.51
$3.95 to $8.00	886,100	7.3	4.58	248,850	5.89
$11.77 to $12.13	9,350	-	11.77	9,350	11.77
	2,331,400		$3.70	1,048,174	$3.70

A roll-forward of non-vested options during the year ended December 31, 2016 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	1,173,276	$1.63
Granted	661,750	1.80
Vested	(517,550)	1.53
Forfeited	(34,250)	2.01
Nonvested, end of year	1,283,226	$1.70

17.	Segment Reporting

The Company has one reportable segment:  community banking.  The community banking segment primarily encompasses the commercial loan and deposit activities of Republic, as well as residential mortgage and consumer loan products in the area surrounding its stores. Mortgage loans in Delaware and Florida are primarily made to local customers that have second homes (vacation) in Delaware and Florida. We do not have loan production offices in those states.

18.	Transactions with Affiliates and Related Parties

The Company made payments to related parties in the amount of $1.0 million during 2016 and 2015 and $754,000 during 2014.  The disbursements made during 2016, 2015, and 2014 include $450,000, $415,000, and $343,000, respectively, in fees for marketing, graphic design, architectural and project management services paid to InterArch, a company owned by the spouse of Vernon W. Hill, II. Mr. Hill is the Chairman of the Company, and beneficially owns 8.1% of the common shares currently outstanding.  The Company paid $194,000 during 2016 and $144,000 during 2015 to Glassboro Properties, LLC related to a land lease agreement for its Glassboro store. Mr. Hill has an ownership interest in Glassboro Properties LLC, a commercial real estate firm. The Company paid $7,000 during 2015 to SDI Commercial Real Estate LLC for reimbursement of development costs related to site development as part of the Company's growth and expansion strategy. Mr. Hill has an ownership interest in SDI Commercial Real Estate LLC, a commercial real estate firm. Prior to his appointment as Chairman in December 2016, Mr. Hill acted as a consultant for the Company and was paid $250,000 annually for his services.

The Company paid $120,000 during 2016 and 2015 to Brian Communications for public relations services in addition to reimbursements for out-of-pocket expenses and other reimbursable costs. Brian Tierney, a member of the Board of Directors, is the CEO of Brian Communications, a strategic communications agency.

19.  Parent Company Financial Information

The following financial statements for Republic First Bancorp, Inc. (Parent Company) should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.

Balance Sheet
December 31, 2016 and 2015
(Dollars in thousands)

	December 31, 2016	December 31, 2015
ASSETS
Cash	$61,011	$2,051
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding junior obligations of the corporation	676	676
Investment in subsidiaries	170,868	128,652
Other assets	4,589	3,873
Total Assets	$237,144	$135,252

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accrued expenses	$210	$20
Corporation-obligated mandatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures of the corporation	21,881	21,857
Total Liabilities	22,091	21,877

Shareholders' Equity
Total Shareholders' Equity	215,053	113,375

Total Liabilities and Shareholders' Equity	$237,144	$135,252

Statements of Income, Comprehensive Income (Loss), and Changes in Shareholders' Equity
For the years ended December 31, 2016, 2015, and 2014
(Dollars in thousands)

	2016	2015	2014

Interest income	$35	$34	$33
Total income	35	34	33

Trust preferred interest expense	1,160	1,114	1,107
Expenses	717	572	424
Total expenses	1,877	1,686	1,531
Net loss before taxes	(1,842)	(1,652)	(1,498)

Benefit for income taxes	(645)	(578)	(524)
Loss before undistributed income of subsidiaries	(1,197)	(1,074)	(974)
Equity in undistributed income of subsidiaries	6,142	3,507	3,416
Net income	$4,945	$2,433	$2,442

Net income	$4,945	$2,433	$2,442
Total other comprehensive income (loss)	(4,129)	(2,533)	2,196
Total comprehensive income (loss)	$816	$(100)	$4,638

Shareholders' equity, beginning of year	$113,375	$112,811	$62,899
Shares issued under common stock offering	99,175	-	44,853
Stock based compensation	759	600	420
Stock options issued in acquisition	202	-	-
Exercise of stock options	726	64	1
Net income	4,945	2,433	2,442
Total other comprehensive income (loss)	(4,129)	(2,533)	2,196
Shareholders' equity, end of year	$215,053	$113,375	$112,811

Statements of Cash Flows
For the years ended December 31, 2016, 2015, and 2014
(Dollars in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$4,945	$2,433	$2,442
Adjustments to reconcile net income to net cash used in operating activities:
Share based compensation	961	600	420
Amortization of debt issuance costs	24	24	24
Increase in other assets	(716)	(636)	(550)
Net increase in other liabilities	190	2	-
Equity in undistributed income of subsidiaries	(6,142)	(3,507)	(3,416)
Net cash used in operating activities	(738)	(1,084)	(1,080)

Cash flows from investing activities:
Investment in subsidiary	(40,203)	(6,400)	(35,000)
Net cash used in investing activities	(40,203)	(6,400)	(35,000)

Cash flows from financing activities:
Net proceeds from stock offering	99,175	-	44,853
Exercise of stock options	726	64	1
Net cash provided by financing activities	99,901	64	44,854

Increase (decrease) in cash	58,960	(7,420)	8,774
Cash, beginning of period	2,051	9,471	697
Cash, end of period	$61,011	$2,051	$9,471

20.	Quarterly Financial Data (unaudited)

The following represents summarized unaudited quarterly financial data of the Company for each of the quarters ended during 2016 and 2015.

Summary of Selected Quarterly Consolidated Financial Data
(dollars in thousands, except per share data)

	For the Quarter Ended
	December 31st	September 30th	June 30th	March 31st
2016

Interest income	$14,636	$13,620	$13,209	$12,762
Interest expense	1,946	1,834	1,612	1,471
Net interest income	12,690	11,786	11,597	11,291
Provision for loan losses	-	607	650	300
Non-interest income	4,727	5,142	3,031	2,412
Non-interest expense	15,970	15,013	12,967	12,343
Benefit for income taxes	(50)	(32)	(12)	(25)
Net income	$1,497	$1,340	$1,023	$1,085

Net income per share:
Basic	$0.03	$0.04	$0.03	$0.03
Diluted	$0.03	$0.03	$0.03	$0.03

2015

Interest income	$12,406	$11,370	$10,899	$10,761
Interest expense	1,419	1,378	1,290	1,294
Net interest income	10,987	9,992	9,609	9,467
Provision for loan losses	500	-	-	-
Non-interest income	4,740	1,604	2,022	1,577
Non-interest expense	14,446	11,024	11,103	10,518
Benefit for income taxes	(9)	(10)	(5)	(2)
Net income	$790	$582	$533	$528

Net income per share (1):
Basic	$0.02	$0.02	$0.01	$0.01
Diluted	$0.02	$0.02	$0.01	$0.01

(1)	Quarterly net income per share does not add to full year net income per share due to rounding.

21.	Changes in Accumulated Other Comprehensive Income (Loss) By Component (1)

     The following table presents the changes in accumulated other comprehensive loss by component for the years ended December 31, 2016, 2015, and 2014.

	Unrealized Gains (Losses) on Available- For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2016	$(2,562)	$(603)	$(3,165)
Unrealized loss on securities	(3,853)	-	(3,853)
Amounts reclassified from accumulated other comprehensive income to net income (2)	(416)	140	(276)
Net current-period other comprehensive income (loss)	(4,269)	140	(4,129)
Balance December 31, 2016	$(6,831)	$(463)	$(7,294)

Balance January 1, 2015	$82	$(714)	$(632)
Unrealized loss on securities	(2,577)	-	(2,577)
Amounts reclassified from accumulated other comprehensive income to net income (2)	(67)	111	44
Net current-period other comprehensive income (loss)	(2,644)	111	(2,533)
Balance December 31, 2015	$(2,562)	$(603)	$(3,165)

Balance January 1, 2014	$(2,828)	$-	$(2,828)
Unrealized gain on securities	3,199	-	3,199
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	-	(790)	(790)
Amounts reclassified from accumulated other comprehensive income to net income (2)	(289)	76	(213)
Net current-period other comprehensive income	2,910	(714)	2,196
Balance December 31, 2014	$82	$(714)	$(632)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Operations.

22.	Business Combination

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

In connection with the Oak Mortgage acquisition, the following table details the consideration paid, the initial estimated fair value of identifiable assets acquired and liabilities assumed as of the date of the acquisition, the subsequent adjustments to estimates, the final valuation of the fair value of identifiable assets acquired and liabilities assumed as of the date of the acquisition, and the resulting goodwill recorded (in thousands):

Consideration paid:	Original Estimates	Adjustments to Estimates	Final Valuation
Cash	$7,136	$-	$7,136
Equity instruments	202	-	202
Deferred additional purchase price	500	-	500

Value of consideration	$7,838	$-	$7,838

Assets acquired:

Cash and cash equivalents	$1,223	$-	$1,223
Loans held for sale	20,871	-	20,871
Loans receivable	1,132	-	1,132
Premises and equipment	103	-	103
Derivative assets	1,508	-	1,508
Intangible assets – non compete agreements	104	-	104
Other assets	125	-	125
Total assets	25,066	-	25,066

Liabilities assumed:

Warehouse lines of credit	19,666	-	19,666
Derivative liabilities	412	-	412
Other liabilities	2,042	119	2,161
Total liabilities	22,120	119	22,239

Net assets acquired	2,946	(119)	2,827

Goodwill resulting from acquisition of Oak Mortgage	$4,892	$119	$5,011

An adjustment was made to other liabilities which affected goodwill resulting from the acquisition of Oak Mortgage. As of December 31, 2016, the estimates of fair values of the assets acquired and liabilities assumed in the acquisition of Oak Mortgage are final.

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

	Year Ended December 31,
	2016	2015
Total revenues	$69,436	$56,520

Net income	$6,144	$4,790

23:	Goodwill and Other Intangibles

The Company's goodwill and intangible assets related to the acquisition of Oak Mortgage in July 2016 is detailed below:

(dollars in thousands)	Balance December 31, 2015	Additions/ Adjustments	Amortization	Balance December 31, 2016	Amortization Period (in years)

Goodwill	$-	$5,011	$-	$5,011	Indefinite
Non-compete agreements	-	104	(43)	61	1
Total	$-	$5,115	$(43)	$5,072

24:	Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the twelve months ended December 31, 2016. The following table summarizes the amounts recorded in Republic's statement of financial condition for derivatives not designated as hedging instruments as of December 31, 2016 (in thousands):

December 31, 2016	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC's	Other Assets	$439	$20,792
Best efforts forward loan sales commitments	Other Assets	103	8,586
Mandatory forward loan sales commitments	Other Assets	229	18,373

Liability derivatives:

IRLC's	Other Liabilities	$55	$6,757
Best efforts forward loan sales commitments	Other Liabilities	125	18,963
Mandatory forward loan sales commitments	Other Liabilities	38	5,024

The following table summarizes the amounts recorded in Republic's statement of income for derivative instruments not designated as hedging instruments for the twelve months ended December 31, 2016 (in thousands):

Twelve Months Ended December 31, 2016	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLC's	Mortgage banking income	$(1,042)
Best efforts forward loan sales commitments	Mortgage banking income	77
Mandatory forward loan sales commitments	Mortgage banking income	229

Liability derivatives:

IRLC's	Mortgage banking income	$(32)
Best efforts forward loan sales commitments	Mortgage banking income	264
Mandatory forward loan sales commitments	Mortgage banking income	(38)

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
Philadelphia, Pennsylvania

We have audited Republic First Bancorp, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Controls. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Republic First Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Republic First Bancorp, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income (loss), cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2016 and our report dated March 10, 2017 expressed an unqualified opinion thereon.

Harrisburg, Pennsylvania
March 10, 2017

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company's internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2016 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended December 31, 2016.

Management's Report on Internal Controls

Management of Republic First Bancorp, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The Company's management, under the supervision and with the participation of the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting, as of December 31, 2016, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework 2013, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2016.

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

BDO, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of and for the years ended December 31, 2016 and 2015, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, as stated in their reports, which are included herein.

Item 9B:  Other Information

On March 9, 2017, the Company entered into an agreement with Vernon W. Hill, II regarding Mr. Hill's provision of services to the Company as Chairman of the board of directors.  The initial term of the agreement is a five-year period commencing on March 9, 2017.  The agreement will be extended on each annual anniversary date to provide for a five-year term unless either party provides the other with timely written notice of termination, in which case the agreement will expire four years from the annual anniversary date next following the notice. This agreement replaces the existing consulting agreement with Mr. Hill that was initially entered into on June 10, 2008.

Under the agreement, Mr. Hill agrees to serve as Chairman of the board of directors of the Company, to preside over all meetings of the Company's board of directors and shareholders, and perform such other functions as required of a public company board chairman and such other duties as the Company's board of directors may require.  For services under the agreement, Mr. Hill will receive base compensation ("compensation") of not less than $360,000 per year, and he will be entitled to participate in any bonus programs, incentive compensation plans, stock option plans or similar benefit or compensation plans at any time in effect that are made generally available to directors and executive officers of the Company.

The Company may terminate Mr. Hill's services under the agreement at any time with or without "cause" (as defined in the agreement).  In the event of a termination by the Company for cause, Mr. Hill would be entitled to any prorated portion of his compensation through the termination date and the Company would have no further obligations under the agreement. In the event that the Company terminates Mr. Hill's services without cause, the Company would be required to pay Mr. Hill, in a lump-sum, compensation due to him until the end of the then current term of the agreement.  The Company may also terminate the agreement for permanent disability, in which case Mr. Hill would receive a portion of his compensation for the balance of the remaining term of the agreement offset by any disability payments due to Mr. Hill under any company-sponsored disability plan.  In the event of death, Mr. Hill's estate would be entitled to a death benefit equal to three times compensation.

Mr. Hill may voluntarily terminate his services under the agreement for specified events of "good reason" occurring within three years after a change in control of the Company.  In the event of Mr. Hill's voluntary termination for any of such events of good reason following a change in control of the Company, he would be entitled to a payment equal to four times compensation.

A copy of Mr. Hill's agreement is attached as Exhibit 10.7 to this Form 10-K.  The foregoing description is qualified by reference to the agreement.

On March 9, 2017, the Compensation Committee of the board of directors extended the term of the existing employment agreement, dated May 10, 2013, as amended by a first amendment to employment agreement, dated March 18, 2015 (as so amended, the "Employment Agreement"), with Harry D. Madonna, President and Chief Executive Officer of the Company and Chief Executive Officer of Republic Bank. The agreement will be extended on each annual anniversary date to provide for a three-year term unless either party provides written notice that they desire to terminate the agreement within six months of the termination date. Prior to the amendment, the Employment Agreement renewed annually each year unless either party provided written notice that it desired to terminate the Employment Agreement within six months of any annual renewal date.  Except for the extension described herein, the terms of the Employment Agreement were not changed.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company's 2017 annual meeting of shareholders, including, but not necessarily limited to, the sections entitled "Board of Directors and Committees" and "Executive Officers and Compensation."

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

Item 11:  Executive Compensation

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company's 2017 annual meeting of shareholders, including, but not necessarily limited to, the section entitled "Executive Officers and Compensation."

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company's 2017 annual meeting of shareholders, including, but not necessarily limited to, the section entitled "Security Ownership of Certain Beneficial Owners and Management."

The following table sets forth information as of December 31, 2016, with respect to the shares of common stock that may be issued under the Company's existing equity compensation plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	2,331,400	$3.70	4,789,177	(1)(2)

Equity compensation plans not approved by security holders	-	-	-

Total	2,331,400	$3.70	4,789,177	(1)(2)

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

Item 13:  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company's 2017 annual meeting of shareholders, including, but not necessarily limited to, the sections entitled "Certain Relationships and Related Transactions" and "Board of Directors and Committees."

Item 14:  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company's 2017 annual meeting of shareholders, including, but not necessarily limited to, the section entitled "Information Regarding Independent Registered Public Accounting Firm".

PART IV

Item 15:  Exhibits, Financial Statement Schedules

(a)
(1) The following financial statements and related documents of Republic First Bancorp, Inc. are filed as part of this Annual Report on Form 10-K in Part II – Item 8 "Financial Statements and Supplementary Data":

a.	Consolidated Balance Sheets as of December 31, 2016 and 2015;
b.	Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014;
c.	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015, and 2014;
d.	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014;
e.	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2016, 2015, and 2014; and
f.	Notes to Consolidated Financial Statements.

(a)	(2) None

(a)	(3) The exhibits filed or furnished, as applicable, as part of this report are listed under Exhibits at subsection (b) of this Item 15.

(b)	Exhibits

        The following Exhibits are filed as part of this report.

Exhibit Number	Description	Location
3.1	Articles of Incorporation of Republic First Bancorp, Inc.	Filed Herewith

3.2	Amended and Restated By-Laws of Republic First Bancorp, Inc.	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

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

10.1	Form of Employment Agreement, dated July 1, 2015, by and among, certain named Executive Officers, Republic First Bancorp, Inc. and Republic First Bank*	Incorporated by reference to Form 8-K filed July 14, 2015

10.2	Amended and Restated Stock Option Plan and Restricted Stock Plan*	Incorporated by reference to Form 10-K filed March 10, 2008

10.3	Deferred Compensation Plan*	Incorporated by reference to Form 10-K filed March 16, 2010

10.4	Amended and Restated Supplemental Retirement Plan Agreements between Republic First Bank and Certain Directors*	Incorporated by reference to Form 10-Q filed November 7, 2008

Exhibit Number	Description	Location
10.5	Purchase Agreement among Republic First Bancorp, Inc., Republic First Bancorp Capital Trust IV, and Purchasers of the Trust IV Capital Securities	Incorporated by reference to Form 10-Q filed November 7, 2008

10.6	Registration Rights Agreement among Republic First Bancorp, Inc. and the Holders of the Trust IV Capital Securities	Incorporated by reference to Form10-Q filed November 7, 2008

10.7	Agreement, dated March 9, 2017, between Republic First Bancorp, Inc. and Vernon W. Hill II	Filed Herewith

10.8	Employment Agreement, dated May 10, 2013, by and among Harry D. Madonna, Republic First Bancorp, Inc., and Republic First Bank*	Incorporated by reference to Form 10-Q filed on May 10, 2013

10.9	First Amendment to Employment Agreement, dated March 18, 2015, by and among Harry D. Madonna, Republic First Bancorp, Inc. and Republic First Bank*	Incorporated by reference to Form 8-K filed on March 20, 2015

10.10	Form of Option Award*	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

10.11	Republic First Bancorp, Inc. 2014 Equity Incentive Plan*	Incorporated by reference to the definitive proxy statement on Schedule 14A filed on March 26, 2014

10.12	Form of Incentive Stock Option Award – 2014 Equity Incentive Plan*	Incorporated by reference to Form 10-K filed on March 13, 2015

10.13	Form of Nonqualified Stock Option Award – 2014 Equity Incentive Plan*	Incorporated by reference to Form 10-K filed on March 13, 2015

10.14	Form of Investment Agreement	Incorporated by reference to Form 8-K filed on April 22, 2014

10.15	Limited Liability Company Purchase Agreement dated July 26, 2016 by and among, Republic First Bank d/b/a Republic Bank and Owners of Oak Mortgage Company, LLC	Incorporated by reference to form 8-K filed August 1, 2016

21.1	Subsidiaries of the Company	Filed Herewith

23.1	Consent of BDO USA, LLP	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc.	Filed Herewith

Exhibit Number	Description	Location
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed Herewith

32.1	Section 1350 Certification of Harry D. Madonna	Furnished Herewith

32.2	Section 1350 Certification of Frank A. Cavallaro	Furnished Herewith

101
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015, and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, (v) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2016, 2015, and 2014, and (vi) Notes to Consolidated Financial Statements.

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

REPUBLIC FIRST BANCORP, INC.

Date: March 10, 2017	By:	/s/ Harry D. Madonna
Harry D. Madonna
President and Chief Executive Officer
(principal executive officer)

Date: March 10, 2017	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 10, 2017	By:	/s/ Vernon W. Hill, II
Vernon W. Hill, II, Chairman of the Board

Date: March 10, 2017	By:	/s/ Theodore J. Flocco, Jr.
Theodore J. Flocco, Jr., Director

Date: March 10, 2017	By:	/s/ Lisa R. Jacobs
Lisa R. Jacobs, Director

Date: March 10, 2017	By:	/s/ Harry D. Madonna
Harry D. Madonna, Director

Date: March 10, 2017	By:	/s/ Barry L. Spevak
Barry L. Spevak, Director

Date: March 10, 2017	By:	/s/ Brian P. Tierney
Brian P. Tierney, Director

Date: March 10, 2017	By:	/s/ Harris Wildstein, Esq.
Harris Wildstein, Esq., Director