Form 10-Q
period 2017-03-31
REPUBLIC FIRST BANCORP INC
filed 2017-05-05
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  [X]   NO  [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  [X ]     NO  [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [X]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  [  ]    NO   [X]
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	56,962,264
Title of Class	Number of Shares Outstanding as of May 4, 2017

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2017 and December 31, 2016
(Dollars in thousands, except per share data)
(unaudited)
	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$25,119	$19,830
Interest bearing deposits with banks	11,472	14,724
Cash and cash equivalents	36,591	34,554

Investment securities available for sale, at fair value	362,328	369,739
Investment securities held to maturity, at amortized cost (fair value of $413,699 and $425,183, respectively)	421,850	432,499
Restricted stock, at cost	1,366	1,366
Loans held for sale	25,098	28,065
Loans receivable (net of allowance for loan losses of $9,181 and $9,155 respectively)	1,016,962	955,817
Premises and equipment, net	58,926	57,040
Other real estate owned, net	9,944	10,174
Accrued interest receivable	5,987	5,497
Goodwill	5,011	5,011
Intangible asset	35	61
Other assets	24,490	24,108
Total Assets	$1,968,588	$1,923,931

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$364,278	$324,912
Demand – interest bearing	629,583	605,950
Money market and savings	620,218	635,644
Time deposits	106,433	111,164
Total Deposits	1,720,512	1,677,670
Accrued interest payable	490	444
Other liabilities	7,614	8,883
Subordinated debt	21,648	21,881
Total Liabilities	1,750,264	1,708,878

Shareholders' Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 57,415,434 as of March 31, 2017 and 57,283,712 as of December 31, 2016; shares outstanding 56,886,589 as of March 31, 2017 and 56,754,867 as of December 31, 2016	574	573
Additional paid in capital	254,403	253,570
Accumulated deficit	(26,101)	(27,888)
Treasury stock at cost (503,408 shares as of March 31, 2017 and December 31, 2016)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of March 31, 2017 and December 31, 2016)	(183)	(183)
Accumulated other comprehensive loss	(6,644)	(7,294)
Total Shareholders' Equity	218,324	215,053
Total Liabilities and Shareholders' Equity	$1,968,588	$1,923,931

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended March 31, 2017 and 2016
(Dollars in thousands, except per share data)
 (unaudited)

	Three Months Ended March 31,
	2017	2016
Interest income
Interest and fees on taxable loans	$10,941	$9,717
Interest and fees on tax-exempt loans	258	214
Interest and dividends on taxable investment securities	4,733	2,594
Interest and dividends on tax-exempt investment securities	194	174
Interest on federal funds sold and other interest-earning assets	61	63
Total interest income	16,187	12,762
Interest expense
Demand-interest bearing	608	415
Money market and savings	698	609
Time deposits	296	141
Other borrowings	366	306
Total interest expense	1,968	1,471
Net interest income	14,219	11,291
Provision for loan losses	-	300
Net interest income after provision for loan losses	14,219	10,991
Non-interest income
Loan advisory and servicing fees	337	603
Mortgage banking income	2,421	-
Gain on sales of SBA loans	688	833
Service fees on deposit accounts	846	570
Gain on sale of investment securities	-	296
Net securities impairment losses recognized in earnings	-	(1)
Other non-interest income	46	111
Total non-interest income	4,338	2,412
Non-interest expenses
Salaries and employee benefits	8,582	6,052
Occupancy	1,715	1,405
Depreciation and amortization	1,175	969
Legal	252	88
Other real estate owned	346	585
Advertising	245	129
Data processing	785	467
Insurance	273	206
Professional fees	428	360
Regulatory assessments and costs	329	342
Taxes, other	236	24
Other operating expenses	2,438	1,716
Total non-interest expense	16,804	12,343
Income before benefit for income taxes	1,753	1,060
Benefit for income taxes	(34)	(25)
Net income	$1,787	$1,085
Net income per share
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2017 and 2016
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Net income	$1,787	$1,085

Other comprehensive income, net of tax
Unrealized gain on securities (pre-tax $971, and $3,312 respectively)	623	2,122

Reclassification adjustment for securities gains (pre-tax $-, and $(296) respectively)	-	(190)

Reclassification adjustment for impairment charge (pre-tax $-, and $1 respectively)	-	1
Net unrealized gains on securities	623	1,933

Net unrealized holding losses on securities transferred from available-for-sale to held to maturity:
Amortization of net unrealized holding losses during the period (pre-tax $42, and $58 respectively)	27	37

Total other comprehensive income	650	1,970

Total comprehensive income	$2,437	$3,055

 (See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016
(Dollars in thousands)
(unaudited)
	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$1,787	$1,085
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	-	300
Write down of other real estate owned	110	126
Depreciation and amortization	1,175	969
Stock based compensation	302	171
Gain on sale and call of investment securities	-	(296)
Impairment charges on investment securities	-	1
Amortization of premiums on investment securities	676	229
Accretion of discounts on retained SBA loans	(267)	(214)
Fair value adjustments on SBA servicing assets	265	70
Proceeds from sales of SBA loans originated for sale	8,378	9,695
SBA loans originated for sale	(8,881)	(7,192)
Gains on sales of SBA loans originated for sale	(688)	(833)
Proceeds from sales of mortgage loans originated for sale	76,740	-
Mortgage loans originated for sale	(70,507)	-
Gains on mortgage loans originated for sale	(2,075)	-
Amortization of intangible assets	26	-
Amortization of debt issuance costs	7	7
Increase in accrued interest receivable and other assets	(1,501)	(552)
Decrease in accrued interest payable and other liabilities	(1,223)	(1,556)
Net cash provided by operating activities	4,324	2,010

Cash flows from investing activities
Purchase of investment securities available for sale	(909)	(32,856)
Purchase of investment securities held to maturity	-	(10,523)
Proceeds from the sale of securities available for sale	-	54,715
Proceeds from the maturity or call of securities available for sale	8,955	5,878
Proceeds from the maturity or call of securities held to maturity	10,352	4,100
Proceeds from redemption of restricted stock	-	1,880
Net increase in loans	(60,878)	(24,140)
Net proceeds from sale of other real estate owned	120	76
Premises and equipment expenditures	(3,061)	(4,391)
Net cash used in investing activities	(45,421)	(5,261)

Cash flows from financing activities
Net proceeds from exercise of stock options	292	1
Net increase in demand, money market and savings deposits	47,573	95,479
Net decrease in time deposits	(4,731)	(7,170)
Decrease in short-term borrowings	-	(47,000)
Net cash provided by financing activities	43,134	41,310

Net increase in cash and cash equivalents	2,037	38,059
Cash and cash equivalents, beginning of year	34,554	27,139
Cash and cash equivalents, end of period	$36,591	$65,198

Supplemental disclosures
Interest paid	$1,992	$1,445
Non-cash transfers from loans to other real estate owned	$-	$32
Conversion of subordinated debt to common stock	$240	$-

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2017 and 2016
(Dollars in thousands)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

Balance January 1, 2017	$573	$253,570	$(27,888)	$(3,725)	$(183)	$(7,294)	$215,053

Net income			1,787				1,787
Other comprehensive income, net of tax						650	650
Stock based compensation		302					302
Conversion of subordinated debt to common stock (36,922 shares)		240					240
Options exercised (94,800 shares)	1	291					292

Balance March 31, 2017	$574	$254,403	$(26,101)	$(3,725)	$(183)	$(6,644)	$218,324

Balance January 1, 2016	$384	$152,897	$(32,833)	$(3,725)	$(183)	$(3,165)	$113,375

Net income			1,085				1,085
Other comprehensive income, net of tax						1,970	1,970
Stock based compensation		171					171
Options exercised (250 shares)		1					1

Balance March 31, 2016	$384	$153,069	$(31,748)	$(3,725)	$(183)	$(1,195)	$116,602

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 1:  Basis of Presentation

Republic First Bancorp, Inc. (the "Company") is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania.  It is comprised of one wholly-owned subsidiary, Republic First Bank, which does business under the name of Republic Bank ("Republic"). Republic is a Pennsylvania state chartered bank that offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and store locations in Philadelphia, Montgomery, Delaware, Camden, Burlington, and Gloucester Counties. On July 28, 2016, Republic acquired all of the issued and outstanding limited liability company interests of Oak Mortgage Company, LLC ("Oak Mortgage") and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. Oak Mortgage is headquartered in Marlton, NJ and is licensed to do business in Pennsylvania, Delaware, New Jersey, and Florida. The Company also has three unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of three separate issuances of trust preferred securities.

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission ("SEC") Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

 Interest Rate Lock Commitments ("IRLCs")

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

Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned, assessment of other than temporary impairment ("OTTI") of investment securities, fair value of financial instruments, (see "Note 7" below), and the realization of deferred income tax assets. Consideration is given to a variety of factors in establishing these estimates.

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

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan ("the 2005 Plan"), under which the Company granted options, restricted stock or stock appreciation rights to the Company's employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company's 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of March 31, 2017, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company's stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company's shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the "2014 Plan"), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company's employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At March 31, 2017, the maximum number of shares of common shares issuable under the 2014 Plan was 5.9 million. During the three months ended March 31, 2017, 893,000 options were granted under the 2014 Plan with a weighted average grant date fair value of $3,122,517.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for the three months ended March 31, 2017 and 2016 are as follows:

	2017	2016
Dividend yield(1)	0.0%	0.0%
Expected volatility(2)	45.50% to 50.09%	47.59% to 52.54%
Risk-free interest rate(3)	1.89% to 2.26%	1.23% to 1.82%
Expected life(4)	5.5 to 7.0 years	5.5 to 7.0 years
Assumed forfeiture rate(5)	6.0%	10.0%

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

During the three months ended March 31, 2017 and 2016, 478,374 options and 470,300 options vested, respectively.  Expense is recognized ratably over the period required to vest.  At March 31, 2017, the intrinsic value of the 3,121,500 options outstanding was $10,534,698, while the intrinsic value of the 1,423,648 exercisable (vested) options was $6,685,120.  At March 31, 2016, the intrinsic value of the 2,491,175 options outstanding was $1,985,387, while the intrinsic value of the 1,236,949 exercisable (vested) options was $1,252,381. During the three months ended March 31, 2017, 94,800 options were exercised with cash received of $291,981 and 9,600 options were forfeited with a weighted average grant date fair value of $43,581. During the three months ended March 31, 2016, 250 options were exercised with cash received of $488 and 6,050 options were forfeited with a weighted average grant date fair value of $0.

Information regarding stock based compensation for the three months ended March 31, 2017 and 2016 is set forth below:

	2017	2016
Stock based compensation expense recognized	$302,000	$171,000
Number of unvested stock options	1,697,852	1,254,226
Fair value of unvested stock options	$4,583,209	$2,418,303
Amount remaining to be recognized as expense	$3,935,014	$1,690,057

The remaining unrecognized expense amount of $3,935,014 will be recognized ratably as expense through February 2021.

Earnings per Share

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of dilutive stock options granted through the Company's stock option plans and convertible securities related to the trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income. For the three months ended March 31, 2017 and 2016, the effect of CSEs (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculations.

The calculation of EPS for the three months ended March 31, 2017 and 2016 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016

Net income - basic and diluted	$1,787	$1,085

Weighted average shares outstanding	56,824	37,837

Net income per share – basic	$0.03	$0.03

Weighted average shares outstanding (including dilutive CSEs)	58,048	38,269

Net income per share – diluted	$0.03	$0.03

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended March 31,
(in thousands)	2017	2016

Anti-dilutive securities

Share based compensation awards	1,897	2,059

Convertible securities	1,625	1,662

Total anti-dilutive securities	3,522	3,721

During the three months ended March 31, 2017, $240,000 of subordinated debt was converted to 36,922 shares of Company common stock.

Recent Accounting Pronouncements

ASU 2014-09

       In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40)."  The purpose of this guidance is to clarify the principles for recognizing revenue.  The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification.  For public companies, early adoption of the update was effective for interim and annual periods beginning after December 15, 2016.  For public companies that elect to defer the update, adoption will be effective for interim and annual periods beginning after December 15, 2017. The Company expects that the most significant impact related to the standard's expected disclosure requirements will be the disaggregation of revenue. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect a material impact. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with The Company (Topic 606): Deferral of the Effective Date. The guidance in this ASU is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company has evaluated this ASU and it does not have a significant impact on its financial condition or results of operations.

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

ASU 2016-09

 In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 will amend current guidance such that all excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as income tax expense or benefit in the income statement during the period in which they occur. Additionally, excess tax benefits will be classified along with other income tax cash flows as an operating activity rather than a financing activity. ASU 2016-09 also provides that any entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is the current requirement, or account for forfeitures when they occur. ASU 2016-09 was effective January 1, 2017. It currently does not have a material impact on the financial statements, however depending upon the exercise timing of share based awards, the ASU could have a material impact on the financial statements going forward.

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

ASU 2017-08

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Earlier application is permitted for all entities, including adoption in an interim period. If an entity early adopts the ASU in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company has not yet determined the impact the adoption of ASU 2017-08 will have on the consolidated financial statements.

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

Note 5:  Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at March 31, 2017 and December 31, 2016 is as follows:

	At March 31, 2017
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$222,278	$99	$(4,761)	$217,616
Agency mortgage-backed securities	37,273	24	(1,267)	36,030
Municipal securities	27,727	255	(342)	27,640
Corporate bonds	66,698	98	(2,515)	64,281
Asset-backed securities	14,975	-	(175)	14,800
Trust preferred securities	3,063	-	(1,102)	1,961
Total securities available for sale	$372,014	$476	$(10,162)	$362,328

U.S. Government agencies	$97,177	$31	$(2,430)	$94,778
Collateralized mortgage obligations	196,461	644	(2,788)	194,317
Agency mortgage-backed securities	127,192	-	(3,608)	123,584
Other securities	1,020	-	-	1,020
Total securities held to maturity	$421,850	$675	$(8,826)	$413,699

	At December 31, 2016
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$230,252	$145	$(5,632)	$224,765
Agency mortgage-backed securities	37,973	32	(1,295)	36,710
Municipal securities	26,825	151	(429)	26,547
Corporate bonds	66,718	8	(1,978)	64,748
Asset-backed securities	15,565	-	(416)	15,149
Trust preferred securities	3,063	-	(1,243)	1,820
Total securities available for sale	$380,396	$336	$(10,993)	$369,739

U.S. Government agencies	$98,538	$8	$(2,238)	$96,308
Collateralized mortgage obligations	202,990	793	(2,553)	201,230
Agency mortgage-backed securities	129,951	1	(3,327)	126,625
Other securities	1,020	-	-	1,020
Total securities held to maturity	$432,499	$802	$(8,118)	$425,183

The following table presents investment securities by stated maturity at March 31, 2017. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these securities are classified separately with no specific maturity date.
	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$650	$651	$-	$-
After 1 year to 5 years	13,088	13,247	4,408	4,376
After 5 years to 10 years	73,254	70,702	93,789	91,422
After 10 years	25,471	24,082	-	-
Collateralized mortgage obligations	222,278	217,616	196,461	194,317
Agency mortgage-backed securities	37,273	36,030	127,192	123,584
Total	$372,014	$362,328	$421,850	$413,699

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.
      The Company's investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities.  There were no private label mortgage-backed securities ("MBS") or collateralized mortgage obligations ("CMO") held in the investment securities portfolio as of March 31, 2017 and December 31, 2016.  There were also no MBS or CMO securities that were rated "Alt-A" or "sub-prime" as of those dates.

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

There were no impairment charges (credit losses) on trust preferred securities for the three months ended March 31, 2017 and $1,000 was recorded for the three months ended March 31, 2016.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at March 31, 2017 and 2016 for which a portion of OTTI, as applicable, was recognized in other comprehensive income:
(dollars in thousands)	2017	2016

Beginning Balance, January 1st	$937	$930
Additional credit-related impairment loss on securities for which an other-than-temporary impairment was previously recognized	-	1
Ending Balance, March 31st	$937	$931

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position in the available for sale and held to maturity section:

	At March 31, 2017
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$194,126	$4,512	$7,264	$249	$201,390	$4,761
Agency mortgage-backed securities	32,174	1,231	2,973	36	35,147	1,267
Municipal securities	9,598	342	-	-	9,598	342
Corporate bonds	19,546	454	35,934	2,061	55,480	2,515
Asset backed securities	-	-	14,800	175	14,800	175
Trust preferred securities	-	-	1,961	1,102	1,961	1,102
Total Available for Sale	$255,444	$6,539	$62,932	$3,623	$318,376	$10,162

	At March 31, 2017
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$86,540	$2,398	$3,355	$32	$89,895	$2,430
Collateralized mortgage obligations	124,180	2,356	20,325	432	144,505	2,788
Agency mortgage-backed securities	123,584	3,608	-	-	123,584	3,608
Total Held to Maturity	$334,304	$8,362	$23,680	$464	$357,984	$8,826

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$192,308	$5,380	$7,579	$252	$199,887	$5,632
Agency mortgage-backed securities	29,916	1,260	3,199	35	33,115	1,295
Municipal securities	15,414	429	-	-	15,414	429
Corporate bonds	32,257	1,708	10,726	270	42,983	1,978
Asset backed securities	-	-	15,149	416	15,149	416
Trust preferred securities	-	-	1,820	1,243	1,820	1,243
Total Available for Sale	$269,895	$8,777	$38,473	$2,216	$308,368	$10,993

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$67,725	$2,198	$3,586	$40	$71,311	$2,238
Collateralized mortgage obligations	108,974	2,469	8,572	84	117,546	2,553
Agency mortgage-backed securities	97,725	3,327	-	-	97,725	3,327
Total Held to Maturity	$274,424	$7,994	$12,158	$124	$286,582	$8,118

Unrealized losses on securities in the investment portfolio amounted to $19.0 million with a total fair value of $676.4 million as of March 31, 2017 compared to unrealized losses of $19.1 million with a total fair value of $595.0 million as of December 31, 2016.  The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

The Company held ten U.S. Government agency securities, fifty-five collateralized mortgage obligations and twenty-three agency mortgage-backed securities that were in an unrealized loss position at March 31, 2017. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of March 31, 2017.

       All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody's or Standard & Poor's. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At March 31, 2017, the investment portfolio included fifteen municipal securities that were in an unrealized loss position. Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of credit deterioration.

       At March 31, 2017, the investment portfolio included two asset-backed securities that were in an unrealized loss position. The asset-backed securities held in the investment securities portfolio consist solely of Sallie Mae bonds, collateralized by student loans which are guaranteed by the U.S. Department of Education.  Management believes the unrealized losses on these securities were driven by changes in market interest rates and not a result of credit deterioration.  At March 31, 2017, the investment portfolio included seven corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration.

The unrealized losses on the trust preferred securities are primarily the result of the secondary market for such securities becoming inactive and are also considered temporary at this time. The following table provides additional detail about the trust preferred securities held in the portfolio as of March 31, 2017.

(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2018 and beyond	Cumulative OTTI Life to Date
TPREF Funding II	Class B Notes	$725	$428	$(297)	C	19	29%	0.41%	$274
TPREF Funding III	Class B2 Notes	1,518	956	(562)	C	15	28	0.42	483
ALESCO Preferred Funding V	Class C1 Notes	820	577	(243)	C	40	15	0.43	180
Total		$3,063	$1,961	$(1,102)		74	24%		$937

No securities were sold during the three months ended March 31, 2017. During the three months ended March 31, 2016, the proceeds from the sale of investment securities were $54.7 million. Gross gains of $320,000 and gross losses of $24,000 were realized on these sales. The tax provision applicable to the net gains for the three months ended March 31, 2016 was $106,000.

Note 6:  Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company's gross loans by major categories as of March 31, 2017 and December 31, 2016:

(dollars in thousands)	March 31, 2017	December 31, 2016

Commercial real estate	$394,840	$378,519
Construction and land development	78,636	61,453
Commercial and industrial	188,873	174,744
Owner occupied real estate	273,996	276,986
Consumer and other	67,402	63,660
Residential mortgage	22,652	9,682
Total loans receivable	1,026,399	965,044
Deferred costs (fees)	(256)	(72)
Allowance for loan losses	(9,181)	(9,155)
Net loans receivable	$1,016,962	$955,817

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

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three months ended March 31, 2017 and 2016:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended March 31, 2017
Allowance for loan losses:

Beginning balance:	$3,254	$557	$2,884	$1,382	$588	$58	$432	$9,155
Charge-offs	-	-	-	(8)	(2)	-	-	(10)
Recoveries	7	-	29	-	-	-	-	36
Provisions (credits)	(299)	(11)	(143)	253	(11)	72	139	-
Ending balance	$2,962	$546	$2,770	$1,627	$575	$130	$571	$9,181

Three months ended March 31, 2016
Allowance for loan losses:

Beginning balance:	$2,393	$338	$2,932	$2,030	$295	$14	$701	$8,703
Charge-offs	-	-	(18)	(28)	-	-	-	(46)
Recoveries	-	-	72	-	-	-	-	72
Provisions (credits)	(348)	76	(44)	89	17	(3)	513	300
Ending balance	$2,045	$414	$2,942	$2,091	$312	$11	$1,214	$9,029

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of March 31, 2017 and December 31, 2016:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

March 31, 2017

Allowance for loan losses:

Individually evaluated for impairment	$1,305	$-	$1,758	$297	$262	$-	$-	$3,622
Collectively evaluated for impairment	1,657	546	1,012	1,330	313	130	571	5,559
Total allowance for loan losses	$2,962	$546	$2,770	$1,627	$575	$130	$571	$9,181

Loans receivable:
Loans evaluated individually	$18,854	$-	$5,287	$3,475	$1,272	$-	$-	$28,888
Loans evaluated collectively	375,986	78,636	183,586	270,521	66,130	22,652	-	997,511
Total loans receivable	$394,840	$78,636	$188,873	$273,996	$67,402	$22,652	$-	$1,026,399

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2016

Allowance for loan losses:

Individually evaluated for impairment	$1,277	$-	$1,624	$274	$293	$-	$-	$3,468
Collectively evaluated for impairment	1,977	557	1,260	1,108	295	58	432	5,687
Total allowance for loan losses	$3,254	$557	$2,884	$1,382	$588	$58	$432	$9,155

Loans receivable:
Loans evaluated individually	$19,245	$-	$5,180	$2,325	$1,290	$130	$-	$28,170
Loans evaluated collectively	359,274	61,453	169,564	274,661	62,370	9,552	-	936,874
Total loans receivable	$378,519	$61,453	$174,744	$276,986	$63,660	$9,682	$-	$965,044

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans.  The following table summarizes information with regard to impaired loans by loan portfolio class as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$12,234	$12,235	$-	$12,347	$12,348	$-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	1,907	3,067	-	1,955	3,111	-
Owner occupied real estate	1,631	1,742	-	621	733	-
Consumer and other	817	1,115	-	687	976	-
Residential mortgage	-	-	-	130	130	-
Total	$16,589	$18,159	$-	$15,740	$17,298	$-

With an allowance recorded:
Commercial real estate	$6,620	$6,634	$1,305	$6,898	$6,912	$1,277
Construction and land development	-	-	-	-	-	-
Commercial and industrial	3,380	6,047	1,758	3,225	5,892	1,624
Owner occupied real estate	1,844	1,844	297	1,704	1,704	274
Consumer and other	455	481	262	603	627	293
Residential mortgage	-	-	-	-	-	-
Total	$12,299	$15,006	$3,622	$12,430	$15,135	$3,468

Total:
Commercial real estate	$18,854	$18,869	$1,305	$19,245	$19,260	$1,277
Construction and land development	-	-	-	-	-	-
Commercial and industrial	5,287	9,114	1,758	5,180	9,003	1,624
Owner occupied real estate	3,475	3,586	297	2,325	2,437	274
Consumer and other	1,272	1,596	262	1,290	1,603	293
Residential mortgage	-	-	-	130	130	-
Total	$28,888	$33,165	$3,622	$28,170	$32,433	$3,468

The following table presents additional information regarding the Company's impaired loans for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$12,290	$70	$11,589	$65
Construction and land development	-	-	117	-
Commercial and industrial	1,931	8	1,998	10
Owner occupied real estate	1,126	12	483	1
Consumer and other	752	3	829	3
Residential mortgage	65	1	-	-
Total	$16,164	$94	$15,016	$79

With an allowance recorded:
Commercial real estate	$6,759	$5	$508	$8
Construction and land development	-	-	-	-
Commercial and industrial	3,303	17	3,110	19
Owner occupied real estate	1,774	6	2,830	6
Consumer and other	529	4	213	2
Residential mortgage	-	-	-	-
Total	$12,365	$32	$6,661	$35

Total:
Commercial real estate	$19,049	$75	$12,097	$73
Construction and land development	-	-	117	-
Commercial and industrial	5,234	25	5,108	29
Owner occupied real estate	2,900	18	3,313	7
Consumer and other	1,281	7	1,042	5
Residential mortgage	65	1	-	-
Total	$28,529	$126	$21,677	$114

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2017 and December 31, 2016:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At March 31, 2017
Commercial real estate	$-	$6	$12,733	$12,739	$382,101	$394,840	$-
Construction and land development	-	-	-	-	78,636	78,636	-
Commercial and industrial	1,009	434	3,299	4,742	184,131	188,873	-
Owner occupied real estate	1,174	-	1,690	2,864	271,132	273,996	-
Consumer and other	23	24	807	854	66,548	67,402	-
Residential mortgage	-	-	-	-	22,652	22,652	-
Total	$2,206	$464	$18,529	$21,199	$1,005,200	$1,026,399	$-

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2016
Commercial real estate	$-	$9	$13,089	$13,098	$365,421	$378,519	$-
Construction and land development	-	-	-	-	61,453	61,453	-
Commercial and industrial	568	-	3,151	3,719	171,025	174,744	-
Owner occupied real estate	468	-	1,718	2,186	274,800	276,986	172
Consumer and other	24	22	808	854	62,806	63,660	-
Residential mortgage	-	-	130	130	9,552	9,682	130
Total	$1,060	$31	$18,896	$19,987	$945,057	$965,044	$302

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of March 31, 2017 and December 31, 2016:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At March 31, 2017:
Commercial real estate	$380,763	$863	$13,214	$-	$394,840
Construction and land development	78,636	-	-	-	78,636
Commercial and industrial	182,990	596	3,858	1,429	188,873
Owner occupied real estate	270,521	-	3,475	-	273,996
Consumer and other	66,130	-	1,272	-	67,402
Residential mortgage	22,524	128	-	-	22,652
Total	$1,001,564	$1,587	$21,819	$1,429	$1,026,399

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2016:
Commercial real estate	$364,066	$877	$13,576	$-	$378,519
Construction and land development	61,453	-	-	-	61,453
Commercial and industrial	168,958	606	3,751	1,429	174,744
Owner occupied real estate	274,150	511	2,325	-	276,986
Consumer and other	62,370	-	1,290	-	63,660
Residential mortgage	9,552	-	130	-	9,682
Total	$940,549	$1,994	$21,072	$1,429	$965,044

The following table shows non-accrual loans by class as of March 31, 2017 and December 31, 2016:

(dollars in thousands)	March 31, 2017	December 31, 2016

Commercial real estate	$12,733	$13,089
Construction and land development	-	-
Commercial and industrial	3,299	3,151
Owner occupied real estate	1,690	1,546
Consumer and other	807	808
Residential mortgage	-	-
Total	$18,529	$18,594

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $276,000 and $200,000 for the three months ended March 31, 2017 and 2016, respectively.

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

The following table summarizes the balance of outstanding TDRs at March 31, 2017 and December 31, 2016:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
March 31, 2017
Commercial real estate	2	$5,640	$6,129	$11,769
Construction and land development	-	-	-	-
Commercial and industrial	2	222	349	571
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	4	$5,862	$6,478	$12,340

December 31, 2016
Commercial real estate	1	$5,669	$-	$5,669
Construction and land development	-	-	-	-
Commercial and industrial	2	228	349	577
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	3	$5,897	$349	$6,246

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
 The Company modified one commercial real estate loan in the amount of $6.1 million during the three months ended March 31, 2017.  This loan was transferred to non-accrual status during the second quarter of 2015 as a result of delinquency caused by tenant vacancies. The Company restructured the loan based on new leases obtained by the borrower. In accordance with the modified terms of the loan, certain concessions have been granted, including a reduction in the interest rate. There were no loan modifications made during the three months ended March 31, 2016 that met the criteria of a TDR.

There were no residential mortgages in the process of foreclosure as of March 31, 2017 and December 31, 2016.  Other real estate owned relating to residential real estate was $59,000 and $126,000 at March 31, 2017 and December 31, 2016.
After a loan is determined to be a TDR, the Company continues to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the three months ended March 31, 2017. There were no TDRs that subsequently defaulted during the year ended December 31, 2016.
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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 and December 31, 2016 were as follows:
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

March 31, 2017
Assets:

Collateralized mortgage obligations	$217,616	$-	$217,616	$-
Agency mortgage-backed securities	36,030	-	36,030	-
Municipal securities	27,640	-	27,640	-
Corporate bonds	64,281	-	61,257	3,024
Asset-backed securities	14,800	-	14,800	-
Trust Preferred Securities	1,961	-	-	1,961
Securities Available for Sale	$362,328	$-	$357,343	$4,985

Mortgage Loans Held for Sale	$19,753	$-	$19,753	$-
SBA Servicing Assets	5,298	-	-	5,298
Interest Rate Lock Commitments	831	-	831	-
Best Efforts Forward Loan Sales Commitments	3	-	3	-
Mandatory Forward Loan Sales Commitments	8	-	8	-

Liabilities:

Interest Rate Lock Commitments	7	-	7	-
Best Efforts Forward Loan Sales Commitments	270	-	270	-
Mandatory Forward Loan Sales Commitments	125	-	125	-

December 31, 2016
Assets:

Collateralized mortgage obligations	$224,765	$-	$224,765	$-
Agency mortgage-backed securities	36,710	-	36,710	-
Municipal securities	26,547	-	26,547	-
Corporate bonds	64,748	-	61,777	2,971
Asset-backed securities	15,149	-	15,149	-
Trust Preferred Securities	1,820	-	-	1,820
Securities Available for Sale	$369,739	$-	$364,948	$4,791

Mortgage Loans Held for Sale	$23,911	$-	$23,911	$-
SBA Servicing Assets	5,352	-	-	5,352
Interest Rate Lock Commitments	439	-	439	-
Best Efforts Forward Loan Sales Commitments	103	-	103	-
Mandatory Forward Loan Sales Commitments	229	-	229	-

Liabilities:

Interest Rate Lock Commitments	55	-	55	-
Best Efforts Forward Loan Sales Commitments	125	-	125	-
Mandatory Forward Loan Sales Commitments	38	-	38	-

The following table presents an analysis of the activity in the SBA servicing assets for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016

Beginning balance	$5,352	$4,886
Additions	211	242
Fair value adjustments	(265)	(70)
Ending balance	$5,298	$5,058

Fair value adjustments are recorded as loan advisory and servicing fees on the statement of income.  Servicing fee income, not including fair value adjustments, totaled $433,000 and $434,000 for the three months ended March 31, 2017 and 2016, respectively.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1st	$1,820	$2,971	$1,883	$2,834
Unrealized (losses) gains	141	53	(24)	10
Paydowns	-	-	-	-
Proceeds from sales	-	-	-	-
Realized (losses) gains	-	-	-	-
Impairment charges on Level 3	-	-	(1)	-
Balance, March 31st	$1,961	$3,024	$1,858	$2,844

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 and December 31, 2016 were as follows:
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
March 31, 2017
Impaired loans	$8,677	$-	$-	$8,677
Other real estate owned	496	-	-	496

December 31, 2016
Impaired loans	$9,110	$-	$-	$9,110
Other real estate owned	8,563	-	-	8,563

The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements

Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2017
Corporate bonds	$3,024	Discounted Cash Flows	Discount Rate	(5.06%)

Trust preferred securities	$1,961	Discounted Cash Flows	Discount Rate	8.13% - 8.63% (8.36%)

SBA servicing assets	$5,298	Discounted Cash Flows	Conditional Prepayment Rate Discount Rate	(6.58%) (10.00%)

Impaired loans	$8,677	Appraised Value of Collateral (1)	Liquidation expenses (2)	10% - 23% (12%) (3)

Other real estate owned	$496	Appraised Value of Collateral (1) Sales Price	Liquidation expenses (2) Liquidation expenses (2)	7% - 20% (9%) (3) 7% - 8% (7%) (3)

December 31, 2016
Corporate bonds	$2,971	Discounted Cash Flows	Discount Rate	(4.68%)

Trust preferred securities	$1,820	Discounted Cash Flows	Discount Rate	8.85% - 9.35% (9.08%)

SBA servicing assets	$5,352	Discounted Cash Flows	Conditional Prepayment Rate Discount Rate	(6.12%) (10.00%)

Impaired loans	$9,110	Appraised Value of Collateral (1) Sales Price	Liquidation expenses (2) Liquidation expenses (2)	7% - 20% (11%) (3) (7%) (3)

Other real estate owned	$8,563	Appraised Value of Collateral (1) Sales Price	Liquidation expenses (2) Liquidation expenses (2)	5% - 76% (17%) (3) 7% - 8% (7%) (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at March 31, 2017 and December 31, 2016.

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

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of March 31, 2017 and December 31, 2016. Financial information on the issuers was also obtained from Bloomberg, the FDIC, and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages.

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

SBA Loans Held For Sale (Carried at Lower of Cost or Fair Value)

The fair values of SBA loans held for sale is determined, when possible, using quoted secondary-market prices and are classified within Level 3 of the fair value hierarchy.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the three months ended March 31, 2017 and the year ended December 31, 2016.

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. In 2016, Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect their economic value. All mortgage loans held for sale originated subsequent to the election date are carried at fair value. All loans held for sale originated prior to the election date were sold prior to December 31, 2016. Interest income on loans held for sale, which totaled $129,000 for three months ended March 31, 2017 and $0 for the three months ended March 31, 2016, are included in interest and fees in the statements of income.

0The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of March 31, 2017 and December 31, 2016 (dollars in thousands):

Mortgage loans held for sale	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
March 31, 2017	$19,753	$19,052	$701

December 31, 2016	$23,911	$23,428	$483

Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at March 31, 2017 and December 31, 2016.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At March 31, 2017 and December 31, 2016, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.  At March 31, 2017 and December 31, 2016, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	March 31, 2017	December 31, 2016

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$5,298	$5,352

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	0%	0%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%

Weighted Average Remaining Term	20.9 years	21.1 years

Prepayment Speed	6.58%	6.12%
Effect on fair value of a 10% increase	$(164)	$(161)
Effect on fair value of a 20% increase	(321)	(316)

Weighted Average Discount Rate	10.00%	10.00%
Effect on fair value of a 10% increase	$(220)	$(226)
Effect on fair value of a 20% increase	(423)	(435)

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

The estimated fair values of the Company's financial instruments were as follows at March 31, 2017.
	Fair Value Measurements at March 31, 2017
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$36,591	$36,591	$36,591	$-	$-
Investment securities available for sale	362,328	362,328	-	357,343	4,985
Investment securities held to maturity	421,850	413,699	-	413,699	-
Restricted stock	1,366	1,366	-	1,366	-
Loans held for sale	25,098	25,237	-	19,753	5,484
Loans receivable, net	1,016,962	995,394	-	-	995,394
SBA servicing assets	5,298	5,298	-	-	5,298
Accrued interest receivable	5,987	5,987	-	5,987	-
Interest rate lock commitments	831	831	-	831	-
Best efforts forward loan sales commitments	3	3	-	3	-
Mandatory forward loan sales commitments	8	8	-	8	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,614,079	$1,614,079	$-	$1,614,079	$-
Time	106,433	104,888	-	104,888	-
Subordinated debt	21,648	16,927	-	-	16,927
Accrued interest payable	490	490	-	490	-
Interest rate lock commitments	7	7	-	7	-
Best efforts forward loan sales commitments	270	270	-	270	-
Mandatory forward loan sales commitments	125	125	-	125	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

The estimated fair values of the Company's financial instruments were as follows at December 31, 2016.
	Fair Value Measurements at December 31, 2016
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$34,554	$34,554	$34,554	$-	$-
Investment securities available for sale	369,739	369,739	-	364,948	4,791
Investment securities held to maturity	432,499	425,183	-	425,183	-
Restricted stock	1,366	1,366	-	1,366	-
Loans held for sale	28,065	28,267	-	23,911	4,356
Loans receivable, net	955,817	937,944	-	-	937,944
SBA servicing assets	5,352	5,352	-	-	5,352
Accrued interest receivable	5,497	5,497	-	5,497	-
Interest rate lock commitments	439	439	-	439	-
Best efforts forward loan sales commitments	103	103	-	103	-
Mandatory forward loan sales commitments	229	229	-	229	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,566,506	$1,566,506	$-	$1,566,506	$-
Time	111,164	110,988	-	110,988	-
Subordinated debt	21,881	16,286	-	-	16,286
Accrued interest payable	444	444	-	444	-
Interest rate lock commitments	55	55	-	55	-
Best efforts forward loan sales commitments	125	125	-	125	-
Mandatory forward loan sales commitments	38	38	-	38	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

Note 8: Changes in Accumulated Other Comprehensive Income (Loss) By Component (1)

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2017 and 2016, and the year ended December 31, 2016.

	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2017	$(6,831)	$(463)	$(7,294)
Unrealized gain on securities	623	-	623
Amounts reclassified from accumulated other comprehensive income to net income (2)	-	27	27
Net current-period other comprehensive income	623	27	650
Balance March 31, 2017	$(6,208)	$(436)	$(6,644)

Balance January 1, 2016	$(2,562)	$(603)	$(3,165)
Unrealized gain on securities	2,122	-	2,122
Amounts reclassified from accumulated other comprehensive income to net income (2)	(189)	37	(152)
Net current-period other comprehensive income	1,933	37	1,970
Balance March 31, 2016	$(629)	$(566)	$(1,195)

Balance January 1, 2016	$(2,562)	$(603)	$(3,165)
Unrealized gain on securities	(3,853)	-	(3,853)
Amounts reclassified from accumulated other comprehensive income to net income (2)	(416)	140	(276)
Net current-period other comprehensive income	(4,269)	140	(4,129)
Balance December 31, 2016	$(6,831)	$(463)	$(7,294)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Operations.

Note 9: Business Combination

Oak Mortgage Company, LLC

On July 28, 2016, Republic acquired all of the issued and outstanding limited liability company interests of Oak Mortgage Company, LLC ("Oak Mortgage") and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. The aggregate cash purchase price paid to the Sellers for their limited liability company interests at closing was $7.1 million, $1.0 million of which was deposited in an escrow account to be disbursed one year from closing subject to adjustment for any covered indemnity claims under the Purchase Agreement. The purchase price was subject to certain post-closing adjustments.

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

An adjustment was made to other liabilities which affected goodwill resulting from the acquisition of Oak Mortgage. As of December 31, 2016, the estimates of fair values of the assets acquired and liabilities assumed in the acquisition of Oak Mortgage were finalized.

The following table presents unaudited pro forma information, in thousands, as if the acquisition of Oak Mortgage by the Company had been completed on January 1, 2016. The pro forma information does not necessarily reflect the results of operations that would have occurred had Oak Mortgage been acquired by the Company at the beginning of 2016. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies or other factors.

(dollars in thousands)	Three Months Ended March 31,
2016
Total revenues	$17,460

Net income	$1,484

Note 10: Goodwill and Other Intangibles

The Company's goodwill and intangible assets related to the acquisition of Oak Mortgage in July 2016 is detailed below:

(dollars in thousands)	Balance December 31, 2016	Additions/ Adjustments	Amortization	Balance March 31, 2017	Amortization Period (in years)

Goodwill	$5,011	$-	$-	$5,011	Indefinite
Non-compete agreements	61	-	(26)	35	1
Total	$5,072	$-	$(26)	$5,046

Note 11: Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the three months ended March 31, 2017 and the three months ended March 31, 2016. The following table summarizes the amounts recorded in Republic's statement of financial condition for derivatives not designated as hedging instruments as of March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC's	Other Assets	$831	$33,875
Best efforts forward loan sales commitments	Other Assets	3	2,467
Mandatory forward loan sales commitments	Other Assets	8	2,500

Liability derivatives:

IRLC's	Other Liabilities	$7	$3,882
Best efforts forward loan sales commitments	Other Liabilities	270	35,290
Mandatory forward loan sales commitments	Other Liabilities	125	16,527

December 31, 2016	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC's	Other Assets	$439	$20,792
Best efforts forward loan sales commitments	Other Assets	103	8,586
Mandatory forward loan sales commitments	Other Assets	229	18,373

Liability derivatives:

IRLC's	Other Liabilities	$55	$6,757
Best efforts forward loan sales commitments	Other Liabilities	125	18,963
Mandatory forward loan sales commitments	Other Liabilities	38	5,024

The following table summarizes the amounts recorded in Republic's statement of income for derivative instruments not designated as hedging instruments for the three months ended March 31, 2017 (in thousands):

Three Months Ended March 31, 2017	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLC's	Mortgage banking income	$392
Best efforts forward loan sales commitments	Mortgage banking income	(100)
Mandatory forward loan sales commitments	Mortgage banking income	(221)

Liability derivatives:

IRLC's	Mortgage banking income	$48
Best efforts forward loan sales commitments	Mortgage banking income	(145)
Mandatory forward loan sales commitments	Mortgage banking income	(87)

There was no income from derivative instruments for the three months ended March 31, 2016.

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
We may from time to time make written or oral "forward-looking statements", including statements contained in this presentation. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise with changes in: general economic conditions, including turmoil in the financial markets and related efforts of government agencies to stabilize the financial system; the adequacy of our allowance for loan losses and our methodology for determining such allowance; adverse changes in our loan portfolio and credit risk-related losses and expenses; concentrations within our loan portfolio, including our exposure to commercial real estate loans, and to our primary service area; changes in interest rates; our ability to identify, negotiate, secure and develop new store locations and renew, modify, or terminate leases or dispose of properties for existing store locations effectively; business conditions in the financial services industry, including competitive pressure among financial services companies, new service and product offerings by competitors, price pressures and similar items; deposit flows; loan demand; the regulatory environment, including evolving banking industry standards, changes in legislation or regulation; impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act; our securities portfolio and the valuation of our securities; accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements; rapidly changing technology; litigation liabilities, including costs, expenses, settlements and judgments; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.  You should carefully review the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2016 and other documents we file from time to time with the Securities and Exchange Commission. The words "would be," "could be," "should be," "probability," "risk," "target," "objective," "may," "will," "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions or variations on such expressions are intended to identify forward-looking statements. All such statements are made in good faith by us pursuant to the "safe harbor" provisions of the U.S. Private Securities Litigation Reform Act of 1995. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of us, except as may be required by applicable law or regulations.

Regulatory Reform and Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") has and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Consumer Financial Protection Bureau, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. For information regarding our updated capital requirements, see "Regulatory Matters" below.

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

Financial Condition

Assets

Total assets increased by $44.7 million, or 2.3%, to $2.0 billion at March 31, 2017, compared to $1.9 billion at December 31, 2016.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount of these two categories increased by $2.0 million, to $36.6 million at March 31, 2017, from $34.6 million at December 31, 2016.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration ("SBA") which we usually originate with the intention of selling in the future and residential mortgage loans originated by Republic's subsidiary, Oak Mortgage, which we also intend to sell in the future. Total SBA loans held for sale were $5.3 million at March 31, 2017 as compared to $4.2 million at December 31, 2016.  Residential mortgage loans held for sale were $19.8 million at March 31, 2017 compared to $23.9 million at December 31, 2016. Loans held for sale, as a percentage of total Company assets, were 1.3% at March 31, 2017.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $27.0 million at March 31, 2017. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit.

Loans increased $61.2 million, or 6.3%, to $1.0 billion at March 31, 2017, versus $965.0 million at December 31, 2016.  This growth was the result of an increase in loan demand in commercial real estate, construction and development, commercial and industrial, consumer, and residential mortgage categories driven by the successful execution of our relationship banking strategy which focuses on customer service.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), municipal securities, corporate bonds, asset-backed securities (ABS), and pooled trust preferred securities (CDO).  Available-for-sale securities totaled $362.3 million at March 31, 2017, compared to $369.7 million at December 31, 2016. The decrease was primarily due to the receipt of principal payments on CMO and MBS securities held in the portfolio totaling $9.0 million partially offset by the purchase of securities totaling $909 thousand during the first three months of 2017. At March 31, 2017, the portfolio had a net unrealized loss of $9.7 million compared to a net unrealized loss of $10.7 million at December 31, 2016. The change in value of the investment portfolio was driven by a decrease in market interest rates which drove an increase in value of the bonds held in our portfolio during the first three months of 2017.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (SBIC) and Small Business Administration (SBA) bonds, CMO's and MBS's. The fair value of securities held-to-maturity totaled $413.7 million and $425.2 million at March 31, 2017 and December 31, 2016, respectively. The decrease was primarily due to the receipt of principal payments on CMO and MBS securities held in the portfolio totaling $10.4 million during the first three months of 2017.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of March 31, 2017 and December 31, 2016.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh ("FHLB") and Atlantic Community Bankers Bank ("ACBB").

At both March 31, 2017 and December 31, 2016, the investment in FHLB of Pittsburgh capital stock totaled $1.2 million. At both March 31, 2017 and December 31, 2016, ACBB capital stock totaled $143,000.  Both the FHLB and ACBB issued dividend payments during the first quarter of 2017.

Other Real Estate Owned

The balance of other real estate owned decreased to $9.9 million at March 31, 2017 from $10.2 million at December 31, 2016, primarily due to sales totaling $120,000 and writedowns in the amount of $110,000 on existing foreclosed properties during the three months ended March 31, 2017.

Goodwill

Goodwill resulting from the acquisition of Oak Mortgage in July 2016 amounted to $5.0 million at March 31, 2017 and December 31, 2016.

Deposits
Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic's major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $42.8 million, or 2.6%, to $1.7 billion at March 31, 2017 from $1.7 billion at December 31, 2016.  The increase was the result of growth in demand deposit balances offset by decreases in money market, savings, and time deposit balances. We constantly focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction.  We are also in the midst of an aggressive expansion and relocation plan which we refer to as "The Power of Red is Back".  Over the last three years, we have opened nine new store locations and have several more in various stages of construction and development.  This strategy has also allowed us to nearly eliminate our dependence upon the more volatile sources of funding found in brokered and public fund certificates of deposit.

Shareholders' Equity

Total shareholders' equity increased $3.3 million to $218.3 million at March 31, 2017 compared to $215.1 million at December 31, 2016. The increase was primarily due to net income of $1.8 million recognized during the first three months of 2017, an increase of $834,000 related to stock option exercises and securities conversion and the reduction in accumulated other comprehensive losses associated with an increase in the market value of the investment securities portfolio. The shift in market value of the securities portfolio resulted in accumulated other comprehensive losses of $6.6 million at March 31, 2017 compared to accumulated other comprehensive losses of $7.3 million at December 31, 2016 was primarily driven by a decrease in market interest rates which drove an increase in value of the securities held in our portfolio.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

We reported net income of $1.8 million or $0.03 per share, for the three months ended March 31, 2017, compared to net income of $1.1 million, or $0.03 per share, for the three months ended March 31, 2016. The increase in net income was primarily driven by growth in interest-earning assets.
Net interest income was $14.2 million for the three month period ended March 31, 2017 compared to $11.3 million for the three months ended March 31, 2016.  Interest income increased $3.4 million, or 26.8%, to $16.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily as a result of a $370.5 million increase in average investment securities balances and a $120.8 million increase in average loan balances.  Interest expense increased $497,000, or 33.8%, to $2.0 million for the three months ended March 31, 2017 compared to $1.5 million for the three months ended March 31, 2016. This increase was primarily due to an increase in average deposits outstanding.
We recorded no provision for loan losses for the three months ended March 31, 2017 compared to $300,000 for the three months ended March 2016 primarily due to a decrease in the allowance required for loans collectively evaluated for impairment driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.
Non-interest income increased by $1.9 million to $4.3 million during the three months ended March 31, 2017 compared to $2.4 million during the three months ended March 31, 2016. The increase during the three months ended March 31, 2017 was primarily due to increases in mortgage banking income and service fees on deposit accounts offset by decreases in the gain on the sales of securities, loan advisory and servicing fees, and gain on the sales of SBA loans.
Non-interest expenses increased $4.5 million to $16.8 million during the three months ended March 31, 2017 compared to $12.3 million during the three months ended March 31, 2016. This increase was primarily driven by higher salaries, employee benefits, and occupancy expenses associated with the addition of new stores related to our expansion strategy which we refer to as "The Power of Red is Back", as well as the addition of Oak Mortgage in the third quarter of 2016.
Return on average assets and average equity from continuing operations was 0.37% and 3.35%, respectively, during the three months ended March 31, 2017 compared to 0.30% and 3.77%, respectively, for the three months ended March 31, 2016.

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
Average Balances and Net Interest Income

	For the three months ended March 31, 2017			For the three months ended March 31, 2016
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$23,929	$61	1.03%	$47,109	$63	0.54%
Investment securities and restricted stock	808,029	5,032	2.49%	437,514	2,862	2.62%
Loans receivable	1,008,329	11,338	4.56%	887,499	10,046	4.55%
Total interest-earning assets	1,840,287	16,431	3.62%	1,372,122	12,971	3.80%
Other assets	101,820			87,685
Total assets	$1,942,107			$1,459,807

Interest-earning liabilities:
Demand – non-interest bearing	$329,015			$261,810
Demand – interest bearing	620,090	608	0.40%	412,558	415	0.40%
Money market & savings	607,181	698	0.47%	559,458	609	0.44%
Time deposits	107,923	296	1.11%	65,414	141	0.87%
Total deposits	1,664,209	1,602	0.39%	1,299,240	1,165	0.36%
Total interest-bearing deposits	1,335,194	1,602	0.49%	1,037,430	1,165	0.45%
Other borrowings	53,138	366	2.79%	37,428	306	3.29%
Total interest-bearing liabilities	1,388,332	1,968	0.57%	1,074,858	1,471	0.55%
Total deposits and other borrowings	1,717,347	1,968	0.46%	1,336,668	1,471	0.44%
Non interest-bearing other liabilities	8,295			7,478
Shareholders' equity	216,465			115,661
Total liabilities and shareholders' equity	$1,942,107			$1,459,807
Net interest income (2)		$14,463			$11,500
Net interest spread			3.05%			3.25%
Net interest margin (2)			3.19%			3.37%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $244 and $209 for the three months ended March 31, 2017 and 2016, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. For purposes of this table, changes in tax-equivalent interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.
	For the three months ended March 31, 2017 vs. 2016
	Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$(59)	$57	$(2)
Securities	2,307	(137)	2,170
Loans	1,348	(56)	1,292
Total interest-earning assets	3,596	(136)	3,460

Interest expense:
Deposits
Interest-bearing demand deposits	203	(10)	193
Money market and savings	52	37	89
Time deposits	117	38	155
Total deposit interest expense	372	65	437
Other borrowings	24	36	60
Total interest expense	396	101	497
Net interest income	$3,200	$(237)	$2,963

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, for the first three months of 2017 increased $3.0 million, or 25.9%, over the same period in 2016. Interest income, on a fully tax-equivalent basis, on interest-earning assets totaled $16.4 million and $13.0 million for the first three months of 2017 and 2016, respectively.  The increase in interest income earned was the result of a $370.5 million increase in average investment securities and a $120.8 million increase in average loans receivable for the three months ended March 31, 2017 as compared to March 31, 2016. Total interest expense for the first three months of 2017 increased by $497,000, or 33.0%, to $2.0 million from $1.5 million for the first three months of 2016. Interest expense on deposits increased by $437,000, or 37.5%, for the first three months of 2017 versus the same period in 2016. Interest expense on other borrowings increased by $60,000 for the three months ended March 31, 2017 as compared to March 31, 2016.
Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.05% during the first three months of 2017 compared to 3.25% during the first three months of 2016. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets.  For the first three months of 2017 and 2016, the fully tax-equivalent net interest margin was 3.19% and 3.37%, respectively.  The net interest margin for the three months ending March 31, 2017 decreased primarily as a result of a decrease in the yield on investment securities and an increase in the rate on total deposits.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.  We recorded no provision for loan losses for the three month period ended March 31, 2017 compared to $300,000 for the three month period ended March 31, 2016.  During the first three months of 2017, there was a decrease in the allowance required for loans collectively evaluated for impairment driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.  For the first three months of 2016, there was an increase in the allowance for loans individually evaluated for impairment.
Nonperforming assets at March 31, 2017 totaled $28.5 million, or 1.45%, of total assets, down $597,000, or 2.1%, from $29.1 million, or 1.51%, of total assets at December 31, 2016 and down $2.8 million, or 8.9%, from $31.2 million, or 2.11%, of total assets at March 31, 2016.

Noninterest Income

Total noninterest income for the three months ended March 31, 2017 increased by $1.9 million, or 79.9%, compared to the same period in 2016. Mortgage banking income totaled $2.4 million during the first three months of 2017 primarily due to gains on the sale of residential mortgage loans of $2.1 million originated through Oak Mortgage which was acquired by us in 2016. Service fees on deposit accounts totaled $846,000 for the first three months of 2017 which represents an increase of $276,000 over the same period in 2016. This increase was due to the growth in the number of customer accounts and transaction volume.  Gains on the sale of SBA loans totaled $688,000 for the first three months of 2017 versus $833,000 for the same period in 2016. The decrease of $145,000 in gains on the sale of SBA loans was driven by a decrease in SBA loans sold during the first quarter of 2017.  There were no gains on the sale of investment securities during the first three months of 2017 as compared to $296,000 in the first three months of 2016.  Loan advisory and servicing fees totaled $337,000 for the first three months of 2017 which represents a decrease of $266,000 from the same period in 2016.  The decrease was primarily due to fair value adjustments on SBA servicing assets in the first three months of 2017.
Noninterest Expenses

Total non-interest expenses increased $4.5 million, or 36.1%, for the first three months of 2017 compared to same period in 2016. A detailed explanation of noninterest expenses for certain categories for the three months ended March 31, 2017 and March 31, 2016 is presented in the following paragraphs.

Salaries and employee benefits which represent the largest component of noninterest expenses, increased by $2.5 million, or 41.8%, for the first three months of 2017 compared to the same period in 2016 which was primarily driven by annual merit increases along with increased staffing levels related to our growth strategy of adding and relocating stores, which we refer to as "The Power of Red is Back". There were nineteen stores open as of March 31, 2017 compared to seventeen stores at March 31, 2016.  In addition, three additional stores were under construction as of March 31, 2017 with two of those stores expected to open in the second quarter of 2017. Salaries and employee benefits also increased as a result of the acquisition of Oak Mortgage Company in the third quarter of 2016.

Occupancy expense increased by $310,000, or 22.1%, and depreciation and amortization increased by $206,000, or 21.3%, for the first three months of 2017 compared to the same period last year also as a result of our continuing growth and relocation strategy.

Other real estate expenses totaled $346,000 during the first three months of 2017, a decrease of $239,000, or 40.9%, compared to the same period in 2016. This decrease was a result of lower costs to carry foreclosed properties in the current period.

All other noninterest expenses increased by $1.7 million, or 49.6%, for the first three months of 2017 compared to the same period last year. This increase was mainly attributable to the addition of expenses related to the residential mortgage loan operations of Oak Mortgage. Increases in data processing expense, legal expense, advertising expense, and other expenses resulting from our expansion strategy also contributed to the growth in other operating expenses.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For the purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and non-recurring expenses.  For the three month period ended March 31, 2017 the ratio was 2.60% compared to 2.74% for the three month period ended March 31, 2016, respectively. The decrease in this ratio was the result of higher average asset balances related to our growth strategy of adding and relocating stores.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus non-interest income. The efficiency ratio equaled 90.6% for the first three months of 2017, compared to 90.1% for the first months of 2016. The increase for the three months ended March 31, 2017 versus March 31, 2016 was due to a 36% increase in non-interest expenses compared to an increase of 35% between interest and noninterest income combined.

Provision (Benefit) for Federal Income Taxes

We recorded a benefit for income taxes of $34,000 for the three months ended March 31, 2017, compared to a $25,000 benefit for the three months ended March 31, 2016.  The $34,000 benefit recorded during the first three months of 2017 was the net result of a tax provision in the amount of $482,000 calculated on the net profit generated during the period using our normal estimated tax rate, offset by an adjustment to the deferred tax asset valuation allowance in the amount of $516,000.  The effective tax rates for the three-month periods ended March 31, 2017 and 2016 were 27% and 24%, respectively, excluding an adjustment to the deferred tax asset valuation allowance.

We evaluate the carrying amount of deferred tax assets on a quarterly basis or more frequently, if necessary, in accordance with the guidance provided in Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 740 (ASC 740), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e. a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence.  If  a determination is made based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods, a valuation allowance is calculated and recorded.  These determinations are inherently subjective and dependent upon estimates and judgments concerning management's evaluation of both positive and negative evidence.

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

       In assessing the need for a valuation allowance, we carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified.  Based on the analysis of available positive and negative evidence, we determined that a valuation allowance should be recorded as of March 31, 2017 and December 31, 2016.

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

The net deferred tax asset balance before consideration of a valuation allowance was $20.6 million as of March 31, 2017 and $21.4 million as of December 31, 2016.  After assessment of all available tax planning strategies, we determined that a partial valuation allowance in the amount of $11.7 million as of March 31, 2017 and $12.2 million as of December 31, 2016 should be recorded.

The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.  When the determination is made that a valuation allowance is no longer required, it will be reduced accordingly resulting in a corresponding increase in net income.

Net Income and Net Income per Common Share

       Net income for the first three months of 2017 was $1.8 million, an increase of $702,000, compared to $1.1 million recorded for the first three months of 2016. The increase in net income in the first three months of 2017 was due to an increase of $3.2 million in net interest income after provision for loan losses, an increase of $1.9 million in noninterest income, partially offset by an increase of $4.5 million in noninterest expenses.

       For the three month period ended March 31, 2017, basic and fully-diluted net income per common share was $0.03 compared to basic and fully-diluted net income per common share of $0.03 for the three month period ended March 31, 2016.

Return on Average Assets and Average Equity

       Return on average assets (ROA) measures our net income in relation to our total average assets. The ROA for the first three months of 2017 and 2016 was 0.37% and 0.30%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE for the first three months of 2017 and 2016 was 3.35% and 3.77%, respectively.
Commitments, Contingencies and Concentrations

Financial instruments, whose contract amounts represent potential credit risk, were commitments to extend credit of approximately $227.7 million and $215.9 million, and standby letters of credit of approximately $9.4 million and $5.7 million, at March 31, 2017 and December 31, 2016, respectively. These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $227.7 million of commitments to extend credit at March 31, 2017 were committed as variable rate credit facilities.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party.  The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments.  The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guidelines. The current amount of liability as of March 31, 2017 and December 31, 2016 for guarantees under standby letters of credit issued is not material.

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

The following table shows the required capital ratios with the conversation buffer over the phase-in period.

	Basel III Community Banks Minimum Capital Ratio Requirements
	2016	2017	2018	2019

Common equity tier 1 capital (CET1)	5.125%	5.750%	6.375%	7.000%
Tier 1 capital (to risk weighted assets)	6.625%	7.250%	7.875%	8.500%
Total capital (to risk-weighted assets)	8.625%	9.250%	9.875%	10.500%
Tier 1 capital (to average assets, leverage)	4.000%	4.000%	4.000%	6.500%

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

Management believes that the Company and Republic met, as of March 31, 2017 and December 31, 2016, all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed Republic's category.

The Company and Republic's ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic's loan customers and Republic's ability to manage its interest rate risk, growth and other operating expenses.

The following table presents our regulatory capital ratios at March 31, 2017, and December 31, 2016.

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2017:

Total risk based capital
Republic	$180,204	13.41%	$107,522	8.00%	$124,323	9.25%	$134,403	10.00%
Company	246,431	18.27%	107,900	8.00%	124,760	9.25%	-	-%
Tier one risk based capital
Republic	171,023	12.72%	80,642	6.00%	97,442	7.25%	107,522	8.00%
Company	237,250	17.59%	80,925	6.00%	97,785	7.25%	-	-%
CET 1 risk based capital
Republic	171,023	12.72%	60,481	4.50%	77,282	5.75%	87,362	6.50%
Company	215,690	15.99%	60,694	4.50%	77,553	5.75%	-	-%
Tier one leveraged capital
Republic	171,023	8.82%	77,517	4.00%	87,207	4.50%	96,897	5.00%
Company	237,250	12.21%	77,731	4.00%	87,447	4.50%	-	-%

At December 31, 2016:

Total risk based capital
Republic	$179,057	13.93%	$102,811	8.00%	$110,843	8.625%	$128,514	10.00%
Company	245,043	18.99%	103,226	8.00%	111,290	8.625%	-	-%
Tier one risk based capital
Republic	169,902	13.22%	77,108	6.00%	85,140	6.625%	102,811	8.00%
Company	235,888	18.28%	77,419	6.00%	85,484	6.625%	-	-%
CET 1 risk based capital
Republic	169,902	13.22%	57,831	4.50%	65,863	5.125%	83,534	6.50%
Company	214,088	16.59%	58,064	4.50%	66,129	5.125%	-	-%
Tier one leveraged capital
Republic	169,902	9.20%	73,843	4.00%	73,843	4.50%	92,304	5.00%
Company	235,888	12.74%	74,073	4.00%	74,073	4.50%	-	-%

Dividend Policy

We have not paid any cash dividends on our common stock.  We have no plans to pay cash dividends in 2017.  Our ability to pay dividends depends primarily on receipt of dividends from our subsidiary, Republic. Dividend payments from Republic are subject to legal and regulatory limitations.  The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $36.6 million at March 31, 2017, compared to $34.6 million at December 31, 2016. Loan maturities and repayments are another source of asset liquidity. At March 31, 2017, Republic estimated that more than $85.0 million of loans would mature or repay in the six-month period ending September 30, 2017. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At March 31, 2017, we had outstanding commitments (including unused lines of credit and letters of credit) of $227.7 million. Certificates of deposit scheduled to mature in one year totaled $67.1 million at March 31, 2017. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh.  Our maximum borrowing capacity with the FHLB was $480.8 million at March 31, 2017. At March 31, 2017 and December 31, 2016, we had no outstanding term borrowings with the FHLB. At March 31, 2017 and December 31, 2016, we had no short-term borrowings. As of March 31, 2017, FHLB had issued letters of credit, on Republic's behalf, totaling $75.0 million against our available credit line. We also established a contingency line of credit of $10.0 million with ACBB to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit at both March 31, 2017 and December 31, 2016.

Investment Securities Portfolio

At March 31, 2017, we identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of our asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of our asset/liability management.  Our investment securities classified as available-for-sale consist primarily of CMOs, MBSs, municipal securities, corporate bonds, ABSs, and CDOs.  Available-for-sale securities totaled $362.3 million and $369.7 million as of March 31, 2016 and December 31, 2016, respectively. At March 31, 2017, securities classified as available for sale had a net unrealized loss of $9.7 million and a net unrealized loss of $10.7 million at December 31, 2016.
Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic's commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic's legal lending limit of approximately $27.0 million at March 31, 2017. Individual customers may have several loans often secured by different collateral.

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

The following table shows information concerning loan delinquency and non‑performing assets as of the dates indicated (dollars in thousands):
	March 31, 2017	December 31, 2016
Loans accruing, but past due 90 days or more	$-	$302
Non-accrual loans	18,529	18,594
Total non-performing loans	18,529	18,896
Other real estate owned	9,944	10,174
Total non-performing assets	$28,473	$29,070

Non-performing loans as a percentage of total loans, net of unearned income	1.81%	1.96%
Non-performing assets as a percentage of total assets	1.45%	1.51%

Non-performing asset balances decreased by $597,000 to $28.5 million as of March 31, 2017 from $29.1 million at December 31, 2016.  Non-accrual loans decreased $65,000 to $18.5 million at March 31, 2017, from $18.6 million at December 31, 2016. Loans accruing, but past due 90 days or more decreased to $0 at March 31, 2017 from $302,000 at December 31, 2016. At March 31, 2017 and December 31, 2016, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.
The following table presents our 30 to 89 days past due loans at March 31, 2017 and December 31, 2016.

(dollars in thousands)	March 31,	December 31,
	2017	2016
30 to 59 days past due	$2,206	$1,060
60 to 89 days past due	464	31
Total loans 30 to 89 days past due	$2,670	$1,091

Other Real Estate Owned

The balance of other real estate owned increased to $9.9 million at March 31, 2017 from $10.2 million at December 31, 2016.  The following table presents a reconciliation of other real estate owned for the three months ended March 31, 2017 and the year ended December 31, 2016:

(dollars in thousands)	March 31, 2017	December 31, 2016
Beginning Balance, January 1st	$10,174	$11,313
Additions	-	616
Valuation adjustments	(110)	(355)
Dispositions	(120)	(1,400)
Ending Balance	$9,944	$10,174

At March 31, 2017, we had no credit exposure to "highly leveraged transactions" as defined by the FDIC.

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

An analysis of the allowance for loan losses for the three months ended March 31, 2017 and 2016, and the twelve months ended December 31, 2016 is as follows:

(dollars in thousands)	For the three months ended March 31, 2017	For the twelve months ended December 31, 2016	For the three months ended March 31, 2016

Balance at beginning of period	$9,155	$8,703	$8,703
Charge‑offs:
Commercial real estate	-	-	-
Construction and land development	-	60	-
Commercial and industrial	-	143	18
Owner occupied real estate	8	1,052	28
Consumer and other	2	11	-
Residential mortgage	-	10	-
Total charge‑offs	10	1,276	46
Recoveries:
Commercial real estate	7	6	-
Construction and land development	-	-	-
Commercial and industrial	29	163	72
Owner occupied real estate	-	-	-
Consumer and other	-	2	-
Residential mortgage	-	-	-
Total recoveries	36	171	72
Net charge‑offs/(recoveries)	(26)	1,105	(26)
Provision for loan losses	-	1,557	300
Balance at end of period	$9,181	$9,155	$9,029

Average loans outstanding(1)	$1,008,329	$936,492	$887,499

As a percent of average loans:(1)
Net charge‑offs (annualized)	(0.01)%	0.12%	(0.01)%
Provision for loan losses (annualized)	-%	0.17%	0.14%
Allowance for loan losses	0.91%	0.98%	1.02%
Allowance for loan losses to:
Total loans, net of unearned income	0.89%	0.95%	1.00%
Total non‑performing loans	49.55%	48.45%	45.47%
(1) Includes non-accruing loans

We did not record a provision for loan losses for the three month period ended March 31, 2017. We recorded a provision for loan losses of $300,000 for the three months ended March 31, 2016.  During the first three months of 2017, there was a decrease in the allowance required for loans collectively evaluated for impairment driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.  For the first three months of 2016, there was an increase in the allowance for loans individually evaluated for impairment.
The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 49.6% at March 31, 2017, compared to 48.4% at December 31, 2016 and 45.5% at March 31, 2016. Total non-performing loans were $18.5 million, $18.9 million and $19.9 million at March 31, 2017, December 31, 2016 and March 31, 2016, respectively.  The increase in the coverage ratio at March 31, 2017 compared to December 31, 2016 was a result of a decrease in non-performing assets, specifically loans past due 90 days or more and still accruing.

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

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $2.4 million at both March 31, 2017 and December 31, 2016.
The following table provides additional analysis of partially charged-off loans.
(dollars in thousands)	March 31, 2017	December 31, 2016
Total nonperforming loans	$18,529	$18,896
Nonperforming and impaired loans with partial charge-offs	2,384	2,394

Ratio of nonperforming loans with partial charge-offs to total loans	0.23%	0.25%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	12.87%	12.67%
Coverage ratio net of nonperforming loans with partial charge-offs	385.11%	382.41%

Our charge-off policy is reviewed on an annual basis and updated as necessary. During the three month period ended March 31, 2017, there were no changes made to this policy.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 10, 2017.
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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company's internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2017 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended March 31, 2017.

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
ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company's business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  The risk factors in the Company's Annual Report on Form 10-K have not materially changed. You should carefully consider these risk factors. The risks described in the Company's Form 10-K and Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Exhibit Number	Description	Location

3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-K filed March 10, 2017

3.2	Amended and Restated By-laws of Republic First Bancorp, Inc.	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Republic First Bancorp, Inc.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed herewith

32.1	Section 1350 Certification of Harry D. Madonna	Furnished herewith

32.2	Section 1350 Certification of Frank A. Cavallaro	Furnished herewith

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and  2016, (iii)  Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, (v) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: May 5, 2017	By:	/s/ Harry D. Madonna
Harry D. Madonna
President and Chief Executive Officer (principal executive officer)

Date: May 5, 2017	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)