Form 10-Q
period 2017-06-30
REPUBLIC FIRST BANCORP INC
filed 2017-08-07
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended June 30, 2017.

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

 YES  [  ]    NO   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	56,971,264
Title of Class	Number of Shares Outstanding as of August 4, 2017

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2017 and December 31, 2016
(Dollars in thousands, except per share data)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$28,247	$19,830
Interest bearing deposits with banks	59,750	14,724
Cash and cash equivalents	87,997	34,554

Investment securities available for sale, at fair value	345,182	369,739
Investment securities held to maturity, at amortized cost (fair value of $403,183 and $425,183, respectively)	409,373	432,499
Restricted stock, at cost	3,878	1,366
Loans held for sale	29,547	28,065
Loans receivable (net of allowance for loan losses of $9,454 and $9,155, respectively)	1,057,056	955,817
Premises and equipment, net	65,471	57,040
Other real estate owned, net	9,909	10,174
Accrued interest receivable	5,840	5,497
Goodwill	5,011	5,011
Intangible asset	9	61
Other assets	24,214	24,108
Total Assets	$2,043,487	$1,923,931

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$370,270	$324,912
Demand – interest bearing	647,501	605,950
Money market and savings	607,859	635,644
Time deposits	106,801	111,164
Total Deposits	1,732,431	1,677,670
Short-term borrowings	55,000	-
Accrued interest payable	317	444
Other liabilities	11,762	8,883
Subordinated debt	21,656	21,881
Total Liabilities	1,821,166	1,708,878

Shareholders' Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 57,500,109 as of June 30, 2017 and 57,283,712 as of December 31, 2016; shares outstanding 56,971,264 as of June 30, 2017 and 56,754,867 as of December 31, 2016	575	573
Additional paid in capital	255,215	253,570
Accumulated deficit	(24,042)	(27,888)
Treasury stock at cost (503,408 shares as of June 30, 2017 and December 31, 2016)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of June 30, 2017 and December 31, 2016)	(183)	(183)
Accumulated other comprehensive loss	(5,519)	(7,294)
Total Shareholders' Equity	222,321	215,053
Total Liabilities and Shareholders' Equity	$2,043,487	$1,923,931

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2017 and 2016
(Dollars in thousands, except per share data)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on taxable loans	$12,069	$10,096	$23,010	$19,813
Interest and fees on tax-exempt loans	261	227	519	441
Interest and dividends on taxable investment securities	4,777	2,620	9,510	5,214
Interest and dividends on tax-exempt investment securities	154	179	348	353
Interest on federal funds sold and other interest-earning assets	70	87	131	150
Total interest income	17,331	13,209	33,518	25,971
Interest expense:
Demand- interest bearing	695	503	1,303	918
Money market and savings	732	637	1,430	1,246
Time deposits	295	183	591	324
Other borrowings	342	289	708	595
Total interest expense	2,064	1,612	4,032	3,083
Net interest income	15,267	11,597	29,486	22,888
Provision for loan losses	500	650	500	950
Net interest income after provision for loan losses	14,767	10,947	28,986	21,938
Non-interest income:
Loan advisory and servicing fees	316	197	653	800
Mortgage banking income	2,971	-	5,392	-
Gain on sales of SBA loans	796	1,749	1,484	2,582
Service fees on deposit accounts	907	654	1,753	1,224
Gain (loss) on sale of investment securities	(61)	358	(61)	654
Net securities impairment recognized in earnings	-	(4)	-	(5)
Other non-interest income	40	77	86	188
Total non-interest income	4,969	3,031	9,307	5,443
Non-interest expenses:
Salaries and employee benefits	9,389	6,551	17,971	12,603
Occupancy	1,752	1,447	3,467	2,852
Depreciation and amortization	1,121	796	2,296	1,765
Legal	127	66	379	154
Other real estate owned	612	323	958	908
Advertising	222	190	467	319
Data processing	765	575	1,550	1,042
Insurance	200	188	473	394
Professional fees	507	455	935	815
Regulatory assessments and costs	324	373	653	715
Taxes, other	238	228	474	252
Other operating expenses	2,428	1,775	4,866	3,491
Total non-interest expense	17,685	12,967	34,489	25,310
Income before benefit for income taxes	2,051	1,011	3,804	2,071
Benefit for income taxes	(8)	(12)	(42)	(37)
Net income	$2,059	$1,023	$3,846	$2,108
Net income per share:
Basic	$0.04	$0.03	$0.07	$0.06
Diluted	$0.04	$0.03	$0.07	$0.05

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2017 and 2016
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$2,059	$1,023	$3,846	$2,108

Other comprehensive income, net of tax
Unrealized gain on securities (pre-tax $1,651, $1,156, $2,622, and $4,468, respectively)	1,058	741	1,681	2,863
Reclassification adjustment for securities losses/(gains) (pre-tax $61, $(358), $61, and $(654), respectively)	39	(229)	39	(419)
Reclassification adjustment for impairment charge (pre-tax $-, $4, $-, and $5, respectively)	-	2	-	3
Net unrealized gains on securities	1,097	514	1,720	2,447
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity:
Amortization of net unrealized holding losses to income during the period (pre-tax $43, $37, $85, and $95 respectively)	28	24	55	61

Total other comprehensive income	1,125	538	1,775	2,508

Total comprehensive income	$3,184	$1,561	$5,621	$4,616

 (See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$3,846	$2,108
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	950
Write down of other real estate owned	258	129
Depreciation and amortization	2,296	1,765
Stock based compensation	817	367
Loss (gain) on sale of investment securities	61	(654)
Impairment charges on investment securities	-	5
Amortization of premiums on investment securities	1,191	637
Accretion of discounts on retained SBA loans	(646)	(677)
Fair value adjustments on SBA servicing assets	636	570
Proceeds from sales of SBA loans originated for sale	17,692	28,918
SBA loans originated for sale	(17,294)	(28,170)
Gains on sales of SBA loans originated for sale	(1,484)	(2,582)
Proceeds from sales of mortgage loans originated for sale	173,501	-
Mortgage loans originated for sale	(169,467)	-
Gains on mortgage loans originated for sale	(4,430)	-
Amortization of intangible assets	52	-
Amortization of debt issuance costs	15	15
Increase in accrued interest receivable and other assets	(2,080)	(1,686)
Increase (decrease) in accrued interest payable and other liabilities	2,752	(593)
Net cash provided by operating activities	8,216	1,102

Cash flows from investing activities
Purchase of investment securities available for sale	(10,311)	(55,937)
Purchase of investment securities held to maturity	-	(38,073)
Proceeds from the sale of securities available for sale	21,167	78,582
Proceeds from the paydowns, maturity, or call of securities available for sale	15,762	13,031
Proceeds from the paydowns, maturity, or call of securities held to maturity	22,583	11,029
(Purchase) redemption of restricted stock	(2,512)	1,692
Net increase in loans	(101,222)	(55,816)
Net proceeds from sale of other real estate owned	136	76
Premises and equipment expenditures	(10,727)	(9,218)
Net cash used in investing activities	(65,124)	(54,634)

Cash flows from financing activities
Net proceeds from exercise of stock options	590	212
Net increase in demand, money market and savings deposits	59,124	146,402
Net (decrease) increase in time deposits	(4,363)	38,551
Increase (repayment) in short-term borrowings	55,000	(47,000)
Net cash provided by financing activities	110,351	138,165

Net increase in cash and cash equivalents	53,443	84,633
Cash and cash equivalents, beginning of year	34,554	27,139
Cash and cash equivalents, end of period	$87,997	$111,772

Supplemental disclosures
Interest paid	$4,159	$3,015
Income taxes paid	$75	$60
Non-cash transfers from loans to other real estate owned	$129	$616
Conversion of subordinated debt to common stock	$240	$-

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2017 and 2016
(Dollars in thousands)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

Balance January 1, 2017	$573	$253,570	$(27,888)	$(3,725)	$(183)	$(7,294)	$215,053

Net income			3,846				3,846
Other comprehensive income, net of tax						1,775	1,775
Stock based compensation		817					817
Conversion of subordinated debt to common stock (36,922 shares)		240					240
Options exercised (179,475 shares)	2	588					590

Balance June 30, 2017	$575	$255,215	$(24,042)	$(3,725)	$(183)	$(5,519)	$222,321

Balance January 1, 2016	$384	$152,897	$(32,833)	$(3,725)	$(183)	$(3,165)	$113,375

Net income			2,108				2,108
Other comprehensive income, net of tax						2,508	2,508
Stock based compensation		367					367
Options exercised (76,625 shares)		212					212

Balance June 30, 2016	$384	$153,476	$(30,725)	$(3,725)	$(183)	$(657)	$118,570

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission ("SEC") Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Interest Rate Lock Commitments ("IRLCs")

Mortgage loan commitments known as interest rate locks that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance FASB ASC 815, Derivatives and Hedging. Loan commitments that are derivatives are recognized at fair value on the balance sheet as other assets and other liabilities with changes in their fair values recorded as mortgage banking income in non-interest income in the statements of income. Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. Republic is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Republic uses best efforts commitments to substantially eliminate these risks. The valuation of the IRLCs issued by Republic includes the value of the servicing released premium. Republic sells loans servicing released, and the servicing released premium is included in the market price. See Note 11 Derivatives and Risk Management Activities.

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

In evaluating the Company's ability to recover deferred tax assets, management considers all available positive and negative evidence, including the past operating results and forecasts of future taxable income. In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require management to make judgments about the future taxable income and are consistent with the plans and estimates used to manage the business. Any exclusion of or reduction in estimated future taxable income may require management to record a valuation allowance against the deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on future earnings.

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan ("the 2005 Plan"), under which the Company granted options, restricted stock or stock appreciation rights to the Company's employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company's 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of June 30, 2017, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company's stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company's shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the "2014 Plan"), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company's employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At June 30, 2017, the maximum number of common shares issuable under the 2014 Plan was 5.9 million. During the six months ended June 30, 2017, 900,500 options were granted under the 2014 Plan with a fair value of $3,163,831.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2017 and 2016 are as follows:

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

During the six months ended June 30, 2017 and 2016, 492,624 shares and 486,550 shares vested, respectively.  Expense is recognized ratably over the period required to vest.  At June 30, 2017, the intrinsic value of the 3,044,325 options outstanding was $13,019,675, while the intrinsic value of the 1,353,223 exercisable (vested) options was $7,642,587.  During the six months ended June 30, 2017, 179,475 options were exercised resulting in cash receipts of $590,521 and 9,600 options were forfeited with a weighted average grant date fair value of $43,581. During the six months ended June 30, 2016, 76,625 options were exercised resulting in cash receipts of $212,634 and 25,550 options were forfeited with a weighted average grant date fair value of $39,900.

Information regarding stock based compensation for the six months ended June 30, 2017 and 2016 is set forth below:

	2017	2016
Stock based compensation expense recognized	$817,000	$367,000
Number of unvested stock options	1,691,102	1,218,476
Fair value of unvested stock options	$4,596,379	$2,408,636
Amount remaining to be recognized as expense	$3,453,675	$1,479,287

The remaining amount of $3,453,675 will be recognized as expense through May 2021.

Earnings per Share

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of dilutive stock options granted through the Company's stock option plans and convertible securities related to the trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income. For the three and six months ended June 30, 2017 and 2016, the effect of CSEs (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculations.

The calculation of EPS for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income (basic and diluted)	$2,059	$1,023	$3,846	$2,108
Weighted average shares outstanding	56,945	37,882	56,885	37,860
Net income per share – basic	$0.04	$0.03	$0.07	$0.06
Weighted average shares outstanding (including dilutive CSEs)	58,301	38,422	58,165	38,344
Net income per share – diluted	$0.04	$0.03	$0.07	$0.05

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Anti-dilutive securities

Share based compensation awards	1,688	1,855	1,764	1,910

Convertible securities	1,625	1,662	1,625	1,662

Total anti-dilutive securities	3,313	3,517	3,389	3,572

Recent Accounting Pronouncements

ASU 2014-09

       In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40)."  The purpose of this guidance is to clarify the principles for recognizing revenue.  The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification.  For public companies, early adoption of the update was effective for interim and annual periods beginning after December 15, 2016.  For public companies that elect to defer the update, adoption will be effective for interim and annual periods beginning after December 15, 2017. The Company expects that the most significant impact related to the standard's expected disclosure requirements will be the disaggregation of revenue. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect a material impact. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with The Company (Topic 606): Deferral of the Effective Date. The guidance in this ASU is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company has evaluated this ASU and it is not expected to have a significant impact on its financial condition or results of operations. The Company has evaluated its various revenue streams and based upon current accounting standards, there are no material revenue streams which are scoped in to ASC-606.

ASU 2016-01

In January 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments - Overall. The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has evaluated this ASU and it is not expected to have a significant impact on its financial condition or results of operations.

ASU 2016-02

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases. From the Company's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. From the landlord perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn't convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. After evaluating the impact of the pending adoption of the new standard on its consolidated financial statements, the Company expects an increase of assets and liabilities on the Company's consolidated financial statements.

ASU 2016-09

In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 will amend current guidance such that all excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as income tax expense or benefit in the income statement during the period in which they occur. Additionally, excess tax benefits will be classified along with other income tax cash flows as an operating activity rather than a financing activity. ASU 2016-09 also provides that any entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is the current requirement, or account for forfeitures when they occur. ASU 2016-09 was effective January 1, 2017. It currently does not have a material impact on the Company's consolidated financial statements, however depending upon the exercise timing of share based awards, the ASU could have a material impact on the consolidated financial statements going forward.

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

ASU 2016-15

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The ASU addresses classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance is effective on January 1, 2018, on a retrospective basis, with early adoption permitted. This new accounting guidance will result in some changes in classification in the Consolidated Statement of Cash Flows, which the Company does not expect will be significant, and will not have a material impact on the consolidated financial statements. Due to the current nature of the Company's operations and financial assets and liabilities in relation to the cash flow classifications impacted by the ASU, the Company has determined that the adoption of ASU 2016-15 will not have a material impact on the Company's financial statements.

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

Note 5:  Investment Securities

       A summary of the amortized cost and market value of securities available for sale and securities held to maturity at June 30, 2017 and December 31, 2016 is as follows:

	At June 30, 2017
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$213,491	$124	$(4,084)	$209,531
Agency mortgage-backed securities	44,778	1	(1,144)	43,635
Municipal securities	12,277	33	(162)	12,148
Corporate bonds	66,679	167	(2,244)	64,602
Asset-backed securities	14,386	-	(88)	14,298
Trust preferred securities	1,545	-	(577)	968
Total securities available for sale	$353,156	$325	$(8,299)	$345,182

U.S. Government agencies	$95,865	$130	$(1,612)	$94,383
Collateralized mortgage obligations	188,594	447	(2,318)	186,723
Agency mortgage-backed securities	123,894	9	(2,846)	121,057
Other securities	1,020	-	-	1,020
Total securities held to maturity	$409,373	$586	$(6,776)	$403,183

	At December 31, 2016
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$230,252	$145	$(5,632)	$224,765
Agency mortgage-backed securities	37,973	32	(1,295)	36,710
Municipal securities	26,825	151	(429)	26,547
Corporate bonds	66,718	8	(1,978)	64,748
Asset-backed securities	15,565	-	(416)	15,149
Trust preferred securities	3,063	-	(1,243)	1,820
Total securities available for sale	$380,396	$336	$(10,993)	$369,739

U.S. Government agencies	$98,538	$8	$(2,238)	$96,308
Collateralized mortgage obligations	202,990	793	(2,553)	201,230
Agency mortgage-backed securities	129,951	1	(3,327)	126,625
Other securities	1,020	-	-	1,020
Total securities held to maturity	$432,499	$802	$(8,118)	$425,183

The following table presents investment securities by stated maturity at June 30, 2017. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these securities are classified separately with no specific maturity date.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$1,000	$1,002	$20	$20
After 1 year to 5 years	11,128	11,222	4,383	4,362
After 5 years to 10 years	57,287	55,487	92,482	91,021
After 10 years	25,472	24,305	-	-
Collateralized mortgage obligations	213,491	209,531	188,594	186,723
Agency mortgage-backed securities	44,778	43,635	123,894	121,057
Total	$353,156	$345,182	$409,373	$403,183

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

The Company's investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities.  There were no private label mortgage-backed securities ("MBS") or collateralized mortgage obligations ("CMO") held in the investment securities portfolio as of June 30, 2017 and December 31, 2016.  There were also no MBS or CMO securities that were rated "Alt-A" or "sub-prime" as of those dates.

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

There were no impairment charges (credit losses) on trust preferred securities for the three month and six month periods ended June 30, 2017. Impairment charges incurred on trust preferred securities during the three month period ended June 30, 2016 amounted to $4,000. Impairment charges on trust preferred securities for the six month period ended June 30, 2016 amounted to $5,000.

       The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at June 30, 2017 and 2016 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2017	2016

Beginning Balance, January 1st	$937	$930
Additional credit-related impairment loss on securities for which an other-than-temporary impairment was previously recognized	-	5
Reductions for securities sold during the period	(483)	-
Ending Balance, June 30th	$454	$935

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position in the available for sale and held to maturity section:

	At June 30, 2017
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$159,544	$3,395	$27,528	$689	$187,072	$4,084
Agency mortgage-backed securities	33,698	1,117	2,799	27	36,497	1,144
Municipal securities	5,343	162	-	-	5,343	162
Corporate bonds	19,710	290	33,046	1,954	52,756	2,244
Asset backed securities	-	-	14,298	88	14,298	88
Trust preferred securities	-	-	968	577	968	577
Total Available for Sale	$218,295	$4,964	$78,639	$3,335	$296,934	$8,299

	At June 30, 2017
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$59,017	$1,591	$3,362	$21	$62,379	$1,612
Collateralized mortgage obligations	113,696	1,903	33,927	415	147,623	2,318
Agency mortgage-backed securities	118,309	2,846	-	-	118,309	2,846
Total Held to Maturity	$291,022	$6,340	$37,289	$436	$328,311	$6,776

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$192,308	$5,380	$7,579	$252	$199,887	$5,632
Agency mortgage-backed securities	29,916	1,260	3,199	35	33,115	1,295
Municipal securities	15,414	429	-	-	15,414	429
Corporate bonds	32,257	1,708	10,726	270	42,983	1,978
Asset backed securities	-	-	15,149	416	15,149	416
Trust preferred securities	-	-	1,820	1,243	1,820	1,243
Total Available for Sale	$269,895	$8,777	$38,473	$2,216	$308,368	$10,993

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$67,725	$2,198	$3,586	$40	$71,311	$2,238
Collateralized mortgage obligations	108,974	2,469	8,572	84	117,546	2,553
Agency mortgage-backed securities	97,725	3,327	-	-	97,725	3,327
Total Held to Maturity	$274,424	$7,994	$12,158	$124	$286,582	$8,118

Unrealized losses on securities in the investment portfolio amounted to $15.1 million with a total fair value of $625.2 million as of June 30, 2017 compared to unrealized losses of $19.1 million with a total fair value of $595.0 million as of December 31, 2016.  The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

       The Company held seven U.S. Government agency securities, fifty-five collateralized mortgage obligations and twenty-two agency mortgage-backed securities that were in an unrealized loss position at June 30, 2017. Principal and interest payments of the underlying collateral for each of these securities carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of June 30, 2017.

       All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody's or Standard & Poor's. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At June 30, 2017, there were eight municipal securities that were in an unrealized loss position. Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of credit deterioration.

At June 30, 2017, the investment portfolio included two asset-backed securities that were in an unrealized loss position. The asset-backed securities held in the investment securities portfolio consist solely of Sallie Mae bonds, collateralized by student loans which are guaranteed by the U.S. Department of Education. Management believes the unrealized losses on these securities were driven by changes in market interest rates and not a result of credit deterioration.  At June 30, 2017, the investment portfolio included six corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration.

The unrealized losses on the trust preferred securities are primarily the result of the secondary market for such securities becoming inactive and are also considered temporary at this time. The following table provides additional detail about the trust preferred securities held in the portfolio as of June 30, 2017.

(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2018 and beyond	Cumulative OTTI Life to Date
TPREF Funding II	Class B Notes	$725	$424	$(301)	C	19	29%	0.41%	$274
ALESCO Preferred Funding V	Class C1 Notes	820	544	(276)	C	39	15	0.43	180
Total		$1,545	$968	$(577)		58	22%		$454

During the three and six months ended June 30, 2017, the proceeds from the sale of investment securities was $21.2 million. Gross gains of $487,000 were realized on these sales which were offset by gross losses of $548,000. The tax benefit applicable to the net losses for the three and six months ended June 30, 2017 was $22,000. Included in the 2017 sales activity was the sale of one CDO security. Proceeds from the sale of the CDO security totaled $970,000. A gross loss of $548,000 was recognized on this sale. Management had previously stated that it did not intend to sell the CDO security prior to its maturity or the recovery of its cost basis, nor would it be forced to sell this security prior to maturity or recovery of the cost basis.  This statement was made over a period of several years where there was limited trading activity in the pooled trust preferred CDO market resulting in fair market value estimates well below the book values. During 2017, management received several inquiries regarding the availability of its remaining CDO securities and noted an increased level of trading in this type of security. As a result of the increased activity and the level of bids received, management elected to sell one CDO resulting in a net loss of $548,000 during the three and six months ended June 30, 2017 which was partially offset by gains on sales of twenty-eight municipal securities, one agency mortgage-backed security and one collateralized mortgage obligation. The Bank continues to demonstrate the ability and intent to hold the remaining CDOs until maturity or recovery of the cost bases, but will evaluate future opportunities to sell the remaining CDOs if they arise.

During the three months ended June 30, 2016, the proceeds from the sale of investment securities were $23.9 million. Gross gains of $358,000 were realized on these sales and there were no losses on the sale of investment securities. The tax provision applicable to the net gains for the three months ended June 30, 2016 was $129,000. During the six months ended June 30, 2016, the proceeds from the sale of investment securities were $78.6 million. Gross gains of $678,000 and gross losses of $24,000 were realized on these sales. The tax provision applicable to the net gains for the six months ended June 30, 2016 was $235,000.

Note 6:  Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company's gross loans by major categories as of June 30, 2017 and December 31, 2016:

(dollars in thousands)	June 30, 2017	December 31, 2016

Commercial real estate	$412,695	$378,519
Construction and land development	83,571	61,453
Commercial and industrial	176,949	174,744
Owner occupied real estate	285,479	276,986
Consumer and other	68,946	63,660
Residential mortgage	39,286	9,682
Total loans receivable	1,066,926	965,044
Deferred costs (fees)	(416)	(72)
Allowance for loan losses	(9,454)	(9,155)
Net loans receivable	$1,057,056	$955,817

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

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three and six months ended June 30, 2017 and 2016:
(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended June 30, 2017
Allowance for loan losses:

Beginning balance:	$2,962	$546	$2,770	$1,627	$575	$130	$571	$9,181
Charge-offs	-	-	(152)	(100)	(6)	-	-	(258)
Recoveries	-	-	30	-	1	-	-	31
Provisions (credits)	209	34	(152)	71	(26)	108	256	500
Ending balance	$3,171	$580	$2,496	$1,598	$544	$238	$827	$9,454

Three months ended June 30, 2016
Allowance for loan losses:

Beginning balance:	$2,045	$414	$2,942	$2,091	$312	$11	$1,214	$9,029
Charge-offs	-	-	-	(926)	-	-	-	(926)
Recoveries	6	-	2	-	-	-	-	8
Provisions (credits)	1,242	(49)	192	201	12	-	(948)	650
Ending balance	$3,293	$365	$3,136	$1,366	$324	$11	$266	$8,761

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Six months ended June 30, 2017
Allowance for loan losses:

Beginning balance:	$3,254	$557	$2,884	$1,382	$588	$58	$432	$9,155
Charge-offs	-	-	(152)	(108)	(8)	-	-	(268)
Recoveries	7	-	59	-	1	-	-	67
Provisions (credits)	(90)	23	(295)	324	(37)	180	395	500
Ending balance	$3,171	$580	$2,496	$1,598	$544	$238	$827	$9,454

Six months ended June 30, 2016
Allowance for loan losses:

Beginning balance:	$2,393	$338	$2,932	$2,030	$295	$14	$701	$8,703
Charge-offs	-	-	(18)	(954)	-	-	-	(972)
Recoveries	6	-	74	-	-	-	-	80
Provisions (credits)	894	27	148	290	29	(3)	(435)	950
Ending balance	$3,293	$365	$3,136	$1,366	$324	$11	$266	$8,761

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of June 30, 2017 and December 31, 2016:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

June 30, 2017
Allowance for loan losses:

Individually evaluated for impairment	$1,453	$-	$1,552	$212	$221	$-	$-	$3,438
Collectively evaluated for impairment	1,718	580	944	1,386	323	238	827	6,016
Total allowance for loan losses	$3,171	$580	$2,496	$1,598	$544	$238	$827	$9,454

Loans receivable:
Loans evaluated individually	$13,436	$-	$5,117	$3,336	$1,272	$-	$-	$23,161
Loans evaluated collectively	399,259	83,571	171,832	282,143	67,674	39,286	-	1,043,765
Total loans receivable	$412,695	$83,571	$176,949	$285,479	$68,946	$39,286	$-	$1,066,926

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2016
Allowance for loan losses:

Individually evaluated for impairment	$1,277	$-	$1,624	$274	$293	$-	$-	$3,468
Collectively evaluated for impairment	1,977	557	1,260	1,108	295	58	432	5,687
Total allowance for loan losses	$3,254	$557	$2,884	$1,382	$588	$58	$432	$9,155

Loans receivable:
Loans evaluated individually	$19,245	$-	$5,180	$2,325	$1,290	$130	$-	$28,170
Loans evaluated collectively	359,274	61,453	169,564	274,661	62,370	9,552	-	936,874
Total loans receivable	$378,519	$61,453	$174,744	$276,986	$63,660	$9,682	$-	$965,044

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans.  The following table summarizes information with regard to impaired loans by loan portfolio class as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$7,044	$7,046	$-	$12,347	$12,348	$-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,244	3,408	-	1,955	3,111	-
Owner occupied real estate	2,154	2,299	-	621	733	-
Consumer and other	926	1,233	-	687	976	-
Residential mortgage	-	-	-	130	130	-
Total	$12,368	$13,986	$-	$15,740	$17,298	$-

With an allowance recorded:
Commercial real estate	$6,392	$6,406	$1,453	$6,898	$6,912	$1,277
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,873	5,540	1,552	3,225	5,892	1,624
Owner occupied real estate	1,182	1,182	212	1,704	1,704	274
Consumer and other	346	374	221	603	627	293
Residential mortgage	-	-	-	-	-	-
Total	$10,793	$13,502	$3,438	$12,430	$15,135	$3,468

Total:
Commercial real estate	$13,436	$13,452	$1,453	$19,245	$19,260	$1,277
Construction and land development	-	-	-	-	-	-
Commercial and industrial	5,117	8,948	1,552	5,180	9,003	1,624
Owner occupied real estate	3,336	3,481	212	2,325	2,437	274
Consumer and other	1,272	1,607	221	1,290	1,603	293
Residential mortgage	-	-	-	130	130	-
Total	$23,161	$27,488	$3,438	$28,170	$32,433	$3,468

The following table presents additional information regarding the Company's impaired loans for the three months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,
	2017		2016

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$8,794	$95	$12,085	$67
Construction and land development	-	-	77	-
Commercial and industrial	2,139	10	1,782	11
Owner occupied real estate	1,812	17	793	2
Consumer and other	868	5	847	3
Residential mortgage	21	-	-	-
Total	$13,634	$127	$15,584	$83

With an allowance recorded:
Commercial real estate	$6,515	$4	$4,966	$16
Construction and land development	-	-	2	-
Commercial and industrial	3,015	17	3,450	19
Owner occupied real estate	1,380	8	1,808	8
Consumer and other	407	2	265	3
Residential mortgage	-	-	-	-
Total	$11,317	$31	$10,491	$46

Total:
Commercial real estate	$15,309	$99	$17,051	$83
Construction and land development	-	-	79	-
Commercial and industrial	5,154	27	5,232	30
Owner occupied real estate	3,192	25	2,601	10
Consumer and other	1,275	7	1,112	6
Residential mortgage	21	-	-	-
Total	$24,951	$158	$26,075	$129

The following table presents additional information regarding the Company's impaired loans for the six months ended June 30, 2017 and June 30, 2016:

	Six Months Ended June 30,
	2017		2016

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$10,542	$165	$11,837	$132
Construction and land development	-	-	97	-
Commercial and industrial	2,035	18	1,890	21
Owner occupied real estate	1,469	29	638	3
Consumer and other	810	8	838	6
Residential mortgage	43	1	-	-
Total	$14,899	$221	$15,300	$162

With an allowance recorded:
Commercial real estate	$6,637	$9	$2,737	$24
Construction and land development	-	-	1	-
Commercial and industrial	3,159	34	3,280	38
Owner occupied real estate	1,577	14	2,319	14
Consumer and other	468	6	239	5
Residential mortgage	-	-	-	-
Total	$11,841	$63	$8,576	$81

Total:
Commercial real estate	$17,179	$174	$14,574	$156
Construction and land development	-	-	98	-
Commercial and industrial	5,194	52	5,170	59
Owner occupied real estate	3,046	43	2,957	17
Consumer and other	1,278	14	1,077	11
Residential mortgage	43	1	-	-
Total	$26,740	$284	$23,876	$243

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2017 and December 31, 2016:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At June 30, 2017
Commercial real estate	$-	$863	$12,961	$13,824	$398,871	$412,695	$-
Construction and land development	-	-	-	-	83,571	83,571	-
Commercial and industrial	-	-	3,309	3,309	173,640	176,949	-
Owner occupied real estate	-	-	1,678	1,678	283,801	285,479	219
Consumer and other	113	-	865	978	67,968	68,946	74
Residential mortgage	-	-	-	-	39,286	39,286	-
Total	$113	$863	$18,813	$19,789	$1,047,137	$1,066,926	$293

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2016
Commercial real estate	$-	$9	$13,089	$13,098	$365,421	$378,519	$-
Construction and land development	-	-	-	-	61,453	61,453	-
Commercial and industrial	568	-	3,151	3,719	171,025	174,744	-
Owner occupied real estate	468	-	1,718	2,186	274,800	276,986	172
Consumer and other	24	22	808	854	62,806	63,660	-
Residential mortgage	-	-	130	130	9,552	9,682	130
Total	$1,060	$31	$18,896	$19,987	$945,057	$965,044	$302

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of June 30, 2017 and December 31, 2016:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At June 30, 2017:
Commercial real estate	$398,400	$859	$13,436	$-	$412,695
Construction and land development	83,571	-	-	-	83,571
Commercial and industrial	171,252	580	3,688	1,429	176,949
Owner occupied real estate	282,143	-	3,336	-	285,479
Consumer and other	67,674	-	1,272	-	68,946
Residential mortgage	39,158	128	-	-	39,286
Total	$1,042,198	$1,567	$21,732	$1,429	$1,066,926

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2016:
Commercial real estate	$364,066	$877	$13,576	$-	$378,519
Construction and land development	61,453	-	-	-	61,453
Commercial and industrial	168,958	606	3,751	1,429	174,744
Owner occupied real estate	274,150	511	2,325	-	276,986
Consumer and other	62,370	-	1,290	-	63,660
Residential mortgage	9,552	-	130	-	9,682
Total	$940,549	$1,994	$21,072	$1,429	$965,044

The following table shows non-accrual loans by class as of June 30, 2017 and December 31, 2016:

(dollars in thousands)	June 30, 2017	December 31, 2016
Commercial real estate	$12,961	$13,089
Construction and land development	-	-
Commercial and industrial	3,309	3,151
Owner occupied real estate	1,459	1,546
Consumer and other	791	808
Residential mortgage	-	-
Total	$18,520	$18,594

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $210,000 and $486,000 for the three and six months ended June 30, 2017, respectively, and $313,000 and $513,000 for the three and six months ended June 30, 2016, respectively.

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

The following table summarizes the balance of outstanding TDRs June 30, 2017 and December 31, 2016:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
June 30, 2017
Commercial real estate	1	$-	$6,518	$6,518
Construction and land development	-	-	-	-
Commercial and industrial	2	1,191	349	1,540
Owner occupied real estate	1	245	-	245
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	4	$1,436	$6,867	$8,303

December 31, 2016
Commercial real estate	1	$5,669	$-	$5,669
Construction and land development	-	-	-	-
Commercial and industrial	2	228	349	577
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	3	$5,897	$349	$6,246

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

The Company modified one commercial and industrial loan during the three and six months ended June 30, 2017. In accordance with the modified terms of the commercial and industrial loan, the principal balance of $975,000 was converted from a line of credit to a term loan with a five year maturity. This commercial and industrial loan has been and continues to be an accruing loan.

The Company modified one owner occupied loan during the three and six months ended June 30, 2017. In accordance with the modified terms of the owner occupied loan of $245,000, certain concessions have been granted, including a reduction in the interest rate and an extension of the maturity date of the loan. The owner occupied loan has been and continues to be an accruing loan.

The Company modified one commercial real estate loan in the amount of $6.5 million during the six months ended June 30, 2017 that met the criteria of a TDR. This loan was transferred to non-accrual status during the second quarter of 2015 as a result of delinquency caused by tenant vacancies. The Company restructured the loan based on new leases obtained by the borrower. In accordance with the modified terms of the loan, certain concessions have been granted, including an increase in the principal balance of $421,000 and a reduction in the interest rate.

There were no loan modifications made during the three months and six months ended June 30, 2016 that met the criteria of a TDR.

There were no residential mortgages in the process of foreclosure as of June 30, 2017 and December 31, 2016. Other real estate owned relating to residential real estate was $42,000 and $126,000 at June 30, 2017 and December 31, 2016.

After a loan is determined to be a TDR, the Company continues to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the three and six months ended June 30, 2017. There were no TDRs that subsequently defaulted during the year ended December 31, 2016.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2017 and December 31, 2016 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

June 30, 2017
Assets:

Collateralized mortgage obligations	$209,531	$-	$209,531	$-
Agency mortgage-backed securities	43,635	-	43,635	-
Municipal securities	12,148	-	12,148	-
Corporate bonds	64,602	-	61,523	3,079
Asset-backed securities	14,298	-	14,298	-
Trust Preferred Securities	968	-	-	968
Securities Available for Sale	$345,182	$-	$341,135	$4,047

Mortgage Loans Held for Sale	$24,307	$-	$24,307	$-
SBA Servicing Assets	5,194	-	-	5,194
Interest Rate Lock Commitments	761	-	761	-
Best Efforts Forward Loan Sales Commitments	21	-	21	-
Mandatory Forward Loan Sales Commitments	4	-	4	-

Liabilities:

Interest Rate Lock Commitments	1	-	1	-
Best Efforts Forward Loan Sales Commitments	163	-	163	-
Mandatory Forward Loan Sales Commitments	149	-	149	-

December 31, 2016
Assets:

Collateralized mortgage obligations	$224,765	$-	$224,765	$-
Agency mortgage-backed securities	36,710	-	36,710	-
Municipal securities	26,547	-	26,547	-
Corporate bonds	64,748	-	61,777	2,971
Asset-backed securities	15,149	-	15,149	-
Trust Preferred Securities	1,820	-	-	1,820
Securities Available for Sale	$369,739	$-	$364,948	$4,791

Mortgage Loans Held for Sale	$23,911	$-	$23,911	$-
SBA Servicing Assets	5,352	-	-	5,352
Interest Rate Lock Commitments	439	-	439	-
Best Efforts Forward Loan Sales Commitments	103	-	103	-
Mandatory Forward Loan Sales Commitments	229	-	229	-

Liabilities:

Interest Rate Lock Commitments	55	-	55	-
Best Efforts Forward Loan Sales Commitments	125	-	125	-
Mandatory Forward Loan Sales Commitments	38	-	38	-

The following table presents an analysis of the activity in the SBA servicing assets for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Beginning balance	$5,298	$5,058	$5,352	$4,886
Additions	267	560	478	802
Fair value adjustments	(371)	(500)	(636)	(570)
Ending balance	$5,194	$5,118	$5,194	$5,118

Fair value adjustments are recorded as loan advisory and servicing fees on the statement of income.  Servicing fee income, not including fair value adjustments, totaled $485,000 and $441,000 for the three months ended June 30, 2017 and 2016, respectively. Servicing fee income, not including fair value adjustments, totaled $918,000 and $875,000 for the six months ended June 30, 2017 and 2016, respectively.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, April 1st	$1,961	$3,024	$1,858	$2,844
Unrealized gains (losses)	525	55	(99)	26
Paydowns	-	-	-	-
Proceeds from sales	(970)	-	-	-
Realized losses	(548)	-	-	-
Impairment charges on Level 3	-	-	(4)	-
Balance, June 30th	$968	$3,079	$1,755	$2,870

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1st	$1,820	$2,971	$1,883	$2,834
Unrealized gains (losses)	666	108	(123)	36
Paydowns	-	-	-	-
Proceeds from sales	(970)	-	-	-
Realized losses	(548)	-	-	-
Impairment charges on Level 3	-	-	(5)	-
Balance, June 30th	$968	$3,079	$1,755	$2,870

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2017 and December 31, 2016 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
June 30, 2017:
Impaired loans	$7,545	$-	$-	$7,545
Other real estate owned	607	-	-	607

December 31, 2016:
Impaired loans	$9,110	$-	$-	$9,110
Other real estate owned	8,563	-	-	8,563

The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2017
Corporate bonds	$3,079	Discounted Cash Flows	Discount Rate	(5.46%)

Trust preferred securities	$968	Discounted Cash Flows	Discount Rate	8.73% - 8.94%	(8.82%)

SBA servicing assets	$5,194	Discounted Cash Flows	Conditional Prepayment Rate	(6.57%)
			Discount Rate	(10.25%)

Impaired loans	$7,545	Appraised Value of Collateral (1)	Liquidation expenses (2)	10% - 28%	(14%)(3)

Other real estate owned	$607	Appraised Value of Collateral (1)	Liquidation expenses (2)	7% - 20%	(8%)(3)
		Sales Price	Liquidation expenses (2)	6% - 8%	(7%)(3)

December 31, 2016
Corporate bonds	$2,971	Discounted Cash Flows	Discount Rate	(4.68%)

Trust preferred securities	$1,820	Discounted Cash Flows	Discount Rate	8.85% - 9.35%	(9.08%)

SBA servicing assets	$5,352	Discounted Cash Flows	Conditional Prepayment Rate	(6.12%)
			Discount Rate	(10.00%)

Impaired loans	$9,110	Appraised Value of Collateral (1)	Liquidation expenses (2)	7% - 20%	(11%)(3)
		Sales Price	Liquidation expenses (2)	(7%	) (3)

Other real estate owned	$8,563	Appraised Value of Collateral (1)	Liquidation expenses (2)	5% - 76%	(17%)(3)
		Sales Price	Liquidation expenses (2)	7% - 8%	(7%)(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of certain assets and liabilities of the Company at June 30, 2017 and December 31, 2016.

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

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of June 30, 2017 and December 31, 2016. Financial information on the issuers was also obtained from Bloomberg, the FDIC, and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages.

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

SBA Loans Held For Sale (Carried at Lower of Cost or Fair Value)

The fair values of SBA loans held for sale is determined, when possible, using quoted secondary-market prices and are classified within Level 3 of the fair value hierarchy.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the six months ended June 30, 2017 and the year ended December 31, 2016.

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. In 2016, Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect their economic value. All mortgage loans held for sale originated subsequent to the election date are carried at fair value. All loans held for sale originated prior to the election date were sold prior to December 31, 2016. Interest income on loans held for sale, which totaled $171,000 and $300,000 for the three and six months ended June 30, 2017, respectively, and $0 for both the three and six months ended June 30, 2016, are included in interest and fees in the statements of income.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of June 30, 2017 and December 31, 2016 (dollars in thousands):

Mortgage loans held for sale	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
June 30, 2017	$24,307	$23,522	$785

December 31, 2016	$23,911	$23,428	$483

Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at June 30, 2017 and December 31, 2016.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At June 30, 2017 and December 31, 2016, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.  At June 30, 2017 and December 31, 2016, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	June 30, 2017	December 31, 2016

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$5,194	$5,352

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	1%	0%
Adjustable-rate SBA loans	99%	100%
Total	100%	100%

Weighted Average Remaining Term	20.7 years	21.1 years

Prepayment Speed	6.57%	6.12%
Effect on fair value of a 10% increase	$(161)	$(161)
Effect on fair value of a 20% increase	(315)	(316)

Weighted Average Discount Rate	10.25%	10.00%
Effect on fair value of a 10% increase	$(218)	$(226)
Effect on fair value of a 20% increase	(420)	(435)

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

Short-term Borrowings (Carried at Cost)

Due to their short-term nature, the carrying amounts of short-term borrowings, which include overnight borrowings, approximate their fair value. Short-term borrowings are classified within Level 2 of the fair value hierarchy.

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

The estimated fair values of the Company's financial instruments were as follows at June 30, 2017:

	Fair Value Measurements at June 30, 2017
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$87,997	$87,997	$87,997	$-	$-
Investment securities available for sale	345,182	345,182	-	341,135	4,047
Investment securities held to maturity	409,373	403,183	-	403,183	-
Restricted stock	3,878	3,878	-	3,878	-
Loans held for sale	29,547	29,756	-	24,307	5,449
Loans receivable, net	1,057,056	1,032,111	-	-	1,032,111
SBA servicing assets	5,194	5,194	-	-	5,194
Accrued interest receivable	5,840	5,840	-	5,840	-
Interest rate lock commitments	761	761	-	761	-
Best efforts forward loan sales commitments	21	21	-	21	-
Mandatory forward loan sales commitments	4	4	-	4	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,625,630	$1,625,630	$-	$1,625,630	$-
Time	106,801	106,319	-	106,319	-
Short-term borrowing	55,000	55,000	-	55,000	-
Subordinated debt	21,656	17,591	-	-	17,591
Accrued interest payable	317	317	-	317	-
Interest rate lock commitments	1	1	-	1	-
Best efforts forward loan sales commitments	163	163	-	163	-
Mandatory forward loan sales commitments	149	149	-	149	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

The estimated fair values of the Company's financial instruments were as follows at December 31, 2016.

	Fair Value Measurements at December 31, 2016
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$34,554	$34,554	$34,554	$-	$-
Investment securities available for sale	369,739	369,739	-	364,948	4,791
Investment securities held to maturity	432,499	425,183	-	425,183	-
Restricted stock	1,366	1,366	-	1,366	-
Loans held for sale	28,065	28,267	-	23,911	4,356
Loans receivable, net	955,817	937,944	-	-	937,944
SBA servicing assets	5,352	5,352	-	-	5,352
Accrued interest receivable	5,497	5,497	-	5,497	-
Interest rate lock commitments	439	439	-	439	-
Best efforts forward loan sales commitments	103	103	-	103	-
Mandatory forward loan sales commitments	229	229	-	229	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,566,506	$1,566,506	$-	$1,566,506	$-
Time	111,164	110,988	-	110,988	-
Subordinated debt	21,881	16,286	-	-	16,286
Accrued interest payable	444	444	-	444	-
Interest rate lock commitments	55	55	-	55	-
Best efforts forward loan sales commitments	125	125	-	125	-
Mandatory forward loan sales commitments	38	38	-	38	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

Note 8: Changes in Accumulated Other Comprehensive Loss By Component (1)

The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2017 and 2016, and the year ended December 31, 2016.

	Unrealized Gains (Losses) on Available- For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2017	$(6,831)	$(463)	$(7,294)
Unrealized gain on securities	1,681	-	1,681
Amounts reclassified from accumulated other comprehensive income to net income (2)	39	55	94
Net current-period other comprehensive income	1,720	55	1,775
Balance June 30, 2017	$(5,111)	$(408)	$(5,519)

Balance January 1, 2016	$(2,562)	$(603)	$(3,165)
Unrealized gain on securities	2,863	-	2,863
Amounts reclassified from accumulated other comprehensive income to net income (2)	(416)	61	(355)
Net current-period other comprehensive income	2,447	61	2,508
Balance June 30, 2016	$(115)	$(542)	$(657)

Balance January 1, 2016	$(2,562)	$(603)	$(3,165)
Unrealized gain on securities	(3,853)	-	(3,853)
Amounts reclassified from accumulated other comprehensive income to net income (2)	(416)	140	(276)
Net current-period other comprehensive income	(4,269)	140	(4,129)
Balance December 31, 2016	$(6,831)	$(463)	$(7,294)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Operations.

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

(dollars in thousands)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016

Total revenues	$19,395	$36,855

Net income	$1,719	$3,203

Note 10: Goodwill and Other Intangibles

The Company's goodwill and intangible assets related to the acquisition of Oak Mortgage in July 2016 is detailed below:

(dollars in thousands)	Balance December 31, 2016	Additions/ Adjustments	Amortization	Balance June 30, 2017	Amortization Period (in years)

Goodwill	$5,011	$-	$-	$5,011	Indefinite
Non-compete agreements	61	-	(52)	9	1
Total	$5,072	$-	$(52)	$5,020

Note 11: Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the six months ended June 30, 2017 and the six months ended June 30, 2016. The following table summarizes the amounts recorded in Republic's statement of financial condition for derivatives not designated as hedging instruments as of June 30, 2017 and December 31, 2016 (in thousands):

June 30, 2017	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC's	Other Assets	$761	$38,651
Best efforts forward loan sales commitments	Other Assets	21	9,095
Mandatory forward loan sales commitments	Other Assets	4	2,089

Liability derivatives:

IRLC's	Other Liabilities	$1	$500
Best efforts forward loan sales commitments	Other Liabilities	163	30,056
Mandatory forward loan sales commitments	Other Liabilities	149	20,793

December 31, 2016	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC's	Other Assets	$439	$20,792
Best efforts forward loan sales commitments	Other Assets	103	8,586
Mandatory forward loan sales commitments	Other Assets	229	18,373

Liability derivatives:

IRLC's	Other Liabilities	$55	$6,757
Best efforts forward loan sales commitments	Other Liabilities	125	18,963
Mandatory forward loan sales commitments	Other Liabilities	38	5,024

The following table summarizes the amounts recorded in Republic's statement of income for derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2017 (in thousands):

Three Months Ended June 30, 2017	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLC's	Mortgage banking income	$(71)
Best efforts forward loan sales commitments	Mortgage banking income	18
Mandatory forward loan sales commitments	Mortgage banking income	(4)

Liability derivatives:

IRLC's	Mortgage banking income	$6
Best efforts forward loan sales commitments	Mortgage banking income	107
Mandatory forward loan sales commitments	Mortgage banking income	(23)

Six Months Ended June 30, 2017	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLC's	Mortgage banking income	$321
Best efforts forward loan sales commitments	Mortgage banking income	(82)
Mandatory forward loan sales commitments	Mortgage banking income	(225)

Liability derivatives:

IRLC's	Mortgage banking income	$54
Best efforts forward loan sales commitments	Mortgage banking income	(38)
Mandatory forward loan sales commitments	Mortgage banking income	(110)

There was no income from derivative instruments for the three and six months ended June 30, 2016.

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

Financial Condition

Assets

Total assets increased by $119.6 million, or 6.2%, to $2.0 billion at June 30, 2017, compared to $1.9 billion at December 31, 2016.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount of these two categories increased by $53.4 million to $88.0 million at June 30, 2017, from $34.6 million at December 31, 2016. The increase in cash was primarily driven by the increase in deposit balances during the period ended June 30, 2017.

Loans Held for Sale

Loans held for sale are comprised of certain loans guaranteed by the U.S. Small Business Administration ("SBA") which we originate with the intention of selling in the future and residential mortgage loans originated by Republic's subsidiary, Oak Mortgage, which we also intend to sell in the future. Total SBA loans held for sale were $5.2 million at June 30, 2017 as compared to $4.2 million at December 31, 2016. Residential mortgage loans held for sale were $24.3 million at June 30, 2017 compared to $23.9 million at December 31, 2016. Loans held for sale, as a percentage of total Company assets, were 1.4% at June 30, 2017.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $27.0 million at June 30, 2017. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit.

Loans receivable increased $101.5 million, or 10.5%, to $1.1 billion at June 30, 2017, versus $965.0 million at December 31, 2016. This growth was the result of an increase in loan demand in commercial real estate, residential mortgage, construction and development, owner occupied real estate, consumer, and commercial and industrial categories driven by the successful execution of our relationship banking strategy which focuses on customer service.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), municipal securities, corporate bonds, asset-backed securities (ABS), and pooled trust preferred securities (CDO).  Available-for-sale securities totaled $345.2 million at June 30, 2017, compared to $369.7 million at December 31, 2016. The decrease was primarily due to the sales and paydowns of securities held in the portfolio totaling $36.9 million partially offset by the purchase of securities totaling $10.3 million during the first six months of 2017. At June 30, 2017, the portfolio had a net unrealized loss of $8.0 million compared to a net unrealized loss of $10.7 million at December 31, 2016. The change in value of the investment portfolio was driven by a decrease in market interest rates which drove an increase in the fair value of the bonds held in our portfolio during the first six months of 2017.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (SBIC) and Small Business Administration (SBA) bonds, CMO's and MBS's. The fair value of securities held-to-maturity totaled $403.2 million and $425.2 million at June 30, 2017 and December 31, 2016, respectively. The decrease was primarily due to the receipt of principal payments on CMO and MBS securities held in the portfolio totaling $22.6 million during the first six months of 2017.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of June 30, 2017 and December 31, 2016.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh ("FHLB") and Atlantic Community Bankers Bank ("ACBB").

At June 30, 2017 and December 31, 2016, the investment in FHLB of Pittsburgh capital stock totaled $3.7 million and $1.2 million, respectively. The increase was due to a short-term borrowing from FHLB at June 30, 2017 which resulted in a higher required investment as of that date.  At both June 30, 2017 and December 31, 2016, ACBB capital stock totaled $143,000.  Both the FHLB and ACBB issued dividend payments during the six months of 2017.

Other Real Estate Owned

The balance of other real estate owned decreased to $9.9 million at June 30, 2017 from $10.2 million at December 31, 2016, primarily due to writedowns in the amount of $258,000 and sales totaling $136,000 on existing foreclosed properties during the six months ended June 30, 2017.

Goodwill

Goodwill resulting from the acquisition of Oak Mortgage in July 2016 amounted to $5.0 million at June 30, 2017 and December 31, 2016.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic's major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $54.8 million, or 3.3%, to $1.73 billion at June 30, 2017 from $1.68 billion at December 31, 2016.  The increase was the result of growth in demand deposit balances offset by decreases in money market, savings, and time deposit balances. We constantly focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction.  We are also in the midst of an aggressive expansion and relocation plan which we refer to as "The Power of Red is Back".  Over the last three years, we have opened nine new store locations and have several more in various stages of construction and development.  This strategy has also allowed us to nearly eliminate our dependence upon the more volatile sources of funding found in brokered and public fund certificates of deposit.

Short-term Borrowings

As of June 30, 2017, there were $55.0 million in short-term borrowings from FHLB compared to $0 at December 31, 2016.

Shareholders' Equity

Total shareholders' equity increased $7.3 million to $222.3 million at June 30, 2017 compared to $215.1 million at December 31, 2016. The increase was primarily due to net income of $3.8 million recognized during the first six months of 2017, an increase of $1.6 million related to stock option exercises and a trust preferred securities conversion and the reduction in accumulated other comprehensive losses associated with an increase in the market value of the investment securities portfolio.  The shift in market value of the securities portfolio resulting in accumulated other comprehensive losses of $5.5 million at June 30, 2017 compared to accumulated other comprehensive losses of $7.3 million at December 31, 2016 was primarily driven by a decrease in market interest rates which drove an increase in the fair value of the securities held in our portfolio.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

We reported net income of $2.1 million, or $0.04 per share, for the three months ended June 30, 2017, compared to net income of $1.0 million, or $0.03 per share, for the three months ended June 30, 2016. The increase in net income was primarily driven by growth in interest-earning assets along with the addition of a residential mortgage lending division.

Net interest income was $15.3 million for the three month period ended June 30, 2017 compared to $11.6 million for the three months ended June 30, 2016.  Interest income increased $4.1 million, or 31%, to $17.3 million for the three months ended June 30, 2017 compared to $13.2 million for the three months ended June 30, 2016. This increase was primarily due to a $322.0 million increase in average investment securities balances and a $144.0 million increase in average loan balances. Interest expense increased $452,000, or 28%, to $2.1 million for the three months ended June 30, 2017 compared to $1.6 million for the three months ended June 30, 2016. This increase was primarily due to an increase in average deposit balances.

We recorded a provision for loan losses in the amount of $500,000 for the three months ended June 30, 2017 due primarily to an increase in the allowance required for loans collectively evaluated for impairment driven by an increase in loans receivable.  We recorded a provision for loan losses in the amount of $650,000 for the three months ended June 30, 2016.

Non-interest income increased by $1.9 million to $5.0 million during the three months ended June 30, 2017 compared to $3.0 million during the three months ended June 30, 2016.  The increase during the three months ended June 30, 2017 was primarily due to increases in mortgage banking income, service fees on deposit accounts, and loan advisory and servicing fees offset by decreases in the gain on the sales of SBA loans and gain on the sales of securities.

Non-interest expenses increased $4.7 million to $17.7 million during the three months ended June 30, 2017 compared to $13.0 million during the three months ended June 30, 2016. This increase was primarily driven by higher salaries, employee benefits, and occupancy expenses associated with the addition of new stores related to our expansion strategy which we refer to as "The Power of Red is Back", as well as the addition of Oak Mortgage in the third quarter of 2016.

Return on average assets and average equity from continuing operations was 0.42% and 3.75%, respectively, during the three months ended June 30, 2017 compared to 0.27% and 3.51%, respectively, for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

We reported net income of $3.8 million, or $0.07 per diluted share, for the six months ended June 30, 2017 compared to net income of $2.1 million, or $0.05 per diluted share, for the six months ended June 30, 2016. The increase in net income was primarily driven by growth in interest-earning assets along with the addition of a residential mortgage lending division.

Net interest income for the six months ended June 30, 2017 increased $6.6 million to $29.5 million as compared to $22.9 million for the six months ended June 30, 2016.  Interest income increased $7.5 million, or 29%, due to increases in average investment securities balances and average loan balances. Interest expense increased $949,000, or 31%, to $4.0 million for the six months ended June 30, 2017 compared to $3.1 million for the six months ended June 30, 2016. This increase was primarily due to an increase in average interest bearing deposit balances.

We recorded a provision for loan losses of $500,000 for the six months ended June 30, 2017 due to an increase in the allowance required for loans collectively evaluated for impairment driven by an increase in total loans outstanding. We recorded a provision for loan losses of $950,000 for the six months ended June 30, 2016 primarily due to an increase in the allowance required for loans individually evaluated for impairment.

Non-interest income increased $3.9 million to $9.3 million during the six months ended June 30, 2017 compared to $5.4 million during the six months ended June 30, 2016. The increase during the six months ended June 30, 2017 was primarily due to increases in mortgage banking income and service fees on deposit accounts offset by decreases in the gain on the sales of SBA loans, gain on the sales of securities, and loan advisory and servicing fees.

Non-interest expenses increased $9.2 million to $34.5 million during the six months ended June 30, 2017 as compared to $25.3 million during the six months ended June 30, 2016. This increase was primarily driven by higher salaries, employee benefits, and occupancy expenses associated with the addition of new stores related to our expansion strategy which we refer to as "The Power of Red is Back", as well as the addition of Oak Mortgage in the third quarter of 2016.

Return on average assets and average equity from continuing operations were 0.39% and 3.55%, respectively, during the six months ended June 30, 2017 compared to 0.28% and 3.64%, respectively, for the six months ended June 30, 2016.

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

Average Balances and Net Interest Income

	For the three months ended June 30, 2017			For the three months ended June 30, 2016
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$28,691	$70	0.98%	$72,517	$87	0.48%
Investment securities and restricted stock (2)	782,121	5,013	2.56%	460,161	2,895	2.52%
Loans receivable (2)	1,065,313	12,470	4.70%	921,274	10,445	4.56%
Total interest-earning assets	1,876,125	17,553	3.75%	1,453,952	13,427	3.71%
Other assets	111,493			93,555
Total assets	$1,987,618			$1,547,507

Interest-earning liabilities:
Demand – non-interest bearing	$355,325			$266,996
Demand – interest bearing	659,859	695	0.42%	481,994	503	0.42%
Money market & savings	602,710	732	0.49%	574,207	637	0.45%
Time deposits	105,820	295	1.12%	77,856	183	0.95%
Total deposits	1,723,714	1,722	0.40%	1,401,053	1,323	0.38%
Total interest-bearing deposits	1,368,389	1,722	0.50%	1,134,057	1,323	0.47%
Other borrowings	35,119	342	3.91%	22,476	289	5.17%
Total interest-bearing liabilities	1,403,508	2,064	0.59%	1,156,533	1,612	0.56%
Total deposits and other borrowings	1,758,833	2,064	0.47%	1,423,529	1,612	0.46%
Non-interest bearing other liabilities	8,345			6,871
Shareholders' equity	220,440			117,107
Total liabilities and shareholders' equity	$1,987,618			$1,547,507
Net interest income (2)		$15,489			$11,815
Net interest spread			3.16%			3.15%
Net interest margin (2)			3.31%			3.27%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis, a Non-GAAP measure. Net interest income has been increased over the financial statement amount by $222 and $218 for the three months ended June 30, 2017 and 2016, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Average Balances and Net Interest Income

	For the six months ended June 30, 2017			For the six months ended June 30, 2016
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$26,323	$131	1.00%	$59,813	$150	0.50%
Investment securities and restricted stock (2)	795,003	10,045	2.53%	448,837	5,757	2.57%
Loans receivable (2)	1,036,979	23,808	4.63%	904,387	20,491	4.56%
Total interest-earning assets	1,858,305	33,984	3.69%	1,413,037	26,398	3.76%
Other assets	106,683			90,620
Total assets	$1,964,988			$1,503,657

Interest-earning liabilities:
Demand – non-interest bearing	$342,243			$264,403
Demand – interest bearing	640,084	1,303	0.41%	447,276	918	0.41%
Money market & savings	604,933	1,430	0.48%	566,833	1,246	0.44%
Time deposits	106,866	591	1.12%	71,635	324	0.91%
Total deposits	1,694,126	3,324	0.40%	1,350,147	2,488	0.37%
Total interest-bearing deposits	1,351,883	3,324	0.50%	1,085,744	2,488	0.46%
Other borrowings	44,078	708	3.24%	29,952	595	3.99%
Total interest-bearing liabilities	1,395,961	4,032	0.58%	1,115,696	3,083	0.56%
Total deposits and other borrowings	1,738,204	4,032	0.47%	1,380,099	3,083	0.45%
Non-interest bearing other liabilities	8,307			7,211
Shareholders' equity	218,477			116,347
Total liabilities and shareholders' equity	$1,964,988			$1,503,657
Net interest income (2)		$29,952			$23,315
Net interest spread			3.11%			3.20%
Net interest margin (2)			3.25%			3.32%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis, a Non-GAAP measure. Net interest income has been increased over the financial statement amount by $466 and $427 for the six months ended June 30, 2017 and 2016, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

	For the three months ended June 30, 2017 vs. 2016			For the six months ended June 30, 2017 vs. 2016
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$(108)	$91	$(17)	$(167)	$148	$(19)
Securities	2,067	51	2,118	4,374	(86)	4,288
Loans	1,651	374	2,025	2,999	318	3,317
Total interest-earning assets	3,610	516	4,126	7,206	380	7,586

Interest expense:
Deposits
Interest-bearing demand deposits	189	3	192	392	(7)	385
Money market and savings	31	64	95	83	101	184
Time deposits	78	34	112	195	72	267
Total deposit interest expense	298	101	399	670	166	836
Other borrowings	23	30	53	47	66	113
Total interest expense	321	131	452	717	232	949
Net interest income	$3,289	$385	$3,674	$6,489	$148	$6,637

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, for the three months ended June 30, 2017 increased $3.7 million, or 31%, over the same period in 2016.  Interest income, on a fully tax equivalent basis, on interest-earning assets totaled $17.6 million and $13.4 million for the three months ended June 30, 2017 and 2016, respectively. The increase in interest income was the result of a $322.0 million increase in average investment securities balances and a $144.0 million increase in average loan balances for the three months ended June 30, 2017 as compared to the same period in 2016. Total interest expense for the three months ended June 30, 2017 increased by $452,000, or 28%, to $2.1 million from $1.6 million over the same period in 2016. Interest expense on deposits for the three months ended June 30, 2017 increased by $399,000, or 31%, over the same period in 2016.

Net interest income, on a fully tax-equivalent basis, for the six months ended June 30, 2017 increased $6.6 million, or 28%, over the same period in 2016. Interest income, on a fully tax equivalent basis, on interest-earning assets totaled $34.0 million and $26.4 million for the six months ended June 30, 2017 and 2016, respectively. The increase in interest income was the result of a $346.2 million increase in average investment securities balances and a $132.6 million increase in average loan balances for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Total interest expense for the six months ended June 30, 2017 increased by $949,000, or 31%, to $4.0 million from $3.1 million over the same period in 2016. Interest expense on deposits for the six months ended June 30, 2017 increased by $836,000, or 38%, over the same period in 2016.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.16% during the three months ended June 30, 2017 compared to 3.15% during the same period in 2016 and was 3.11% during the six months ended June 30, 2017 compared to 3.20% during the same period in 2016. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin increased to 3.31% for the three months ended June 30, 2017 compared to 3.27% during the same period in 2016 primarily as a result of an increase in the yield on loans outstanding. For the six months ended June 30, 2017, the fully tax-equivalent net interest margin decreased to 3.25% compared to 3.32% for the same period in 2016 primarily as a result of the increase in average investment securities balances.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. We recorded a $500,000 provision for loan losses for the three and six month periods ended June 30, 2017. During the three and six month periods ended June 30, 2017, an increase in the allowance required for loans collectively evaluated for impairment was driven by an increase in total loans outstanding. We recorded a $650,000 provision for the three month period ended June 30, 2016 and $950,000 for the six month period ended June 30, 2016.  During the three and six month periods ended June 30, 2016, there was an increase in the allowance for loans individually evaluated for impairment primarily as a result of a single loan relationship that moved to non-accrual status during the second quarter of 2016.

Nonperforming assets at June 30, 2017 totaled $28.7 million, or 1.41%, of total assets, which represents a decrease of $348,000, or 1%, from $29.1 million, or 1.51%, of total assets at December 31, 2016. Nonperforming assets decreased $2.1 million, or 7%, from $30.8 million, or 1.95%, of total assets at June 30, 2016.

Non-Interest Income

Total non-interest income increased $1.9 million, or 64%, to $5.0 million for the three months ended June 30, 2017, compared to $3.0 million for the three months ended June 30, 2016. Mortgage banking income totaled $3.0 million during the three months ended June 30, 2017 primarily due to gains on the sale of residential mortgage loans originated through Oak Mortgage which was acquired in July 2016. Service fees on deposit accounts totaled $907,000 for the three months ended June 30, 2017 which represents an increase of $253,000 over the three month period ended June 30, 2016. This increase was due to the growth in the number of customer accounts and transaction volume. Gains on the sale of SBA loans totaled $796,000 for the three months ended June 30, 2017 versus $1.7 million for the same period in 2016. The decrease of $953,000 in gains on the sale of SBA loans was driven by a decrease in SBA loans sold during the three months ended June 30, 2017 as a result of lower originations. We recognized losses of $61,000 on the sale of investment securities during the three months ended June 30, 2017 as compared to gains of $358,000 for the same period in 2016.  Loan advisory and servicing fees totaled $316,000 for the three months ended June 30, 2017 which represents an increase of $119,000 from the same period in 2016.

Total non-interest income increased $3.9 million, or 71%, to $9.3 million for the six months ended June 30, 2017, compared to $5.4 million for the six months ended June 30, 2016. Mortgage banking income totaled $5.4 million during the six months ended June 30, 2017 primarily due to gains on the sale of residential mortgage loans originated through Oak Mortgage which was acquired  in July 2016. Service fees on deposit accounts totaled $1.8 million for the six months ended June 30, 2017 which represents an increase of $529,000 over the same period in 2016. This increase was due to the growth in the number of customer accounts and transaction volume. Gains on the sale of SBA loans were $1.5 million during the six months ended June 30, 2017 compared to $2.6 million in the same period of 2016 as a result of a decrease in SBA loans sold during the six months ended June 30, 2017 as a result of lower originations. There were recognized losses in the amount of $61,000 on sales of investment securities during the six months ended June 30, 2017 as compared to gains of $654,000 during the six months ended June 30, 2016. Loan advisory and servicing fees totaled $653,000 for the six months ended June 30, 2017 which represents a decrease of $147,000 from the same period in 2016.

Non-Interest Expenses

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Non-interest expenses increased by $4.7 million, or 36%, for the three months ended June 30, 2017 compared to the same period in 2016. A detailed explanation of the most significant variances in non-interest expenses for the three months ended June 30, 2017 and June 30, 2016 is presented in the following paragraphs.

Salaries and employee benefits, which represent the largest component of non-interest expenses, increased by $2.8 million, or 43%, for the three months ended June 30, 2017 compared to the same period in 2016. This increase was primarily driven by annual merit increases along with increased staffing levels related to our growth strategy of adding and relocating stores, which we refer to as "The Power of Red is Back". One new store was opened during the three month period ended June 30, 2017 and another store was opened early in the third quarter of 2017.  Salaries and employee benefits also increased as a result of the acquisition of Oak Mortgage Company in the third quarter of 2016.

Occupancy expenses increased by $305,000, or 21%, and depreciation and amortization expense increased by $325,000, or 41%, for the three months ended June 30, 2017 compared to the same period last year also as a result of our continuing growth and relocation strategy.

Other real estate owned expenses totaled $612,000 during the three months ended June 30, 2017, an increase of $289,000, or 89%, compared to the same period in 2016. This increase was a result of higher writedowns on foreclosed assets held in other real estate owned and an increase in costs to carry foreclosed properties in the current period.

All other noninterest expenses increased $961,000, or 25% for the three months ended June 30, 2017, compared to the same period in 2016. This increase was mainly attributable to the addition of expenses related to the residential mortgage loan operations of Oak Mortgage.  Increases in data processing expense, legal expenses, professional fees, and other expenses resulting from our expansion strategy also contributed to the growth in other operating expenses.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

For the first six months ended June 30, 2017, non-interest expenses increased by $9.2 million or 36%, compared to the first six months of 2016. A detailed explanation of the most significant variances in non-interest expenses is presented in the following paragraphs.

Salaries and employee benefits, which represent the largest component of non-interest expenses, increased by $5.4 million, or 43%, for the six months ended June 30, 2017 compared to the same period in 2016. This increase was primarily driven by annual merit increases along with increased staffing levels related to our growth strategy of adding and relocating stores, which we refer to as "The Power of Red is Back". There were twenty stores open as of June 30, 2017 compared to eighteen stores at June 30, 2016.  In addition, four new stores were under construction as of June 30, 2017, two of which are expected to open during the third quarter of 2017. Salaries and employee benefits also increased as a result of the acquisition of Oak Mortgage Company in the third quarter of 2016.

Occupancy expenses increased by $615,000, or 22%, and depreciation and amortization expense increased by $531,000, or 30%, for the six months ended June 30, 2017 versus the same period in 2016 also as a result of our continuing growth and relocation strategy.

       Other real estate owned expenses totaled $958,000 for the six months ended June 30, 2017, an increase of $50,000, or 6%, from the same period in 2016 primarily as a result of higher writedowns on foreclosed assets held in other real estate owned in the current period.

  All other non-interest expenses increased $2.6 million, or 36% for the six months ended June 30, 2017, compared to the same period in 2016. This increase was mainly attributable to the addition of expenses related to the residential mortgage loan operations of Oak Mortgage.  Increases in data processing expense, legal expenses, other taxes, professional fees, insurance, and other expenses resulting from our expansion strategy also contributed to the growth in other operating expenses.

       One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For purposes of this calculation, net non-interest expenses equal non-interest expenses less non-interest income and non-recurring expense. For the three months ended June 30, 2017, this ratio equaled 2.57% compared to 2.58% for the three months ended June 30, 2016. For the six months ended June 30, 2017, the ratio equaled 2.58% compared to 2.66% for the six months ended June 30, 2016, respectively, reflecting higher average balances related to our growth strategy of adding and relocating stores.

       Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of non-interest expenses to net interest income plus non-interest income. For the three months ended June 30, 2017, the operating efficiency ratio was 87.4% versus 88.6% for the three months ended June 30, 2016. The decrease in the operating efficiency ratio relates to a 38% increase in total net interest income plus noninterest income. The efficiency ratio was 88.9% for the six months ended June 30, 2017 versus 89.3% for the six months ended June 30, 2015. The decrease for the six months ended June 30, 2017 versus June 30, 2016 was due to a 37% increase in total revenue.

Provision (Benefit) for Income Taxes

We recorded a benefit for income taxes of $8,000 for the three months ended June 30, 2017, compared to a $12,000 benefit for the three months ended June 30, 2016.  For the six months ended June 30, 2017, we recorded a benefit for income taxes of $42,000 compared to a benefit of $37,000 for the six months ended June 30, 2016.  The $42,000 benefit recorded for the six months ended June 30, 2017 was the net result of a tax provision in the amount of $1.1 million calculated on the net profit generated during the period using our normal estimated tax rate, offset by an adjustment to the deferred tax asset valuation allowance in the amount of $1.1 million.  The effective tax rates for the three months ended June 30, 2017 and 2016 were 29% and 23%, respectively, and for the six months ended June 30, 2017 and 2016 were 28% and 23%, respectively, excluding an adjustment to the deferred tax asset valuation allowance.

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

In assessing the need for a valuation allowance, we carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified.  Based on the analysis of available positive and negative evidence, we determined that a valuation allowance should be recorded as of June 30, 2017 and December 31, 2016.

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

The net deferred tax asset balance before consideration of a valuation allowance was $19.4 million as of June 30, 2017 and $21.4 million as of December 31, 2016. After assessment of all available tax planning strategies, we determined that a partial valuation allowance in the amount of $10.9 million as of June 30, 2017 and $12.2 million as of December 31, 2016 should be recorded.

The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.  When the determination is made that a valuation allowance is no longer required, it will be reduced accordingly resulting in a corresponding increase in net income.

Net Income and Net Income per Common Share

Net income for the three months ended June 30, 2017 was $2.1 million, an increase of $1.0 million, compared to $1.0 million recorded for the three months ended June 30, 2016.

Net income for the six months ended June 30, 2017 was $3.8 million, an increase of $1.7 million, compared to $2.1 million recorded for the six months ended June 30, 2016. The increase in net income for the six months ended June 30, 2017 was due to a $6.6 million increase in net interest income, an increase of $3.9 million in noninterest income, and a decrease of $450,000 in the provision for loan losses, partially offset by a $9.2 million increase in noninterest expenses.

For the three months ended June 30, 2017, basic and fully-diluted net income per common share was $0.04 compared to $0.03 for the three months ended June 30, 2016. For the six months ended June 30, 2017, basic net income per common share was $0.07 compared to $0.06 for the six months ended June 30, 2016. Fully-diluted net income per common share was $0.07 for the six months ended June 30, 2017 compared to $0.05 for the six months ended June 30, 2016.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. Our annualized ROA for the three months ended June 30, 2017 was 0.42%, compared to 0.27% for the three months ended June 30, 2016. The ROA for the six months ended June 30, 2017 and 2016 was 0.39% and 0.28%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 3.75% for the three months ended June 30, 2017, compared to 3.51% for the three months ended June 30, 2016. The ROE for the six months ended June 30, 2017 and 2016 was 3.55% and 3.64%, respectively.

Commitments, Contingencies and Concentrations

Financial instruments, whose contract amounts represent potential credit risk, were commitments to extend credit of approximately $256.7 million and $215.9 million, and standby letters of credit of approximately $10.4 million and $5.7 million, at June 30, 2017 and December 31, 2016, respectively. These financial instruments constitute off-balance sheet arrangements. Commitments often expire without being drawn upon. Substantially all of the $256.7 million of commitments to extend credit at June 30, 2017 were committed as variable rate credit facilities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and many require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies, but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party.  The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments.  The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guidelines. The current amount of liability as of June 30, 2017 and December 31, 2016 for guarantees under standby letters of credit issued is not material.

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

Management believes that the Company and Republic met, as of June 30, 2017 and December 31, 2016, all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed Republic's category.

The Company and Republic's ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic's loan customers and Republic's ability to manage its interest rate risk, growth and other operating expenses.

The following table presents the capital regulatory ratios for both Republic and the Company as of June 30, 2017, and December 31, 2016 (dollars in thousands):

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2017:

Total risk based capital
Republic	$183,091	13.20%	$110,935	8.00%	$128,269	9.25%	$138,669	10.00%
Company	249,681	17.94%	111,351	8.00%	128,750	9.25%	-	-%
Tier one risk based capital
Republic	173,637	12.52%	83,201	6.00%	100,535	7.25%	110,935	8.00%
Company	240,227	17.26%	83,513	6.00%	100,912	7.25%	-	-%
CET 1 risk based capital
Republic	173,637	12.52%	62,401	4.50%	79,735	5.75%	90,135	6.50%
Company	218,667	15.71%	62,635	4.50%	80,034	5.75%	-	-%
Tier one leveraged capital
Republic	173,637	8.76%	79,242	4.00%	89,148	4.50%	99,053	5.00%
Company	240,227	12.09%	79,468	4.00%	89,402	4.50%	-	-%

At December 31, 2016:

Total risk based capital
Republic	$179,057	13.93%	$102,811	8.00%	$110,843	8.625%	$128,514	10.00%
Company	245,043	18.99%	103,226	8.00%	111,290	8.625%	-	-%
Tier one risk based capital
Republic	169,902	13.22%	77,108	6.00%	85,140	6.625%	102,811	8.00%
Company	235,888	18.28%	77,419	6.00%	85,484	6.625%	-	-%
CET 1 risk based capital
Republic	169,902	13.22%	57,831	4.50%	65,863	5.125%	83,534	6.50%
Company	214,088	16.59%	58,064	4.50%	66,129	5.125%	-	-%
Tier one leveraged capital
Republic	169,902	9.20%	73,843	4.00%	73,843	4.50%	92,304	5.00%
Company	235,888	12.74%	74,073	4.00%	74,073	4.50%	-	-%

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $88.0 million at June 30, 2017, compared to $34.6 million at December 31, 2016. Loan maturities and repayments are another source of asset liquidity. At June 30, 2017, Republic estimated that more than $80.0 million of loans would mature or repay in the six-month period ending December 31, 2017. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At June 30, 2017, we had outstanding commitments (including unused lines of credit and letters of credit) of $267.1 million. Certificates of deposit scheduled to mature in one year totaled $73.5 million at June 30, 2017. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh.  Our maximum borrowing capacity with the FHLB was $503.4 million at June 30, 2017. At June 30, 2017 and December 31, 2016, we had no outstanding term borrowings with the FHLB.  At June 30, 2017, we had outstanding short-term borrowings of $55.0 million with the FHLB.  At December 31, 2016, we had no outstanding short-term borrowings with the FHLB. As of June 30, 2017, FHLB had issued letters of credit, on Republic's behalf, totaling $75.0 million against our available credit line. We also established a contingency line of credit of $10.0 million with ACBB to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit at both June 30, 2017 and December 31, 2016.

Investment Securities Portfolio

At June 30, 2017, we identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of our asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of our asset/liability management.  Our investment securities classified as available-for-sale consist primarily of CMOs, MBSs, municipal securities, corporate bonds, ABSs, and CDOs.  Available-for-sale securities totaled $345.2 million and $369.7 million as of June 30, 2017 and December 31, 2016, respectively.  At June 30, 2017, the portfolio had a net unrealized loss of $8.0 million and a net unrealized loss of $10.7 million at December 31, 2016.

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic's commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic's legal lending limit of approximately $27.0 million at June 30, 2017. Individual customers may have several loans often secured by different collateral.

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

The following table shows information concerning loan delinquency and non-performing assets as of the dates indicated (dollars in thousands):

	June 30, 2017	December 31, 2016
Loans accruing, but past due 90 days or more	$293	$302
Non-accrual loans	18,520	18,594
Total non-performing loans	18,813	18,896
Other real estate owned	9,909	10,174
Total non-performing assets	$28,722	$29,070

Non-performing loans as a percentage of total loans, net of unearned income	1.76%	1.96%
Non-performing assets as a percentage of total assets	1.41%	1.51%

Non-performing asset balances decreased by $348,000 to $28.7 million as of June 30, 2017 from $29.1 million at December 31, 2016.  Non-accrual loans decreased $74,000 to $18.5 million at June 30, 2017, from $18.6 million at December 31, 2016. Loans accruing, but past due 90 days or more decreased to $293,000 at June 30, 2017 from $302,000 at December 31, 2016. At June 30, 2017 and December 31, 2016, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

The following table presents our 30 to 89 days past due loans at June 30, 2017 and December 31, 2016.

(dollars in thousands)	June 30,	December 31,
	2017	2016
30 to 59 days past due	$113	$1,060
60 to 89 days past due	863	31
Total loans 30 to 89 days past due	$976	$1,091

Other Real Estate Owned

The balance of other real estate owned decreased to $9.9 million at June 30, 2017 from $10.2 million at December 31, 2016.  The following table presents a reconciliation of other real estate owned for the three months ended June 30, 2017 and the year ended December 31, 2016:

(dollars in thousands)	June 30, 2017	December 31, 2016
Beginning Balance, January 1st	$10,174	$11,313
Additions	129	616
Valuation adjustments	(258)	(355)
Dispositions	(136)	(1,400)
Ending Balance	$9,909	$10,174

At June 30, 2017, we had no credit exposure to "highly leveraged transactions" as defined by the FDIC.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish an allowance against loan losses on a quarterly basis. When an increase in this allowance is necessary, a provision for loan losses is charged to earnings. The allowance for loan losses consists of three components. The first component is allocated to individually evaluated loans found to be impaired and is calculated in accordance with ASC 310 Receivables. The second component is allocated to all other loans that are not individually identified as impaired. This component is calculated for all non-impaired loans on a collective basis in accordance with ASC 450 Contingencies. The third component is an unallocated allowance to account for a level of imprecision in management's estimation process.

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

An analysis of the allowance for loan losses for the six months ended June 30, 2017 and 2016, and the twelve months ended December 31, 2016 is as follows:

(dollars in thousands)	For the six months ended June 30, 2017	For the twelve months ended December 31, 2016	For the six months ended June 30, 2016

Balance at beginning of period	$9,155	$8,703	$8,703
Charge‑offs:
Commercial real estate	-	-	-
Construction and land development	-	60	-
Commercial and industrial	152	143	18
Owner occupied real estate	108	1,052	954
Consumer and other	8	11	-
Residential mortgage	-	10	-
Total charge‑offs	268	1,276	972
Recoveries:
Commercial real estate	7	6	6
Construction and land development	-	-	-
Commercial and industrial	59	163	74
Owner occupied real estate	-	-	-
Consumer and other	1	2	-
Residential mortgage	-	-	-
Total recoveries	67	171	80
Net charge‑offs/(recoveries)	201	1,105	892
Provision for loan losses	500	1,557	950
Balance at end of period	$9,454	$9,155	$8,761

Average loans outstanding(1)	$1,036,979	$936,492	$904,387
As a percent of average loans:(1)
Net charge‑offs (annualized)	0.04%	0.12%	0.20%
Provision for loan losses (annualized)	0.10%	0.17%	0.21%
Allowance for loan losses	0.91%	0.98%	0.97%
Allowance for loan losses to:
Total loans, net of unearned income	0.89%	0.95%	0.94%
Total non‑performing loans	50.25%	48.45%	46.50%

(1) Includes non-accruing loans.

We recorded a provision for loan losses of $500,000 for the three and six month periods ended June 30, 2017.  We recorded a provision for loan losses of $650,000 for the three month period ended June 30, 2016 and $950,000 for the six month period ended June 30, 2016. During the first six months of 2017, there was an increase in the allowance required for loans collectively evaluated for impairment that was driven by an increase in total loans outstanding.  During the first six months of 2016, there was an increase in the allowance required for loans individually evaluated for impairment primarily driven by a single loan relationship that transferred to non-performing status during the second quarter of 2016. A decrease in the appraised value of the collateral supporting this loan relationship drove the need for an increase in the loan loss provision.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 50.25% at June 30, 2017, compared to 48.45% at December 31, 2016 and 46.50% at June 30, 2016. Total non-performing loans were $18.8 million, $18.9 million and $18.8 million at June 30, 2017, December 31, 2016 and June 30, 2016, respectively.

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

Serious delinquency is often the first indicator of a potential charge-off. Reductions in appraised collateral values and deteriorating financial condition of borrowers and guarantors are factors considered when evaluating potential charge-offs. The likelihood of possible recoveries or improvements in a borrower's financial condition are also assessed when considering a charge-off.  We recorded net charge-offs of $201,000 during the six month period ended June 30, 2017, compared to net charge-offs of $892,000 during the six month period ended June 30, 2016. The decrease in charge-offs in 2017 was primarily due to a single loan relationship which subsequently defaulted in 2015 resulting in a significant charge-off in the second quarter of 2016. The provision for loan losses associated with this loan was recorded in a prior period.

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $2.4 million at both June 30, 2017 and December 31, 2016.

The following table provides additional analysis of partially charged-off loans at June 30, 2017 and December 31, 2016.

(dollars in thousands)	June 30, 2017	December 31, 2016
Total nonperforming loans	$18,813	$18,896
Nonperforming and impaired loans with partial charge-offs	2,438	2,394

Ratio of nonperforming loans with partial charge-offs to total loans	0.23%	0.25%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	12.96%	12.67%
Coverage ratio net of nonperforming loans with partial charge-offs	387.78%	382.41%

Our charge-off policy is reviewed on an annual basis and updated as necessary. During the six month period ended June 30, 2017, there were no changes made to this policy.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 10, 2017.

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company's internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2017 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended June 30, 2017.

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company's business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and Form 10-Q for the quarter ended March 31, 2017.  The risk factors in the Company's Annual Report on Form 10-K have not materially changed. You should carefully consider these risk factors. The risks described in the Company's Form 10-K and Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii)  Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, (v) Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: August 7, 2017	By:	/s/ Harry D. Madonna
Harry D. Madonna
President and Chief Executive Officer (principal executive officer)

Date: August 7, 2017	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)