Form 10-Q
period 2017-09-30
REPUBLIC FIRST BANCORP INC
filed 2017-11-03
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended September 30, 2017.

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

 YES  [  ]    NO   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	56,989,764
Title of Class	Number of Shares Outstanding as of November 2, 2017

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2017 and December 31, 2016
(Dollars in thousands, except per share data)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$27,181	$19,830
Interest bearing deposits with banks	71,601	14,724
Cash and cash equivalents	98,782	34,554

Investment securities available for sale, at fair value	377,757	369,739
Investment securities held to maturity, at amortized cost (fair value of $411,257 and $425,183, respectively)	416,987	432,499
Restricted stock, at cost	1,678	1,366
Loans held for sale	41,711	28,065
Loans receivable (net of allowance for loan losses of $8,258 and $9,155, respectively)	1,087,147	955,817
Premises and equipment, net	71,715	57,040
Other real estate owned, net	9,169	10,174
Accrued interest receivable	6,340	5,497
Goodwill	5,011	5,011
Intangible asset	-	61
Other assets	25,266	24,108
Total Assets	$2,141,563	$1,923,931

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$398,794	$324,912
Demand – interest bearing	745,878	605,950
Money market and savings	619,265	635,644
Time deposits	121,468	111,164
Total Deposits	1,885,405	1,677,670
Accrued interest payable	577	444
Other liabilities	8,716	8,883
Subordinated debt	21,663	21,881
Total Liabilities	1,916,361	1,708,878

Shareholders' Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 57,507,484 as of September 30, 2017 and 57,283,712 as of December 31, 2016; shares outstanding 56,978,639 as of September 30, 2017 and 56,754,867 as of December 31, 2016	575	573
Additional paid in capital	255,752	253,570
Accumulated deficit	(21,721)	(27,888)
Treasury stock at cost (503,408 shares as of September 30, 2017 and December 31, 2016)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of September 30, 2017 and December 31, 2016)	(183)	(183)
Accumulated other comprehensive loss	(5,496)	(7,294)
Total Shareholders' Equity	225,202	215,053
Total Liabilities and Shareholders' Equity	$2,141,563	$1,923,931

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2017 and 2016
(Dollars in thousands, except per share data)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on taxable loans	$12,717	$10,446	$35,727	$30,259
Interest and fees on tax-exempt loans	272	261	791	702
Interest and dividends on taxable investment securities	4,653	2,591	14,163	7,805
Interest and dividends on tax-exempt investment securities	99	173	447	526
Interest on federal funds sold and other interest-earning assets	181	149	312	299
Total interest income	17,922	13,620	51,440	39,591
Interest expense:
Demand- interest bearing	772	553	2,075	1,471
Money market and savings	788	677	2,218	1,923
Time deposits	312	301	903	625
Other borrowings	338	303	1,046	898
Total interest expense	2,210	1,834	6,242	4,917
Net interest income	15,712	11,786	45,198	34,674
Provision for loan losses	-	607	500	1,557
Net interest income after provision for loan losses	15,712	11,179	44,698	33,117
Non-interest income:
Loan and servicing fees	677	328	1,330	1,128
Mortgage banking income	3,159	2,405	8,551	2,405
Gain on sales of SBA loans	831	1,630	2,315	4,212
Service fees on deposit accounts	1,067	686	2,820	1,910
Gain (loss) on sale of investment securities	-	2	(61)	656
Net securities impairment recognized in earnings	-	(2)	-	(7)
Other non-interest income	44	93	130	281
Total non-interest income	5,778	5,142	15,085	10,585
Non-interest expenses:
Salaries and employee benefits	9,829	7,731	27,800	20,334
Occupancy	1,772	1,535	5,239	4,387
Depreciation and amortization	1,292	1,051	3,588	2,816
Legal	156	158	535	312
Other real estate owned	746	702	1,704	1,610
Advertising	394	218	861	537
Data processing	785	669	2,335	1,711
Insurance	277	262	750	656
Professional fees	454	352	1,389	1,167
Regulatory assessments and costs	355	296	1,008	1,011
Taxes, other	242	243	716	495
Other operating expenses	2,863	1,796	7,729	5,287
Total non-interest expense	19,165	15,013	53,654	40,323
Income before benefit for income taxes	2,325	1,308	6,129	3,379
Provision (benefit) for income taxes	4	(32)	(38)	(69)
Net income	$2,321	$1,340	$6,167	$3,448
Net income per share:
Basic	$0.04	$0.04	$0.11	$0.09
Diluted	$0.04	$0.03	$0.11	$0.09

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2017 and 2016
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$2,321	$1,340	$6,167	$3,448

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities (pre-tax $(7), $(1,082), $2,615, and $3,386, respectively)	(5)	(693)	1,676	2,170
Reclassification adjustment for securities losses/(gains) (pre-tax $-, $(2), $61, and $(656), respectively)	-	(1)	39	(420)
Reclassification adjustment for impairment charge (pre-tax $-, $2, $-, and $7, respectively)	-	1	-	4
Net unrealized gains (losses) on securities	(5)	(693)	1,715	1,754
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity:
Amortization of net unrealized holding losses to income during the period (pre-tax $44, $38, $129, and $133, respectively)	28	24	83	85

Total other comprehensive income (loss)	23	(669)	1,798	1,839

Total comprehensive income	$2,344	$671	$7,965	$5,287

 (See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and 2016
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$6,167	$3,448
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	500	1,557
Write down of other real estate owned	777	521
Depreciation and amortization	3,588	2,816
Stock based compensation	1,329	562
Loss (gain) on sale of investment securities	61	(656)
Impairment charges on investment securities	-	7
Amortization of premiums on investment securities	1,788	1,172
Accretion of discounts on retained SBA loans	(859)	(1,057)
Fair value adjustments on SBA servicing assets	711	894
Proceeds from sales of SBA loans originated for sale	28,564	48,031
SBA loans originated for sale	(22,395)	(43,016)
Gains on sales of SBA loans originated for sale	(2,315)	(4,212)
Proceeds from sales of mortgage loans originated for sale	263,689	79,029
Mortgage loans originated for sale	(274,133)	(82,240)
Gains on sales of mortgage loans originated for sale	(7,056)	(2,783)
Amortization of intangible assets	61	17
Amortization of debt issuance costs	22	22
Increase in accrued interest receivable and other assets	(3,720)	(726)
Decrease in accrued interest payable and other liabilities	(34)	(396)
Net cash (used in) provided by operating activities	(3,255)	2,990

Cash flows from investing activities
Purchase of investment securities available for sale	(53,052)	(117,812)
Purchase of investment securities held to maturity	(21,958)	(69,792)
Proceeds from the sale of securities available for sale	21,167	78,582
Proceeds from the paydowns, maturity, or call of securities available for sale	25,665	26,295
Proceeds from the paydowns, maturity, or call of securities held to maturity	36,629	21,106
Net (purchase) redemption of restricted stock	(312)	1,693
Net increase in loans	(131,100)	(70,006)
Net proceeds from sale of other real estate owned	357	1,387
Net cash paid in acquisition	-	(5,913)
Premises and equipment expenditures	(18,263)	(12,122)
Net cash used in investing activities	(140,867)	(146,582)

Cash flows from financing activities
Net proceeds from exercise of stock options	615	226
Net increase in demand, money market and savings deposits	197,431	291,385
Net increase in time deposits	10,304	41,549
Decrease in short-term borrowings	-	(66,666)
Net cash provided by financing activities	208,350	266,494

Net increase in cash and cash equivalents	64,228	122,902
Cash and cash equivalents, beginning of year	34,554	27,139
Cash and cash equivalents, end of period	$98,782	$150,041

Supplemental disclosures
Interest paid	$6,109	$5,011
Income taxes paid	$75	$90
Non-cash transfers from loans to other real estate owned	$129	$616
Conversion of subordinated debt to common stock	$240	-

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2017 and 2016
(Dollars in thousands)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

Balance January 1, 2017	$573	$253,570	$(27,888)	$(3,725)	$(183)	$(7,294)	$215,053

Net income			6,167				6,167
Other comprehensive income, net of tax						1,798	1,798
Stock based compensation		1,329					1,329
Conversion of subordinated debt to common stock (36,922 shares)		240					240
Options exercised (186,850 shares)	2	613					615

Balance September 30, 2017	$575	$255,752	$(21,721)	$(3,725)	$(183)	$(5,496)	$225,202

Balance January 1, 2016	$384	$152,897	$(32,833)	$(3,725)	$(183)	$(3,165)	$113,375

Net income			3,448				3,448
Other comprehensive income, net of tax						1,839	1,839
Stock based compensation		764					764
Options exercised (80,375 shares)		226					226

Balance September 30, 2016	$384	$153,887	$(29,385)	$(3,725)	$(183)	$(1,326)	$119,652

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission ("SEC") Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan ("the 2005 Plan"), under which the Company granted options, restricted stock or stock appreciation rights to the Company's employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company's 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of September 30, 2017, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company's stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company's shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the "2014 Plan"), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company's employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At September 30, 2017, the maximum number of common shares issuable under the 2014 Plan was 5.9 million shares. During the nine months ended September 30, 2017, 906,500 options were granted under the 2014 Plan with a fair value of $3,188,984.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2017 and 2016 are as follows:

	2017	2016
Dividend yield(1)	0.0%	0.0%
Expected volatility(2)	45.46% to 50.09%	46.38% to 52.54%
Risk-free interest rate(3)	1.89% to 2.26%	1.23% to 1.82%
Expected life(4)	5.5 to 7.0 years	5.5 to 7.0 years
Assumed forfeiture rate	6.0%	10.0%

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

During the nine months ended September 30, 2017 and 2016, 526,624 options and 487,550 options vested, respectively.  Expense is recognized ratably over the period required to vest.  At September 30, 2017, the intrinsic value of the 3,038,450 options outstanding was $12,954,271, while the intrinsic value of the 1,379,848 exercisable (vested) options was $7,764,313. During the nine months ended September 30, 2017, 186,850 options were exercised with cash received of $615,226 and 14,100 options were forfeited with a weighted average grant date fair value of $53,246.  During the nine months ended September 30, 2016, 80,375 options were exercised with cash received of $226,271 and 38,550 options were forfeited with a weighted average grant date fair value of $55,920.

Information regarding stock based compensation for the nine months ended September 30, 2017 and 2016 is set forth below:

	September 30, 2017	September 30, 2016
Stock based compensation expense recognized	$1,329,000	$764,000
Number of unvested stock options	1,658,602	1,316,476
Fair value of unvested stock options	$4,553,854	$2,608,986
Amount remaining to be recognized as expense	$2,966,049	$1,284,071

The remaining amount of $2,966,049 will be recognized as expense through July 2021.

Earnings per Share

Earnings per share ("EPS") consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of dilutive stock options granted through the Company's stock option plans and convertible securities related to the trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to net income. For the three and nine months ended September 30, 2017 and 2016, the effect of CSEs (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculations.

The calculation of EPS for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (basic and diluted)	$2,321	$1,340	$6,167	$3,448

Weighted average shares outstanding	56,974	37,916	56,915	37,879
Net income per share – basic	$0.04	$0.04	$0.11	$0.09
Weighted average shares outstanding (including dilutive CSEs)	58,314	38,375	58,213	38,355
Net income per share – diluted	$0.04	$0.03	$0.11	$0.09

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Anti-dilutive securities

Share based compensation awards	1,698	2,022	1,740	2,005

Convertible securities	1,625	1,662	1,625	1,662

Total anti-dilutive securities	3,323	3,684	3,365	3,667

Recent Accounting Pronouncements

ASU 2014-09

       In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40)."  ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue.  The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with The Company (Topic 606): Deferral of the Effective Date. The guidance in this ASU is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company's revenue is comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes interest income as well as many other revenues for financial assets and liabilities including revenue derived from loans, investment securities, and derivatives. Accordingly, the majority of our revenues will not be affected. The Company is currently assessing our revenue contracts related to revenue streams that are within the scope of the standard including loan fees, service fees on deposit accounts, and other categories of non-interest income. We are continuing to evaluate specific contracts, but have not identified material changes to the timing or amount of revenue recognition. We are also continuing to evaluate changes in our disclosures associated with our revenues.  We expect to adopt the standard using the modified retrospective approach in the first quarter of 2018.

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

Note 5:  Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at September 30, 2017 and December 31, 2016 is as follows:

	At September 30, 2017
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$244,170	$73	$(4,239)	$240,004
Agency mortgage-backed securities	43,906	3	(1,107)	42,802
Municipal securities	15,600	130	(71)	15,659
Corporate bonds	66,659	97	(2,427)	64,329
Asset-backed securities	13,858	1	(4)	13,855
Trust preferred securities	1,545	-	(437)	1,108
Total securities available for sale	$385,738	$304	$(8,285)	$377,757

U.S. Government agencies	$104,446	$105	$(1,710)	$102,841
Collateralized mortgage obligations	179,928	512	(2,413)	178,027
Agency mortgage-backed securities	131,613	22	(2,246)	129,389
Other securities	1,000	-	-	1,000
Total securities held to maturity	$416,987	$639	$(6,369)	$411,257

	At December 31, 2016
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$230,252	$145	$(5,632)	$224,765
Agency mortgage-backed securities	37,973	32	(1,295)	36,710
Municipal securities	26,825	151	(429)	26,547
Corporate bonds	66,718	8	(1,978)	64,748
Asset-backed securities	15,565	-	(416)	15,149
Trust preferred securities	3,063	-	(1,243)	1,820
Total securities available for sale	$380,396	$336	$(10,993)	$369,739

U.S. Government agencies	$98,538	$8	$(2,238)	$96,308
Collateralized mortgage obligations	202,990	793	(2,553)	201,230
Agency mortgage-backed securities	129,951	1	(3,327)	126,625
Other securities	1,020	-	-	1,020
Total securities held to maturity	$432,499	$802	$(8,118)	$425,183

The following table presents investment securities by stated maturity at September 30, 2017. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these securities are classified separately with no specific maturity date.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$1,154	$1,160	$1,000	$1,000
After 1 year to 5 years	10,603	10,675	6,038	6,046
After 5 years to 10 years	60,860	59,395	98,408	96,795
After 10 years	25,045	23,721	-	-
Collateralized mortgage obligations	244,170	240,004	179,928	178,027
Agency mortgage-backed securities	43,906	42,802	131,613	129,389
Total	$385,738	$377,757	$416,987	$411,257

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

      The Company's investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities.  There were no private label mortgage-backed securities ("MBS") or collateralized mortgage obligations ("CMO") held in the investment securities portfolio as of September 30, 2017 and December 31, 2016.  There were also no MBS or CMO securities that were rated "Alt-A" or "sub-prime" as of those dates.

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

       No impairment charges (credit losses) were incurred on trust preferred securities during the three and nine month periods ended September 30, 2017. Impairment charges on trust preferred securities for the three month period ended September 30, 2016 amounted to $2,000. Impairment charges on trust preferred securities for the nine month period ended September 30, 2016 amounted to $7,000.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at September 30, 2017 and 2016 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2017	2016

Beginning Balance, January 1st	$937	$930
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	-	7
Reductions for securities sold during the period	(483)	-
Ending Balance, September 30th	$454	$937

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position in the available for sale and held to maturity section:

	At September 30, 2017
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$106,932	$1,875	$85,469	$2,364	$192,401	$4,239
Agency mortgage-backed securities	37,066	994	5,064	113	42,130	1,107
Municipal securities	4,278	24	2,591	47	6,869	71
Corporate bonds	19,638	362	32,935	2,065	52,573	2,427
Asset backed securities	-	-	6,006	4	6,006	4
Trust preferred securities	-	-	1,108	437	1,108	437
Total Available for Sale	$167,914	$3,255	$133,173	$5,030	$301,087	$8,285

	At September 30, 2017
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$76,631	$1,267	$14,157	$443	$90,788	$1,710
Collateralized mortgage obligations	89,374	1,470	49,751	943	139,125	2,413
Agency mortgage-backed securities	79,935	1,691	17,499	555	97,434	2,246
Total Held to Maturity	$245,940	$4,428	$81,407	$1,941	$327,347	$6,369

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$192,308	$5,380	$7,579	$252	$199,887	$5,632
Agency mortgage-backed securities	29,916	1,260	3,199	35	33,115	1,295
Municipal securities	15,414	429	-	-	15,414	429
Corporate bonds	32,257	1,708	10,726	270	42,983	1,978
Asset backed securities	-	-	15,149	416	15,149	416
Trust preferred securities	-	-	1,820	1,243	1,820	1,243
Total Available for Sale	$269,895	$8,777	$38,473	$2,216	$308,368	$10,993

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$67,725	$2,198	$3,586	$40	$71,311	$2,238
Collateralized mortgage obligations	108,974	2,469	8,572	84	117,546	2,553
Agency mortgage-backed securities	97,725	3,327	-	-	97,725	3,327
Total Held to Maturity	$274,424	$7,994	$12,158	$124	$286,582	$8,118

Unrealized losses on securities in the investment portfolio amounted to $14.7 million with a total fair value of $628.4 million as of September 30, 2017 compared to unrealized losses of $19.1 million with a total fair value of $595.0 million as of December 31, 2016.  The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

       The Company held nine U.S. Government agency securities, fifty-seven collateralized mortgage obligations and twenty-one agency mortgage-backed securities that were in an unrealized loss position at September 30, 2017. Principal and interest payments of the underlying collateral for each of these securities carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of September 30, 2017.

All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody's or Standard & Poor's. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At September 30, 2017, there were ten municipal securities that were in an unrealized loss position. Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of credit deterioration.

At September 30, 2017, the investment portfolio included one asset-backed security that was in an unrealized loss position. The asset-backed securities held in the investment securities portfolio consist solely of Sallie Mae bonds, collateralized by student loans which are guaranteed by the U.S. Department of Education. Management believes the unrealized loss on this security was driven by changes in market interest rates and not a result of credit deterioration.  At September 30, 2017, the investment portfolio included six corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration.

The unrealized losses on the trust preferred securities are primarily the result of the secondary market for such securities becoming inactive and are also considered temporary at this time. The following table provides additional detail about the trust preferred securities held in the portfolio as of September 30, 2017.

(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2018 and beyond	Cumulative OTTI Life to Date
TPREF Funding II	Class B Notes	$725	$489	$(236)	C	19	29%	0.42%	$274
ALESCO Preferred Funding V	Class C1 Notes	820	619	(201)	C	39	14	0.49	180
Total		$1,545	$1,108	$(437)		58	21%		$454

There were no proceeds from the sale of investment securities during the three months ended September 30, 2017. Proceeds from the sale of investment securities during the nine months ended September 30, 2017 was $21.2 million. Gross gains of $487,000 were realized on these sales which were offset by gross losses of $548,000. The tax provision applicable to the net losses for the nine months ended September 30, 2017 was $22,000.

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

Note 6:  Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company's gross loans by major categories as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	September 30, 2017	December 31, 2016

Commercial real estate	$415,532	$378,519
Construction and land development	93,657	61,453
Commercial and industrial	163,085	174,744
Owner occupied real estate	297,880	276,986
Consumer and other	71,888	63,660
Residential mortgage	53,384	9,682
Total loans receivable	1,095,426	965,044
Deferred fees	(21)	(72)
Allowance for loan losses	(8,258)	(9,155)
Net loans receivable	$1,087,147	$955,817

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

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three and nine months ended September 30, 2017 and 2016:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended September 30, 2017
Allowance for loan losses:

Beginning balance:	$3,171	$580	$2,496	$1,598	$544	$238	$827	$9,454
Charge-offs	-	-	(1,195)	(49)	(4)	-	-	(1,248)
Recoveries	47	-	5	-	-	-	-	52
Provisions (credits)	381	69	(85)	87	11	85	(548)	-
Ending balance	$3,599	$649	$1,221	$1,636	$551	$323	$279	$8,258

Three months ended September 30, 2016
Allowance for loan losses:

Beginning balance:	$3,293	$365	$3,136	$1,366	$324	$11	$266	$8,761
Charge-offs	-	(3)	-	-	-	-	-	(3)
Recoveries	-	-	88	-	-	-	-	88
Provisions (credits)	9	137	(79)	251	16	31	242	607
Ending balance	$3,302	$499	$3,145	$1,617	$340	$42	$508	$9,453

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Nine months ended September 30, 2017
Allowance for loan losses:

Beginning balance:	$3,254	$557	$2,884	$1,382	$588	$58	$432	$9,155
Charge-offs	-	-	(1,347)	(157)	(12)	-	-	(1,516)
Recoveries	54	-	64	-	1	-	-	119
Provisions (credits)	291	92	(380)	411	(26)	265	(153)	500
Ending balance	$3,599	$649	$1,221	$1,636	$551	$323	$279	$8,258

Nine months ended September 30, 2016
Allowance for loan losses:

Beginning Balance:	$2,393	$338	$2,932	$2,030	$295	$14	$701	$8,703
Charge-offs	-	(3)	(18)	(954)	-	-	-	(975)
Recoveries	6	-	162	-	-	-	-	168
Provisions (credits)	903	164	69	541	45	28	(193)	1,557
Ending balance	$3,302	$499	$3,145	$1,617	$340	$42	$508	$9,453

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

September 30, 2017
Allowance for loan losses:
Individually evaluated for impairment	$1,834	$-	$337	$190	$218	$-	$-	$2,579
Collectively evaluated for impairment	1,765	649	884	1,446	333	323	279	5,679
Total allowance for loan losses	$3,599	$649	$1,221	$1,636	$551	$323	$279	$8,258

Loans receivable:
Loans evaluated individually	$13,393	$-	$3,852	$3,490	$1,267	$-	$-	$22,002
Loans evaluated collectively	402,139	93,657	159,233	294,390	70,621	53,384	-	1,073,424
Total loans receivable	$415,532	$93,657	$163,085	$297,880	$71,888	$53,384	$-	$1,095,426

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$1,277	$-	$1,624	$274	$293	$-	$-	$3,468
Collectively evaluated for impairment	1,977	557	1,260	1,108	295	58	432	5,687
Total allowance for loan losses	$3,254	$557	$2,884	$1,382	$588	$58	$432	$9,155

Loans receivable:
Loans evaluated individually	$19,245	$-	$5,180	$2,325	$1,290	$130	$-	$28,170
Loans evaluated collectively	359,274	61,453	169,564	274,661	62,370	9,552	-	936,874
Total loans receivable	$378,519	$61,453	$174,744	$276,986	$63,660	$9,682	$-	$965,044

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans.  The following table summarizes information with regard to impaired loans by loan portfolio class as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$7,003	$7,007	$-	$12,347	$12,348	$-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,490	6,403	-	1,955	3,111	-
Owner occupied real estate	2,471	2,633	-	621	733	-
Consumer and other	920	1,236	-	687	976	-
Residential mortgage	-	-	-	130	130	-
Total	$12,884	$17,279	$-	$15,740	$17,298	$-

With an allowance recorded:
Commercial real estate	$6,389	$6,403	$1,834	$6,898	$6,912	$1,277
Construction and land development	-	-	-	-	-	-
Commercial and industrial	1,363	1,380	337	3,225	5,892	1,624
Owner occupied real estate	1,019	1,019	190	1,704	1,704	274
Consumer and other	347	377	218	603	627	293
Residential mortgage	-	-	-	-	-	-
Total	$9,118	$9,179	$2,579	$12,430	$15,135	$3,468

Total:
Commercial real estate	$13,393	$13,410	$1,834	$19,245	$19,260	$1,277
Construction and land development	-	-	-	-	-	-
Commercial and industrial	3,852	7,783	337	5,180	9,003	1,624
Owner occupied real estate	3,490	3,652	190	2,325	2,437	274
Consumer and other	1,267	1,613	218	1,290	1,603	293
Residential mortgage	-	-	-	130	130	-
Total	$22,002	$26,458	$2,579	$28,170	$32,433	$3,468

The following table presents additional information regarding the Company's impaired loans for the three months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,
	2017		2016
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$7,024	$106	$12,188	$65
Construction and land development	-	-	22	-
Commercial and industrial	2,366	8	1,611	9
Owner occupied real estate	2,313	17	665	3
Consumer and other	923	9	1,027	5
Residential mortgage	-	-	-	-
Total	$12,626	$140	$15,513	$82

With an allowance recorded:
Commercial real estate	$6,391	$4	$6,058	$19
Construction and land development	-	-	43	-
Commercial and industrial	2,118	16	3,607	18
Owner occupied real estate	1,100	8	1,977	9
Consumer and other	346	2	278	2
Residential mortgage	-	-	-	-
Total	$9,955	$30	$11,963	$48

Total:
Commercial real estate	$13,415	$110	$18,246	$84
Construction and land development	-	-	65	-
Commercial and industrial	4,484	24	5,218	27
Owner occupied real estate	3,413	25	2,642	12
Consumer and other	1,269	11	1,305	7
Residential mortgage	-	-	-	-
Total	$22,581	$170	$27,476	$130

The following table presents additional information regarding the Company's impaired loans for the nine months ended September 30, 2017 and September 30, 2016:

	Nine Months Ended September 30,
	2017		2016
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$9,657	$271	$11,954	$197
Construction and land development	-	-	72	-
Commercial and industrial	2,149	26	1,797	30
Owner occupied real estate	1,719	46	647	6
Consumer and other	837	17	901	11
Residential mortgage	33	1	-	-
Total	$14,395	$361	$15,371	$244

With an allowance recorded:
Commercial real estate	$6,575	$13	$3,844	$43
Construction and land development	-	-	15	-
Commercial and industrial	2,710	50	3,389	56
Owner occupied real estate	1,437	22	2,205	23
Consumer and other	438	8	252	7
Residential mortgage	-	-	-	-
Total	$11,160	$93	$9,705	$129

Total:
Commercial real estate	$16,232	$284	$15,798	$240
Construction and land development	-	-	87	-
Commercial and industrial	4,859	76	5,186	86
Owner occupied real estate	3,156	68	2,852	29
Consumer and other	1,275	25	1,153	18
Residential mortgage	33	1	-	-
Total	$25,555	$454	$25,076	$373

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At September 30, 2017
Commercial real estate	$129	$-	$8,975	$9,104	$406,428	$415,532	$2,538
Construction and land development	-	-	-	-	93,657	93,657	-
Commercial and industrial	767	-	2,100	2,867	160,218	163,085	-
Owner occupied real estate	451	-	1,816	2,267	295,613	297,880	192
Consumer and other	149	35	859	1,043	70,845	71,888	-
Residential mortgage	-	-	-	-	53,384	53,384	-
Total	$1,496	$35	$13,750	$15,281	$1,080,145	$1,095,426	$2,730

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2016
Commercial real estate	$-	$9	$13,089	$13,098	$365,421	$378,519	$-
Construction and land development	-	-	-	-	61,453	61,453	-
Commercial and industrial	568	-	3,151	3,719	171,025	174,744	-
Owner occupied real estate	468	-	1,718	2,186	274,800	276,986	172
Consumer and other	24	22	808	854	62,806	63,660	-
Residential mortgage	-	-	130	130	9,552	9,682	130
Total	$1,060	$31	$18,896	$19,987	$945,057	$965,044	$302

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At September 30, 2017:
Commercial real estate	$407,787	$838	$6,907	$-	$415,532
Construction and land development	93,657	-	-	-	93,657
Commercial and industrial	158,304	929	3,572	280	163,085
Owner occupied real estate	294,390	-	3,490	-	297,880
Consumer and other	70,621	-	1,267	-	71,888
Residential mortgage	53,257	127	-	-	53,384
Total	$1,078,016	$1,894	$15,236	$280	$1,095,426

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2016:
Commercial real estate	$364,066	$877	$13,576	$-	$378,519
Construction and land development	61,453	-	-	-	61,453
Commercial and industrial	168,958	606	3,751	1,429	174,744
Owner occupied real estate	274,150	511	2,325	-	276,986
Consumer and other	62,370	-	1,290	-	63,660
Residential mortgage	9,552	-	130	-	9,682
Total	$940,549	$1,994	$21,072	$1,429	$965,044

The following table shows non-accrual loans by class as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	September 30, 2017	December 31, 2016
Commercial real estate	$6,437	$13,089
Construction and land development	-	-
Commercial and industrial	2,100	3,151
Owner occupied real estate	1,624	1,546
Consumer and other	859	808
Residential mortgage	-	-
Total	$11,020	$18,594

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $127,000 and $372,000 for the three and nine months ended September 30, 2017, respectively, and $271,000 and $784,000 for the nine months ended September 30, 2016, respectively.

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

The following table summarizes the balance of outstanding TDRs September 30, 2017 and December 31, 2016:

(dollars in thousands)	Number of Loans	Accrual Status	Non-Accrual Status	Total TDRs
September 30, 2017
Commercial real estate	1	$6,486	$-	$6,486
Construction and land development	-	-	-	-
Commercial and industrial	2	1,184	349	1,533
Owner occupied real estate	1	243	-	243
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	4	$7,913	$349	$8,262

December 31, 2016
Commercial real estate	1	$5,669	$-	$5,669
Construction and land development	-	-	-	-
Commercial and industrial	2	228	349	577
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	3	$5,897	$349	$6,246

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

The Company made no loan modifications during the three months ended September 30, 2017.

The Company modified one commercial and industrial loan during the nine months ended September 30, 2017. In accordance with the modified terms of the commercial and industrial loan, the principal balance of $975,000 was converted from a line of credit to a term loan with a five year maturity. This commercial and industrial loan has been and continues to be an accruing loan.

The Company modified one owner occupied real estate loan during the nine months ended September 30, 2017. In accordance with the modified terms of the owner occupied loan of $245,000, certain concessions have been granted, including a reduction in the interest rate and an extension of the maturity date of the loan. The owner occupied loan has been and continues to be an accruing loan.

The Company modified one commercial real estate loan in the amount of $6.5 million during the nine months ended September 30, 2017 that met the criteria of a TDR. This loan was transferred to non-accrual status during the second quarter of 2015 as a result of delinquency caused by tenant vacancies. The Company restructured the loan based on new leases obtained by the borrower. In accordance with the modified terms of the loan, certain concessions have been granted, including an increase in the principal balance of $421,000 and a reduction in the interest rate. Due to a performance period of six months, the loan was returned to accrual status in the third quarter of 2017.

There were no loan modifications made during the three and nine months ended September 30, 2016 that met the criteria of a TDR.

There were no residential mortgages in the process of foreclosure as of September 30, 2017 and December 31, 2016. Other real estate owned relating to residential real estate was $42,000 and $126,000 at September 30, 2017 and December 31, 2016.

After a loan is determined to be a TDR, the Company continues to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the three and nine months ended September 30, 2017. There were no TDRs that subsequently defaulted during the year ended December 31, 2016.

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

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 and December 31, 2016 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

September 30, 2017
Assets:

Collateralized mortgage obligations	$240,004	$-	$240,004	$-
Agency mortgage-backed securities	42,802	-	42,802	-
Municipal securities	15,659	-	15,659	-
Corporate bonds	64,329	-	61,304	3,025
Asset-backed securities	13,855	-	13,855	-
Trust Preferred Securities	1,108	-	-	1,108
Securities Available for Sale	$377,757	$-	$373,624	$4,133

Mortgage Loans Held for Sale	$41,411	$-	$41,411	$-
SBA Servicing Assets	5,387	-	-	5,387
Interest Rate Lock Commitments	635	-	635	-
Best Efforts Forward Loan Sales Commitments	13	-	13	-
Mandatory Forward Loan Sales Commitments	51	-	51	-

Liabilities:

Interest Rate Lock Commitments	1	-	1	-
Best Efforts Forward Loan Sales Commitments	125	-	125	-
Mandatory Forward Loan Sales Commitments	137	-	137	-

December 31, 2016
Assets:

Collateralized mortgage obligations	$224,765	$-	$224,765	$-
Agency mortgage-backed securities	36,710	-	36,710	-
Municipal securities	26,547	-	26,547	-
Corporate bonds	64,748	-	61,777	2,971
Asset-backed securities	15,149	-	15,149	-
Trust Preferred Securities	1,820	-	-	1,820
Securities Available for Sale	$369,739	$-	$364,948	$4,791

Mortgage Loans Held for Sale	$23,911	$-	$23,911	$-
SBA Servicing Assets	5,352	-	-	5,352
Interest Rate Lock Commitments	439	-	439	-
Best Efforts Forward Loan Sales Commitments	103	-	103	-
Mandatory Forward Loan Sales Commitments	229	-	229	-

Liabilities:

Interest Rate Lock Commitments	55	-	55	-
Best Efforts Forward Loan Sales Commitments	125	-	125	-
Mandatory Forward Loan Sales Commitments	38	-	38	-

The following table presents an analysis of the activity in the SBA servicing assets for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Beginning balance	$5,194	$5,118	$5,352	$4,886
Additions	268	503	746	1,305
Fair value adjustments	(75)	(324)	(711)	(894)
Ending balance	$5,387	$5,297	$5,387	$5,297

Fair value adjustments are recorded as loan advisory and servicing fees on the statement of income.  Servicing fee income, not including fair value adjustments, totaled $468,000 and $458,000 for the three months ended September 30, 2017 and 2016, respectively. Servicing fee income, not including fair value adjustments, totaled $1.4 million and $1.3 million for the nine months ended September 30, 2017 and 2016, respectively.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, July 1st	$968	$3,079	$1,755	$2,870
Unrealized gains (losses)	140	(54)	(62)	63
Paydowns	-	-	-	-
Proceeds from sales	-	-	-	-
Realized losses	-	-	-	-
Impairment charges on Level 3	-	-	(2)	-
Balance, September 30th	$1,108	$3,025	$1,691	$2,933

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1st	$1,820	$2,971	$1,883	$2,834
Unrealized gains (losses)	806	54	(185)	99
Paydowns	-	-	-	-
Proceeds from sales	(970)	-	-	-
Realized losses	(548)	-	-	-
Impairment charges on Level 3	-	-	(7)	-
Balance, September 30th	$1,108	$3,025	$1,691	$2,933

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 and December 31, 2016 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
September 30, 2017:
Impaired loans	$7,161	$-	$-	$7,161
Other real estate owned	7,468	-	-	7,468

December 31, 2016:
Impaired loans	$9,110	$-	$-	$9,110
Other real estate owned	8,563	-	-	8,563

The table below presents additional quantitative information about level 3 assets measured at fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2017
Corporate bonds	$3,025	Discounted Cash Flows	Discount Rate	(5.57%)

Trust preferred securities	$1,108	Discounted Cash Flows	Discount Rate	7.62% - 7.85% (7.71%)

SBA servicing assets	$5,387	Discounted Cash Flows	Conditional Prepayment Rate	(6.70%)
			Discount Rate	(10.25%)

Impaired loans	$7,161	Appraised Value of Collateral (1)	Liquidation expenses (2)	10% - 28% (14%) (3)

Other real estate owned	$7,468	Appraised Value of Collateral (1)	Liquidation expenses (2)	14% - 22% (15%) (3)
		Sales Price	Liquidation expenses (2)	7% - 13% (13%) (3)

December 31, 2016
Corporate bonds	$2,971	Discounted Cash Flows	Discount Rate	(4.68%)

Trust preferred securities	$1,820	Discounted Cash Flows	Discount Rate	8.85% - 9.35% (9.08%)

SBA servicing assets	$5,352	Discounted Cash Flows	Conditional Prepayment Rate	(6.12%)
			Discount Rate	(10.00%)

Impaired loans	$9,110	Appraised Value of Collateral (1)	Liquidation expenses (2)	7% - 20% (11%) (3)
		Sales Price	Liquidation expenses (2)	(7%) (3)

Other real estate owned	$8,563	Appraised Value of Collateral (1)	Liquidation expenses (2)	5% - 76% (17%) (3)
		Sales Price	Liquidation expenses (2)	7% - 8% (7%) (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of certain assets and liabilities of the Company at September 30, 2017 and December 31, 2016.

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

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of September 30, 2017 and December 31, 2016. Financial information on the issuers was also obtained from Bloomberg, the FDIC, and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages.

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

SBA Loans Held For Sale (Carried at Lower of Cost or Fair Value)

The fair values of SBA loans held for sale is determined, when possible, using quoted secondary-market prices and are classified within Level 3 of the fair value hierarchy.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the three months ended September 30, 2017 and the year ended December 31, 2016.

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. In 2016, Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect their economic value. All mortgage loans held for sale originated subsequent to the election date are carried at fair value. All loans held for sale originated prior to the election date were sold prior to December 31, 2016. Interest income on loans held for sale, totaled $277,000 and $577,000 for the three and nine months ended September 30, 2017 , respectively, and $89,000 for the three and nine months ended September 30, 2016, are included in interest and fees in the statements of income.

The following table reflects the difference between the carrying amount of mortgage held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of September 30, 2017 and December 31, 2016 (dollars in thousands):

Mortgage loans held for sale	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance

September 30, 2017	$41,411	$40,212	$1,199

December 31, 2016	$23,911	$23,428	$483

Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at September 30, 2017 and December 31, 2016.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At September 30, 2017 and December 31, 2016, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.  At September 30, 2017 and December 31, 2016, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	September 30, 2017	December 31, 2016

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$5,387	$5,352

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	2%	0%
Adjustable-rate SBA loans	98%	100%
Total	100%	100%

Weighted Average Remaining Term	20.6 years	21.1 years

Prepayment Speed	6.70%	6.12%
Effect on fair value of a 10% increase	$(167)	$(161)
Effect on fair value of a 20% increase	(327)	(316)

Weighted Average Discount Rate	10.25%	10.00%
Effect on fair value of a 10% increase	$(225)	$(226)
Effect on fair value of a 20% increase	(433)	(435)

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

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits. Deposit liabilities are classified within Level 2 of the fair value hierarchy.

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

The estimated fair values of the Company's financial instruments were as follows at September 30, 2017.

	Fair Value Measurements at September 30, 2017
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$98,782	$98,782	$98,782	$-	$-
Investment securities available for sale	377,757	377,757	-	373,624	4,133
Investment securities held to maturity	416,987	411,257	-	411,257	-
Restricted stock	1,678	1,678	-	1,678	-
Loans held for sale	41,711	41,711	-	41,411	300
Loans receivable, net	1,087,147	1,056,761	-	-	1,056,761
SBA servicing assets	5,387	5,387	-	-	5,387
Accrued interest receivable	6,340	6,340	-	6,340	-
Interest rate lock commitments	635	635	-	635	-
Best efforts forward loan sales commitments	13	13	-	13	-
Mandatory forward loan sales commitments	51	51	-	51	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,763,937	$1,763,937	$-	$1,763,937	$-
Time	121,468	120,968	-	120,968	-
Subordinated debt	21,663	18,191	-	-	18,191
Accrued interest payable	577	577	-	577	-
Interest rate lock commitments	1	1	-	1	-
Best efforts forward loan sales commitments	125	125	-	125	-
Mandatory forward loan sales commitments	137	137	-	137	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

The estimated fair values of the Company's financial instruments were as follows at December 31, 2016:

	Fair Value Measurements at December 31, 2016
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$34,554	$34,554	$34,554	$-	$-
Investment securities available for sale	369,739	369,739	-	364,948	4,791
Investment securities held to maturity	432,499	425,183	-	425,183	-
Restricted stock	1,366	1,366	-	1,366	-
Loans held for sale	28,065	28,267	-	23,911	4,356
Loans receivable, net	955,817	937,944	-	-	937,944
SBA servicing assets	5,352	5,352	-	-	5,352
Accrued interest receivable	5,497	5,497	-	5,497	-
Interest rate lock commitments	439	439	-	439	-
Best efforts forward loan sales commitments	103	103	-	103	-
Mandatory forward loan sales commitments	229	229	-	229	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,566,506	$1,566,506	$-	$1,566,506	$-
Time	111,164	110,988	-	110,988	-
Subordinated debt	21,881	16,286	-	-	16,286
Accrued interest payable	444	444	-	444	-
Interest rate lock commitments	55	55	-	55	-
Best efforts forward loan sales commitments	125	125	-	125	-
Mandatory forward loan sales commitments	38	38	-	38	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

Note 8: Changes in Accumulated Other Comprehensive Loss By Component (1)

The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2017 and 2016, and the year ended December 31, 2016.

	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2017	$(6,831)	$(463)	$(7,294)
Unrealized gain on securities	1,676	-	1,676
Amounts reclassified from accumulated other comprehensive income to net income (2)	39	83	122
Net current-period other comprehensive income	1,715	83	1,798
Balance September 30, 2017	$(5,116)	$(380)	$(5,496)

Balance January 1, 2016	$(2,562)	$(603)	$(3,165)
Unrealized loss on securities	2,170	-	2,170
Amounts reclassified from accumulated other comprehensive income to net income (2)	(416)	85	(331)
Net current-period other comprehensive income (loss)	1,754	85	1,839
Balance September 30, 2016	$(808)	$(518)	$(1,326)

Balance January 1, 2016	$(2,562)	$(603)	$(3,165)
Unrealized loss on securities	(3,853)	-	(3,853)
Amounts reclassified from accumulated other comprehensive income to net income (2)	(416)	140	(276)
Net current-period other comprehensive income (loss)	(4,269)	140	(4,129)
Balance December 31, 2016	$(6,831)	$(463)	$(7,294)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Operations.

Note 9: Business Combination

Oak Mortgage Company, LLC

On July 28, 2016, Republic acquired all of the issued and outstanding limited liability company interests of Oak Mortgage Company, LLC ("Oak Mortgage") and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. The aggregate cash purchase price paid to the Sellers for their limited liability company interests at closing was $7.1 million, $1.0 million of which was deposited in an escrow account to be disbursed one year from closing subject to adjustment for any covered indemnity claims under the Purchase Agreement. Escrow funds were disbursed in the third quarter of 2017. The purchase price was subject to certain post-closing adjustments.

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

(dollars in thousands)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016

Total revenues	$15,755	$52,610

Net income	$1,259	$4,462

Note 10: Goodwill and Other Intangibles

The Company's goodwill and intangible assets related to the acquisition of Oak Mortgage in July 2016 is detailed below:

(dollars in thousands)	Balance December 31, 2016	Additions/ Adjustments	Amortization	Balance September 30, 2017	Amortization Period (in years)

Goodwill	$5,011	$-	$-	$5,011	Indefinite
Non-compete agreements	61	-	(61)	-	1
Total	$5,072	$-	$(61)	$5,011

Note 11: Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the nine months ended September 30, 2017. The following table summarizes the amounts recorded in Republic's statement of financial condition for derivatives not designated as hedging instruments as of September 30, 2017 and December 31, 2016 (in thousands):

September 30, 2017	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC's	Other Assets	$635	$32,137
Best efforts forward loan sales commitments	Other Assets	13	4,219
Mandatory forward loan sales commitments	Other Assets	51	6,791

Liability derivatives:

IRLC's	Other Liabilities	$1	$308
Best efforts forward loan sales commitments	Other Liabilities	125	28,226
Mandatory forward loan sales commitments	Other Liabilities	137	31,509

December 31, 2016	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC's	Other Assets	$439	$20,792
Best efforts forward loan sales commitments	Other Assets	103	8,586
Mandatory forward loan sales commitments	Other Assets	229	18,373

Liability derivatives:

IRLC's	Other Liabilities	$55	$6,757
Best efforts forward loan sales commitments	Other Liabilities	125	18,963
Mandatory forward loan sales commitments	Other Liabilities	38	5,024

The following tables summarizes the amounts recorded in Republic's statement of income for derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2017 (in thousands):

		Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	Income Statement Presentation	Gain/(Loss)	Gain/(Loss)

Asset derivatives:

IRLC's	Mortgage banking income	$(126)	$196
Best efforts forward loan sales commitments	Mortgage banking income	(8)	(90)
Mandatory forward loan sales commitments	Mortgage banking income	47	(178)

Liability derivatives:

IRLC's	Mortgage banking income	$-	$54
Best efforts forward loan sales commitments	Mortgage banking income	38	-
Mandatory forward loan sales commitments	Mortgage banking income	12	(99)

Three and Nine Months Ended September 30, 2016	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLC's	Mortgage banking income	$(454)
Best efforts forward loan sales commitments	Mortgage banking income	(26)
Mandatory forward loan sales commitments	Mortgage banking income	-

Liability derivatives:

IRLC's	Mortgage banking income	$14
Best efforts forward loan sales commitments	Mortgage banking income	11
Mandatory forward loan sales commitments	Mortgage banking income	(294)

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

Financial Condition

Assets

Total assets increased by $217.6 million, or 11.3%, to $2.1 billion at September 30, 2017, compared to $1.9 billion at December 31, 2016 as a result of the continued branding success with "The Power of Red is Back" growth and expansion strategy.

Cash and Cash Equivalents

Cash and due from banks, and interest bearing deposits with banks comprise this category, which consists of our most liquid assets. The aggregate amount in these three categories increased by $64.2 million to $98.8 million at September 30, 2017 compared to $34.6 million at December 31, 2016.  The increase in cash was primarily driven by the increase in deposit balances during the period ended September 30, 2017.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration ("SBA") which we usually originate with the intention of selling in the future and residential mortgage loans originated by Republic's subsidiary, Oak Mortgage Company, which we intend to sell in the future.  Total SBA loans held for sale were $300,000 at September 30, 2017 as compared to $4.2 million at December 31, 2016.  Residential mortgage loans held for sale totaled $41.4 million at September 30, 2017 compared to $23.9 million at December 31, 2016. The increase in the balance of residential mortgage loans held for sale was driven by an increase in the volume of loans originated along with the timing of closings which pushed a number of sales into the fourth quarter. Loans held for sale, as a percentage of total Company assets, were 1.9% at September 30, 2017.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $27.0 million at September 30, 2017. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit.

       Loans receivable increased $130.4 million, or 13.5%, to $1.1 billion at September 30, 2017, versus $965.0 million at December 31, 2016. This growth was the result of an increase in loan demand in residential mortgage, commercial real estate, construction and development, owner occupied real estate, and consumer categories driven by the successful execution of our relationship banking strategy which focuses on customer service.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), municipal securities, corporate bonds, asset-backed securities (ABS), and pooled trust preferred securities (CDO).  Available-for-sale securities totaled $377.8 million at September 30, 2017, compared to $369.7 million at December 31, 2016. The increase was primarily due to the purchase of securities totaling $53.1 million partially offset by the sales and paydowns of securities held in the portfolio totaling $46.8 million during the first nine months of 2017. At September 30, 2017, the portfolio had a net unrealized loss of $8.0 million compared to a net unrealized loss of $10.7 million at December 31, 2016. The change in value of the investment portfolio was driven by a decrease in market interest rates which drove an increase in the fair value of the bonds held in our portfolio during the first nine months of 2017.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (SBIC) and Small Business Administration (SBA) bonds, CMO's and MBS's. The fair value of securities held-to-maturity totaled $411.3 million and $425.2 million at September 30, 2017 and December 31, 2016, respectively. The decrease was primarily due to the receipt of principal payments on CMO and MBS securities held in the portfolio totaling $36.6 million partially offset by the purchase of securities totaling $22.0 million during the first nine months of 2017.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of September 30, 2017 and December 31, 2016. As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh ("FHLB") and Atlantic Community Bankers Bank ("ACBB").

At September 30, 2017 and December 31, 2016, the investment in FHLB of Pittsburgh capital stock totaled $1.5 million and $1.2 million, respectively. The increase was due to a higher required investment in FHLB stock during 2017. At both September 30, 2017 and December 31, 2016, ACBB capital stock totaled $143,000. Both the FHLB and ACBB issued dividend payments during the nine months of 2017.

Other Real Estate Owned

The balance of other real estate owned decreased to $9.2 million at September 30, 2017 from $10.2 million at December 31, 2016, primarily due to writedowns in the amount of $777,000 and sales totaling $357,000 on existing foreclosed properties during the nine months ended September 30, 2017.

Goodwill

Goodwill resulting from the acquisition of Oak Mortgage in July 2016 amounted to $5.0 million at September 30, 2017 and December 31, 2016.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic's major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $207.7 million, or 12.4%, to $1.9 billion at September 30, 2017 from $1.7 billion at December 31, 2016. The increase was the result of growth in demand deposit balances and time deposit balances partially offset by decreases in money market and savings balances. We constantly focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction.  We are also in the midst of an aggressive expansion and relocation plan which we refer to as "The Power of Red is Back".  Over the last three years, we have opened eleven new store locations and have several more in various stages of construction and development.  This strategy has also allowed us to nearly eliminate our dependence upon the more volatile sources of funding found in brokered and public fund certificates of deposit.

Shareholders' Equity

Total shareholders' equity increased $10.1 million to $225.2 million at September 30, 2017 compared to $215.1 million at December 31, 2016. The increase was primarily due to net income of $6.2 million recognized during the first nine months of 2017, an increase of $2.2 million related to the issuance of stock based compensation, stock option exercises and securities conversion, and the reduction in accumulated other comprehensive losses associated with an increase in the market value of the investment securities portfolio. The shift in market value of the securities portfolio resulting in accumulated other comprehensive losses of $5.5 million at September 30, 2017 compared to accumulated other comprehensive losses of $7.3 million at December 31, 2016 was primarily driven by a decrease in market interest rates which drove an increase in the fair value of the securities held in our portfolio.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

We reported net income of $2.3 million, or $0.04 per diluted share, for the three months ended September 30, 2017, compared to net income of $1.3 million or $0.03 per diluted share, for the three months ended September 30, 2016. The increase in net income was primarily driven by growth in interest-earning assets along with the addition of a residential mortgage lending division.

Net interest income for the three month period ended September 30, 2017 was $15.7 million compared to $11.8 million for the three months ended September 30, 2016.  Interest income increased $4.3 million, or 32%, to $17.9 million for the three months ended September 30, 2017 compared to $13.6 million for the three months ended September 30, 2016 primarily as a result of a $288.1 million increase in average investment securities balances and a $149.8 million increase in average loan balances.  Interest expense increased $376,000 or 21%, to $2.2 million for the three months ended September 30, 2017 compared to $1.8 million for the three months ended September 30, 2016. This increase was primarily due to an increase in average deposit balances.

We did not record a provision for loan losses for the three months ended September 30, 2017. We recorded a provision for loan losses in the amount of $607,000 for the three months ended September 30, 2016 primarily due to an increase in the allowance required for loans individually evaluated for impairment.

Non-interest income increased by $636,000 to $5.8 million during the three months ended September 30, 2017 compared to $5.1 million during the three months ended September 30, 2016.  The increase during the three months ended September 30, 2017 was primarily due increases in mortgage banking income, service fees on deposit accounts, and loan advisory and service fees partially offset by a decrease in the gain on sale of SBA loans.

Non-interest expenses increased by $4.2 million to $19.2 million during the three months ended September 30, 2017 compared to $15.0 million during the three months ended September 30, 2016. This increase was primarily driven by higher salaries, employee benefits, occupancy expenses associated with the addition of new stores related to our expansion strategy which we refer to as "The Power of Red is Back", as well as the addition of the Oak Mortgage residential mortgage lending team in the third quarter of 2016.

       Return on average assets and average equity was 0.45% and 4.11%, respectively, during the three months ended September 30, 2017 compared to 0.32% and 4.49%, respectively, for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 compared to September 30, 2016

We reported net income of $6.2 million, or $0.11 per diluted share, for the nine months ended September 30, 2017 compared to net income of $3.4 million, or $0.09 per diluted share, for the nine months ended September 30, 2016. The increase in net income was primarily driven by growth in interest-earning assets along with the addition of a residential mortgage lending division.

Net interest income for the nine months ended September 30, 2017 increased $10.5 million to $45.2 million as compared to $34.7 million for the nine months ended September 30, 2016. Interest income increased $11.8 million, or 30%, due primarily to increases in average investment securities balances and average loan balances. Interest expense increased $1.3 million or 27%, to $6.2 million for the nine months ended September 30, 2017 compared to $4.9 million for the nine months ended September 30, 2016. This increase was primarily due to an increase in average interest bearing deposits.

We recorded a provision for loan losses of $500,000 for the nine months ended September 30, 2017 due to an increase in the allowance required for loans collectively evaluated for impairment driven by an increase in total loans outstanding. We recorded a provision for loan losses of $1.6 million for the nine months ended September 30, 2016 primarily due to an increase in the allowance required for loans individually evaluated for impairment.

Non-interest income increased by $4.5 million to $15.1 million during the nine months ended September 30, 2017 as compared to $10.6 million during the nine months ended September 30, 2016. The increase during the nine months ended September 30, 2017 was primarily due to increases in mortgage banking income, service fees on deposit accounts, and loan advisory and servicing fees partially offset by decreases in the gain on the sale of SBA loans and the gain (loss) on the sale of securities.

Non-interest expenses increased $13.3 million to $53.7 million during the nine months ended September 30, 2017 as compared to $40.3 million during the nine months ended September 30, 2016.  The increase was primarily driven by higher salaries, employee benefits, and occupancy expenses associated with the addition of new stores related to our expansion strategy which we refer to as "The Power of Red is Back", as well as, the addition of the Oak Mortgage residential mortgage lending team in the third quarter of 2016.

Return on average assets and average equity from continuing operations were 0.41% and 3.74%, respectively, during the nine months ended September 30, 2017 compared to 0.30% and 3.93%, respectively, for the nine months ended September 30, 2016.

Analysis of Net Interest Income

Historically, our earnings have depended primarily upon Republic's net interest income, which is the difference between interest earned on interest‑earning assets and interest paid on interest‑bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest‑earning assets and interest‑bearing liabilities. The following table provides an analysis of net interest income, setting forth for the periods' (i) average assets, liabilities, and shareholders' equity, (ii) interest income earned on interest‑earning assets and interest expense on interest‑bearing liabilities, (iii) annualized average yields earned on interest‑earning assets and average rates on interest‑bearing liabilities, and (iv) Republic's annualized net interest margin (net interest income as a percentage of average total interest‑earning assets).  Averages are computed based on daily balances.  Non-accrual loans are included in average loans receivable.  All yields are adjusted for tax equivalency, a non-GAAP measure.

Average Balances and Net Interest Income

	For the three months ended September 30, 2017			For the three months ended September 30, 2016
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$56,316	$181	1.28%	$114,260	$149	0.52%
Investment securities and restricted stock	765,678	4,805	2.51%	477,601	2,858	2.39%
Loans receivable	1,115,920	13,136	4.67%	966,106	10,848	4.47%
Total interest-earning assets	1,937,914	18,122	3.71%	1,557,967	13,855	3.54%

Other assets	122,513			103,826

Total assets	$2,060,427			$1,661,793

Interest-earning liabilities:
Demand – non-interest bearing	$381,380			$282,571
Demand – interest bearing	692,423	772	0.44%	533,222	553	0.41%
Money market & savings	613,506	788	0.51%	583,256	677	0.46%
Time deposits	109,878	312	1.13%	104,701	301	1.14%
Total deposits	1,797,187	1,872	0.41%	1,503,750	1,531	0.41%

Total interest-bearing deposits	1,415,807	1,872	0.52%	1,221,179	1,531	0.50%

Other borrowings	30,220	338	4.44%	29,938	303	4.03%

Total interest-bearing liabilities	1,446,027	2,210	0.61%	1,251,117	1,834	0.58%

Total deposits and other borrowings	1,827,407	2,210	0.48%	1,533,688	1,834	0.48%

Non-interest-bearing other liabilities	9,179			9,247
Shareholders' equity	223,841			118,858

Total liabilities and shareholders' equity	$2,060,427			$1,661,793
Net interest income (2)		$15,912			$12,021
Net interest spread			3.10%			2.96%

Net interest margin (2)			3.26%			3.07%

 (1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis, a non-GAAP measure. Net interest income has been increased over the financial statement amount by $200 and $235 for the three months ended September 30, 2017 and 2016, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Average Balances and Net Interest Income

	For the nine months ended September 30, 2017			For the nine months ended September 30, 2016
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$36,431	$312	1.15%	$78,094	$299	0.51%
Investment securities and restricted stock	785,121	14,850	2.52%	458,496	8,615	2.51%
Loans receivable	1,063,581	36,944	4.64%	925,110	31,339	4.53%
Total interest-earning assets	1,885,133	52,106	3.70%	1,461,700	40,253	3.68%

Other assets	112,018			95,054

Total assets	$1,997,151			$1,556,754

Interest-earning liabilities:
Demand – non-interest bearing	$355,432			$270,503
Demand – interest bearing	657,722	2,075	0.42%	476,134	1,471	0.41%
Money market & savings	607,822	2,218	0.49%	572,347	1,923	0.45%
Time deposits	107,881	903	1.12%	82,738	625	1.01%
Total deposits	1,728,857	5,196	0.40%	1,401,722	4,019	0.38%

Total interest-bearing deposits	1,373,425	5,196	0.51%	1,131,219	4,019	0.47%

Other borrowings	39,408	1,046	3.55%	29,947	898	4.01%

Total interest-bearing liabilities	1,412,833	6,242	0.59%	1,161,166	4,917	0.57%

Total deposits and other borrowings	1,768,265	6,242	0.47%	1,431,669	4,917	0.46%

Non-interest-bearing other liabilities	8,628			7,957
Shareholders' equity	220,258			117,128

Total liabilities and shareholders' equity	$1,997,151			$1,556,754
Net interest income (2)		$45,864			$35,336
Net interest spread			3.11%			3.11%

Net interest margin (2)			3.25%			3.23%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis, a non-GAAP measure.  Net interest income has been increased over the financial statement amount by $666 and $662 for the nine months ended September 30, 2017 and 2016, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

	For the three months ended September 30, 2017 vs. 2016			For the nine months ended September 30, 2017 vs. 2016
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$(191)	$223	$32	$(358)	$371	$13
Securities	1,804	143	1,947	6,178	57	6,235
Loans	1,652	636	2,288	4,651	954	5,605
Total interest-earning assets	3,265	1,002	4,267	10,471	1,382	11,853

Interest expense:
Deposits
Interest-bearing demand deposits	181	38	219	573	31	604
Money market and savings	32	79	111	115	180	295
Time deposits	16	(5)	11	211	67	278
Total deposit interest expense	229	112	341	899	278	1,177
Other borrowings	(4)	39	35	43	105	148
Total interest expense	225	151	376	942	383	1,325
Net interest income	$3,040	$851	$3,891	$9,529	$999	$10,528

Net Interest Income and Net Interest Margin

       Net interest income, on a fully tax-equivalent basis, for the three months ended September 30, 2017 increased by $3.9 million, or 32%, over the same period in 2016. Interest income, on a fully tax-equivalent basis, on interest-earning assets totaled $18.1 million and $13.9 million for the three months ended September 30, 2017 and 2016, respectively. The increase in interest income was the result of a $288.1 million increase in average investment securities balances and a $149.8 million increase in average loan balances for the three months ended September 30, 2017 as compared to September 30, 2016. Total interest expense for the three months ended September 30, 2017 increased $376,000, or 21%, to $2.2 million from $1.8 million over the same period in 2016. Interest expense on deposits for the three months ended September 30, 2017 increased by $341,000, or 23%, over the same period in 2016.

       Net interest income, on a fully tax-equivalent basis, for the nine months ended September 30, 2017 increased by $10.5 million, or 30%, over the same period in 2016. Interest income on a fully tax-equivalent basis, on interest-earning assets totaled $52.1 million and $40.3 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in interest income earned was the result of a $326.6 million increase in average investment securities balances and a $138.5 million increase in average loan balances for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Total interest expense for the nine months ended September 30, 2017 increased $1.3 million, or 27%, to $6.2 million from $4.9 million over the same period in 2016. Interest expense on deposits for the nine months ended September 30, 2017 increased by $1.2 million, or 29%, over the same period in 2016.

       Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.10% during the three months ended September 30, 2017 compared to 2.96% during the same period in 2016 and was 3.11% during both the nine months ended September 30, 2017 and the nine months ended September 30, 2016. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin increased to 3.26% for the three months ended September 30, 2017 from 3.07% for the same period in 2016 primarily as a result of an increase in the yield on loans outstanding. For the nine months ended September 30, 2017, the fully tax-equivalent net interest margin increased to 3.25% from 3.23% during the same period in 2016 primarily as a result of an increase in the yield on loans outstanding.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. We did not record a provision for loan losses for the three months ended September 30, 2017.We recorded a $500,000 provision for the nine month period ended September 30, 2017. During the nine month period ended September 30, 2017, an increase in the allowance required for loans collectively evaluated for impairment was driven by an increase in total loans outstanding. We recorded a $607,000 provision for the three month period ended September 30, 2016 and a $1.6 million provision for the nine month period ended September 30, 2016. During the nine month period ended September 30, 2016, there was an increase in the allowance for loans individually evaluated for impairment primarily as a result of a single loan relationship that moved to non-accrual status during the second quarter of 2016.

Nonperforming assets at September 30, 2017 totaled $22.9 million, or 1.07%, of total assets, down $6.2 million, or 21%, from $29.1 million, or 1.51%, of total assets at December 31, 2016 and down $6.8 million, or 23%, from $29.8 million, or 1.72%, of total assets at September 30, 2016, due primarily to one commercial real estate loan relationship in the amount of $6.5 million which moved from non-accrual to performing status during the quarter ended September 30, 2017.

Non-Interest Income

Total non-interest income increased by $636,000, or 12%, to $5.8 million for the three months ended September 30, 2016, compared to $5.1 million for the three months ended September 30, 2016. Mortgage banking income increased by $754,000 to $3.2 million during the three months ended September 30, 2017 from $2.4 million primarily due to gains on the sale of residential mortgage loans originated through Oak Mortgage which was acquired in the third quarter of 2016. Service fees on deposit accounts totaled $1.1 million for the three months ended September 30, 2017, which represents an increase of $381,000 over the three months ended September 30, 2016. This increase was due to the growth in the number of customer accounts and transaction volume. Gains on the sale of SBA loans sold totaled $831,000 for the three months ended September 30, 2017 compared to $1.6 million for the three months ended September 30, 2016.  The decrease of $799,000 in gains on the sale of SBA loans was driven by a decrease in SBA loans sold during the three months ended September 30, 2017 as a result of lower origination volume. Loan advisory and servicing fees totaled $677,000 for the three months ended September 30, 2017 which represents an increase of $349,000 from the same period in 2016 due to higher loan volumes.

Total non-interest income increased by $4.5 million, or 43%, to $15.1 million for the nine months ended September 30, 2017, compared to $10.6 million for the nine months ended September 30, 2016. Mortgage banking income increased by $6.1 million to $8.6 million during the nine months ended September 30, 2017 from $2.4 million primarily due to gains on the sale of residential mortgage loans originated through Oak Mortgage which was acquired in the third quarter of 2016. Service fees on deposit accounts totaled $2.8 million for the nine months ended September 30, 2017 which represents an increase of $910,000 over the same period in 2016. This increase was due to the growth in the number of customer accounts and transaction volume. Gains on the sale of SBA loans sold were $2.3 million during the nine months ended September 30, 2017 compared to $4.2 million in the same period of 2016 as a result of a decrease in SBA loans sold during the nine months ended September 30, 2017 as a result of lower origination volume. There were recognized losses in the amount of $61,000 on sales of investment securities during the nine months ended September 30, 2017 as compared to gains of $656,000 during the nine months ended September 30, 2016. Loan advisory and service fees totaled $1.3 million for the nine months ended September 30, 2017 which represents an increase of $202,000 from the same period in 2016.

Non-interest Expenses

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

       Non-interest expenses increased by $4.2 million, or 28%, for the three months ended September 30, 2017 compared to the same period in 2016. A detailed explanation of the most significant variances in non-interest expenses for the three months ended September 30, 2017 and September 30, 2016 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of non-interest expenses, increased by $2.1 million, or 27%, for the three months ended September 30, 2017 compared to the same period in 2016. This increase was primarily driven by annual merit increases along with increased staffing levels related to our growth and expansion strategy, which we refer to as "The Power of Red is Back". Two new stores were opened during the three month period ended September 30, 2017. Salaries and employee benefits also increased as a result of the acquisition of Oak Mortgage in the third quarter of 2016.

       Occupancy expenses increased by $237,000, or 15%, and depreciation and amortization expense increased by $241,000, or 23%, for the three months ended September 30, 2017 compared to the same period last year also as a result of our continuing growth and relocation strategy.

       Other real estate owned expenses totaled $746,000 for the three months ended September 30, 2017, an increase of $44,000, or 6%, compared to the same period in 2016. This increase was a result of higher writedowns on foreclosed assets held in other real estate owned in the current period.

       All other non-interest expenses increased $1.5 million, or 38%, during the three months ended September 30, 2017, compared to the same period in 2016. This increase was mainly attributable to the addition of expenses related to the residential mortgage loan operation of Oak Mortgage. Increases in advertising, data processing expense, professional fees, and other expenses resulting from our expansion strategy also contributed to the growth in other operating expenses.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

       For the nine months ended September 30, 2017, non-interest expenses increased by $13.3 million, or 33%, compared to the first nine months of 2016. A detailed explanation of the most significant variances in non-interest expenses is presented in the following paragraphs.

       Salary expenses and employee benefits, which represent the largest component of non-interest expenses, were $27.8 million for the nine months ended September 30, 2017, an increase of $7.5 million, or 37%, compared to the same period in 2016. This increase was primarily driven by annual merit increases along with increased staffing levels related to our growth and expansion strategy, which we refer to as "The Power of Red is Back".  There were twenty-two stores open as of September 30, 2017 compared to nineteen stores at September 30, 2016.  In addition, another store was under construction as of September 30, 2017, which is expected to open in the fourth quarter of 2017.  Salaries and employee benefits also increased as a result of the acquisition of Oak Mortgage in the third quarter of 2016.

       Occupancy expenses increased by $852,000, or 19%, and depreciation and amortization expense increased by $772,000, or 27%, for the nine months ended September 30, 2017 versus the same period in 2016 also as a result of our continuing growth and relocation strategy.

       Other real estate owned expenses totaled $1.7 million for the nine months ended September 30, 2017, an increase of $94,000, or 6%, from the same period of 2016 primarily as a result of higher writedowns on foreclosed assets held in other real estate owned in the current period.

       All other non-interest expenses increased $4.1 million, or 37%, during the nine months ended September 30, 2017, compared to the same period in 2016. This increase was mainly attributable to the addition of expenses related to the residential mortgage loan operation of Oak Mortgage. Increases in data processing expense, advertising, professional fees, legal expenses, and other expenses resulting from our expansion strategy also contributed to the growth in other operating expenses.

       One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net non-interest expenses to average assets. For purposes of this calculation, net non-interest expenses equal non-interest expenses less non-interest income and nonrecurring expense. For the three months ended September 30, 2017, this ratio equaled 2.58% compared to 2.36% for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the ratio equaled 2.58% compared to 2.55% for the nine month period ended September 30, 2016, respectively, reflecting higher net non-interest expenses related to our growth strategy of adding and relocating stores.

       Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of non-interest expenses to net interest income plus non-interest income. For the three months ended September 30, 2017, the operating efficiency ratio was 89.2%, compared to 88.7% for the three months ended September 30, 2016.  The efficiency ratio equaled 89.1% for both the nine months ended September 30, 2017 and the same period in 2016. The decrease for the three months ended September 30, 2017 versus September 30, 2016 was due to both net interest income and non-interest income increasing at a slower rate than non-interest expenses.

Provision (Benefit) for Federal Income Taxes

       We recorded a provision for income taxes of $4,000 for the three months ended September 30, 2017, compared to a $32,000 benefit for the three months ended September 30, 2016.  For the nine months ended September 30, 2017, we recorded a benefit for income taxes of $38,000 compared to a $69,000 benefit for the nine months ended September 30, 2016. The $38,000 benefit recorded during the first nine months of 2017 was the net result of a tax provision in the amount of $1.8 million calculated on the net profit generated during the period using our normal effective tax rate, offset by an adjustment to the deferred tax asset valuation allowance in the amount of $1.8 million.  The effective tax rates for the three-month periods ended September 30, 2017 and 2016 were 30% and 25%, respectively, and for the nine month periods ended September 30, 2017 and 2016 were 29% and 24%, respectively, excluding an adjustment to the deferred tax asset valuation allowance.

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

Positive evidence evaluated when considering the need for a valuation allowance included:

•	the improvement in earnings during the nine month period ended September 30, 2017 compared to September 30, 2016;

•	continued growth in interest-earning assets is expected and supported by the capital raise completed during the fourth quarter of 2016; and

•	the acquisition of a residential lending organization (Oak Mortgage Company) completed in July 2016 continues to supplement earnings growth.

Negative evidence evaluated when considering the need for a valuation allowance included:

•	the elevated level of non-performing asset balances primarily driven by two legacy loan relationships which may result in reduced taxable income in future periods;

•	the historical trend of recording significant loan loss provisions and charge-offs due to asset quality over the last several years;

•	the impact to profitability in recent years due to one-time or non-core items including a legal settlement and gains on the sale of investment securities;

•
past and projected future earnings are heavily dependent upon the success of the SBA Lending Team which has recently experienced reduced loan volumes and the recently acquired Mortgage Division which can be significantly impacted by a changing interest rate environment and other various economic factors;

•	limited experience with forecasting profitability and managing operations of the residential mortgage division acquired in July 2016; and

•
a high level of uncertainty exists over interest rate environment and economic decisions to be made by the recently elected administration of the Federal government which may result in compression of the Company's net interest margin causing a decline in future profitability.

Based on the analysis of available positive and negative evidence, we determined that a valuation allowance should be recorded as of September 30, 2017 and December 31, 2016.

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

The net deferred tax asset balance before consideration of a valuation allowance was $18.6 million as of September 30, 2017 and $21.4 million as of December 31, 2016.  After assessment of all available tax planning strategies, we determined that a partial valuation allowance in the amount of $10.0 million as of September 30, 2017 and $12.2 million as of December 31, 2016 should be recorded.

The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.  When the determination is made that a valuation allowance is no longer required, it will be reduced accordingly resulting in a corresponding increase in net income.

Net Income and Net Income per Common Share

       Net income for the three months ended September 30, 2017 was $2.3 million, an increase of $981,000, compared to $1.3 million recorded for the three months ended September 30, 2016.

       Net income for the nine months ended September 30, 2017 was $6.2 million, an increase of $2.7 million, compared to $3.4 million recorded for the nine months ended September 30, 2016. The increase in net income for the nine months ended September 30, 2017 was due to a $10.5 million increase in net interest income, a $4.5 million increase in non-interest income and a $1.1 million decrease in the provision for loan losses, partially offset by a $13.3 million increase in non-interest expenses.

       For the three month period ended September 30, 2017, basic net income per common share was $0.04 compared to $0.04 for the three months ended September 30, 2016 and fully-diluted net income per common share was $0.04 for the three month period ended September 30, 2017 compared to $0.03 for the three months ended September 30, 2016.  For the nine months ended September 30, 2016, basic and fully-diluted net income per common share was $0.11 compared to $0.09 for the nine months ended September 30, 2016.

Return on Average Assets and Average Equity

       Return on average assets (ROA) measures our net income in relation to our total average assets. Our annualized ROA for the three months ended September 30, 2017 was 0.45%, compared to 0.32% for the three months ended September 30, 2016. The ROA for the nine months ended September 30, 2017 and 2016 was 0.41% and 0.30%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 4.11% for the three months ended September 30, 2017, compared to 4.49% for the three months ended September 30, 2016. The ROE for the nine months ended September 30, 2017 and 2016 was 3.74% and 3.93%, respectively.

Commitments, Contingencies and Concentrations

Financial instruments, whose contract amounts represent potential credit risk, were commitments to extend credit of approximately $266.1 million and $215.9 million, and standby letters of credit of approximately $11.9 million and $5.7 million, at September 30, 2017 and December 31, 2016, respectively. These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $266.1 million of commitments to extend credit at September 30, 2017 were committed as variable rate credit facilities.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party.  The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments.  The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guidelines. The current amount of liability as of September 30, 2017 and December 31, 2016 for guarantees under standby letters of credit issued is not material.

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

Management believes that the Company and Republic met, as of September 30, 2017 and December 31, 2016, all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed Republic's category.

The Company and Republic's ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic's loan customers and Republic's ability to manage its interest rate risk, growth and other operating expenses.

The following table presents the capital regulatory ratios for both Republic and the Company as of September 30, 2017, and December 31, 2016 (dollars in thousands):

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2017:

Total risk based capital
Republic	$184,514	13.01%	$113,449	8.00%	$131,175	9.25%	$141,811	10.00%
Company	251,194	17.64%	113,895	8.00%	131,691	9.25%	-	-%
Tier one risk based capital
Republic	176,256	12.43%	85,087	6.00%	102,813	7.25%	113,449	8.00%
Company	242,936	17.06%	85,421	6.00%	103,217	7.25%	-	-%
CET 1 risk based capital
Republic	176,256	12.43%	63,815	4.50%	81,541	5.75%	92,177	6.50%
Company	221,376	15.55%	64,066	4.50%	81,862	5.75%	-	-%
Tier one leveraged capital
Republic	176,256	8.59%	82,093	4.00%	92,355	4.50%	102,617	5.00%
Company	242,936	11.80%	82,394	4.00%	92,625	4.50%	-	-%

At December 31, 2016:

Total risk based capital
Republic	$179,057	13.93%	$102,811	8.00%	$110,843	8.625%	$128,514	10.00%
Company	245,043	18.99%	103,226	8.00%	111,290	8.625%	-	-%
Tier one risk based capital
Republic	169,902	13.22%	77,108	6.00%	85,140	6.625%	102,811	8.00%
Company	235,888	18.28%	77,419	6.00%	85,484	6.625%	-	-%
CET 1 risk based capital
Republic	169,902	13.22%	57,831	4.50%	65,863	5.125%	83,534	6.50%
Company	214,088	16.59%	58,064	4.50%	66,129	5.125%	-	-%
Tier one leveraged capital
Republic	169,902	9.20%	73,843	4.00%	73,843	4.50%	92,304	5.00%
Company	235,888	12.74%	74,073	4.00%	74,073	4.50%	-	-%

Dividend Policy

We have not paid any cash dividends on our common stock during 2017, nor do we have any plans to pay cash dividends in 2017.  Our ability to pay dividends depends primarily on receipt of dividends from our subsidiary, Republic.  Dividend payments from Republic are subject to legal and regulatory limitations.  The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $98.8 million at September 30, 2017, compared to $34.6 million at December 31, 2016. Loan maturities and repayments are another source of asset liquidity. At September 30, 2017, Republic estimated that more than $90.0 million of loans would mature or repay in the six-month period ending March 31, 2018. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At September 30, 2017, we had outstanding commitments (including unused lines of credit and letters of credit) of $278.0 million. Certificates of deposit scheduled to mature in one year totaled $73.5 million at September 30, 2017. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh.  Our maximum borrowing capacity with the FHLB was $542.4 million at September 30, 2017. At September 30, 2017 and December 31, 2016, we had no outstanding term borrowings with the FHLB.  At September 30, 2017 and December 31, 2016, we had no outstanding short-term borrowings with the FHLB. As of September 30, 2017, FHLB had issued letters of credit, on Republic's behalf, totaling $75.0 million against our available credit line. We also established a contingency line of credit of $10.0 million with ACBB to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit at both September 30, 2017 and December 31, 2016.

Investment Securities Portfolio

At September 30, 2017, we identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of our asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of our asset/liability management.  Our investment securities classified as available-for-sale consist primarily of CMOs, MBSs, municipal securities, corporate bonds, ABSs, and CDOs.  Available-for-sale securities totaled $377.8 million and $369.7 million as of September 30, 2017 and December 31, 2016, respectively.  At September 30, 2017, the portfolio had a net unrealized loss of $8.0 million and a net unrealized loss of $10.7 million at December 31, 2016.

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic's commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic's legal lending limit of approximately $27.0 million at September 30, 2017. Individual customers may have several loans often secured by different collateral.

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

The following table shows information concerning loan delinquency and non‑performing assets as of the dates indicated (dollars in thousands):

	September 30, 2017	December 31, 2016
Loans accruing, but past due 90 days or more	$2,730	$302
Non-accrual loans	11,020	18,594
Total non-performing loans	13,750	18,896
Other real estate owned	9,169	10,174
Total non-performing assets	$22,919	$29,070

Non-performing loans as a percentage of total loans, net of unearned income(1)	1.26%	1.96%
Non-performing assets as a percentage of total assets	1.07%	1.51%

Non-performing asset balances decreased by $6.2 million to $22.9 million as of September 30, 2017 from $29.1 million at December 31, 2016.  Non-accrual loans decreased $7.6 million to $11.0 million at September 30, 2017, from $18.6 million at December 31, 2016. The decrease in non-accrual loans was primarily driven by one loan relationship that was returned to accrual status during the third quarter of 2017. This loan was restructured earlier in the year as a result of a reduction in tenant vacancies in the property held as collateral. Loans accruing, but past due 90 days or more increased to $2.7 million at September 30, 2017 from $302,000 at December 31, 2016. At September 30, 2017 and December 31, 2016, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

The following table presents our 30 to 89 days past due loans at September 30, 2017 and December 31, 2016.

(dollars in thousands)	September 30,	December 31,
	2017	2016
30 to 59 days past due	$1,496	$1,060
60 to 89 days past due	35	31
Total loans 30 to 89 days past due	$1,531	$1,091

Other Real Estate Owned

 The balance of other real estate owned decreased to $9.2 million at September 30, 2017 from $10.2 million at December 31, 2016.  The following table presents a reconciliation of other real estate owned for the three months ended September 30, 2017 and the year ended December 31, 2016:

(dollars in thousands)	September 30, 2017	December 31, 2016
Beginning Balance, January 1st	$10,174	$11,313
Additions	129	616
Valuation adjustments	(777)	(355)
Dispositions	(357)	(1,400)
Ending Balance	$9,169	$10,174

At September 30, 2017, we had no credit exposure to "highly leveraged transactions" as defined by the FDIC.

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

An analysis of the allowance for loan losses for the nine months ended September 30, 2017 and 2016, and the twelve months ended December 31, 2016 is as follows:

(dollars in thousands)	For the nine months ended September 30, 2017	For the twelve months ended December 31, 2016	For the nine months ended September 30, 2016

Balance at beginning of period	$9,155	$8,703	$8,703
Charge‑offs:
Commercial real estate	-	-	-
Construction and land development	-	60	3
Commercial and industrial	1,347	143	18
Owner occupied real estate	157	1,052	954
Consumer and other	12	11	-
Residential mortgage	-	10	-
Total charge‑offs	1,516	1,276	975
Recoveries:
Commercial real estate	54	6	6
Construction and land development	-	-	-
Commercial and industrial	64	163	162
Owner occupied real estate	-	-	-
Consumer and other	1	2	-
Residential mortgage	-	-	-
Total recoveries	119	171	168
Net charge‑offs	1,397	1,105	807
Provision for loan losses	500	1,557	1,557
Balance at end of period	$8,258	$9,155	$9,453

Average loans outstanding(1)	$1,063,581	$936,492	$925,110
As a percent of average loans:(1)
Net charge‑offs (annualized)	0.18%	0.12%	0.12%
Provision for loan losses (annualized)	0.06%	0.17%	0.22%
Allowance for loan losses	0.78%	0.98%	1.02%
Allowance for loan losses to:
Total loans, net of unearned income	0.75%	0.95%	1.00%
Total non‑performing loans	60.06%	48.45%	48.50%

(1)	Includes non-accruing loans.

We did not record a provision for loan losses during for the three month period ended September 30, 2017. A provision in the amount of $500,000 was recorded for the nine month period ended September 30, 2017. We recorded a provision for loan losses of $607,000 for the three month period ended September 30, 2016 and $1.6 million for the nine month period ended September 30, 2016.  During the first nine months of 2017, there was an increase in the allowance required for loans collectively evaluated for impairment that was driven by an increase in total loans outstanding.  During the first nine months of 2016, there was an increase in the allowance required for loans individually evaluated for impairment primarily driven by a single loan relationship that transferred to non-performing status during the second quarter of 2016. A decrease in the appraised value of the collateral supporting this loan relationship drove the need for an increase in the loan loss provision.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 60.06% at September 30, 2017, compared to 48.45% at December 31, 2016 and 48.50% at September 30, 2016. The increase in this ratio at September 30, 2017 was primarily driven by the reduction in non-performing loan balances during the third quarter of 2017. Total non-performing loans were $13.8 million, $18.9 million and $19.5 million at September 30, 2017, December 31, 2016 and September 30, 2016, respectively.

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

Serious delinquency is often the first indicator of a potential charge-off. Reductions in appraised collateral values and deteriorating financial condition of borrowers and guarantors are factors considered when evaluating potential charge-offs. The likelihood of possible recoveries or improvements in a borrower's financial condition are also assessed when considering a charge-off.  We recorded net charge-offs of $1.4 million during the nine month period ended September 30, 2017, compared to net charge-offs of $807,000 during the nine month period ended September 30, 2016. The increase in charge-offs in 2017 was primarily due to a single loan relationship which initially defaulted in 2010 and has resulted in a significant charge-off in the third quarter of 2017. The provision for loan losses associated with this loan was recorded in a prior period.

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $1.4 million at September 30, 2017 and $2.4 million at December 31, 2016.

The following table provides additional analysis of partially charged-off loans at September 30, 2017 and December 31, 2016.

(dollars in thousands)	September 30, 2017	December 31, 2016
Total nonperforming loans	$13,750	$18,896
Nonperforming and impaired loans with partial charge-offs	1,432	2,394

Ratio of nonperforming loans with partial charge-offs to total loans	0.13%	0.25%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	10.41%	12.67%
Coverage ratio net of nonperforming loans with partial charge-offs	576.68%	382.41%

Our charge-off policy is reviewed on an annual basis and updated as necessary. During the nine month period ended September 30, 2017, there were no changes made to this policy.

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company's internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2017 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended September 30, 2017.

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company's business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and Form 10-Q for the quarter ended June 30, 2017.  The risk factors in the Company's Annual Report on Form 10-K have not materially changed. You should carefully consider these risk factors. The risks described in the Company's Form 10-K and Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (iii)  Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, (v) Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: November 3, 2017	By:	/s/ Harry D. Madonna
Harry D. Madonna
President and Chief Executive Officer (principal executive officer)

Date: November 3, 2017	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)