Form 10-K
period 2017-12-31
REPUBLIC FIRST BANCORP INC
filed 2018-03-14
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017.
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
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  [  ]    NO   [X]
The aggregate market value of the voting and non-voting common equity held by non-affiliates was $476,561,351 based on the last sale price on Nasdaq Global Market on June 30, 2017.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	57,017,439
Title of Class	Number of Shares Outstanding as of March 9, 2018

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

ii

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

•	deposit flows;

•	loan demand;

•	the regulatory environment, including evolving banking industry standards and changes in legislation or regulation;

•	our securities portfolio and the valuation of our securities;

•	accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements;

•	rapidly changing technology;

•	litigation liabilities, including costs, expenses, settlements and judgments; and

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

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

During 2016, we expanded our product offerings through the addition of a residential mortgage lending team. We acquired Oak Mortgage Company in July 2016 and Oak Mortgage became a wholly owned subsidiary of the Bank. Oak Mortgage is headquartered in Marlton, NJ and is licensed to do business in Pennsylvania, Delaware, New Jersey, and Florida providing our customers with new opportunities in the residential lending market. The Oak Mortgage team is a tremendous fit for Republic's commitment to extraordinary customer service and has proven to be a perfect complement to the Bank's network of store locations.

To strengthen our capital position and prepare for the next stage of growth and expansion, we completed a capital raise in the amount of $100 million through a registered direct offering of our common stock in December 2016. At the same time, Vernon W. Hill, II became a member of the Board of Directors and was appointed Chairman of Republic First Bancorp, Inc. He has been a major investor and consultant to Republic since 2008. Mr. Hill is often credited with reinventing the concept of Retail Banking. He was the Founder and Chairman of Commerce Bancorp, a $50 billion Retail Bank headquartered in metro Philadelphia, which grew to 450 locations along the east coast before its sale in 2007. He is also the Founder and Chairman of Metro Bank (UK), which is the first new Retail high street bank opened in Britain since 1840 and in just seven years has grown to more than $22 billion in assets and 55 locations.

The aggressive expansion plan has produced strong results and continues to build momentum. Over the last four years we have opened twelve new stores using our signature glass building. During 2017, we expanded our store network in Southern New Jersey by opening three new locations in Cherry Hill, Sicklerville, and Medford. There are several other locations in various stages of approval and development for future openings.

As of December 31, 2017, we had total assets of approximately $2.3 billion, total shareholders' equity of approximately $226.5 million, total deposits of approximately $2.1 billion, net loans receivable of approximately $1.2 billion, and net income of $8.9 million. We have one reportable segment: community banking. The community bank segment primarily encompasses the commercial loan and deposit activities of Republic, as well as residential mortgage and other consumer loan products in the area surrounding its stores. We provide banking services through the Bank, and do not presently engage in any activities other than traditional banking activities.

Republic Bank

Republic is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania, and is subject to examination and comprehensive regulation by the Federal Deposit Insurance Corporation (FDIC) and the Pennsylvania Department of Banking and Securities.  The deposits held by the Bank are insured, up to applicable limits, by the Deposit Insurance Fund of the FDIC.

Service Area / Market Overview

Our primary service area consists of Greater Philadelphia and Southern New Jersey.  We presently conduct our principal banking activities through twenty-two branch locations which are commonly referred to as "stores" throughout this document to reflect our retail oriented approach to customer service and convenience.  Eleven of these stores are located in Philadelphia and the surrounding suburbs of Plymouth Meeting, Bala Cynwyd, Wynnewood, Abington, and Media in Pennsylvania.  There are also eleven stores located in the Southern New Jersey market in Haddonfield, Voorhees, Glassboro, Marlton, Berlin, Washington Township, Moorestown, Sicklerville, Medford and Cherry Hill (2). Our commercial lending activities extend beyond our primary service area, to include other counties in Pennsylvania and New Jersey, as well as parts of Delaware, Maryland, New York and other out-of-market opportunities. Our residential lending activities also extend outside of our primary service area, to include other counties in Pennsylvania and New Jersey, as well as Delaware and Florida through our subsidiary Oak Mortgage.

Competition

We face substantial competition from other financial institutions in our service area.  Competitors include Wells Fargo, BB&T, Citizens, PNC, Santander, TD Bank, and Bank of America, as well as many local community banks. In addition, we compete directly with savings banks, savings and loan associations, finance companies, credit unions, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders and other institutions for deposits, commercial loans, mortgages and consumer loans, as well as other services.  Competition among financial institutions is based upon a number of factors, including the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credit services, service charges, the convenience of banking facilities, locations and hours of operation and, in the case of loans to larger commercial borrowers, applicable lending limits. Many of the financial institutions with which we compete have greater financial resources than we do, and offer a wider range of deposit and lending products.

Our legal lending limit to one borrower was approximately $28.5 million at December 31, 2017.  Loans above this amount may be made if the excess over the lending limit is participated to other institutions.  We are subject to potential intensified competition from new branches of established banks in the area as well as new banks that could open in our market area.  There are banks and other financial institutions, which serve surrounding areas, and additional out-of-state financial institutions, which currently, or in the future, may compete in our market. We compete to attract deposits and loan applications both from customers of existing institutions and from customers new to our market and we anticipate a continued increase in competition in our service area.

We believe that an attractive niche exists serving small to medium sized business customers not adequately served by our larger competitors, and we will seek opportunities to build commercial relationships to complement our retail strategy.  We believe small to medium-sized businesses will continue to respond in a positive manner to the attentive and highly personalized service we provide.

Products and Services

We offer a range of competitively priced banking products and services, including consumer and commercial deposit accounts, checking accounts, interest-bearing demand accounts, money market accounts, certificates of deposit, savings accounts, sweep accounts, lockbox services and individual retirement accounts and other traditional banking services, secured and unsecured commercial loans, real estate loans, construction and land development loans, automobile loans, home improvement loans, mortgages, home equity and overdraft lines of credit, and other products.  We attempt to offer a high level of personalized service to both our retail and commercial customers.

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

We are members of the STAR™ and PLUS™ automated teller (ATM) networks, and Allpoint - America's Largest Surcharge Free ATM Network which enable us to provide our customers with free access to more than 55,000 ATMs worldwide. We currently have twenty-two proprietary ATMs located in our store network.

Our lending activities generally are focused on small and medium sized businesses within the communities that we serve. Commercial real estate loans represent the largest category within our loan portfolio, amounting to approximately 37% of total loans outstanding at December 31, 2017.  Repayment of these loans is, in part, dependent on general economic conditions affecting our customers and various businesses within the community.  As a commercial lender, we are subject to credit risk. Economic and financial conditions could have an adverse effect on the ability of our borrowers to repay their loans. To manage the challenges that the economic environment may present we have adopted a conservative loan classification system, continually review and enhance our allowance for loan loss methodology, and perform a comprehensive review of our loan portfolio on a regular basis.

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

Store Expansion Plans and Growth Strategy

We will carefully evaluate growth opportunities throughout 2018 and beyond.  Renovation and refurbishment of all existing store locations took place during 2009. The Bank also opened three new stores located in Cherry Hill, Medford, and Sicklerville NJ utilizing our new and distinctive prototype building in 2017. The Bank anticipates the continuation of its expansion strategy through the opening of additional new stores in 2018. Relocation of other existing store locations may also occur in the future as we continue to enhance our brand and focus on constantly improving the customer experience. The opening and relocation of these stores is subject to regulatory approval.

The addition of Oak Mortgage in July 2016 provides us with new growth opportunities in the residential lending market. Oak Mortgage is licensed to do business in Pennsylvania, New Jersey, Delaware, and Florida and gives us the ability to serve both new and existing customers throughout our store network.

Securities Portfolio

We maintain an investment securities portfolio.  We purchase investment securities that are in compliance with our investment policies, which are approved annually by our Board of Directors.  The investment policies address such issues as permissible investment categories, credit quality, maturities and concentrations.  At December 31, 2017 and 2016, approximately 90% and 86%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. government debt securities or U.S. government agency issued mortgage-backed securities.  Credit risk associated with these U.S. government debt securities and the U.S. government agency securities is minimal, with risk-based capital weighting factors of 0% and 20%, respectively. The remainder of the securities portfolio consists of municipal securities, pooled trust preferred securities, corporate bonds, asset-backed securities, and Federal Home Loan Bank (FHLB) capital stock.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act")  has had a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Consumer Financial Protection Bureau, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.  A summary of certain provisions of the Dodd-Frank Act is set forth below.
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
• The Consumer Financial Protection Bureau ("CFPB").  The Dodd-Frank Act created the CFPB within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.  The CFPB has broad rulemaking, supervisory and enforcement powers for a wide range of consumer protection laws applicable to banks with greater than $10 billion or more in assets.  Smaller institutions will be subject to rules promulgated by the CFPB, but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the CFPB and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against state-chartered institutions.
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

Gramm-Leach-Bliley Act

The federal Gramm-Leach-Bliley Act (the "GLB Act"), enacted in 1999, repealed the key provisions of the Glass Steagall Act so as to permit commercial banks to affiliate with investment banks (securities firms). It also amended the BHC Act to permit qualifying bank holding companies to engage in many types of financial activities that were not permitted for banks themselves and permitted subsidiaries of banks to engage in a broad range of financial activities that were not permitted for themselves.

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

Regulatory Restrictions on Dividends

Dividend payments by Republic to the holding company are subject to the Pennsylvania Banking Code of 1965 ("Banking Code") and the Federal Deposit Insurance Act ("FDIA"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under the Banking Code, Republic would be limited to $34.5 million of dividends payable plus an additional amount equal to its net profit for 2018, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios as discussed in "Capital Adequacy".

Federal regulatory authorities have adopted standards for the maintenance of adequate levels of regulatory capital by banks. Adherence to such standards further limits the ability of Republic to pay dividends to us.

Dividend Policy

We have not paid any cash dividends on our common stock, and have no plans to pay any cash dividends in 2018 or in the foreseeable future.  See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Form 10-K for more information.

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
The following table shows the required capital ratios with the conservation buffer over the phase-in period.

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

Future Legislative and Regulatory Developments

It is conceivable that compliance with current or future legislative and regulatory initiatives could require us to change certain business practices, impose significant additional costs on us, limit the products that we offer, result in a significant loss of revenue, limit our ability to pursue business opportunities in an efficient manner, require us to increase our regulatory capital, cause business disruptions, impact the value of assets that we hold or otherwise adversely affect our business, results of operations, or financial condition. The extent of changes imposed by any future regulatory initiatives could make it more difficult for us to comply in a timely manner, which could further limit our operations, increase compliance costs or divert management attention or other resources. The long-term impact of legislative and regulatory initiatives on our business practices and revenues will depend upon the successful implementation of our strategies, consumer behavior, and competitors' responses to such initiatives, all of which are difficult to predict.  Additionally, we may pursue, through appropriate avenues, legislative and regulatory advocacy to provide our input on possible legislative and regulatory developments.

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

Employees

As of December 31, 2017, we had a total of 448 full-time equivalent employees.

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
Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner.  Lending money is a significant part of the banking business.  Borrowers, however, do not always repay their loans.  The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan, and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors.  Despite our efforts, we do and will experience loan losses, and our financial condition and results of operations will be adversely affected. Our non-performing assets were approximately $21.8 million at December 31, 2017.  Our allowance for loan losses was approximately $8.6 million at December 31, 2017. Our loans between thirty and eighty-nine days delinquent totaled $1.1 million at December 31, 2017.

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

In addition to affecting interest income and expense, changes in interest rates also can affect the value of our interest-earning assets, comprising fixed and adjustable-rate instruments, as well as the ability to realize gains from the sale of such assets.  Generally, the value of fixed-rate instruments fluctuates inversely with changes in interest rates, and changes in interest rates may therefore have a material adverse effect on our results of operations.
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
As of December 31, 2017, we had approximately $24.4 million of U.S. Federal net operating loss carryforwards, referred to as "NOLs," available to reduce taxable income in future years.
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
In addition, the ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs may expire before we generate sufficient taxable income. There were no NOLs that expired in the fiscal years ended December 31, 2017 and December 31, 2016. There are no NOLs that could expire if not utilized for the year ending December 31, 2018.
Our assets as of December 31, 2017 included a deferred tax asset and we may not be able to realize the full amount of such asset.
We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2017, the net deferred tax asset was $12.7 million, compared to a balance of $9.2 million at December 31, 2016.
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
Based on the analysis of the available positive and negative evidence, we determined that a valuation allowance should not be recorded as of December 31, 2017. We used projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor to project recoverability of the deferred tax asset balance. There can be no assurance as to when we will be in a position to fully recapture the benefits of our deferred tax asset.  Further discussion on the analysis of our deferred tax asset can be found in the "Provision (Benefit) for Income Taxes" section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are required to adopt the FASB's accounting standard which requires measurement of certain financial assets (including loans) using the current expected credit losses (CECL) beginning in calendar year 2020.
Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The FASB's amendment replaces the current incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. We are in the process of evaluating the impact of the adoption of this guidance on our financial statements; however, it is anticipated that the allowance will increase upon the adoption of CECL and that the increased allowance level will have the effect of decreasing shareholders' equity and the Company's and Republic's regulatory capital ratios.
Our mortgage lending business may not provide us with significant noninterest income.
In 2017, we originated $378 million and sold $302 million of residential mortgage loans to investors.  The residential mortgage business is highly competitive, and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control.
Because we sell a majority of the mortgage loans we originate, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain.  In fact, as rates rise, we expect increasing industry-wide competitive pressures related to changing market conditions to reduce our pricing margins and mortgage revenues generally.  Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market.  If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.
Our ability to originate and sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by government-sponsored entities ("GSEs") and other institutional and non-institutional investors.  These entities account for a substantial portion of the secondary market in residential mortgage loans.  We are highly dependent on these purchasers continuing their mortgage purchasing programs.  Additionally, because the largest participants in the secondary market are Ginnie Mae, Fannie Mae and Freddie Mac, GSEs whose activities are governed by federal law, any future changes in laws that significantly affect the activity of these GSEs could, in turn, adversely affect our operations.  In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government.  The federal government has for many years considered proposals to reform Fannie Mae and Freddie Mac, but the results of any such reform, and their impact on us, are difficult to predict.  To date, no reform proposal has been enacted.

We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances, which could harm liquidity, results of operations and financial condition.
       We sell a majority of the mortgage loans held for sale that we originated.  When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including the GSEs, about the mortgage loans and the manner in which they were originated.  Whole loan sale agreements require repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties.  In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan, resulting in these mortgage loans being placed on our books and subjecting us to the risk of a potential default. If repurchase and indemnity demands increase and such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations and financial condition may be adversely affected.

Potential acquisitions may disrupt our business and dilute shareholder value.

We regularly evaluate opportunities to acquire and invest in banks and in other complementary businesses. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity and capital structure. Our acquisition activities could be material to us. For example, we could issue additional shares of common stock in a purchase transaction, which could dilute current shareholders' ownership interest. These activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill would not impact cash flow, tangible capital or liquidity but would decrease shareholders' equity.

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

As part of our retail strategy, we plan to open new stores in our primary service area, including Southern New Jersey and the Philadelphia Suburbs. We may not, however, be able to identify attractive locations on terms favorable to us, obtain regulatory approvals, or hire qualified management to operate new stores.  In addition, the organizational and overhead costs may be greater than we anticipate.  New stores may take longer than expected to reach profitability, or may not become profitable.  The additional costs of starting new stores may adversely impact our financial results.
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
Federal banking regulators require us, and Republic, to maintain capital to support our operations.  Regulatory capital ratios are defined and required ratios are established by laws and regulations promulgated by banking regulatory agencies.  At December 31, 2017, our regulatory capital ratios were above "well capitalized" levels under current bank regulatory guidelines. To be "well capitalized," banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Common Equity Tier 1 ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%. Regulators, however, may require us, or Republic, to maintain higher regulatory capital ratios.

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

We may be exposed to environmental liabilities with respect to real estate that we have or had title to in the past.
A significant portion of our loan portfolio is secured by real property. In the course of our business, we may foreclose, accept deeds in lieu of foreclosure, or otherwise acquire real estate in connection with our lending activities. We also acquire real estate in connection with our store expansion plans and growth strategy. As a result, we could become subject to environmental liabilities with respect to these properties.  We may become responsible to a governmental agency or third parties for property damage, personal injury, investigation and clean-up costs incurred by those parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with environmental investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.  Although we have policies and procedures to perform an environmental review before acquiring title to any real property, these may not be sufficient to detect all potential environmental hazards.  If we were to become subject to significant environmental liabilities, it could materially and adversely affect us.
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

Our common stock is currently traded on the Nasdaq Global Market.  During 2017, the average daily trading volume for our common stock was approximately 180,600 shares.  Sales of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

Our common stock is subordinate to our existing and future indebtedness and any preferred stock and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.

Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the prior dividend and liquidation rights of holders of any classes or series of preferred stock that our Board of Directors may designate and issue without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries' liquidation or reorganization is subject to the prior claims of that subsidiary's creditors and preferred shareholders. As of December 31, 2017, we had $21.7 million of outstanding debt.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management's report on internal control over financial reporting. While we have reported no material weaknesses in the Form 10-K for the fiscal year ended December 31, 2017, we cannot guarantee that we will not have any material weaknesses in the future.

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

Item 1B:  Unresolved Staff Comments

None.

Item 2:  Description of Properties

The Company currently has twenty-one lease agreements that expire on various dates in the future. Seven of the leased locations are utilized as back-office support locations, operations centers, loan production offices, training facilities and the Company's corporate headquarters.  The other fourteen leased properties are for store locations, all of which are open and operating today. The spaces covered by these leases range in square footage from approximately 800 square feet to 40,000 square feet.  Please see Note 11 "Commitments and Contingencies" to the Consolidated Financial Statements for further information regarding the leases.  In addition, the Company owns twelve properties utilized for store locations.  Eight of the stores are open and operating today, two are under construction and two are scheduled to begin construction during 2018.  Management believes these facilities are adequate to meet the Company's present and immediately foreseeable needs from a real estate perspective.

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

PART II

Item 5:  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Shares of the Company's class of common stock are listed on the Nasdaq Global Market under the symbol "FRBK."  The table below sets forth the high and low sales prices reported for the common stock on the Nasdaq Global Market for the periods indicated.   As of March 7, 2018, there were approximately 100 record holders and an additional 3,000 beneficial holders of the Company's common stock.  On March 9, 2018, the closing price of a share of common stock on The Nasdaq Stock Market LLC was $8.93.

Quarter	High	Low
2017:
4th	$ 9.75	$ 8.40
3rd	$ 9.80	$ 8.12
2nd	$ 9.90	$ 7.90
1st	$ 8.55	$ 7.40

2016:
4th	$ 9.15	$ 3.70
3rd	$ 4.52	$ 4.00
2nd	$ 4.84	$ 3.91
1st	$ 4.45	$ 3.84

Dividend Policy

The Company has not paid any cash dividends on its common stock and has no plans to pay cash dividends during 2018.  The Company's ability to pay dividends depends primarily on receipt of dividends from the Company's subsidiary, Republic.  Dividend payments from Republic are subject to legal and regulatory limitations.  The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.

Item 6:  Selected Financial Data

	As of or for the Years Ended December 31,
(dollars in thousands, except per share data)	2017	2016	2015	2014	2013

INCOME STATEMENT DATA
Total interest income	$70,849	$54,227	$45,436	$40,473	$37,205
Total interest expense	8,784	6,863	5,381	4,644	4,590
Net interest income	62,065	47,364	40,055	35,829	32,615
Provision for loan losses	900	1,557	500	900	4,935
Non-interest income	20,097	15,312	9,943	8,017	9,216
Non-interest expenses	75,276	56,293	47,091	40,550	40,411
Income (loss) before benefit for income taxes	5,986	4,826	2,407	2,396	(3,515)
Benefit for income taxes	(2,919)	(119)	(26)	(46)	(35)
Net income (loss)	$8,905	$4,945	$2,433	$2,442	$(3,480)

PER SHARE DATA
Basic earnings (loss) per share	$0.16	$0.13	$0.06	$0.07	$(0.13)
Diluted earnings (loss) per share	$0.15	$0.12	$0.06	$0.07	$(0.13)
Book value per share	$3.97	$3.79	$3.00	$2.98	$2.42
Tangible book value per share	$3.89	$3.70	$3.00	$2.98	$2.42

BALANCE SHEET DATA
Total assets	$2,322,347	$1,923,931	$1,438,824	$1,214,598	$961,665
Total loans, net	1,153,679	955,817	866,066	770,404	667,048
Total investment securities	938,561	803,604	460,131	254,402	206,482
Total deposits	2,063,295	1,677,670	1,249,298	1,072,230	869,534
Short-term borrowings	-	-	47,000	-	-
Subordinated debt	21,681	21,881	21,857	22,476	22,476
Total shareholders' equity	226,460	215,053	113,375	112,811	62,899

PERFORMANCE RATIOS
Return on average assets	0.43%	0.30%	0.19%	0.23%	(0.37)%
Return on average shareholders' equity	4.02%	3.97%	2.14%	2.51%	(5.07)%
Net interest margin	3.23%	3.14%	3.29%	3.56%	3.66%
Total non-interest expenses as a percentage of average assets	3.64%	3.45%	3.59%	3.80%	4.25%

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of loans	0.74%	0.95%	0.99%	1.48%	1.81%
Allowance for loan losses as a percentage of non-performing loans	57.93%	48.45%	68.95%	53.81%	117.69%
Non-performing loans as a percentage of total loans	1.28%	1.96%	1.44%	2.74%	1.53%
Non-performing assets as a percentage of total assets	0.94%	1.51%	1.66%	2.07%	1.51%
Net charge-offs as a percentage of average loans, net	0.13%	0.12%	0.41%	0.22%	0.35%

LIQUIDITY AND CAPITAL RATIOS
Average equity to average assets	10.72%	7.63%	8.67%	9.12%	7.22%
Leverage ratio	10.64%	12.74%	9.65%	11.23%	8.59%
CET 1 capital to risk-weighted assets	14.75%	16.59%	10.42%	-	-
Tier 1 capital to risk-weighted assets	16.13%	18.28%	12.40%	13.88%	10.28%
Total capital to risk-weighted assets	16.70%	18.99%	13.19%	15.10%	11.53%

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

Executive Summary

2017 was another tremendous year for "The Power of Red is Back" growth campaign. Deposits and loans continued to grow at exceptional rates. Our store network expanded to twenty-two convenient locations and we solidified our position as one of the top residential mortgage lenders in our market through the successful integration of the Oak Mortgage team into the Bank. In addition, the reduction in the corporate tax rate included in Tax Cuts and Jobs Act of 2017 will result in a significant benefit for us in the years to come. We intend on utilizing the savings generated by this Act to invest in our growth and expansion which will result in the creation of new jobs, improvements in technology and the ability to further contribute to the communities which we serve.

The momentum of our expansion strategy continues to build as we attract new FANS throughout our footprint. Our expansion plans will not only focus on the addition of new Store locations, but also includes a commitment to deliver exceptional service and convenience though all delivery channels, including mobile and on-line banking options. As we watch our competition shutter the doors on their branch network and offer declining levels of customer service, we see endless opportunities to successfully execute our growth plan.

Additional highlights for the year ended December 31, 2017 include the following accomplishments:

•
New stores were opened in Cherry Hill, Sicklerville, and Medford in NJ during 2017 bringing the total store count to twenty-two. We ended the year with stores under construction in Gloucester Township and Lumberton in NJ and Fairless Hills, PA which are scheduled to be completed in early 2018. Ground will soon be broken on sites in Somers Point, NJ as well as Feasterville, PA.  There are also several additional sites in various stages of approval and development for future store locations.

•
New stores opened since the beginning of the "Power of Red is Back" expansion campaign in 2014 are currently growing deposits at an average rate of $27 million per year, while the average deposit growth for all stores over the last twelve months was approximately $20 million per store.

•
Net income increased by 80% to $8.9 million, or $0.15 per diluted share, for the twelve months ended December 31, 2017 compared to $4.9 million, or $0.12 per diluted share, for the twelve months ended December 31, 2016. We continue to open new stores and increase net income despite the additional costs associated with the expansion strategy.

•
We reversed our deferred tax asset valuation allowance during the fourth quarter of 2017 resulting in an increase in net income of $2.9 million, or $0.05 per share, during the period. This entry takes into account the impact of the new corporate tax rate under the Tax Cuts and Jobs Act signed into law on December 22, 2017.

•	Total assets increased by $398 million, or 21%, to $2.3 billion as of December 31, 2017 compared to $1.9 billion as of December 31, 2016.

•	Total deposits increased by $386 million, or 23%, to $2.1 billion as of December 31, 2017 compared to $1.7 billion as of December 31, 2016.

•	The fastest growing segment of our deposit base is non-interest bearing demand deposits. These balances grew by 35% to $439 million during 2017

•	Total loans grew $197 million, or 20%, to $1.2 billion as of December 31, 2017 compared to $965 million at December 31, 2016.

•	Our residential mortgage division, Oak Mortgage, is serving the home financing needs of customers throughout its footprint. Oak originated over $378 million in loans during 2017.

•
SBA lending continued to be an important part of our lending strategy. Meeting the needs of small business customers, more than $51 million in new SBA loans were originated during the year ended December 31, 2017.

•	Asset quality continues to improve. The ratio of non-performing assets to total assets declined to 0.94% as of December 31, 2017 compared to 1.51% as of December 31, 2016.

•	Our Total Risk-Based Capital ratio was 16.70% and Tier I Leverage Ratio was 10.64% at December 31, 2017.

•	Book value per common share increased to $3.97 as of December 31, 2017 compared to $3.79 per share as of December 31, 2016.

Non-GAAP Based Financial Measures

       Our selected financial data contains a non-GAAP financial measure calculated using non-GAAP amounts.  This measure is tangible book value per common share. Tangible book value per share adjusts the numerator by the amount of Goodwill and Other Intangible Assets (as a reduction of Shareholders' Equity).  Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of non-GAAP measures provides additional clarity when assessing our financial results and use of equity.  Disclosures of this type should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

The following table provides a reconciliation of tangible book value per common share as of December 31, 2017 and December 31, 2016.

(dollars in thousands)	December 31, 2017	December 31, 2016

Total shareholders' equity	$ 226,460	$ 215,053
Reconciling items:
Goodwill and other intangibles	(5,011)	(5,072)
Tangible common equity	$ 221,449	$ 209,981
Common shares outstanding	56,989,764	56,754,867
Tangible book value per common share	$ 3.89	$ 3.70

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

Mortgage Banking Activities and Mortgage Loans Held for Sale – Mortgage loans held for sale are originated and held until sold to permanent investors. In 2016, management elected to adopt the fair value option in accordance with FASB Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, and record loans held for sale at fair value.

Mortgage loans held for sale originated on or subsequent to the election of the fair value option, are recorded on the balance sheet at fair value. The fair value is determined on a recurring basis by utilizing quoted prices from dealers in such securities. Gains and losses on loan sales are recorded in non-interest income and direct loan origination costs are recognized when incurred and are included in non-interest expense in the statements of income.

Interest Rate Lock Commitments - Mortgage loan commitments known as interest rate locks that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance FASB ASC 815, Derivatives and Hedging. Loan commitments that are classified as derivatives are recognized at fair value on the balance sheet as other assets and as other liabilities with changes in their fair values recorded as mortgage banking income and included in non-interest income in the statements of income. Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. Republic is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Republic uses best efforts commitments to substantially eliminate these risks. The valuation of the IRLCs issued by Republic includes the value of the servicing released premium. Republic sells loans servicing released, and the servicing released premium is included in the market price. See Note 24 Derivatives and Risk Management Activities for further detail on IRLCs.

Forward Loan Sale Commitments - Forward loan sale commitments are commitments to sell individual mortgage loans at a fixed price to an investor at a future date. Forward loan sale commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle the derivative financial instrument at the balance sheet date. Gross derivative assets and liabilities are recorded as other assets and other liabilities with changes in fair value during the period recorded as mortgage banking income and included in non-interest income in the statements of income.

Goodwill - Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is recognized as an asset and is to be reviewed for impairment annually as of July 31 and between annual tests when events and circumstances indicate that impairment may have occurred. Impairment is a condition that exists when the carrying amount of goodwill exceeds its implied fair value. During 2017, we elected to perform a Step One analysis to review goodwill for impairment. The results of the Step One analysis indicated that the carrying value of the reporting unit did not exceed its fair value and thus a Step Two analysis was not required. There was $5.0 million of goodwill at December 31, 2017 and 2016.

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

Results of Operations

For the year ended December 31, 2017 as compared to the year ended December 31, 2016

We reported net income of $8.9 million, or $0.15 per diluted share, for the twelve months ended December 31, 2017 compared to net income of $4.9 million, or $0.12 per diluted share, for the twelve months ended December 31, 2016. The increase in net income was primarily driven by growth in interest-earning assets along with a complete year of earnings of the residential mortgage lending team which was acquired during the third quarter of 2016, as well as, the reversal of our deferred tax asset valuation allowance.
Net interest income for the twelve months ended December 31, 2017 increased $14.7 million to $62.1 million as compared to $47.4 million for the twelve months ended December 31, 2016. Interest income increased $16.6 million, or 30.7%, due primarily to an increase in average loans receivable and investment securities balances. Interest expense increased $1.9 million, or 28.0%, primarily due to an increase in average deposit balances.
We recorded a loan loss provision in the amount of $900 thousand for the twelve months ended December 31, 2017 compared to a provision of $1.6 million during the twelve months ended December 31, 2016. The lower provision recorded for the twelve months ended December 31, 2017 was driven by a decrease in the allowance required for loans individually evaluated for impairment in 2017 as a result of improvement in asset quality.
Non-interest income increased $4.8 million to $20.1 million during the twelve months ended December 31, 2017 as compared to $15.3 million during the twelve months ended December 31, 2016. The increase was primarily driven by mortgage banking income and service fees on deposit accounts, partially offset by a reduction in gains on the sale of SBA loans and losses on the sale of investment securities recorded during the twelve months ended December 31, 2017.
Non-interest expenses increased $19.0 million to $75.3 million during the twelve months ended December 31, 2017 as compared to $56.3 million during the twelve months ended December 31, 2016.  The increase was primarily driven by higher salaries, employee benefits, occupancy and equipment expenses associated with the addition of new stores related to our expansion strategy which we refer to as "The Power of Red is Back".

Return on average assets and average equity from continuing operations were 0.43% and 4.02%, respectively, during the twelve months ended December 31, 2017 compared to 0.30% and 3.97%, respectively, for the twelve months ended December 31, 2016.

Average Balances and Net Interest Income

Historically, our earnings have depended primarily upon Republic's net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods average assets, liabilities, and shareholders' equity, interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and Republic's net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency, a non-GAAP measure, using a rate of 35% in 2017, 2016, and 2015.

Average Balances and Net Interest Income

	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016			For the Year Ended December 31, 2015
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest earning assets	$48,148	$577	1.20%	$92,452	$473	0.51%	$106,876	$278	0.26%
Investment securities and restricted stock	811,269	20,466	2.52%	506,545	12,346	2.44%	309,018	7,692	2.49%
Loans receivable	1,090,851	50,687	4.65%	936,492	42,304	4.52%	820,820	38,072	4.64%
Total interest-earning assets	1,950,268	71,730	3.68%	1,535,489	55,123	3.59%	1,236,714	46,042	3.72%
Other assets	115,770			96,902			73,873
Total assets	$2,066,038			$1,632,391			$1,310,587

Interest bearing liabilities:
Demand – non-interest bearing	$372,171			$284,326			$235,810
Demand – interest bearing	687,586	3,020	0.44%	510,745	2,088	0.41%	349,055	1,401	0.40%
Money market & savings	629,464	3,160	0.50%	586,750	2,639	0.45%	508,846	2,170	0.43%
Time deposits	110,952	1,238	1.12%	89,713	942	1.05%	73,819	695	0.94%
Total deposits	1,800,173	7,418	0.41%	1,471,534	5,669	0.39%	1,167,530	4,266	0.37%
Total interest bearing deposits	1,428,002	7,418	0.52%	1,187,208	5,669	0.48%	931,720	4,266	0.46%
Other borrowings	35,429	1,366	3.86%	27,471	1,194	4.35%	22,008	1,115	5.07%
Total interest-bearing liabilities	1,463,431	8,784	0.60%	1,214,679	6,863	0.57%	953,728	5,381	0.56%
Total deposits and other borrowings	1,835,602	8,784	0.48%	1,499,005	6,863	0.46%	1,189,538	5,381	0.45%
Non-interest bearing other liabilities	8,942			8,867			7,340
Shareholders' equity	221,494			124,519			113,709
Total liabilities and shareholders' equity	$2,066,038			$1,632,391			$1,310,587

Net interest income(2)		$62,946			$48,260			$40,661
Net interest spread			3.08%			3.02%			3.16%
Net interest margin(2)			3.23%			3.14%			3.29%

(1)	Yields on investments are calculated based on amortized cost.
(2)
Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $881, $896, and $606 in 2017, 2016, and 2015, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	Year ended December 31, 2017 vs. 2016			Year ended December 31, 2016 vs. 2015
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$(531)	$635	$104	$(74)	$269	$195
Securities	7,687	433	8,120	4,814	(160)	4,654
Loans	6,976	1,407	8,383	5,180	(948)	4,232
Total interest-earning assets	14,132	2,475	16,607	9,920	(839)	9,081

Interest expense:
Deposits
Interest-bearing demand deposits	$777	$155	$932	$661	$26	$687
Money market and savings	193	328	521	348	121	469
Time deposits	237	59	296	167	80	247
Total deposit interest expense	1,207	542	1,749	1,176	227	1,403
Other borrowings	37	135	172	33	46	79
Total interest expense	1,244	677	1,921	1,209	273	1,482
Net interest income	$12,888	$1,798	$14,686	$8,711	$(1,112)	$7,599

      Net Interest Income and Net Interest Margin

      Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the twelve months ended December 31, 2017 increased by $14.7 million, or 30.4%, over twelve months ended December 31, 2016. Interest income on interest-earning assets totaled $71.7 million for the twelve months ended December 31, 2017; an increase of $16.6 million, compared to the twelve months ended December 31, 2016. The increase in interest income earned was primarily the result of an increase in the average balances of investment securities and loans receivable. Total interest expense for the twelve months ended December 31, 2017 increased $1.9 million, or 28.0%, to $8.8 million from $6.9 million compared to the twelve months ended December 31, 2016 driven by a combination of higher volumes and higher rates. Interest expense on deposits increased by $1.7 million, or 30.9%, for the twelve months ended December 31, 2017 versus the twelve months ended December 31, 2016. Interest expense on other borrowings increased by $172,000 for the twelve months ended December 31, 2017 compared to the twelve months ended December 31, 2016

       Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.08% during the twelve months ended December 31, 2017 versus 3.02% during the twelve months ended December 31, 2016. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets.  For the twelve months ended December 31, 2017 and 2016, the fully tax-equivalent net interest margin was 3.23% and 3.14%, respectively.  The net interest margin for the twelve months ended December 31, 2017 increased primarily as a result of an increase in the yields on loans receivable and investment securities.

Provision for Loan Losses

We recorded a provision for loan losses in the amount of $900,000 for the twelve months ended December 31, 2017 compared to a $1.6 million provision for the twelve months ended December 31, 2016. The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.

The provision recorded for the twelve months ended December 31, 2017 as compared to the twelve months ended December 31, 2016 decreased primarily as a result of a decrease in the allowance required for loans individually evaluated for impairment driven by a reduction in impaired loans.
Non-Interest Income

       Total non-interest income for the twelve months ended December 31, 2017 increased by $4.8 million, or 31.2%, compared to the twelve months ended December 31, 2016. Mortgage banking income totaled $11.2 million and $5.1 for the twelve months ended December 31, 2017 and 2016 primarily due to gains on the sale of residential mortgage loans originated through Oak Mortgage. Oak Mortgage was acquired by us during the third quarter of 2016. The increase was a result of a complete year of recognized income during 2017. Gains on the sale of SBA loans totaled $3.4 million for the twelve months ended December 31, 2017 versus $5.0 million for the twelve months ended December 31, 2016. We recognized losses of $146,000 on the sale of securities during the twelve months ended December 31, 2017 compared to gains of $656,000 on sales of securities for the twelve months ended December 31, 2016. Service charges, fees, and other operating income totaled $5.7 million for the twelve months ended December 31, 2017 which represents an increase of $1.1 million compared to the twelve months ended December 31, 2016. This increase was driven by growth in customer deposit accounts and transaction volume.

Non-Interest Expenses

Non-interest expenses increased by $19.0 million for the twelve months ended December 31, 2017, or 33.7%, compared to the twelve months ended December 31, 2016. An explanation of changes of non-interest expenses for certain categories is presented in the following paragraphs.

       Salary expenses and employee benefits for the twelve months ended December 31, 2017 were $38.0 million, an increase of $9.4 million, or 32.7%, compared to the twelve months ended December 31, 2016. The increase was primarily driven by annual merit increases along with increased staffing levels related to our aggressive growth strategy of adding and relocating stores, which we refer to as "The Power of Red is Back." There were twenty-two stores open as of December 31, 2017 compared to nineteen stores open at December 31, 2016. In addition, we recorded a full year of salary expenses and employee benefits for Oak Mortgage in 2017.

       Occupancy related expenses increased by $1.0 million, or 17.0%, and depreciation and amortization expense increased by $1.1 million, or 31.3%, for the twelve months ended December 31, 2017 compared to the twelve months ended December 31 2016, also as a result of our growth and relocation strategy and the addition of Oak Mortgage.

       Other real estate owned expenses totaled $4.1 million during the twelve months ended December 31, 2017, an increase of $1.9 million, when compared to the twelve months ended December 31, 2016 primarily due to the writedown of a single OREO property in the amount of $2.7 million during 2017. This writedown was driven by our decision to aggressively pursue a resolution for our largest non-performing asset which resulted in the execution of an agreement of sale.

       All other non-interest expenses for the twelve months ended December 31, 2017 increased $5.6 million compared to the twelve months ended December 31, 2016. Increases in expenses related to residential mortgage operations, data processing, advertising, transactions fees, and professional fees resulting from our growth strategy contributed to the growth in these operating expenses.

       One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net non-interest expenses to average assets, a non-GAAP measure. For purposes of this calculation, net non-interest expenses equal non-interest expenses less non-interest income. For the twelve months ended December 31, 2017, the ratio equaled 2.67% compared to 2.51% for the twelve months ended December 31, 2016, respectively.  The increase in this ratio was mainly due to our growth strategy of adding and relocating stores and the addition of a residential mortgage lending team.

       Another productivity measure utilized by management is the operating efficiency ratio, a non-GAAP measure. This ratio expresses the relationship of non-interest expenses to net interest income plus non-interest income. The efficiency ratio equaled 91.6% for the twelve months ended December 31, 2017, compared to 89.8% for the twelve months ended December 31, 2016. The increase for the twelve months ended December 31, 2017 versus the twelve months ended December 31, 2016 was due to noninterest expenses increasing at a faster rate than both net interest income and noninterest income.

Provision (Benefit) for Income Taxes

We recorded a benefit for income taxes of $2.9 million for the twelve months ended December 31, 2017, compared to a benefit of $119,000 for the twelve months ended December 31, 2016. We reversed our deferred tax asset valuation allowance during the fourth quarter of 2017 resulting in the $2.9 million benefit for income taxes during the period. The benefit for income taxes also takes into consideration the impact of the new corporate tax rate under the Tax Cuts and Jobs Act signed into law on December 22, 2017.

The effective tax rates for the twelve month periods ended December 31, 2017 and 2016 were 27% and 25%, respectively, excluding the adjustment to the deferred tax asset valuation allowance and offsets for the impact of the new tax legislation.

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

       In conducting the deferred tax asset analysis, we believe it is important to consider the unique characteristics of an industry or business.  In particular, characteristics such as business model, level of capital and reserves held by a financial institution and the ability to absorb potential losses are important distinctions to be considered for bank holding companies like us. In addition, it is also important to consider that net operating loss carryforwards ("NOLs") calculated for federal income tax purposes can generally be carried back two years and carried forward for a period of twenty years. In order to realize our deferred tax assets, we must generate sufficient taxable income in such future years.

       In assessing the need for a valuation allowance, we carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified.

Positive evidence evaluated when considering the need for a valuation allowance included:

•	the annual improvement in earnings during the three year period ended December 31, 2017;

•	strong growth in interest-earning assets is expected to continue and is supported by the capital raise completed during the fourth quarter of 2016;

•	deposit growth in each of the stores opened since the inception of the "Power of Red is Back" growth and expansion strategy in 2014 has met or exceeded expectations;

•	loan growth during 2017 was greater than 20%;

•	the acquisition of a residential mortgage lending team (Oak Mortgage Company) completed in July 2016 continues to supplement earnings growth;

•	two of our largest non-performing assets have been resolved in 2017; and

•	a cumulative loss has not been recorded in recent years.

Negative evidence evaluated when considering the need for a valuation allowance included:

•	profitability metrics including return on average assets and return on average equity remain below industry standards; and

•
past earnings have been heavily dependent upon the success of the SBA Lending Team which has recently experienced reduced loan volumes and the recently acquired Mortgage Division which can be significantly impacted by a changing interest rate environment and other various economic factors.

The ongoing success of the our growth and expansion strategy, along with the successful integration of the mortgage company and the limited exposure remaining with current asset quality issues put us in a position to rely on projections of future taxable income when evaluating the need for a valuation allowance against its deferred tax assets. Based on the guidance provided in ASC 740, we believed that the positive evidence considered at December 31, 2017 outweighed the negative evidence and that it was more likely than not that all of our deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance was not required at December 31, 2017 and a $10.6 million benefit for income taxes was recorded in the fourth quarter of 2017 to reflect the reversal of the valuation allowance.

Our net deferred tax asset before the consideration of a valuation allowance decreased to $12.7 million at December 31, 2017 compared to $21.4 million at December 31, 2016. This decrease was primarily driven by the impact of the 2017 Tax Cuts and Jobs Act. It included a reduction in the corporate income tax rate from 35% to 21%. Our deferred tax asset balances have historically been calculated using a federal tax rate of 35%. As a result of the change in the tax rate, the value of our existing deferred tax assets permanently decreased by $7.7 million at December 31, 2017. Therefore, a charge was recorded to income tax expense in the fourth quarter of 2017 to reflect the reduction in value.

The $10.6 million tax benefit recognized when reversing the deferred tax asset valuation allowance offset the $7.7 million charge related to the change the change in the corporate tax rate resulting in a net tax benefit and increase in net income of $2.9 million during 2017.

The $12.7 million net deferred tax asset as of December 31, 2017 is comprised of $5.4 million currently recognizable through net operating loss carryforwards and $7.3 million attributable to several items associated with temporary timing differences which will reverse at some point in the future to provide a net reduction in tax liabilities. Our largest future reversal relates to its unrealized losses on securities available for sale, which totaled $2.6 million as of December 31, 2017.

       The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

       Net Income and Net Income per Common Share

       Net income for the twelve months ended December 31, 2017 was $8.9 million, an increase of $4.0 million compared to $4.9 million for the twelve month period ended December 31, 2016. For the twelve months ended December 31, 2017, basic and fully-diluted net income per common share were $0.16 and $0.15, respectively, compared to basic and fully-diluted net income per common share of $0.13 and $0.12, respectively for the twelve months ended December 31, 2016.

       Return on Average Assets and Average Equity

       Return on average assets (ROA) measures our net income in relation to our total average assets. The ROA for the twelve months ended December 31, 2017 and 2016 was 0.43% and 0.30%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE for the twelve months ended December 31, 2017 was 4.02%, compared to 3.97% for the twelve months ended December 31, 2016.

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

Net Interest Income and Net Interest Margin

      Net interest income, on a fully tax-equivalent basis, for the twelve months ended December 31, 2016 increased by $7.6 million, or 18.7%, compared to the twelve months ended December 31, 2015. Interest income on interest-earning assets totaled $55.1 million for the twelve months ended December 31, 2016, an increase of $9.1 million, versus the twelve months ended December 31, 2015. The increase in interest income earned was the result of an increase in the average balance of loans receivable and investment securities that helped to offset a 12 bp decrease in the yield on loans receivable. Total interest expense for the twelve months ended December 31, 2016 increased $1.5 million, or 27.5%, to $6.9 million from $5.4 million during the twelve months ended December 31, 2015. Interest expense on deposits increased by $1.4 million, or 32.9%, for the twelve months ended December 31, 2016 versus the twelve months ended December 31, 2015. Interest expense on other borrowings increased by $79,000 for the twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015.

       Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.02% during the twelve months ended December 31, 2016 versus 3.16% during the twelve months ended December 31, 2015. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets.  For the twelve months ended December 31, 2016 and 2015, the fully tax-equivalent net interest margin was 3.14% and 3.29%, respectively.  The net interest margin for twelve months ended December 31, 2016 decreased primarily as a result of a decrease in the yield on loans receivable.

Provision for Loan Losses

We recorded a provision for loan losses in the amount of $1.6 million for the twelve months ended December 31, 2016 compared to a $500,000 provision for the twelve months ended December 31, 2015. The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.

The provision recorded for the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015 increased primarily as a result of a single loan relationship that moved to non-accrual status during 2016. This resulted in an increase in the allowance for loan losses individually evaluated for impairment.
Non-Interest Income

       Total non-interest income for the twelve months ended December 31, 2016 increased by $5.4 million, or 54.0%, compared to the twelve months ended December 31, 2015. Mortgage banking income totaled $5.1 million during the twelve months ended December 31, 2016 primarily due to gains on the sale of residential mortgage loans of $4.7 million originated through Oak Mortgage which was acquired by us in 2016.  Gains on the sale of SBA loans totaled $5.0 million during the twelve months ended December 31, 2016 compared to $3.1 million for the twelve months ended December 31, 2015. We recognized gains of $656,000 on the sale of securities during the twelve months ended December 31, 2016 versus gains of $108,000 on sales of securities for the twelve months ended December 31, 2015. Service charges, fees, and other operating income totaled $4.8 million for twelve months ended December 31, 2016 which represents an increase of $602,000 compared to the twelve months ended December 31, 2015. This increase was driven by growth in customer deposit accounts and transaction volume. In 2015, we recorded a $2.6 million insurance settlement which was related to a claim against a corporate insurance policy originally submitted in 2010.

Non-Interest Expenses

Non-interest expenses increased by $9.2 million, or 19.5%, for the twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015. An explanation of changes in noninterest expenses for certain categories is presented in the following paragraphs.

       Salary expenses and employee benefits during the twelve months ended December 31, 2016 were $28.6 million, an increase of $6.1 million, or 27.2%, compared to the twelve months ended December 31, 2015 primarily driven by annual merit increases along with increased staffing levels related to our aggressive growth strategy of adding and relocating stores, which we refer to as "The Power of Red is Back." There were nineteen stores open as of December 31, 2016 compared to seventeen stores open at December 31, 2015.  The addition of Oak Mortgage in July 2016 also contributed to the increase in salary and employee benefits.

       Occupancy related expenses increased by $1.2 million, or 23.9%, and depreciation and amortization expense increased by $438,000, or 14.2%, for the twelve months ended December 31, 2016 versus the twelve months ended December 31, 2015, also as a result of our growth and relocation strategy.

       Other real estate owned expenses totaled $2.2 million during the twelve months ended December 31, 2016, a decrease of $2.1 million, compared to the twelve months ended December 31, 2015 primarily due to a reduction in writedowns on foreclosed assets held in other real estate owned.

       All other noninterest expenses for the twelve months ended December 31, 2016 increased $3.5 million versus the twelve months ended December 31, 2015. This increase was mainly attributable to the addition of expenses related to the residential mortgage loan operations of Oak Mortgage.  Increases in data processing expenses, fraud losses associated with debit cards, charitable contributions, professional fees, transaction fees, insurance, regulatory assessment and advertising expense resulting from our growth strategy also contributed to the growth in other operating expenses.

       One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets, a non-GAAP measure. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income. For the twelve months ended December 31, 2016, the ratio equaled 2.51% compared to 2.83% for the twelve months ended December 31, 2015, respectively.  The decline in this ratio was mainly due to higher average assets related to our growth strategy of adding and relocating stores.

       Another productivity measure utilized by management is the operating efficiency ratio, a non-GAAP measure. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. The efficiency ratio equaled 89.8% for the twelve months ended December 31, 2016, compared to 94.2% for the twelve months ended December 31, 2015. The decrease for the twelve months ended December 31, 2016 versus the twelve months ended December 31, 2015 was due to both net interest income and noninterest income increasing at a faster rate than noninterest expenses.

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

       Net Income and Net Income per Common Share

       Net income for the twelve months ended December 31, 2016 was $4.9 million, an increase of $2.5 million compared to $2.4 million for the twelve months ended December 31, 2015. For the twelve months  ended December 31, 2016, basic and fully-diluted net income per common share were $0.13 and $0.12, respectively, compared to basic and fully-diluted net income per common share of $0.06 for the twelve months ended December 31, 2015.

       Return on Average Assets and Average Equity

       Return on average assets (ROA) measures our net income in relation to our total average assets. The ROA for the twelve months ended December 31, 2016 and 2015 was 0.30% and 0.19%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE for the twelve months ended December 31, 2016 was 3.97%, compared to 2.14% for the twelve months ended December 31, 2015.

Financial Condition

December 31, 2017 compared to December 31, 2016

Total assets increased by $398.4 million to $2.3 billion at December 31, 2017, compared to $1.9 billion at December 31, 2016.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount in these three categories increased by $27.4 million to $61.9 million at December 31, 2017, from $34.6 million at December 31, 2016.

 Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration ("SBA") which we usually originate with the intention of selling in the future and residential mortgage loans, which we also intend to sell in the future. Total SBA loans held for sale were $2.3 million at December 31, 2017 compared to $4.2 million at December 31, 2016.  Residential mortgage loans held for sale totaled $43.4 million at December 31, 2017 versus $23.9 million at December 31, 2016. Loans held for sale, as a percentage of our total assets, were less than 2.0% at December 31, 2017.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $28.5 million at December 31, 2017. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit. There were no loans in excess of the legal lending limit at December 31, 2017.  A $19.0 million threshold, which amounts to approximately 10% of total regulatory capital, reflects an additional internal monitoring guideline. Such relationships in excess of $19.0 million on December 31, 2017 amounted to $72.9 million.

 Loans increased $197.0 million, or 20%, to $1.2 billion at December 31, 2017, versus $965.0 million at December 31, 2016. This growth was the result of an increase in loan demand in the residential mortgage, commercial real estate, construction and land development, owner occupied real estate, and consumer categories driven by the successful execution of our relationship banking strategy which focuses on customer service.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), municipal securities, corporate bonds, asset-backed securities (ABS), and pooled trust preferred securities (CDO).  Available-for-sale securities totaled $464.4 million at December 31, 2017 as compared to $369.7 million at December 31, 2016. The increase was primarily due to the purchase of available-for-sale securities totaling $165.1 million partially offset by sales and pay downs of securities totaling $79.7 million during 2017. At December 31, 2017, the portfolio had a net unrealized loss of $11.2 million compared to a net unrealized loss of $10.7 million at December 31, 2016. The change in value of the investment portfolio was driven by an increase in market interest rates which drove a decrease in value of the securities held in our portfolio during 2017.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (SBIC) and Small Business Administration (SBA) bonds, CMO's and MBS's. The fair value of securities held-to-maturity totaled $463.8 million and $425.2 million at December 31, 2017 and December 31, 2016, respectively. The increase was primarily due to the purchase of securities totaling $89.4 million partially offset by pay downs of securities held in the portfolio totaling $37.3 million by during the year ended December 31, 2017.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of December 31, 2017 and December 31, 2016.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh ("FHLB") and Atlantic Community Bankers Bank ("ACBB").

At December 31, 2017 and December 31, 2016, the investment in FHLB stock totaled $1.8 million and $1.2 million, respectively.  The increase was due to a higher required investment in FHLB stock during 2017. At both December 31, 2017 and December 31, 2016, ACBB stock totaled $143,000.

Other Real Estate Owned

    The balance of other real estate owned decreased to $7.0 million at December 31, 2017 from $10.2 million at December 31, 2016, primarily due to the write-down of a single asset held in the OREO portfolio in the amount of $2.7 million.

Goodwill

Goodwill amounted to $5.0 million at both December 31, 2017 and December 31, 2016.  All goodwill was allocated to Oak Mortgage ("the Reporting Unit") as of December 31, 2017 and 2016, respectively.

Goodwill is reviewed for impairment annually as of July 31 and between annual tests when events and circumstances indicate that impairment may have occurred. Impairment is a condition that exists when the carrying amount of goodwill exceeds its implied fair value. As of July 31, 2017, the fair value of the Reporting Unit exceeded its carrying value by 11%. The determination of the fair value of the Reporting Unit incorporates assumptions that marketplace participants would use in their estimates of fair value of the Reporting Unit in a change of control transaction, as prescribed by ASC Topic 820.

To arrive at a conclusion of fair value, we utilize both the Income and Market Approach and then apply weighting factors to each result. Weighting factors represent our best business judgment of the weightings a market participant would utilize in arriving at a fair value for the reporting unit. In performing our analyses, we also made numerous assumptions with respect to industry performance, business, economic and market conditions and various other matters, many of which cannot be predicted and are beyond our control. With respect to financial projections, projections reflect the best currently available estimates and judgments as to the expected future financial performance of the Reporting Unit.

Premises and Equipment

The balance of premises and equipment increased to $74.9 million at December 31, 2017 from $57.0 million at December 31, 2016. The increase was primarily due to premises and equipment expenditures of $22.5 million less depreciation and amortization expenses of $4.6 million. New stores were opened in Cherry Hill, Sicklerville, and Medford in NJ during 2017 bringing the total store count to twenty-two. We ended the year with stores under construction in Gloucester Township and Lumberton in NJ and Fairless Hills, PA which are scheduled to be completed in early 2018.

Deposits

       Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic's major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $385.6 million to $2.1 billion at December 31, 2017, from $1.7 billion at December 31, 2016. The increase was the result of growth across all deposit categories, led by a significant rise in demand deposit balances. We constantly focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction.  We are also in the midst of an aggressive expansion and relocation plan which we refer to as "The Power of Red is Back".  Over the last three years, we have opened twelve new store locations and have several more in various stages of construction and development. This strategy has also allowed us to build a stable core-deposit base and nearly eliminate our dependence upon the more volatile sources of funding found in brokered and public fund certificates of deposit.

Shareholders' Equity

Total shareholders' equity increased $11.4 million to $226.5 million at December 31, 2017 compared to $215.1 million at December 31, 2016. The increase was primarily due to net income of $8.9 million recognized during the year end December 31, 2017.

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

A summary of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2017, 2016, and 2015 is as follows:

	At December 31,
(dollars in thousands)	2017	2016	2015
Available for sale
Collateralized mortgage obligations	$327,972	$230,252	$180,795
Agency mortgage-backed securities	55,664	37,973	10,073
Municipal securities	15,142	26,825	22,814
Corporate bonds	62,670	66,718	54,294
Asset-backed securities	13,414	15,565	17,631
Trust preferred securities	725	3,063	3,070
Other securities	-	-	115
Total amortized cost of securities	$475,587	$380,396	$288,792

Total fair value of investment securities	$464,430	$369,739	$284,795

Held to maturity
U.S. Government agencies	$112,605	$98,538	$17,067
Collateralized mortgage obligations	215,567	202,990	146,458
Agency mortgage-backed securities	143,041	129,951	7,732
Other securities	1,000	1,020	1,020
Total amortized cost of securities	$472,213	$432,499	$172,277

Total fair value of investment securities	$463,799	$425,183	$171,845

The strong growth in deposit balances during 2017, 2016, and 2015 has resulted in a corresponding increase in interest earning assets.  A capital raise in the amount of $100 million completed in December 2016 also contributed to the growth of interest earning assets in 2016 and 2017. The total amortized cost of the investment securities portfolio has grown to $947.8 million at December 31, 2017 compared to $812.9 million at December 31, 2016 and $461.1 million at December 31, 2015.  Investment securities represented 40% of total assets at December 31, 2017 and 42% of total assets at December 31, 2016.  We evaluate our investment securities portfolio on a continual basis in light of the interest rate environment and changing market conditions and when appropriate, take necessary actions to improve and enhance our overall positioning.  We consider the portfolio to be well structured and of high quality. At December 31, 2017, 90% of the portfolio consisted of U.S. government agency securities which were rated Aaa /AA+ by the major credit rating agencies.

       The investment securities portfolio includes securities classified as both available for sale and held to maturity. During 2017 and 2016, we designated a portion of our securities portfolio as held to maturity based our intent and ability to hold those securities until they mature.

       The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates rise and increases when interest rates fall. In addition, the fair value generally decreases when credit spreads widen and increases when credit spreads tighten. Net unrealized losses in the total investment securities portfolio increased to $19.6 million at December 31, 2017 compared to net unrealized losses of $18.0 million at December 31, 2016 as a result of a rise in interest rates in 2017. The comparable amounts for the securities classified as available for sale were unrealized losses of $11.2 million at December 31, 2017 and unrealized gains of $10.7 million at December 31, 2016.

No single issuer of securities (excluding government agencies) in the portfolio exceeded more than 10% of shareholders' equity at December 31, 2017 and December 31, 2016.

At December 31, 2017, the investment portfolio included twenty-three municipal securities with a total market value of $15.1 million.  These securities are reviewed quarterly for impairment.  Each bond carries an investment grade rating by either Moody's or Standard & Poor's. In addition, we periodically conduct our own independent review on each issuer to ensure the financial stability of the municipal entity.  The largest geographic concentration was in Pennsylvania and New Jersey where twenty-one municipal securities had a market value of $14.3 million. As of December 31, 2017, management found no evidence of other than temporary impairment ("OTTI") on any of the municipal securities held in the investment securities portfolio.

At December 31, 2017, the portfolio included two asset-backed securities with a total market value of $13.5 million. Neither security was in an unrealized loss position. The asset-backed securities consist solely of Sallie Mae bonds, collateralized by student loans which are guaranteed by the U.S. Department of Education.

At December 31, 2017, the portfolio also included one pooled trust preferred security (CDO) with a market value of $489,000. The unrealized loss for the CDO was due to the secondary market for such securities becoming inactive and is considered temporary.

During 2017, we sold two CDO securities. Proceeds from the sale of the CDO securities totaled $1.5 million. Gross losses of $798,000 were realized on these sales.  The tax provision applicable to the net losses for the twelve months ended December 31, 2017 amounted to $287,000. Management had previously stated that it did not intend to sell the CDO securities prior to their maturity or the recovery of their cost bases, nor would it be forced to sell these securities prior to maturity or recovery of the cost bases.  This statement was made over a period of several years where there was limited trading activity in the pooled trust preferred CDO market resulting in fair market value estimates well below the book values. During 2017, management received several inquiries regarding the availability of the CDO securities and noted an increased level of trading in this type of security. As a result of the increased activity and the level of bids received, management elected to sell the two CDOs during 2017. The Bank continues to demonstrate the ability and intent to hold the remaining CDO until maturity or recovery of the cost basis, but will evaluate future opportunities to sell the remaining CDO if they arise. During 2016, we sold no CDO securities.

During 2017, we sold thirty-three municipal bonds, two CMOs, two corporate bonds, and one agency MBS. Proceeds of sales totaled $29.7 million. Gross gains of $652,000 were realized on these sales. The tax provision applicable to the gross gains amounted to $235,000. During 2016, we sold eight CMOs, two agency mortgage-backed securities, and one corporate bond. Proceeds of sales totaled $78.6 million. Gross gains of $680,000 and gross losses of $24,000 were realized on these sales. The tax provision applicable to the gross gains amounted to $244,000.

The following table presents the maturity distribution and weighted average yield by holding type and year of maturity of our investment securities portfolio at December 31, 2017. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these securities are classified separately with no specific maturity date.
	December 31, 2017
	Within One Year		One to Five Years		Five to Ten Years		Past Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Fair value	Amortized Cost	Yield
Available for Sale
Collateralized mortgage obligations	$-	-	$-	-	$-	-	$-	-	$320,241	$327,972	2.36%
Agency mortgage-backed securities	-	-	-	-	-	-	-	-	54,866	55,664	2.36%
Municipal securities	1,156	3.56%	1,938	2.09%	10,542	2.72%	1,464	2.48%	15,100	15,142	2.68%
Corporate bonds	-	-	4,686	2.80%	52,510	3.86%	3,086	4.21%	60,282	62,670	3.74%
Asset-backed securities	-	-	-	-	13,452	2.64%	-	--	13,452	13,414	2.64%
Trust Preferred securities	-	-	-	-	489	4.14%	-	-	489	725	4.14%
Total AFS securities	$1,156	3.56%	$6,624	2.59%	$76,993	3.49%	$4,550	3.65%	$464,430	$475,587	2.57%

Held to Maturity
U.S. Government Agencies	$-	-	$10,116	2.47%	$100,304	2.41%	$-	-	$110,420	$112,605	2.41%
Collateralized mortgage obligations	-	-	-	-	-	-	-	-	211,911	215,567	2.50%
Agency mortgage-backed securities	-	-	-	-	-	-	-	-	140,468	143,041	2.54%
Other securities	-	-	1,000	2.25%	-	-	-	-	1,000	1,000	2.25%
Total HTM securities	$-	-	$11,116	2.45%	$100,304	2.41%	$-	-	$463,799	$472,213	2.49%

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management's best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows. The Level 3 investment securities classified as available for sale are comprised of a single trust preferred security and a single corporate bond.

The trust preferred security is a pool of similar securities that are grouped into an asset structure commonly referred to as collateralized debt obligations ("CDOs") which consist of the debt instruments of various banks, diversified by the number of participants in the security as well as geographically.  The secondary market for this security has become inactive, and therefore the security is classified as a Level 3 security. The fair value analysis does not reflect or represent the actual terms or prices at which any party could purchase the security. There is currently a limited secondary market for this security and there can be no assurance that any secondary market for the security will expand.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2017, 2016, and 2015:

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1,	$1,820	$2,971	$1,883	$2,834	$3,193	$3,005
Unrealized gains (losses)	1,006	115	(56)	137	882	(171)
Paydowns	-	-	-	-	(19)	-
Proceeds from sales	(1,539)	-	-	-	(1,952)	-
Realized losses	(798)	-	-	-	(218)	-
Impairment charges on Level 3	-	-	(7)	-	(3)	-
Balance, December 31,	$489	$3,086	$1,820	$2,971	$1,883	$2,834

An independent, third party pricing service is used to estimate the current fair market value of the CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred security, the financial condition of the issuers of the trust preferred security, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of the security and its specific collateral as of December 31, 2017 and December 31, 2016. Financial information on the issuers was also obtained from Bloomberg, the FDIC, and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages.

The fair market valuation for the CDO was determined based on discounted cash flow analyses. The cash flows are primarily dependent on the estimated speeds at which the trust preferred security is expected to prepay, the estimated rates at which the trust preferred security are expected to defer payments, the estimated rates at which the trust preferred security are expected to default, and the severity of the losses on the security that defaults.

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

Also included in Level 3 investment securities classified as available for sale is a corporate bond that is not actively traded.  Impairment would depend on the repayment ability of the underlying issuer, which is assessed through a detailed quarterly review of the issuer's financial statements.  The issuer is a "well capitalized" financial institution as defined by federal banking regulations and has demonstrated the ability to raise additional capital, when necessary, through the public capital markets. The fair value of this corporate bond is estimated by obtaining a price of a comparable floating rate debt instrument through Bloomberg.

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic's commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic's legal lending limit of approximately $28.5 million at December 31, 2017. Management has established an internal monitoring guideline for loan relationships in the amount of $19.0 million which approximates 10% of capital and reserves. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $19.0 million at December 31, 2017 amounted to $72.9 million. There were no loans in excess of the legal lending limit at December 31, 2017.

The majority of loans outstanding are with borrowers in our marketplace, Philadelphia and the surrounding suburbs, including southern New Jersey. In addition, we have loans to customers whose assets and businesses are concentrated in real estate. Repayment of our loans is in part dependent upon general economic conditions affecting our market place and specific industries in which our customers operate. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral varies but primarily includes residential, commercial and income-producing properties.

At December 31, 2017, we had loan concentrations exceeding 10% of total loans for credits extended to lessors of nonresidential real estate in the aggregate amount of $266.8 million, which represented 23.0% of gross loans receivable, private households in the aggregate amount of $135.3 million which represented 11.6% of gross loans receivable, and lessors of residential real estate in the aggregate amount of $128.7 million, which represented 11.1% of gross loans receivable.  Loan concentrations are considered to exist when amounts are loaned to multiple numbers of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions. At December 31, 2017, we had no foreign loans outstanding.

The following table sets forth gross loans by major categories for the periods indicated:

	At December 31,
(dollars in thousands)	2017	2016	2015	2014	2013

Commercial real estate	$433,304	$378,519	$349,726	$379,259	$342,794
Construction and land development	104,617	61,453	46,547	29,861	23,977
Commercial and industrial	173,343	174,744	181,850	145,113	118,209
Owner occupied real estate	309,838	276,986	246,398	188,025	160,229
Consumer and other	76,183	63,660	48,126	39,713	31,981
Residential mortgage	64,764	9,682	2,380	408	2,359
Total loans	$1,162,049	$965,044	$875,027	$782,379	$679,549

Deferred loan costs (fees)	229	(72)	(258)	(439)	(238)
Total loans, net of deferred loan fees	$1,162,278	$964,972	$874,769	$781,940	$679,311

Total loans, net of deferred loan fees, increased $197.3 million, or 20%, to $1.2 billion at December 31, 2017, versus $965.0 million at December 31, 2016. This growth was the result of an increase in loan demand in the residential mortgage, commercial real estate, construction and development, owner occupied real estate, and consumer categories driven by the successful execution of our relationship banking strategy which focuses on customer service.

Loan Maturity and Interest Rate Sensitivity

The amount of loans outstanding by category as of the dates indicated, which are due in: (i) one year or less, (ii) more than one year through five years, and (iii) over five years, is shown in the following table.  Loan balances are also categorized according to their sensitivity to changes in interest rates.

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Total
Fixed rate:
1 year or less	$58,075	$10,587	$11,448	$16,794	$139	$-	$97,043
1-5 years	248,281	13,242	43,625	117,952	693	-	423,793
After 5 years	91,061	8,879	56,019	102,498	13,476	62,500	334,433
Total fixed rate	397,417	32,708	111,092	237,244	14,308	62,500	855,269

Adjustable rate:
1 year or less	$15,921	$26,383	$35,565	$4,013	$252	$-	$82,134
1-5 years	17,500	37,489	18,546	6,276	6,288	-	86,099
After 5 years	2,466	8,037	8,140	62,305	55,335	2,264	138,547
Total adjustable rate	35,887	71,909	62,251	72,594	61,875	2,264	306,780

Total	$433,304	$104,617	$173,343	$309,838	$76,183	$64,764	$1,162,049

In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, and at interest rates prevailing at the date of renewal.  At December 31, 2017, 73.6% of total loans were fixed rate compared to 71.5% at December 31, 2016.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated:

	At December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Loans accruing, but past due 90 days or more	$-	$302	$-	$-	$-
Non-accrual loans:
Commercial real estate	8,963	13,089	5,913	13,979	1,104
Construction and land development	-	-	117	377	1,618
Commercial and industrial	2,895	3,151	3,156	4,349	6,837
Owner occupied real estate	2,136	1,546	2,894	2,306	205
Consumer and other	851	808	542	429	656
Residential mortgage	-	-	-	-	-
Total non-accrual loans	14,845	18,594	12,622	21,440	10,420
Total non-performing loans(1)	14,845	18,896	12,622	21,440	10,420
Other real estate owned	6,966	10,174	11,313	3,715	4,059
Total non-performing assets(1)	$21,811	$29,070	$23,935	$25,155	$14,479

Non-performing loans as a percentage of total loans, net of unearned income(1)	1.28%	1.96%	1.44%	2.74%	1.53%
Non-performing assets as a percentage of total assets	0.94%	1.51%	1.66%	2.07%	1.51%

(1) Non-performing loans are comprised of (i) loans that are on non-accrual basis and (ii) accruing loans that are 90 days or more past due. Non-performing assets are composed of non-performing loans and other real estate owned.

Problem loans can consist of loans that are performing, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms.  At December 31, 2017, all identified problem loans included in the preceding table are internally classified and have been evaluated for a specific reserve allocation in the allowance for loan losses (see discussion on "Allowance for Loan Losses").

Non-performing assets decreased by $7.3 million, or 25%, to $21.8 million at December 31, 2017, compared to $29.1 million at December 31, 2016. The decrease in non-performing loans was primarily driven by a single loan relationship that was restructured and returned to performing status during 2017 after an appropriate period of recurring payments. The reduction in other real estate owned was mainly the result of a $2.7 million write-down of the largest asset held in the OREO portfolio. Management decided to aggressively pursue a resolution of this asset which resulted in the execution of an agreement of sale during the fourth quarter 2017. Closing on this sale is expected to occur during the first quarter 2018. The remaining change in non-performing assets was the result of various write-downs, charge-offs, OREO sales, and transfers during the year.

The following summary shows the impact on interest income of non-accrual loans, subsequent to being placed on non-accrual for the periods indicated:

	For the Year Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Interest income that would have been recorded had the loans been in accordance with their original terms	$590	$1,024	$765	$980	$488
Interest income included in net income	$-	$-	$-	$-	$-

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

We evaluate loans for impairment and potential charge-off on a quarterly basis.  Management regularly monitors the condition of borrowers and assesses both internal and external factors in determining whether any loan relationships have deteriorated. Any loan rated as substandard or lower will have an individual collateral evaluation analysis prepared to determine if a deficiency exists. We first evaluate the primary repayment source.  If the primary repayment source is determined to be insufficient and unlikely to repay the debt, we then look to the secondary repayment sources. Secondary sources are conservatively reviewed for liquidation values. Updated appraisals and financial data are obtained to substantiate current values.  If the reviewed sources are deemed to be inadequate to cover the outstanding principal and any costs associated with the resolution of a troubled loan, an estimate of the deficient amount will be calculated and a specific allocation of loan loss reserve is recorded.

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

The factors supporting the allowance for loan losses do not diminish the fact that the entire allowance for loan losses is available to absorb losses in the loan portfolio and related commitment portfolio, respectively. Our principal focus, therefore, is on the adequacy of the total allowance for loan losses. The allowance for loan losses is subject to review by banking regulators on a regular basis. Our primary bank regulators regularly conduct examinations of the allowance for loan losses and make assessments regarding the adequacy and the methodology employed in their determination.

A detailed analysis of our allowance for loan losses for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 is as follows:
	For the Year Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013

Balance at beginning of period	$9,155	$8,703	$11,536	$12,263	$9,542
Charge-offs:
Commercial real estate	-	-	2,624	364	1,291
Construction and land development	-	60	260	303	60
Commercial and industrial	1,366	143	408	1,185	611
Owner occupied real estate	157	1,052	133	150	320
Consumer and other	53	11	-	10	75
Residential mortgage	-	10	-	-	-
Total charge-offs	1,576	1,276	3,425	2,012	2,357
Recoveries:
Commercial real estate	54	6	4	5	54
Construction and land development	-	-	5	214	-
Commercial and industrial	64	163	49	166	63
Owner occupied real estate	-	-	-	-	-
Consumer and other	2	2	34	-	26
Residential mortgage	-	-	-	-	-
Total recoveries	120	171	92	385	143
Net charge-offs	1,456	1,105	3,333	1,627	2,214
Provision for loan losses	900	1,557	500	900	4,935
Balance at end of period	$8,599	$9,155	$8,703	$11,536	$12,263

Average loans outstanding(1)	$1,090,851	$936,492	$820,820	$724,231	$640,233

As a percent of average loans:(1)
Net charge-offs	0.13%	0.12%	0.41%	0.22%	0.35%
Provision for loan losses	0.08%	0.17%	0.06%	0.12%	0.77%
Allowance for loan losses	0.79%	0.98%	1.06%	1.59%	1.92%

Allowance for loan losses to:
Total loans, net of unearned income	0.74%	0.95%	0.99%	1.48%	1.81%
Total non-performing loans	57.93%	48.45%	68.95%	53.81%	117.69%

(1) Includes non-accruing loans.

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.  We recorded a loan loss provision in the amount of $900,000 in 2017 compared to a $1.6 million provision in 2016. Non-performing loans decreased by $4.1 million, or 21%, to $14.8 million at December 31, 2017, compared to $18.9 million at December 31, 2016. Impaired loans also decreased to $24.7 million at December 31, 2017 from $28.2 million at December 31, 2016. A decrease in the allowance required for loans individually evaluated for impairment driven by a reduction in impaired loans was partially offset by an increase driven by growth in the loan portfolio during 2017.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 57.9% at December 31, 2017 as compared to 48.4% at December 31, 2016 and 69.0% at December 31, 2015.  The increase in the coverage ratio during 2017 was mainly driven by the decrease in non-performing loans during the year. All loans individually evaluated for impairment are adequately secured with collateral and/or specific reserves. Coverage is considered adequate by management as of December 31, 2017.

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

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which there were partial charge-offs during the year amounted to $1.4 million at December 31, 2017 compared to $2.4 million at December 31, 2016. This decrease was primarily driven by a charge-off related to a single loan relationship in 2017.

Our charge-off policy is reviewed on an annual basis and updated as necessary.  During the twelve months ended December 31, 2017, there have been no changes made to this policy.

We have an existing loan review program, which monitors the loan portfolio on an ongoing basis. A loan review officer who reviews both the loan portfolio and overall adequacy of the allowance for loan losses conducts this loan review on a quarterly basis and reports directly to the Board of Directors.

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management's opinion, the allowance for loan losses was appropriate at December 31, 2017. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

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

The allocation of the allowance for loan losses for the past five years is as follows:

	At December 31,
	2017		2016		2015		2014		2013
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial real estate	$3,774	37.3%	$3,254	39.2%	$2,393	40.0%	$6,828	48.5%	$6,454	50.4%
Construction and land development	725	9.0%	557	6.4%	338	5.3%	917	3.8%	1,948	3.5%
Commercial and industrial	1,317	14.9%	2,884	18.1%	2,932	20.8%	1,579	18.5%	2,309	17.4%
Owner occupied real estate	1,737	26.7%	1,382	28.7%	2,030	28.1%	1,638	24.0%	985	23.6%
Consumer and other	573	6.5%	588	6.6%	295	5.5%	234	5.1%	225	4.7%
Residential mortgage	392	5.6%	58	1.0%	14	0.3%	2	0.1%	14	0.4%
Unallocated	81	-	432	-	701	-	338	-	328	-
Total allowance for loan losses	$8,599	100%	$9,155	100%	$8,703	100%	$11,536	100%	$12,263	100%

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

We also provide specific reserves for impaired loans to the extent the estimated realizable value of the underlying collateral is less than the loan balance, when the collateral is the only source of repayment. Also, we estimate and recognize reserve allocations on loans identified as "internally classified accruing loans" based upon any factor that might impact loss estimates. Those factors include but are not limited to the impact of economic conditions on the borrower and management's potential alternative strategies for loan or collateral disposition.  An unallocated allowance is established for losses that have not been identified through the formulaic and other specific components of the allowance as described above. Management has identified several factors that impact credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of macro and micro economic conditions, industry and geographic loan concentrations, changes in the composition of the loan portfolio, changes in underwriting processes and trends in problem loan and loss recovery rates. The impact of the above is considered in light of management's conclusions as to the overall adequacy of underlying collateral and other factors.

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

A loan is considered impaired, in accordance with ASC 310, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans, but also include internally classified accruing loans.  As of December 31, 2017, management identified a total of five troubled debt restructurings in the loan portfolio in the amount of $8.2 million. Three troubled debt restructurings in the amount of $6.2 million were identified as of December 31, 2016.

The following table presents our impaired loans at December 31, 2017, 2016, and 2015:

		December 31,
(dollars in thousands)	2017	2016	2015
Impaired loans without a valuation allowance	$15,270	$15,740	$15,497
Impaired loans with a valuation allowance	9,446	12,430	6,632
Total impaired loans	$24,716	$28,170	$22,129

Valuation allowance related to impaired loans	$2,790	$3,468	$2,238
Total nonaccrual loans	14,845	18,594	12,622
Total loans past-due ninety days or more and
still accruing	-	302	-

For the years ended December 31, 2017, 2016, and 2015, the average recorded investment in impaired loans was approximately $25.4 million, $25.7 million, and $29.5 million, respectively.  Republic earned $607,000, $502,000, and $516,000 of interest income on impaired loans (internally classified accruing loans) in 2017, 2016, and 2015, respectively.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

Total impaired loans decreased by $3.5 million, or 12%, during the year ended December 31, 2017. This decrease was primarily driven by the payoff of a single loan relationship in the amount of $5.7 million in 2017. The valuation allowance related to impaired loans decreased to $2.8 million at December 31, 2017 compared to $3.5 million at December 31, 2016. At December 31, 2017 and 2016, internally classified accruing loans totaled approximately $9.9 million and $9.6 million, respectively.

The following table presents our 30 to 89 days past due loans at December 31, 2017, 2016, and 2015:

	December 31,
(dollars in thousands)	2017	2016	2015
30 to 59 days past due	$1,113	$1,060	$2,878
60 to 89 days past due	-	31	9,315
Total loans 30 to 89 days past due	$1,113	$1,091	$12,193
Management has engaged in active discussions with all delinquent relationships to address delinquencies and is confident that acceptable resolutions will be achieved in the near term.

Deposits

Total deposits at December 31, 2017 were $2.1 billion, an increase of $385.6 million or 23% from total deposits of $1.7 billion at December 31, 2016.  Total deposits by account type at December 31, 2017, 2016, and 2015 are as follows:

	At December 31,
(dollars in thousands)	2017	2016	2015
Demand deposits, non-interest bearing	$438,500	$324,912	$243,695
Demand deposits, interest bearing	807,736	605,950	381,499
Money market & savings deposits	700,322	635,644	556,526
Time deposits	116,737	111,164	67,578
Total deposits	$2,063,295	$1,677,670	$1,249,298

In general, Republic pays higher interest rates on time deposits compared to other deposit categories.  Republic's various deposit liabilities may fluctuate from period-to-period, reflecting customer behavior and strategies to optimize net interest income.  The increase in total deposits to $2.1 billion at December 31, 2017 from $1.7 billion at December 31, 2016 was primarily the result of a $315.4 million increase in demand deposits and a $64.7 million increase in money market and savings deposits, which reflects the success of our strategy based on a high level of customer service and satisfaction, which drives the gathering of low-cost core deposits. This strategy has also allowed us to eliminate our dependence on the more volatile source of funding in brokered and internet based certificates of deposit.

The average balances and weighted average rates of Republic's deposits for the last three years are as follows:

	For the Years Ended December 31,
	2017		2016		2015
(dollars in thousands)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposits:
Non-interest bearing	$372,171		$284,326		$235,810
Interest bearing	687,586	0.44%	510,745	0.41%	349,055	0.40%
Money market & savings deposits	629,464	0.50%	586,750	0.45%	508,846	0.43%
Time deposits	110,952	1.12%	89,713	1.05%	73,819	0.94%
Total deposits	$1,800,173	0.41%	$1,471,534	0.39%	$1,167,530	0.37%

The remaining maturity of certificates of deposit for $100,000 or more as of December 31, 2017 is as follows:

(dollars in thousands)
Maturity:
3 months or less	$15,985
3 to 6 months	8,302
6 to 12 months	7,196
Over 12 months	53,489
Total	$84,972

The following is a summary of the remaining maturity of time deposits, which includes certificates of deposits of $100,000 or more, as of December 31, 2017:

(dollars in thousands)
Maturity:
2018	$54,454
2019	37,143
2020	23,369
2021	974
2022	797
Thereafter	-
Total	$116,737

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $264.3 million and $215.9 million and standby letters of credit of approximately $12.6 million and $5.7 million at December 31, 2017 and 2016, respectively.  Commitments often expire without being drawn upon. The $264.3 million of commitments to extend credit at December 31, 2017, substantially all were variable rate commitments.

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

Contractual Obligations and Other Commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2017:

(dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Minimum annual rentals or non-cancellable operating leases	$30,503	$3,735	$7,004	$4,323	$15,441
Branch construction commitments	8,500	8,500	-	-	-
Remaining contractual maturities of time deposits	116,964	54,681	60,512	1,771	-
Subordinated debt	22,507	31	-	-	22,476
Director and Officer retirement plan obligations	1,178	647	175	99	257
Loan commitments	264,269	100,761	63,870	22,673	76,965
Standby letters of credit	12,635	11,608	818	-	209
Total	$456,556	$179,963	$132,379	$28,866	$115,348

As of December 31, 2017, we had entered into non-cancelable lease agreements for our main office and operations center, fifteen current retail branch facilities, five loan offices, and one training center expiring on various dates through May 31, 2037. The leases are accounted for as operating leases. The minimum rental payments required under these leases are $30.5 million through the year 2037.
We have retirement plan agreements with certain directors and officers.  At December 31, 2017, the accrued benefits under the plan were approximately $1.2 million, with a minimum age of 65 established to qualify for the payments.

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

The following tables present a summary of our GAP analysis at December 31, 2017.  Amounts shown in the table include both estimated maturities and instruments scheduled to re-price, including prime based loans.  For purposes of these tables, we have used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally, certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities. The interest rate on a portion of the CDO is variable and adjusts quarterly.

Interest Rate Sensitivity Gap As of December 31, 2017
(dollars in thousands)	0 – 90 Days	91-180 Days	181-365 Days	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More than 5 Years	Financial Statement Total	Fair Value
Interest sensitive assets:
Investment securities and other interest-bearing balances	$57,159	$32,756	$70,898	$155,616	$149,566	$107,374	$75,629	$315,432	$964,430	$956,016
Average interest rate	2.49%	2.47%	2.48%	2.48%	2.48%	2.53%	2.47%	2.84%	2.59%
Loans receivable	355,151	48,140	106,075	89,041	135,057	136,459	153,777	184,278	1,207,978	1,174,618
Average interest rate	5.50%	3.62%	3.30%	4.63%	4.38%	4.47%	4.54%	3.78%	4.54%
Total	$412,310	$80,896	$176,973	$244,657	$284,623	$243,833	$229,406	$499,710	$2,172,408	$2,130,634

Cumulative totals	$412,310	$493,206	$670,179	$914,836	$1,199,459	$1,443,292	$1,672,698	$2,172,408

Interest sensitive liabilities:
Demand interest bearing(1)	$-	$-	$-	$-	$-	$-	$-	$807,736	$807,736	$807,736
Average interest rate	-	-	-	-	-	-	-	0.54%	0.54%
Savings accounts(1)	631	631	1,262	2,742	111	1,055	123	199,231	205,786	205,786
Average interest rate	0.35%	0.35%	0.35%	0.25%	0.47%	0.23%	0.22%	0.45%	0.44%
Money market accounts(1)	3,587	3,587	7.173	9,768	7,661	17,807	21,081	423,872	494,536	494,536
Average interest rate	0.57%	0.57%	0.57%	0.57%	0.57%	0.54%	0.53%	0.52%	0.53%
Time deposits	25,172	14,092	15,191	37,143	23,369	974	796	-	116,737	115,673
Average interest rate	0.72%	0.95%	0.68%	1.38%	1.61%	0.99%	0.99%	-	1.13%
Subordinated debt	11,341	-	-	-	-	-	-	10,340	21,681	18,458
Average interest rate	3.13%	-	-	-	-	-	-	8.00%	5.53%
Total	$40,731	$18,310	$23,626	$49,653	$31,141	$19,836	$22,000	$1,441,179	$1,646,476	$1,642,189

Cumulative totals	$40,731	$59,041	$82,667	$132,320	$163,461	$183,297	$205,297	$1,646,476

Interest rate sensitivity GAP	$371,579	$62,586	$153,347	$195,004	$253,482	$223,997	$207,406	$(941,469)
Cumulative GAP	$371,579	$434,165	$587,512	$782,516	$1,035,998	$1,259,995	$1,467,401	$525,932
Interest sensitive assets/Interest sensitive liabilities	1012.28%	835.36%	810.70%	691.38%	733.794%	787.41%	814.77%	131.94%
Cumulative GAP/ Total earning assets	17.10%	19.99%	27.04%	36.02%	47.69%	58.00%	67.55%	24.21%

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

Net Portfolio Value and Net Interest Income Analysis

The income simulation models management used to measure interest rate risk and manage interest rate sensitivity generates estimates of the change in net portfolio value (NPV) and net interest income (NII) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of December 31, 2017 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated (dollars in thousands):

	Net Portfolio Value			NPV as a % of Portfolio Value of Assets
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change (in Basis Points)

+400	$307,305	$6,977	2.32%	15.25%	208
+300	327,659	27,331	9.10%	15.78%	261
+200	349,532	49,204	16.38%	16.24%	307
+100	336,641	36,313	12.09%	15.17%	200
Static	300,328	-	0.00%	13.17%	-
-100	215,761	(84,567)	(28.16)%	9.33%	(384)

In addition to modeling changes in NPV, we also analyze potential changes to NII for a forecasted twelve-month period under rising and falling interest rate scenarios. The following table shows the NII model as of December 31, 2017 (dollars in thousands):

Change in Interest Rates in Basis Points(1)	Net Interest Income	$ Change	% Change

+400	$82,095	7,154	9.55%
+300	80,374	5,433	7.25%
+200	78,617	3,676	4.91%
+100	76,781	1,840	2.46%
Static	74,941	-	0.00%
-100	73,273	(1,668)	(2.23)%

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

On June 10, 2008, Republic First Bancorp Capital Trust IV (Trust IV) issued $10.8 million of convertible trust preferred securities as part of our strategic capital plan.  The securities were purchased by investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp, and as of December 5, 2016, our chairman.  The investor group also included a family trust of Harry D. Madonna, chairman, president and chief executive officer of Republic Bank, and Theodore J. Flocco, Jr., who has been elected by the shareholders to our Board of Directors and serves as the Chairman of our Audit Committee.  Trust IV also issued $0.3 million of common securities to us.  Trust IV purchased $11.1 million of our fixed rate junior subordinated convertible debentures due 2038, which pay interest at an annual rate of 8.0% and are redeemable on any interest payment date (a) at any time on or after June 13, 2013 if the closing price of our common stock for 20 trading days in the period of 30 consecutive trading days ending on the trading day prior to the mailing of the notice of redemption exceeds 120% of the then-applicable conversion price, or (b) on or after June 30, 2018, without a prepayment penalty.  The trust preferred securities of Trust IV are currently convertible into approximately 1.7 million shares of our common stock, which is subject to customary adjustments.  One independent director converted $240,000 of trust preferred securities into 37,000 shares of common stock in 2017.

Deferred issuance costs included in subordinated debt were $555,000 and $595,000 at December 31, 2017 and December 31, 2016, respectively. Amortization of deferred issuance costs were $29,000, $24,000, and $24,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

On January 31, 2018, we notified the existing holders of our intent to fully redeem these securities in accordance with the Optional Redemption terms included in the Indenture Agreement. The securities will be redeemed on March 31, 2018 at a price equal to the outstanding principal amount, plus accrued interest. The holders have the option to convert these securities into shares of our common stock at any time until the end of the last business day preceding the redemption date.

On April 22, 2014, we issued 11,842,106 shares of our common stock in a private placement offering for gross proceeds of $45.0 million. On December 5, 2016, we issued 18,691,589 shares of common stock in a registered direct offering for gross proceeds of $100.0 million.

Shareholders' equity as of December 31, 2017 totaled approximately $226.5 million compared to approximately $215.1 million as of December 31, 2016.  The book value per share of our common stock increased to $3.97 as of December 31, 2017, based upon 56,989,764 shares outstanding, from $3.79 as of December 31, 2016, based upon 56,754,867 shares outstanding at December 31, 2016. Outstanding shares are adjusted for treasury stock and deferred compensation plan shares.

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

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies' capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implemented higher minimum capital requirements, added a new common equity Tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital.  Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1, Tier 1, and total risk-based capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned to one of several categories of risk-weights, based primarily on relative risk.  Under the Federal Reserve's rules, Republic is required to maintain a minimum common equity Tier 1 capital ratio requirement of 4.5%, a minimum Tier 1 capital ratio requirement of 6%, a minimum total capital requirement of 8% and a minimum leverage ratio requirement of 4%.  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.  The capital conservation buffer, which is composed of common equity Tier 1 capital, began on January 1, 2016 at the 0.625% level and will be phased in over a three year period (increasing by that amount on each January 1, until it reaches 2.5% on January 1, 2019).  Implementation of the deductions and other adjustments to common equity Tier 1 capital began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).

The following table shows the required capital ratios with the conservation buffer over the phase-in period.

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

Management believes that the Company and Republic met, as of December 31, 2017 and 2016, all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed Republic's category.

The Company and Republic's ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic's loan customers and Republic's ability to manage its interest rate risk, growth and other operating expenses.

The following table presents the Company's and Republic's capital regulatory ratios at December 31, 2017 and 2016:

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2017:

Total risk based capital
Republic	$187,732	12.57%	$119,446	8.00%	$138,109	9.25%	$149,307	10.00%
Company	249,510	16.70%	119,521	8.00%	138,197	9.25%	-	-%
Tier one risk based capital
Republic	179,133	12.00%	89,584	6.00%	108,248	7.25%	119,446	8.00%
Company	240,911	16.13%	89,641	6.00%	108,316	7.25%	-	-%
CET 1 risk based capital
Republic	179,133	12.00%	67,188	4.50%	85,852	5.75%	97,050	6.50%
Company	220,433	14.75%	67,231	4.50%	85,906	5.75%	-	-%
Tier one leveraged capital
Republic	179,133	7.91%	90,531	4.00%	90,531	4.00%	113,164	5.00%
Company	240,911	10.64%	90,586	4.00%	90,586	4.00%	-	-%

At December 31, 2016:

Total risk based capital
Republic	$179,057	13.93%	$102,811	8.00%	$110,843	8.625%	$128,514	10.00%
Company	245,043	18.99%	103,226	8.00%	111,290	8.625%	-	-%
Tier one risk based capital
Republic	169,902	13.22%	77,108	6.00%	85,140	6.625%	102,811	8.00%
Company	235,888	18.28%	77,419	6.00%	85,484	6.625%	-	-%
CET 1 risk based capital
Republic	169,902	13.22%	57,831	4.50%	65,863	5.125%	83,534	6.50%
Company	214,088	16.59%	58,064	4.50%	66,129	5.125%	-	-%
Tier one leveraged capital
Republic	169,902	9.20%	73,843	4.00%	73,843	4.00%	92,304	5.00%
Company	235,888	12.74%	74,073	4.00%	74,073	4.00%	-	-%

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $61.9 million at December 31, 2017, compared to $34.6 million at December 31, 2016. Loan maturities and repayments are another source of asset liquidity. At December 31, 2017, Republic estimated that more than $60.0 million of loans would mature or repay in the six-month period ending June 30, 2018. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At December 31, 2017, we had outstanding commitments (including unused lines of credit and letters of credit) of $276.9 million. Certificates of deposit scheduled to mature in one year totaled $54.5 million at December 31, 2017. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh.  Our maximum borrowing capacity with the FHLB was $576.5 million at December 31, 2017. As of December 31, 2017 and 2016, we had no outstanding borrowings with the FHLB. As of December 31, 2017, FHLB had issued letters of credit, on Republic's behalf, totaling $75.0 million against our available credit line. We also established a contingency line of credit of $10.0 million with Atlantic Community Bankers Bank ("ACBB") to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit at December 31, 2017 and 2016.

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

Item 7A:  Quantitative and Qualitative Disclosure about Market Risk

See "Management Discussion and Analysis of Results of Operations and Financial Condition – Interest Rate Risk Management".

Item 8:  Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company begin on page 73.

Tel: 215-564-1900 Fax: 215-564-3940 www.bdo.com	Ten Penn Center 1801 Market Street, Suite 1700 Philadelphia, PA 19103

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Republic First Bancorp, Inc.
Philadelphia, Pennsylvania
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Republic First Bancorp, Inc. (the "Company") and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated March 13, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2013.

Philadelphia, Pennsylvania
March 13, 2018

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2017 and 2016
(Dollars in thousands, except per share data)

	December 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$36,073	$19,830
Interest bearing deposits with banks	25,869	14,724
Cash and cash equivalents	61,942	34,554

Investment securities available for sale, at fair value	464,430	369,739
Investment securities held to maturity, at amortized cost (fair value of $463,799 and $425,183, respectively)	472,213	432,499
Restricted stock, at cost	1,918	1,366
Loans held for sale (includes $43,375 and $23,911 at fair value respectively)	45,700	28,065
Loans receivable (net of allowance for loan losses of $8,599 and $9,155, respectively)	1,153,679	955,817
Premises and equipment, net	74,947	57,040
Other real estate owned, net	6,966	10,174
Accrued interest receivable	7,009	5,497
Goodwill	5,011	5,011
Intangible asset	-	61
Other assets	28,532	24,108
Total Assets	$2,322,347	$1,923,931

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$438,500	$324,912
Demand – interest bearing	807,736	605,950
Money market and savings	700,322	635,644
Time deposits	116,737	111,164
Total Deposits	2,063,295	1,677,670

Accrued interest payable	293	444
Other liabilities	10,618	8,883
Subordinated debt	21,681	21,881
Total Liabilities	2,095,887	1,708,878

Shareholders' Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 57,518,609 as of December 31, 2017 and 57,283,712 as of December 31, 2016; shares outstanding 56,989,764 as of December 31, 2017 and 56,754,867 as of December 31, 2016	575	573
Additional paid in capital	256,285	253,570
Accumulated deficit	(18,983)	(27,888)
Treasury stock at cost (503,408 shares as of December 31, 2017 and December 31, 2016)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of December 31, 2017 and December 31, 2016)	(183)	(183)
Accumulated other comprehensive loss	(7,509)	(7,294)
Total Shareholders' Equity	226,460	215,053
Total Liabilities and Shareholders' Equity	$2,322,347	$1,923,931

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except per share data)
	Years Ended December 31,
	2017	2016	2015
Interest income
Interest and fees on taxable loans	$48,993	$40,827	$37,241
Interest and fees on tax-exempt loans	1,101	960	540
Interest and dividends on taxable investment securities	19,643	11,264	6,792
Interest and dividends on tax-exempt investment securities	535	703	585
Interest on federal funds sold and other interest-earning assets	577	473	278
Total interest income	70,849	54,227	45,436
Interest expense
Demand- interest bearing	3,020	2,088	1,401
Money market and savings	3,160	2,639	2,170
Time deposits	1,238	942	695
Other borrowings	1,366	1,194	1,115
Total interest expense	8,784	6,863	5,381
Net interest income	62,065	47,364	40,055
Provision for loan losses	900	1,557	500
Net interest income after provision for loan losses	61,165	45,807	39,555
Non-interest income
Loan and servicing fees	1,614	1,627	2,226
Mortgage banking income	11,170	5,062	-
Gain on sales of SBA loans	3,378	4,981	3,139
Service fees on deposit accounts	3,904	2,658	1,720
Legal settlements	-	-	2,550
Gain (loss) on sale of investment securities	(146)	656	108
Net securities impairment losses recognized in earnings	-	(7)	(3)
Other non-interest income	177	335	203
Total non-interest income	20,097	15,312	9,943
Non-interest expenses
Salaries and employee benefits	37,959	28,602	22,488
Occupancy	7,156	6,109	4,929
Depreciation and amortization	4,618	3,518	3,080
Legal	984	459	915
Other real estate owned	4,092	2,182	4,239
Appraisal and other loan expenses	1,878	866	280
Advertising	1,279	811	627
Data processing	3,134	2,408	1,593
Insurance	982	962	720
Professional fees	1,893	1,580	1,268
Regulatory assessments and costs	1,367	1,413	1,248
Taxes, other	817	366	689
Other operating expenses	9,117	7,017	5,015
Total non-interest expense	75,276	56,293	47,091
Income before benefit for income taxes	5,986	4,826	2,407
Benefit for income taxes	(2,919)	(119)	(26)
Net income	$8,905	$4,945	$2,433
Net income per share
Basic	$0.16	$0.13	$0.06
Diluted	$0.15	$0.12	$0.06

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2017, 2016, and 2015
(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015

Net income	$8,905	$4,945	$2,433

Other comprehensive income (loss), net of tax
Unrealized loss on securities (pre-tax $(646), $(6,011), and $(4,021), respectively)	(413)	(3,853)	(2,577)
Reclassification adjustment for securities losses (gains) (pre-tax $146, $(656) and $(108), respectively)	94	(420)	(69)
Reclassification adjustment for impairment charge (pre-tax $-, $7 and $3, respectively)	-	4	2
Net unrealized losses on securities	(319)	(4,269)	(2,644)
Amortization of net unrealized holding losses during the period (pre-tax $163, $219 and $173, respectively)	104	140	111

Total other comprehensive loss	(215)	(4,129)	(2,533)

Total comprehensive income (loss)	$8,690	$816	$(100)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017, 2016, and 2015
(Dollars in thousands)
	2017	2016	2015
Cash flows from operating activities
Net income	$8,905	$4,945	$2,433
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	900	1,557	500
Write down of other real estate owned	3,000	355	3,069
Depreciation and amortization	4,618	3,518	3,080
Deferred income taxes	(5,056)	(380)	(84)
Stock based compensation	1,842	759	600
Loss (gain) on sale of investment securities	146	(656)	(108)
Impairment charges on investment securities	-	7	3
Amortization of premiums on investment securities	2,469	1,980	840
Accretion of discounts on retained SBA loans	(1,088)	(1,364)	(1,005)
Fair value adjustments on SBA servicing assets	1,187	1,075	14
Proceeds from sales of SBA loans originated for sale	42,269	58,107	32,922
SBA loans originated for sale	(37,062)	(53,627)	(31,760)
Gains on sales of SBA loans originated for sale	(3,378)	(4,981)	(3,139)
Proceeds from sales of mortgage loans originated for sale	311,187	163,414	-
Mortgage loans originated for sale	(321,222)	(161,717)	-
Fair value adjustment for mortgage loans originated for sale	(846)	(483)	-
Gains on mortgage loans originated for sale	(8,128)	(3,712)	-
Amortization of intangible assets	61	43	-
Amortization of debt issuance costs	29	24	24
Increase in accrued interest receivable and other assets	(2,330)	(2,729)	(2,966)
Net increase (decrease) in accrued interest payable and other liabilities	1,513	(846)	213
Net cash (used in) provided by operating activities	(984)	5,289	4,636

Cash flows from investing activities
Purchase of investment securities available for sale	(165,065)	(207,482)	(146,668)
Purchase of investment securities held to maturity	(89,350)	(294,187)	(121,402)
Proceeds from the sale of securities available for sale	31,197	78,585	11,707
Proceeds from the paydowns, maturity or call of securities available for sale	48,547	36,982	31,159
Proceeds from the paydowns, maturity or call of securities held to maturity	37,315	33,160	16,689
Net (purchase) redemption of restricted stock	(552)	1,693	(1,902)
Net increase in loans	(197,965)	(89,428)	(106,616)
Net proceeds from sale of other real estate owned	499	1,400	792
Net cash paid in acquisition	-	(5,913)	-
Premises and equipment expenditures	(22,525)	(14,291)	(14,214)
Net cash used in investing activities	(357,899)	(459,481)	(330,455)

Cash flows from financing activities
Net proceeds from stock offering	-	99,175	-
Net proceeds from exercise of stock options	646	726	64
Net increase in demand, money market and savings deposits	380,052	384,786	184,859
Net increase (decrease) in time deposits	5,573	43,586	(7,791)
(Repayment) increase in short-term borrowings	-	(66,666)	47,000
Net cash provided by financing activities	386,271	461,607	224,132

Net increase (decrease) in cash and cash equivalents	27,388	7,415	(101,687)
Cash and cash equivalents, beginning of year	34,554	27,139	128,826
Cash and cash equivalents, end of year	$61,942	$34,554	$27,139

Supplemental disclosures
Interest paid	$8,935	$6,664	$5,401
Income taxes paid	$75	$190	$-
Non-cash transfers from loans to other real estate owned	$291	$616	$11,459
Conversion of subordinated debt to common stock	$229	$-	$-

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2017, 2016, and 2015
(Dollars in thousands)
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

Balance January 1, 2015	$383	152,234	(35,266)	(3,725)	(183)	(632)	112,811

Net income			2,433				2,433
Other comprehensive loss, net of tax						(2,533)	(2,533)
Stock based compensation		600					600
Options exercised (21,500 shares)	1	63					64

Balance December 31, 2015	384	152,897	(32,833)	(3,725)	(183)	(3,165)	113,375

Net income			4,945				4,945
Other comprehensive loss, net of tax						(4,129)	(4,129)
Proceeds from shares issued under common stock offering (18,691,589 shares) net of offering costs of $825	187	98,988					99,175
Stock based compensation		759					759
Stock options issued in acquisition		202					202
Options exercised (226,275 shares)	2	724					726

Balance December 31, 2016	573	253,570	(27,888)	(3,725)	(183)	(7,294)	215,053

Net income			8,905				8,905
Other comprehensive loss, net of tax						(215)	(215)
Stock based compensation		1,842					1,842
Conversion of subordinated debt to common stock (36,922 shares)		229					229
Options exercised (197,975 shares)	2	644					646

Balance December 31, 2017	$575	$256,285	$(18,983)	$(3,725)	$(183)	$(7,509)	$226,460

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Nature of Operations

Republic First Bancorp, Inc. (the "Company") is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania.  It is comprised of one wholly-owned subsidiary, Republic First Bank, which does business under the name of Republic Bank ("Republic"). Republic is a Pennsylvania state chartered bank that offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and store locations in Philadelphia, Montgomery, Delaware, Bucks, Camden, Burlington, and Gloucester Counties. On July 28, 2016, Republic acquired all of the issued and outstanding limited liability company interests of Oak Mortgage Company, LLC ("Oak Mortgage") and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. Oak Mortgage is headquartered in Marlton, NJ and is licensed to do business in Pennsylvania, Delaware, New Jersey, and Florida. The Company also has three unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of three separate issuances of trust preferred securities.

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
Risks and Uncertainties and Certain Significant Estimates

The earnings of the Company depend primarily on the earnings of Republic.  The earnings of Republic are heavily dependent upon the level of net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investments, and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Accordingly, the Company's results of operations are subject to risks and uncertainties surrounding Republic's exposure to changes in the interest rate environment. Prepayments on residential real estate mortgage and other fixed rate loans and mortgage-backed securities vary significantly and may cause significant fluctuations in interest margins.

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

Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned, assessment of other than temporary impairment ("OTTI") of investment securities, fair value of financial instruments, and the realization of deferred income tax assets. Consideration is given to a variety of factors in establishing these estimates.

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

Restrictions on Cash and Due from Banks

Republic is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods that include December 31, 2017 and 2016 were approximately $31.2 million and $23.3 million, respectively. These requirements were satisfied through the restriction of vault cash and a balance held by the Federal Reserve Bank of Philadelphia.

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

Available for Sale – Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and in the yield of alternative investments, are classified as available for sale.  These assets are carried at fair value.  Unrealized gains and losses are excluded from operations and are reported net of tax as a separate component of other comprehensive income until realized. Realized gains and losses on the sale of investment securities are reported in the consolidated statements of income and determined using the adjusted cost of the specific security sold on the trade date.

Investment securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, the intent to hold the security and the likelihood of the Company not being required to sell the security prior to an anticipated recovery in the fair value. The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the portion of the decline related to credit impairment is charged to earnings. Impairment charges on bank pooled trust preferred securities of $0, $7,000, and $3,000 were recognized during the years ended December 31, 2017, 2016, and 2015, respectively, as a result of estimated other-than-temporary impairment.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, was carried at cost as of December 31, 2017 and 2016.  As of those dates, restricted stock consisted of investments in the capital stock of the FHLB of Pittsburgh and Atlantic Community Bankers Bank ("ACBB").  The required investment in the capital stock of the FHLB is calculated based on outstanding loan balances and open credit facilities with the FHLB.  Excess investments are returned to Republic on a quarterly basis.

At December 31, 2017 and December 31, 2016, the investment in FHLB stock totaled $1.8 million and $1.2 million, respectively.  The increase was due primarily to a higher membership stock requirement by FHLB at December 31, 2017 which resulted in a higher required investment as of that date. At both December 31, 2017 and December 31, 2016, ACBB stock totaled $143,000.

Mortgage Banking Activities and Mortgage Loans Held for Sale

Mortgage loans held for sale are originated and held until sold to permanent investors. On July 28, 2016, management elected to adopt the fair value option in accordance with FASB Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, and record loans held for sale at fair value.

Mortgage loans held for sale originated on or subsequent to the election of the fair value option, are recorded on the balance sheet at fair value. The fair value is determined on a recurring basis by utilizing quoted prices from dealers in such securities. Changes in fair value are reflected in mortgage banking income in the statements of income. Direct loan origination costs are recognized when incurred and are included in non-interest expense in the statements of income.

 Interest Rate Lock Commitments

Mortgage loan commitments known as interest rate locks that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance FASB ASC 815, Derivatives and Hedging. Loan commitments that are classified as derivatives are recognized at fair value on the balance sheet as other assets and other liabilities with changes in their fair values recorded as mortgage banking income and included in non-interest income in the statements of income. Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. Republic is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Republic uses best efforts commitments to substantially eliminate these risks. The valuation of the IRLCs issued by Republic includes the value of the servicing released premium. Republic sells loans servicing released, and the servicing released premium is included in the market price. See Note 24 Derivatives and Risk Management Activities for further detail of IRLCs.

Best Efforts Forward Loan Sale Commitments

Best efforts forward loan sale commitments are commitments to sell individual mortgage loans at a fixed price to an investor at a future date. Best efforts forward loan sale commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle the derivative financial instrument at the balance sheet date. Gross derivative assets and liabilities are recorded as other assets and other liabilities with changes in fair value during the period recorded as mortgage banking income and included in non-interest income in the statements of income.

Mandatory Forward Loan Sales Commitments

Mandatory forward loan sales commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Mandatory forward loan sale commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle the derivative financial instrument at the balance sheet date. Gross derivative assets and liabilities are recorded as other assets and other liabilities with changes in fair value during the period recorded as mortgage banking income and included in non-interest income in the statements of income.

Goodwill

Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is recognized as an asset and is to be reviewed for impairment annually as of July 31 and between annual tests when events and circumstances indicate that impairment may have occurred. Impairment is a condition that exists when the carrying amount of goodwill exceeds its implied fair value. During 2017, the Company elected to perform a Step One analysis to review goodwill for impairment. The results of the Step One analysis indicated that the carrying value of the reporting unit did not exceed its fair value and thus a Step Two analysis was not required. There was $5.0 million of goodwill at December 31, 2017 and 2016.

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

The allowance calculation methodology includes further segregation of loan classes into risk rating categories.  The borrower's overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans classified special mention have potential weaknesses that deserve management's close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified as special mention, substandard, doubtful, or loss are rated pass.

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

A servicing asset related to SBA loans is initially recorded when these loans are sold and the servicing rights are retained. The servicing asset is recorded on the balance sheet and included in other assets. An updated fair value of the servicing asset is obtained from an independent third party on a quarterly basis and any necessary adjustments are included in loan and servicing fees on the statement of income. The valuation begins with the projection of future cash flows for each asset based on their unique characteristics, our market-based assumptions for prepayment speeds and estimated losses and recoveries.  The present value of the future cash flows are then calculated utilizing our market-based discount ratio assumptions.  In all cases, the Company models expected payments for every loan for each quarterly period in order to create the most detailed cash flow stream possible.

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

SBA Loans Held for Sale

Loans held for sale consist of the guaranteed portion of SBA loans that the Company intends to sell after origination and are reflected at the lower of aggregate cost or fair value. When the sale of the loan occurs, the premium received is combined with the estimated present value of future cash flows on the related servicing asset and recorded as a Gain on the Sale of SBA loans which is categorized as non-interest income. Subsequent fees collected for servicing of the sold portion of a loan are combined with fair value adjustments to the SBA servicing asset and recorded as a net amount in Loan and Servicing Fees, which is also categorized as non-interest income.

Guarantees

The Company accounts for guarantees in accordance with ASC 815 Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.  ASC 815 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has financial and performance letters of credit.  Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements.   Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations.  The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2017 is $12.6 million and they expire as follows: $11.6 million in 2018, $773,000 in 2019, $45,000 in 2020 and $209,000 in 2024.  Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.  There was no liability for guarantees under standby letters of credit as of December 31, 2017 and December 31, 2016.

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

The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent. The terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment.

The Company recognizes interest and penalties on income taxes, if any, as a component of the provision for income taxes.

Stock Based Compensation

The Company has a Stock Option and Restricted Stock Plan ("the 2005 Plan"), under which the Company granted options, restricted stock or stock appreciation rights to the Company's employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company's 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of December 31, 2017, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company's stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company's shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the "2014 Plan"), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company's employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At December 31, 2017, the maximum number of common shares issuable under the 2014 Plan was 6.0 million shares.

Earnings Per Share

Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSE"). CSEs consist of dilutive stock options granted through the Company's stock option plans and convertible securities related to trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income.  In 2017, 2016, and 2015, the effect of CSEs (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculations.

The calculation of EPS for the years ended December 31, 2017, 2016, and 2015 is as follows:
(dollars in thousands, except per share amounts)	2017	2016	2015

Net income - basic and diluted	$8,905	$4,945	$2,433

Weighted average shares outstanding	56,933	39,281	37,818

Net income per share – basic	$0.16	$0.13	$0.06

Weighted average shares outstanding (including dilutive CSEs)	58,250	39,865	38,094

Net income per share – diluted	$0.15	$0.12	$0.06

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

(in thousands)	2017	2016	2015

Anti-dilutive securities

Share based compensation awards	1,689	1,747	1,671

Convertible securities	1,625	1,662	1,662

Total anti-dilutive securities	3,314	3,409	3,333

 Comprehensive Income / (Loss)

The Company presents as a component of comprehensive income (loss) the amounts from transactions and other events, which currently are excluded from the consolidated statements of income and are recorded directly to shareholders' equity.  These amounts consist of unrealized holding gains (losses) on available for sale securities and amortization of unrealized holding losses on available-for-sale securities transferred to held-to-maturity.

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

Recent Accounting Pronouncements

ASU 2014-09
       In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40)."  ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue.  The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with The Company (Topic 606): Deferral of the Effective Date. The guidance in this ASU is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company's revenue is comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes interest income as well as many other revenues for financial assets and liabilities including revenue derived from loans, investment securities, and derivatives. Accordingly, the majority of our revenues will not be affected. This ASU was effective for the Company on January 1, 2018. The Company completed its identification of all revenue streams included in its financial statements and has identified its deposit related fees and service charges to be within the scope of the standard. The Company completed its review of the related contracts and the Company's overall assessment indicates that adoption of this ASU will not materially change its current method and timing of recognizing revenue for the identified revenue streams. The Company, however, is still in the process of developing additional quantitative and qualitative disclosures that are required upon the adoption of the new revenue recognition standard. The Company adopted this ASU on January 1, 2018 on a modified retrospective approach. The adoption of this ASU did not have a material impact to its financial condition, results of operations, and consolidated financial statements.

ASU 2016-01

In January 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments - Overall. The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The guidance was effective for the Company on January 1, 2018 and was adopted using a modified retrospective approach. The adoption did not have a material impact on its financial condition or results of operations.

ASU 2016-02

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases. From the Company's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. From the landlord perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn't convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the ASU on its financial condition and results of operations and expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption. The Company does not intend to early adopt this ASU.

ASU 2016-09

In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 will amend current guidance such that all excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as income tax expense or benefit in the income statement during the period in which they occur. Additionally, excess tax benefits will be classified along with other income tax cash flows as an operating activity rather than a financing activity. ASU 2016-09 also provides that any entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is the current requirement, or account for forfeitures when they occur. ASU 2016-09 was effective January 1, 2017. There was no material impact on the consolidated financial statements upon adoption.

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company has been gathering the data necessary to measure expected credit losses in accordance with the guidance provided in the ASU. For the Company, this update will be effective for interim and annual periods beginning after December 15, 2019. The Company has not yet determined the impact the adoption of ASU 2016-13 will have on the consolidated financial statements.

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

ASU-2017-01

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805). The ASU clarifies the definition of a business in ASC 805. The FASB issued the ASU in response to stakeholder feedback that the definition of a business in ASC 805 is being applied too broadly. In addition, stakeholders said that analyzing transactions under the current definition is difficult and costly. Concerns about the definition of a business were among the primary issues raised in connection with the Financial Accounting Foundation's post-implementation review report on FASB Statement No. 141(R), Business Combinations (codified in ASC 805). The amendments in the ASU are intended to make application of the guidance more consistent and cost-efficient. The ASU is effective for public business entities in annual periods beginning after December 15, 2017, including interim periods therein. For all other entities, the ASU is effective in annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The ASU must be applied prospectively on or after the effective date, and no disclosures for a change in accounting principle are required at transition. Early adoption is permitted for transactions (i.e., acquisitions or dispositions) that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. Unless the Company enters into a business combination, the impact of the ASU will not have a material impact on the consolidated financial statements.

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

ASU 2018-02

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act described in the "Income Taxes" section above. The amount of the reclassification should include the effect of the change in the federal corporate income tax rate related to items remaining in accumulated other comprehensive income (loss). The ASU would require an entity to disclose whether it elects to reclassify stranded tax effects from accumulated other comprehensive income (loss) to retained earnings in the period of adoption and, more generally, a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income (loss). The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption of the amendments in this update is permitted for periods for which financial statements have not yet been issued or made available for issuance, including in the period the Act was enacted. As of December 31, 2017, The Company has $1.6 million in stranded tax effects in its accumulated other comprehensive income resulting from the enactment of the Act related to net unrealized losses on its available-for-sale securities and cash flow hedges. The Company adopted this ASU on January 1, 2018, by recording the reclassification adjustment to its beginning retained earnings. The adoption of this ASU did not have a significant impact on the Company's financial condition, results of operations and consolidated financial statements.

ASU 2018-03

In February of 2018, the FASB Issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10). The ASU was issued to clarify certain aspects of ASU 2016-01 such as treatment for discontinuations and adjustments for equity securities without a readily determinable market value, forward contracts and purchased options, presentation requirements for certain fair value option liabilities, fair value option liabilities denominated in a foreign currency, and transition guidance for equity securities without a readily determinable fair value. The Company adopted this ASU on January 1, 2018. The adoption of this ASU did not have a significant impact on the Company's financial condition, results of operations and consolidated financial statements.

Reclassifications

Certain reclassifications have been made to 2016 and 2015 information to conform to the 2017 presentation.  The reclassifications had no effect on financial condition or shareholders' equity.  Included in the reclassifications are $866,000 and $280,000 of appraisal and other loan expenses from "Other operating expenses" for the years ended December 31, 2016 and 2015, respectively.

3.	Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at December 31, 2017 and 2016 is as follows:

	At December 31, 2017
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$327,972	$-	$(7,731)	$320,241
Agency mortgage-backed securities	55,664	2	(800)	54,866
Municipal securities	15,142	20	(62)	15,100
Corporate bonds	62,670	103	(2,491)	60,282
Asset-backed securities	13,414	38	-	13,452
Trust preferred securities	725	-	(236)	489
Total securities available for sale	$475,587	$163	$(11,320)	$464,430

U.S. Government agencies	$112,605	$50	$(2,235)	$110,420
Collateralized mortgage obligations	215,567	314	(3,970)	211,911
Agency mortgage-backed securities	143,041	47	(2,620)	140,468
Other securities	1,000	-	-	1,000
Total securities held to maturity	$472,213	$411	$(8,825)	$463,799

	At December 31, 2016
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$230,252	$145	$(5,632)	$224,765
Agency mortgage-backed securities	37,973	32	(1,295)	36,710
Municipal securities	26,825	151	(429)	26,547
Corporate bonds	66,718	8	(1,978)	64,748
Asset-backed securities	15,565	-	(416)	15,149
Trust preferred securities	3,063	-	(1,243)	1,820
Total securities available for sale	$380,396	$336	$(10,993)	$369,739

U.S. Government agencies	$98,538	$8	$(2,238)	$96,308
Collateralized mortgage obligations	202,990	793	(2,553)	201,230
Agency mortgage-backed securities	129,951	1	(3,327)	126,625
Other securities	1,020	-	-	1,020
Total securities held to maturity	$432,499	$802	$(8,118)	$425,183

The following table presents investment securities by stated maturity at December 31, 2017. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these securities are classified separately with no specific maturity date.
	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$1,153	$1,156	$-	$-
After 1 year to 5 years	6,613	6,624	11,149	11,116
After 5 years to 10 years	79,701	76,993	102,456	100,304
After 10 years	4,484	4,550	-	-
Collateralized mortgage obligations	327,972	320,241	215,567	211,911
Agency mortgage-backed securities	55,664	54,866	143,041	140,468
Total	$475,587	$464,430	$472,213	$463,799

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.
      The Company's investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities.  There were no private label mortgage-backed securities ("MBS") or collateralized mortgage obligations ("CMO") held in the investment securities portfolio as of December 31, 2017 and December 31, 2016.  There were also no MBS or CMO securities that were rated "Alt-A" or "sub-prime" as of those dates.

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

Impairment charges (credit losses) on trust preferred securities for the years ended December 31, 2016 and 2015 amounted to $7,000 and $3,000, respectively. There were no impairment charges recorded during the year ended December 31, 2017.

At December 31, 2017 and 2016, investment securities in the amount of approximately $555.2 million and $380.1 million, respectively, were pledged as collateral for public deposits and certain other deposits as required by law.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at December 31, 2017, 2016, and 2015 for which a portion of OTTI was recognized in other comprehensive income:
(dollars in thousands)	2017	2016	2015

Beginning Balance, January 1st	$937	$930	$3,966
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	-	7	3
Reductions for securities sold during the period	(663)	-	(3,039)
Ending Balance, December 31st	$274	$937	$930

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2017 and 2016:

	At December 31, 2017
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$150,075	$1,565	$170,166	$6,166	$320,241	$7,731
Agency mortgage-backed securities	29,967	226	21,045	574	51,012	800
Municipal securities	5,742	27	2,656	35	8,398	62
Corporate bonds	-	-	52,509	2,491	52,509	2,491
Asset backed securities	-	-	-	-	-	-
Trust preferred securities	-	-	489	236	489	236
Total Available for Sale	$185,784	$1,818	$246,865	$9,502	$432,649	$11,320
	At December 31, 2017
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$42,045	$213	$59,594	$2,022	$101,639	$2,235
Collateralized mortgage obligations	56,955	767	107,986	3,203	164,941	3,970
Agency mortgage-backed securities	55,170	221	82,479	2,399	137,649	2,620
Total Held to Maturity	$154,170	$1,201	$250,059	$7,624	$404,229	$8,825

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$192,308	$5,380	$7,579	$252	$199,887	$5,632
Agency mortgage-backed securities	29,916	1,260	3,199	35	33,115	1,295
Municipal securities	15,414	429	-	-	15,414	429
Corporate bonds	32,257	1,708	10,726	270	42,983	1,978
Asset backed securities	-	-	15,149	416	15,149	416
Trust preferred securities	-	-	1,820	1,243	1,820	1,243
Total Available for Sale	$269,895	$8,777	$38,473	$2,216	$308,368	$10,993
	At December 31, 2016
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$67,725	$2,198	$3,586	$40	$71,311	$2,238
Collateralized mortgage obligations	108,974	2,469	8,572	84	117,546	2,553
Agency mortgage-backed securities	97,725	3,327	-	-	97,725	3,327
Total Held to Maturity	$274,424	$7,994	$12,158	$124	$286,582	$8,118

Unrealized losses on securities in the investment portfolio amounted to $20.1 million with a total fair value of $836.9 million as of December 31, 2017 compared to unrealized losses of $19.1 million with a total fair value of $595.0 million as of December 31, 2016.  The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

       The Company held eleven U.S. Government agency securities, seventy-four collateralized mortgage obligations and twenty-six agency mortgage-backed securities that were in an unrealized loss position at December 31, 2017. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of December 31, 2017.

       All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody's or Standard & Poor's. In addition the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At December 31, 2017, the investment portfolio included twelve municipal securities that were in an unrealized loss position. Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of any credit deterioration.

       At December 31, 2017, no asset-backed securities were in an unrealized loss position. The asset-backed securities held in the investment securities portfolio consist solely of Sallie Mae bonds, collateralized by student loans which are guaranteed by the U.S. Department of Education. At December 31, 2017, the investment portfolio included six corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of any credit deterioration.

       The unrealized loss on the trust preferred security is primarily the result of the secondary market for such a security becoming inactive and is also considered temporary at this time. The following table provides additional detail on the trust preferred security held in the portfolio as of December 31, 2017.

(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2018 and beyond	Cumulative OTTI Life to Date
TPREF Funding II	Class B Notes	$725	$489	$(236)	C	18	29%	0.42%	$274

Proceeds of sales of securities available for sale in 2017 were $31.2 million. Gross gains of $652,000 and gross losses of $798,000 were realized on these sales.  The tax benefit applicable to the net losses for the year ended December 31, 2017 amounted to $52,000. Included in the 2017 sales activity were the sales of two CDO securities. Proceeds from the sale of the CDO securities totaled $1.5 million. Gross losses of $798,000 were realized on these sales.  The tax benefit applicable to the net losses for the twelve months ended December 31, 2017 amounted to $287,000. Management had previously stated that it did not intend to sell the CDO securities prior to their maturity or the recovery of their cost bases, nor would it be forced to sell these securities prior to maturity or recovery of the cost bases.  This statement was made over a period of several years where there was limited trading activity in the pooled trust preferred CDO market resulting in fair market value estimates well below the book values. During 2017, management received several inquiries regarding the availability of the CDO securities and noted an increased level of trading in this type of security. As a result of the increased activity and the level of bids received, management elected to sell two CDOs resulting in a net loss of $798,000 during 2017 which was offset by gains on sales of agency mortgage-backed securities, collateralized mortgage obligations and corporate bonds. The Bank continues to demonstrate the ability and intent to hold the remaining CDO until maturity or recovery of the cost basis, but will evaluate future opportunities to sell the remaining CDO if they arise.

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

4.	Loans Receivable

       The following table sets forth the Company's gross loans by major categories as of December 31, 2017 and 2016:

(dollars in thousands)	December 31, 2017	December 31, 2016

Commercial real estate	$433,304	$378,519
Construction and land development	104,617	61,453
Commercial and industrial	173,343	174,744
Owner occupied real estate	309,838	276,986
Consumer and other	76,183	63,660
Residential mortgage	64,764	9,682
Total loans receivable	1,162,049	965,044
Deferred costs (fees)	229	(72)
Allowance for loan losses	(8,599)	(9,155)
Net loans receivable	$1,153,679	$955,817

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

Included in loans are loans due from directors and other related parties of $8.9 million at December 31, 2017, $7.9 million at December 31, 2016, and $8.5 million at December 31, 2015.  The Board of Directors approves loans to individual directors to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies. The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2017, 2016, and 2015.

(dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Balance at beginning of year	$7,862	$8,521	$8,753
Additions	1,896	-	295
Repayments	(838)	(659)	(527)
Balance at end of year	$8,920	$7,862	$8,521

5.    Allowances for Loan Losses

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the years ended December 31, 2017, 2016, and 2015:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Year ended December, 2017
Allowance for loan losses:

Beginning balance:	$3,254	$557	$2,884	$1,382	$588	$58	$432	$9,155
Charge-offs	-	-	(1,366)	(157)	(53)	-	-	(1,576)
Recoveries	54	-	64	-	2	-	-	120
Provisions (credits)	466	168	(265)	512	36	334	(351)	900
Ending balance	$3,774	$725	$1,317	$1,737	$573	$392	$81	$8,599

Year ended December, 2016
Allowance for loan losses:

Beginning Balance:	$2,393	$338	$2,932	$2,030	$295	$14	$701	$8,703
Charge-offs	-	(60)	(143)	(1,052)	(11)	(10)	-	(1,276)
Recoveries	6	-	163	-	2	-	-	171
Provisions (credits)	855	279	(68)	404	302	54	(269)	1,557
Ending balance	$3,254	$557	$2,884	$1,382	$588	$58	$432	$9,155

Year ended December, 2015
Allowance for loan losses:

Beginning Balance:	$6,828	$917	$1,579	$1,638	$234	$2	$338	$11,536
Charge-offs	(2,624)	(260)	(408)	(133)	-	-	-	(3,425)
Recoveries	4	5	49	-	34	-	-	92
Provisions (credits)	(1,815)	(324)	1,712	525	27	12	363	500
Ending balance	$2,393	$338	$2,932	$2,030	$295	$14	$701	$8,703

     The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of December 31, 2017 and 2016:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2017

Allowance for loan losses:
Individually evaluated for impairment	$1,964	$-	$374	$235	$217	$-	$-	$2,790
Collectively evaluated for impairment	1,810	725	943	1,502	356	392	81	5,809
Total allowance for loan losses	$3,774	$725	$1,317	$1,737	$573	$392	$81	$8,599

Loans receivable:
Loans evaluated individually	$15,415	$-	$4,501	$3,798	$1,002	$-	$-	$24,716
Loans evaluated collectively	417,889	104,617	168,842	306,040	75,181	64,764	-	1,137,333
Total loans receivable	$433,304	$104,617	$173,343	$309,838	$76,183	$64,764	$-	$1,162,049

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2016

Allowance for loan losses:
Individually evaluated for impairment	$1,277	$-	$1,624	$274	$293	$-	$-	$3,468
Collectively evaluated for impairment	1,977	557	1,260	1,108	295	58	432	5,687
Total allowance for loan losses	$3,254	$557	$2,884	$1,382	$588	$58	$432	$9,155

Loans receivable:
Loans evaluated individually	$19,245	$-	$5,180	$2,325	$1,290	$130	$-	$28,170
Loans evaluated collectively	359,274	61,453	169,564	274,661	62,370	9,552	-	936,874
Total loans receivable	$378,519	$61,453	$174,744	$276,986	$63,660	$9,682	$-	$965,044

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans. The following table summarizes information with regard to impaired loans by loan portfolio class as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$9,264	$9,268	$-	$12,347	$12,348	$-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,756	6,674	-	1,955	3,111	-
Owner occupied real estate	2,595	2,743	-	621	733	-
Consumer and other	655	981	-	687	976	-
Residential mortgage	-	-	-	130	130	-
Total	$15,270	$19,666	$-	$15,740	$17,298	$-

With an allowance recorded:
Commercial real estate	$6,151	$6,165	$1,964	$6,898	$6,912	$1,277
Construction and land development	-	-	-	-	-	-
Commercial and industrial	1,745	1,752	374	3,225	5,892	1,624
Owner occupied real estate	1,203	1,206	235	1,704	1,704	274
Consumer and other	347	379	217	603	627	293
Residential mortgage	-	-	-	-	-	-
Total	$9,446	$9,502	$2,790	$12,430	$15,135	$3,468

Total:
Commercial real estate	$15,415	$15,433	$1,964	$19,245	$19,260	$1,277
Construction and land development	-	-	-	-	-	-
Commercial and industrial	4,501	8,426	374	5,180	9,003	1,624
Owner occupied real estate	3,798	3,949	235	2,325	2,437	274
Consumer and other	1,002	1,360	217	1,290	1,603	293
Residential mortgage	-	-	-	130	130	-
Total	$24,716	$29,168	$2,790	$28,170	$32,433	$3,468

The following table presents additional information regarding the Company's impaired loans for the years ended December 31, 2017, 2016, and 2015:

	Years Ended December 31,
	2017		2016		2015
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$9,579	$366	$12,033	$264	$12,796	$282
Construction and land development	-	-	58	-	206	2
Commercial and industrial	2,270	37	1,828	42	3,225	78
Owner occupied real estate	1,894	58	642	10	700	6
Consumer and other	801	21	858	16	685	13
Residential mortgage	26	1	26	1	-	-
Total	$14,570	$483	$15,445	$333	$17,612	$381

With an allowance recorded:
Commercial real estate	$6,490	$14	$4,455	$52	$5,544	$13
Construction and land development	-	-	12	-	90	-
Commercial and industrial	2,517	68	3,357	74	2,587	28
Owner occupied real estate	1,390	32	2,104	31	3,643	92
Consumer and other	420	10	322	12	59	2
Residential mortgage	-	-	-	-	-	-
Total	$10,817	$124	$10,250	$169	$11,923	$135

Total:
Commercial real estate	$16,069	$380	$16,488	$316	$18,340	$295
Construction and land development	-	-	70	-	296	2
Commercial and industrial	4,787	105	5,185	116	5,812	106
Owner occupied real estate	3,284	90	2,746	41	4,343	98
Consumer and other	1,221	31	1,180	28	744	15
Residential mortgage	26	1	26	1	-	-
Total	$25,387	$607	$25,695	$502	$29,535	$516

The total average recorded investment on the Company's impaired loans for the years ended December 31, 2017, 2016, and 2015 were $25.4 million, $25.7 million, and $29.5 million, respectively,  and the related interest income recognized for those dates was $607,000, $502,000, and $516,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2017 and 2016:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2017
Commercial real estate	$-	$-	$8,963	$8,963	$424,341	$433,304	$-
Construction and land development	-	-	-	-	104,617	104,617	-
Commercial and industrial	969	-	2,895	3,864	169,479	173,343	-
Owner occupied real estate	-	-	2,136	2,136	307,702	309,838	-
Consumer and other	144	-	851	995	75,188	76,183	-
Residential mortgage	-	-	-	-	64,764	64,764	-
Total	$1,113	$-	$14,845	$15,958	$1,146,091	$1,162,049	$-

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2016
Commercial real estate	$-	$9	$13,089	$13,098	$365,421	$378,519	$-
Construction and land development	-	-	-	-	61,453	61,453	-
Commercial and industrial	568	-	3,151	3,719	171,025	174,744	-
Owner occupied real estate	468	-	1,718	2,186	274,800	276,986	172
Consumer and other	24	22	808	854	62,806	63,660	-
Residential mortgage	-	-	130	130	9,552	9,682	130
Total	$1,060	$31	$18,896	$19,987	$945,057	$965,044	$302

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within our internal risk rating system as of December 31, 2017 and 2016:
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2017:
Commercial real estate	$423,382	$959	$8,963	$-	$433,304
Construction and land development	104,617	-	-	-	104,617
Commercial and industrial	168,702	140	4,221	280	173,343
Owner occupied real estate	306,040	-	3,798	-	309,838
Consumer and other	75,181	-	1,002	-	76,183
Residential mortgage	64,637	127	-	-	64,764
Total	$1,142,559	$1,226	$17,984	$280	$1,162,049

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2016:
Commercial real estate	$364,066	$877	$13,576	$-	$378,519
Construction and land development	61,453	-	-	-	61,453
Commercial and industrial	168,958	606	3,751	1,429	174,744
Owner occupied real estate	274,150	511	2,325	-	276,986
Consumer and other	62,370	-	1,290	-	63,660
Residential mortgage	9,552	-	130	-	9,682
Total	$940,549	$1,994	$21,072	$1,429	$965,044

The following table shows non-accrual loans by class as of December 31, 2017 and 2016:

(dollars in thousands)	December 31, 2017	December 31, 2016

Commercial real estate	$8,963	$13,089
Construction and land development	-	-
Commercial and industrial	2,895	3,151
Owner occupied real estate	2,136	1,546
Consumer and other	851	808
Residential mortgage	-	-
Total	$14,845	$18,594

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $590,000, $1.0 million, and $765,000, for 2017, 2016, and 2015, respectively.

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

The following table summarizes information with regard to outstanding troubled debt restructurings at December 31, 2017 and 2016:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
December 31, 2017
Commercial real estate	1	$6,452	$-	$6,452
Construction and land development	-	-	-	-
Commercial and industrial	3	1,175	349	1,524
Owner occupied real estate	1	242	-	242
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	5	$7,869	$349	$8,218

December 31, 2016
Commercial real estate	1	$5,669	$-	$5,669
Construction and land development	-	-	-	-
Commercial and industrial	2	228	349	577
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	3	$5,897	$349	$6,246

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
The Company modified one commercial and industrial loan during the twelve month period ended December 31, 2017. In accordance with the modified terms of the commercial and industrial loan, the principal balance of $975,000 was converted from a line of credit to a term loan with a five year maturity. This commercial and industrial loan has been and continues to be an accruing loan.
The Company modified one owner occupied real estate loan during the twelve month period ended December 31, 2017. In accordance with the modified terms of the owner occupied loan of $245,000, certain concessions have been granted, including a reduction in the interest rate and an extension of the maturity date of the loan. The owner occupied loan has been and continues to be an accruing loan.
The Company modified one commercial real estate loan in the amount of $6.5 million during the twelve month period ended December 31, 2017 that met the criteria of a TDR. This loan was transferred to non-accrual status during the second quarter of 2015 as a result of delinquency caused by tenant vacancies. The Company restructured the loan based on new leases obtained by the borrower. In accordance with the modified terms of the loan, certain concessions have been granted, including a reduction in the interest rate. In addition, the principal was increased by $421,000.  As a result of current payments for six consecutive months, the loan was returned to accrual status in the third quarter of 2017.

There were no loan modifications made during the twelve months ended December 31, 2016 that met the criteria of a TDR.
After a loan is determined to be a TDR, we continue to track its performance under the most recent restructured terms. There were no TDR that subsequently defaulted during the years ended December 31, 2017 and 2016, respectively.
There were no residential mortgages in the process of foreclosure as of December 31, 2017 and December 31, 2016, respectively. Other real estate owned relating to residential real estate was $42,000 and $126,000 at December 31, 2017 and 2016, respectively.
6. Other Real Estate Owned
       Other real estate owned consists of properties acquired as a result of foreclosures or deeds in-lieu-of foreclosure. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. As of December 31, 2017 the balance of OREO is comprised of six commercial, construction, and residential properties.

The following table presents a reconciliation of other real estate owned for the years ended December 31, 2017, 2016, and 2015:
(dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Beginning Balance, January 1st	$10,174	$11,313	3,715
Additions	291	616	11,459
Valuation adjustments	(3,000)	(355)	(3,069)
Dispositions	(499)	(1,400)	(792)
Ending Balance	$6,966	$10,174	11,313

7.  Premises and Equipment
A summary of premises and equipment is as follows:
(dollars in thousands)	December 31, 2017	December 31, 2016
Land	$12,711	$10,170
Buildings	40,519	25,693
Leasehold improvements	20,477	20,236
Furniture, fixtures and equipment	18,521	15,006
Construction in progress	4,961	3,734
	97,189	74,839
Less accumulated depreciation	(22,242)	(17,799)
Net premises and equipment	$74,947	$57,040

Depreciation expense on premises and equipment amounted to approximately $4.6 million, $3.5 million, and $3.1 million in 2017, 2016, and 2015, respectively. The construction in progress balance of $5.0 million mainly represents costs incurred for the selection and development of future store locations.  Of this balance, $2.9 million represents land purchased and land deposits for five future store locations. Contractual constrution commitments related to future store locations were $8.5 million as of December 31, 2017.

8.	Borrowings

Republic has a line of credit with the Federal Home Loan Bank ("FHLB") of Pittsburgh with a maximum borrowing capacity of $576.5 million as of December 31, 2017. As of December 31, 2017 and 2016, there were no fixed term or overnight advances against this line of credit. As of December 31, 2017, FHLB had issued a letter of credit, on Republic's behalf, totaling $75.0 million against its available credit line, primarily to be used as collateral for public deposits. There were no fixed term advances outstanding at any month-end during 2017 and 2016.  At December 31, 2017, $814.9 million of loans collateralized the overnight advance and the letter of credit. The maximum amount of overnight borrowings outstanding at any month-end was $82.9 million in 2017 and $48.8 million in 2016.

Republic also has a line of credit in the amount of $10.0 million available for the purchase of federal funds through another correspondent bank. At December 31, 2017 and 2016, Republic had no amount outstanding against this line. There were no overnight advances on this line at any month end in 2017 and 2016.
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

On June 10, 2008, the Company caused Republic First Bancorp Capital Trust IV ("Trust IV") to issue $10.8 million of convertible trust preferred securities as part of the Company's strategic capital plan.  The securities were purchased by various investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp and, since December 5, 2016, chairman of the Company.  This investor group also included a family trust of Harry D. Madonna, president and chief executive officer of Republic First Bancorp, Inc, and Theodore J. Flocco, Jr., who, since the investment, has been elected to the Company's Board of Directors and serves as the Chairman of the Audit Committee. Trust IV also issued $0.3 million of common securities to the Company.  Trust IV purchased $11.1 million of junior subordinated debentures due 2038, which pay interest at an annual rate of 8.0% and are callable after the fifth year under certain terms and conditions. The trust preferred securities of Trust IV are convertible into approximately 1.7 million shares of common stock of the Company, based on a conversion price of $6.50 per share of Company common stock, and at December 31, 2017 were fully convertible. One independent director converted $240,000 of trust preferred securities into 37,000 shares of common stock in 2017.

Deferred issuance costs included in subordinated debt were $555,000 and $595,000 at December 31, 2017 and December 31, 2016, respectively. Amortization of deferred issuance costs were $29,000, $24,000, and $24,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

On January 31, 2018, the Company notified the existing holders of Trust IV securities of its intent to fully redeem these securities in accordance with the Optional Redemption terms included in the Indenture Agreement. The securities will be redeemed on March 31, 2018 at a price equal to the outstanding principal amount, plus accrued interest. The holders have the option to convert these securities into shares of the Company's common stock at any time until the end of the last business day preceding the redemption date.

9.	Deposits

The following is a breakdown, by contractual maturities of the Company's certificates of deposit for the years 2018 through 2022.

(dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total

Certificates of Deposit	$54,454	$37,143	$23,369	$974	$797	$-	$116,737

Certificates of deposit of $250,000 or more totaled $57.5 million and $42.5 million at December 31, 2017 and 2016, respectively.

Deposits of related parties totaled $107.1 million and $120.2 million at December 31, 2017 and 2016, respectively.

10.	Income Taxes

The benefit for income taxes for the years ended December 31, 2017, 2016, and 2015 consists of the following:

(dollars in thousands)	2017	2016	2015
Current
Federal	$2,137	$261	$58
State	-	-	-
Deferred	(5,056)	(380)	(84)
Total benefit for income taxes	$(2,919)	$(119)	$(26)

The following table reconciles the difference between the actual tax provision and the amount per the statutory federal income tax rate of 35.0% for the years ended December 31, 2017, 2016, and 2015.

(dollars in thousands)	2017	2016	2015
Tax provision computed at statutory rate	$2,095	$1,689	$843
Tax exempt interest	(573)	(582)	(394)
Effect of change in tax rate	7,661	-	-
Deferred tax asset valuation allowance adjustment	(12,214)	(1,508)	(937)
Other	112	282	462
Total benefit for income taxes	$(2,919)	$(119)	$(26)

The significant components of the Company's net deferred tax asset as of December 31, 2017 and 2016 are as follows:

(dollars in thousands)	2017	2016
Deferred tax assets
Allowance for loan losses	$2,047	$3,288
Deferred compensation	557	824
Unrealized losses on securities available for sale	2,789	4,087
Realized losses in other than temporary impairment charge	65	336
Foreclosed real estate write-downs	1,468	2,377
Interest income on non-accrual loans	525	1,425
Net operating loss carryforward	5,549	8,896
Other	1,266	2,001
Total deferred tax assets	14,266	23,234
Deferred tax liabilities
Deferred loan costs	998	1,313
Other	553	528
Total deferred tax liabilities	1,551	1,841
Net deferred tax asset before valuation allowance	12,715	21,393
Less: valuation allowance	-	(12,214)
Net deferred tax asset	$12,715	$9,179

The Company's net deferred tax asset before the consideration of a valuation allowance decreased to $12.7 million at December 31, 2017 compared to $21.4 million at December 31, 2016. This decrease was primarily driven by the impact of the "Tax Cuts and Jobs Act" which was signed into law in December 2017. It included a reduction in the corporate income tax rate from 35% to 21%. The Company's deferred tax asset balances have historically been calculated using a federal tax rate of 35%. As a result of the change in the tax rate, the value of the Company's existing deferred tax assets permanently decreased by $7.7 million to $12.7 million at December 31, 2017. Therefore, a charge of $7.7 million was recorded to income tax expense in the fourth quarter of 2017 to reflect the reduction in value.

The $12.7 million net deferred tax asset as of December 31, 2017 is comprised of $5.5 million currently recognizable through net operating loss carryforwards ("NOLs") and $7.2 million attributable to several items associated with temporary timing differences which will reverse at some point in the future to provide a net reduction in tax liabilities. The Company's largest future reversal relates to its unrealized losses on securities available for sale, which totaled $2.8 million as of December 31, 2017.

The Company evaluates the carrying amount of its deferred tax assets on a quarterly basis or more frequently, if necessary, in accordance with the guidance provided in ASC 740, in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e. a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence.  If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods a valuation allowance is calculated and recorded.  These determinations are inherently subjective and dependent upon estimates and judgments concerning management's evaluation of both positive and negative evidence.

In conducting the deferred tax asset analysis, the Company believes it is important to consider the unique characteristics of an industry or business.  In particular, characteristics such as business model, level of capital and reserves held by financial institutions and their ability to absorb potential losses are important distinctions to be considered for bank holding companies like the Company. In addition, it is also important to consider that NOLs for federal income tax purposes can generally be carried back two years and carried forward for a period of twenty years, for NOLs created prior to January 1, 2018.  The Company has a federal NOL in the amount of $24.4 million which will begin to expire after December 31, 2030 through December 31, 2031 if not utilized prior to that date. In order to realize our deferred tax assets, we must generate sufficient taxable income in such future years.

In assessing the need for a valuation allowance, we carefully weighed both positive and negative evidence currently available. Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified.

 Positive evidence evaluated when considering the need for a valuation allowance included:

•	the annual improvement in earnings during the three year period ended December 31, 2017

•	continued growth in interest-earning assets is expected and supported by the capital raise completed during the fourth quarter of 2016;

•	deposit growth in each of the stores opened since the inception of the growth and expansion strategy in 2014 has met or exceeded expectations;

•	loan growth during 2017 was greater than 20%;

•	the acquisition of a residential mortgage lending team (Oak Mortgage Company) completed in July 2016 continues to supplement earnings growth;

•	two of the Company's largest non-performing assets have been resolved in 2017; and

•	a cumulative loss has not been recorded in recent years.

Negative evidence evaluated when considering the need for a valuation allowance included:

•	profitability metrics for return on assets and return on equity remain below industry standards; and

•
past earnings have been heavily dependent upon the success of the SBA Lending Team which has recently experienced reduced loan volumes and the recently acquired Mortgage Division which can be significantly impacted by a changing interest rate environment and other various economic factors.

The ongoing success of the Company's growth and expansion strategy, along with the successful integration of the mortgage company and the limited exposure remaining with current asset quality issues put the Company in a position to rely on projections of future taxable income when evaluating the need for a valuation allowance against its deferred tax assets. Based on the guidance provided in FASB Accounting Standards Codification Topic 740 (ASC 740), the Company believed that the positive evidence considered at December 31, 2017 outweighed the negative evidence and that it was more likely than not that all of the Company's deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance was not required at December 31, 2017 and a $10.6 million benefit for income taxes was recorded in the fourth quarter of 2017 to reflect the reversal of the valuation allowance.

The net deferred tax asset balance before consideration of a valuation allowance was $12.7 million as of December 31, 2017 and $21.4 million as of December 31, 2016.  The Company recorded a partial valuation allowance related to the deferred tax asset balance in the amount of $12.2 million as of December 31, 2016.

The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The Company has not identified any uncertain tax position as of December 31, 2017. No interest or penalties have been recorded for the years ended December 31, 2017, 2016, and 2015. The Internal Revenue Service has completed its audits of the Company's federal tax returns for all tax years through December 31, 2013. The Pennsylvania Department of Revenue is not currently conducting any income tax audits. The Company's federal income tax returns filed subsequent to 2014 remain subject to examination by the Internal Revenue Service.

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $264.3 million and $215.9 million and standby letters of credit of approximately $12.6 million and $5.7 million at December 31, 2017 and 2016, respectively. Commitments often expire without being drawn upon. Of the $264.3 million of commitments to extend credit at December 31, 2017, substantially all were variable rate commitments.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of liability as of December 31, 2017 and 2016 for guarantees under standby letters of credit issued is not material.

12.	Commitments and Contingencies

       Lease Arrangements

As of December 31, 2017, the Company had entered into non-cancelable leases expiring on various dates through May 31, 2037.  Certain leases include escalation clauses that will require increasing cash payments over the term of the lease.  The leases are accounted for as operating leases.  The minimum annual rental payments required under these leases are as follows (dollars in thousands):

Year Ended	Amount

2018	$3,735
2019	3,540
2020	3,464
2021	2,219
2022	2,104
Thereafter	15,441
Total	$30,503

The Company incurred rent expense of $4.0 million, $3.4 million, and $2.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Dividend payments by Republic to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code") and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Republic would be limited to $34.5 million of dividends plus an additional amount equal to its net profit for 2018, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios.

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

The following table presents the Company's and Republic's capital regulatory ratios at December 31, 2017 and 2016:

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2017:

Total risk based capital
Republic	$187,732	12.57%	$119,446	8.00%	$138,109	9.25%	$149,307	10.00%
Company	249,510	16.70%	119,521	8.00%	138,197	9.25%	-	-%
Tier one risk based capital
Republic	179,133	12.00%	89,584	6.00%	108,248	7.25%	119,446	8.00%
Company	240,911	16.13%	89,641	6.00%	108,316	7.25%	-	-%
CET 1 risk based capital
Republic	179,133	12.00%	67,188	4.50%	85,852	5.75%	97,050	6.50%
Company	220,433	14.75%	67,231	4.50%	85,906	5.75%	-	-%
Tier one leveraged capital
Republic	179,133	7.91%	90,531	4.00%	90,531	4.00%	113,164	5.00%
Company	240,911	10.64%	90,586	4.00%	90,586	4.00%	-	-%

At December 31, 2016:

Total risk based capital
Republic	$179,057	13.93%	$102,811	8.00%	$110,843	8.625%	$128,514	10.00%
Company	245,043	18.99%	103,226	8.00%	111,290	8.625%	-	-%
Tier one risk based capital
Republic	169,902	13.22%	77,108	6.00%	85,140	6.625%	102,811	8.00%
Company	235,888	18.28%	77,419	6.00%	85,484	6.625%	-	-%
CET 1 risk based capital
Republic	169,902	13.22%	57,831	4.50%	65,863	5.125%	83,534	6.50%
Company	214,088	16.59%	58,064	4.50%	66,129	5.125%	-	-%
Tier one leveraged capital
Republic	169,902	9.20%	73,843	4.00%	73,843	4.00%	92,304	5.00%
Company	235,888	12.74%	74,073	4.00%	74,073	4.00%	-	-%

Management believes that Republic met, as of December 31, 2017, all capital adequacy requirements to which it is subject. As of December 31, 2017 and 2016, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act.  There are no calculations or events since that notification that management believes have changed Republic's category.

Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1, Tier 1, and total risk-based capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned to one of several categories of risk-weights, based primarily on relative risk.  Under the Federal Reserve's rules, Republic is required to maintain a minimum common equity Tier 1 capital ratio requirement of 4.5%, a minimum Tier 1 capital ratio requirement of 6%, a minimum total capital requirement of 8% and a minimum leverage ratio requirement of 4%.  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.  The capital conservation buffer, which is composed of common equity Tier 1 capital, began on January 1, 2016 at the 0.625% level and will be phased in over a three year period (increasing by that amount on each January 1, until it reaches 2.5% on January 1, 2019).  Implementation of the deductions and other adjustments to common equity Tier 1 capital began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).

The following table shows the required capital ratios with the conversation buffer over the phase-in period.

	Basel III Community Banks Minimum Capital Ratio Requirements
	2016	2017	2018	2019

Common equity Tier 1 capital (CET1)	5.125%	5.750%	6.375%	7.000%
Tier 1 capital (to risk weighted assets)	6.625%	7.250%	7.875%	8.500%
Total capital (to risk-weighted assets)	8.625%	9.250%	9.875%	10.500%

The Company believes that, as of December 31, 2017, all capital adequacy requirements are met under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

14.	Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Company limited to 4% of total salary. The total expense charged to Republic, and included in salaries and employee benefits relating to the plan, was $927,000 in 2017, $627,000 in 2016, and $546,000 in 2015.

Directors' and Officers' Plans

The Company has agreements that provide for an annuity payment upon the retirement or death of certain directors and officers, ranging from $15,000 to $25,000 per year for ten years. The agreements were modified for most participants in 2001, to establish a minimum age of 65 to qualify for the payments. All participants are fully vested. The accrued benefits under the plan amounted to $1.2 million at December 31, 2017 and $1.3 million 2016, which is included in other liabilities. The expense for the years ended December 31, 2017, 2016, and 2015, totaled $24,000, $31,000, and $34,000, respectively, which is included in salaries and employee benefits. The Company funded the plan through the purchase of certain life insurance contracts. The aggregate cash surrender value of these contracts (owned by the Company) was $2.4 million at December 31, 2017 and 2016 and is included in other assets.

The Company maintains a deferred compensation plan for the benefit of certain officers and directors. The plan permits certain participants to make elective contributions to their accounts, subject to applicable provisions of the Internal Revenue Code.  In addition, the Company may make discretionary contributions to participant accounts.  Company contributions are subject to vesting, and generally vest three years after the end of the plan year to which the contribution applies, subject to acceleration of vesting upon certain changes in control (as defined in the plan) and to forfeiture upon termination for cause (as defined in the plan).  Participant accounts are adjusted to reflect contributions and distributions, and income, gains, losses, and expenses as if the accounts had been invested in permitted investments selected by the participants, including Company common stock.  The plan provides for distributions upon retirement and, subject to applicable limitations under the Internal Revenue Code, limited hardship withdrawals.  As of December 31, 2017 and 2016, $1.2 million and $974,000, respectively, in benefits had vested and the accrued benefits are included in other liabilities.

Expense recognized for the deferred compensation plan for 2017, 2016, and 2015 was $28,000, $88,000 and $15,000, respectively, and is included in salaries and employee benefits. Although the plan is an unfunded plan, and does not require the Company to segregate any assets, the Company has purchased shares of Company common stock in anticipation of its obligation to pay benefits under the plan.  Such shares are classified in the financial statements as stock held by deferred compensation plan.  No purchases were made in 2017, 2016, and 2015.  As of December 31, 2017, approximately 25,437 shares of Company common stock were classified as stock held by deferred compensation plan.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2017 and December 31, 2016 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

December 31, 2017
Assets:

Collateralized mortgage obligations	$320,241	$-	$320,241	$-
Agency mortgage-backed securities	54,866	-	54,866	-
Municipal securities	15,100	-	15,100	-
Corporate bonds	60,282	-	57,196	3,086
Asset-backed securities	13,452	-	13,452	-
Trust Preferred Securities	489	-	-	489
Securities Available for Sale	$464,430	$-	$460,855	$3,575

Mortgage Loans Held for Sale	$43,375	$-	$43,375	$-
SBA Servicing Assets	5,243	-	-	5,243
Interest Rate Lock Commitments	363	-	363	-
Best Efforts Forward Loan Sales Commitments	5	-	5	-
Mandatory Forward Loan Sales Commitments	19	-	19	-

Liabilities:

Interest Rate Lock Commitments	1	-	1	-
Best Efforts Forward Loan Sales Commitments	93	-	93	-
Mandatory Forward Loan Sales Commitments	195	-	195	-

December 31, 2016
Assets:

Collateralized mortgage obligations	$224,765	$-	$224,765	$-
Agency mortgage-backed securities	36,710	-	36,710	-
Municipal securities	26,547	-	26,547	-
Corporate bonds	64,748	-	61,777	2,971
Asset-backed securities	15,149	-	15,149	-
Trust Preferred Securities	1,820	-	-	1,820
Securities Available for Sale	$369,739	$-	$364,948	$4,791

Mortgage Loans Held for Sale	$23,911	$-	$23,911	$-
SBA Servicing Assets	5,352	-	-	5,352
Interest Rate Lock Commitments	439	-	439	-
Best Efforts Forward Loan Sales Commitments	103	-	103	-
Mandatory Forward Loan Sales Commitments	229	-	229	-

Liabilities:

Interest Rate Lock Commitments	55	-	55	-
Best Efforts Forward Loan Sales Commitments	125	-	125	-
Mandatory Forward Loan Sales Commitments	38	-	38	-

The following table presents an analysis of the activity in the SBA servicing assets for the years ended December 31, 2017, 2016, and 2015:

(dollars in thousands)	2017	2016	2015
Beginning balance, January 1st	$5,352	$4,886	4,099
Additions	1,078	1,541	801
Fair value adjustments	(1,187)	(1,075)	(14)
Ending balance, December 31st	$5,243	$5,352	4,886

Fair value adjustments are recorded as loan and servicing fees on the statement of income.  Servicing fee income, not including fair value adjustments, totaled $1.8 million, $1.8 million, and $1.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. Total loans in the amount of $204.9 million at December 31, 2017 and $191.0 million at December 31, 2016 were serviced for others.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1,	$1,820	$2,971	$1,883	$2,834	$3,193	$3,005
Security transferred to Level 3 measurement	-	-	-	-	-	-
Unrealized (losses) gains	1,006	115	(56)	137	882	(171)
Paydowns	-	-	-	-	(19)	-
Proceeds from sales	(1,539)	-	-	-	(1,952)	-
Realized losses	(798)	-	-	-	(218)	-
Impairment charges on Level 3	-	-	(7)	-	(3)	-
Balance, December 31,	$489	$3,086	$1,820	$2,971	$1,883	$2,834

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2017 and 2016, respectively, were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2017:
Impaired loans	$7,322	$-	$-	$7,322
Other real estate owned	5,727	-	-	5,727

December 31, 2016:
Impaired loans	$9,110	$-	$-	$9,110
Other real estate owned	8,563	-	-	8,563

The table below presents additional quantitative information about Level 3 assets measured at fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (WeightedAverage)
December 31, 2017
Corporate bonds	$3,086	Discounted Cash Flows	Discount Rate	(5.99%)

Trust preferred security	$489	Discounted Cash Flows	Discount Rate	(8.33%)

SBA servicing assets	$5,243	Discounted Cash Flows	Conditional Prepayment Rate Discount Rate	(7.85%) (10.50%)

Impaired loans	$7,322	Appraised Value of Collateral (1)	Liquidation expenses (2)	10% - 21% (14%) (3)

Other real estate owned	$5,727	Appraised Value of Collateral (1) Sales Price	Liquidation expenses (2) Liquidation expenses (2)	(22%) (3) 4% - 7% (7%) (3)

December 31, 2016
Corporate bonds	$2,971	Discounted Cash Flows	Discount Rate	(4.68%)

Trust preferred securities	$1,820	Discounted Cash Flows	Discount Rate	8.85% - 9.35% (9.08%)

SBA servicing assets	$5,352	Discounted Cash Flows	Conditional Prepayment Rate Discount Rate	(6.12%) (10.00%)

Impaired loans	$9,110	Appraised Value of Collateral (1) Sales Price	Liquidation expenses (2) Liquidation expenses (2)	7% - 20% (11%) (3) (7%) (3)

Other real estate owned	$8,563	Appraised Value of Collateral (1) Sales Price	Liquidation expenses (2) Liquidation expenses (2)	5% - 76% (17%) (3) 7% - 8% (7%) (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at December 31, 2017 and December 31, 2016:

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management's best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows. The Level 3 investment securities classified as available for sale are comprised of a single trust preferred security and a single corporate bond.

 The trust preferred security is a pool of similar securities that are grouped into an asset structure commonly referred to as collateralized debt obligations ("CDOs") which consist of the debt instruments of various banks, diversified by the number of participants in the security as well as geographically.  The secondary market for this security has become inactive, and therefore this security is classified as a Level 3 security. The fair value analysis does not reflect or represent the actual terms or prices at which any party could purchase the security. There is currently a limited secondary market for the security and there can be no assurance that any secondary market for the security will expand.

An independent, third party pricing service is used to estimate the current fair market value of the CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred security, the financial condition of the issuers of the trust preferred security, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of the security and its specific collateral as of December 31, 2017 and December 31, 2016. Financial information on the issuers was also obtained from Bloomberg, the FDIC, and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages.

The fair market valuation for the CDO was determined based on discounted cash flow analyses. The cash flows are primarily dependent on the estimated speeds at which the trust preferred security is expected to prepay, the estimated rates at which the trust preferred security is expected to defer payments, the estimated rates at which the trust preferred security is expected to default, and the severity of the losses on the security that does default.

Increases (decreases) in actual or expected issuer defaults tend to decrease (increase) the fair value of senior and mezzanine tranches of CDOs.  The value of the Company's mezzanine tranches of the CDO is also affected by expected future interest rates.  However, due to the structure of the security, timing of cash flows, and secondary effects on the financial performance of the underlying issuers, the effects of changes in future interest rates on the fair value of the Company's holdings are not quantifiably estimable.

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

SBA Loans Held For Sale (Carried at Lower of Cost or Fair Value)

The fair values of SBA loans held for sale is determined, when possible, using quoted secondary-market prices and are classified within Level 3 of the fair value hierarchy.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale at December 31, 2017 and December 31, 2016.

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. In 2016, Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect their economic value. All mortgage loans held for sale originated subsequent to the election date are carried at fair value. All loans held for sale originated prior to the election date were sold prior to December 31, 2016. Interest income on loans held for sale, totaled $976,000 and $283,000 for the twelve months ended December 31, 2017 and December 31, 2016, respectively, are included in interest and fees in the statements of income.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of December 31, 2017 and December 31, 2016 (dollars in thousands):

	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
Mortgage loans held for sale

December 31, 2017	$43,375	$42,046	$1,329

December 31, 2016	$23,911	$23,428	$483

Changes in the excess carrying amount over aggregate unpaid principal balance are recorded in the statement of income in mortgage banking income. Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at December 31, 2017 and December 31, 2016.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At December 31, 2017 and December 31, 2016, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

SBA Servicing Asset (Carried at Fair Value)

The SBA servicing asset is initially recorded when loans are sold and the servicing rights are retained and recorded on the balance sheet.  An updated fair value is obtained from an independent third party on a quarterly basis and adjustments are presented as loan and servicing fees on the statement of income. The valuation begins with the projection of future cash flows for each asset based on their unique characteristics, the Company's market-based assumptions for prepayment speeds and estimated losses and recoveries.  The present value of the future cash flows are then calculated utilizing the Company's market-based discount ratio assumptions.  In all cases, the Company's models expected payments for every loan for each quarterly period in order to create the most detailed cash flow stream possible.

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.  At December 31, 2017 and December 31, 2016, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	December 31, 2017	December 31, 2016

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$5,243	$5,352

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	2%	0%
Adjustable-rate SBA loans	98%	100%
Total	100%	100%

Weighted Average Remaining Term	20.5 years	21.1 years

Prepayment Speed	7.85%	6.12%
Effect on fair value of a 10% increase	$(171)	$(161)
Effect on fair value of a 20% increase	(333)	(316)

Weighted Average Discount Rate	10.50%	10.00%
Effect on fair value of a 10% increase	$(211)	$(226)
Effect on fair value of a 20% increase	(407)	(435)

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

The estimated fair values of the Company's financial instruments at December 31, 2017 were as follows:

	Fair Value Measurements at December 31, 2017
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$61,942	$61,942	$61,942	$-	$-
Investment securities available for sale	464,430	464,430	-	460,855	3,575
Investment securities held to maturity	472,213	463,799	-	463,799	-
Restricted stock	1,918	1,918	-	1,918	-
Loans held for sale	45,700	45,714	-	43,375	2,339
Loans receivable, net	1,153,679	1,120,305	-	-	1,120,305
SBA servicing assets	5,243	5,243	-	-	5,243
Accrued interest receivable	7,009	7,009	-	7,009	-
Interest rate lock commitments	363	363	-	363	-
Best efforts forward loan sales commitments	5	5	-	5	-
Mandatory forward loan sales commitments	19	19	-	19	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,946,558	$1,946,558	$-	$1,946,558	$-
Time	116,737	115,673	-	115,673	-
Subordinated debt	21,681	18,458	-	-	18,458
Accrued interest payable	293	293	-	293	-
Interest rate lock commitments	1	1	-	1	-
Best efforts forward loan sales commitments	93	93	-	93	-
Mandatory forward loan sales commitments	195	195	-	195	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

The estimated fair values of the Company's financial instruments at December 31, 2016 were as follows:

	Fair Value Measurements at December 31, 2016
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$34,554	$34,554	$34,554	$-	$-
Investment securities available for sale	369,739	369,739	-	364,948	4,791
Investment securities held to maturity	432,499	425,183	-	425,183	-
Restricted stock	1,366	1,366	-	1,366	-
Loans held for sale	28,065	28,267	-	23,911	4,356
Loans receivable, net	955,817	937,944	-	-	937,944
SBA servicing assets	5,352	5,352	-	-	5,352
Accrued interest receivable	5,497	5,497	-	5,497	-
Interest rate lock commitments	439	439	-	439	-
Best efforts forward loan sales commitments	103	103	-	103	-
Mandatory forward loan sales commitments	229	229	-	229	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,566,506	$1,566,506	$-	$1,566,506	$-
Time	111,164	110,988	-	110,988	-
Subordinated debt	21,881	16,286	-	-	16,286
Accrued interest payable	444	444	-	444	-
Interest rate lock commitments	55	55	-	55	-
Best efforts forward loan sales commitments	125	125	-	125	-
Mandatory forward loan sales commitments	38	38	-	38	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

16.  Stock Based Compensation

The Company has a Stock Option and Restricted Stock Plan ("the 2005 Plan"), under which the Company granted options, restricted stock or stock appreciation rights to the Company's employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company's 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of December 31, 2017, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company's stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company's shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the "2014 Plan"), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company's employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At December 31, 2017, the maximum number of common shares issuable under the 2014 Plan was 6.0 million shares. During the twelve months ended December 31, 2017, 916,000 options were granted under the 2014 Plan with a fair value of $3,228,972.

The Company utilized the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2017, 2016, and 2015 is as follows:

	2017	2016	2015
Dividend yield(1)	0.0%	0.0%	0.0%
Expected volatility(2)	44.00% to 50.09%	46.38% to 52.54%	53.78% to 56.00%
Risk-free interest rate(3)	1.89% to 2.30%	1.23% to 1.82%	1.49% to 2.00%
Expected life(4)	5.5 to 7.0 years	5.5 to 7.0 years	5.5 to 7.0 years
Assumed forfeiture rate(5)	6.0%	10.0%	19.0%

(1)	A dividend yield of 0.0% is utilized because cash dividends have never been paid.
(2)	Expected volatility is based on Bloomberg's five and one-half to seven year volatility calculation for "FRBK" stock.
(3)	The risk-free interest rate is based on the five to seven year Treasury bond.
(4)	The expected life reflects a 1 to 4 year vesting period, the maximum ten year term and review of historical behavior.
(5)	Forfeiture rate is determined through forfeited and expired options as a percentage of options granted over the current three year period.

During 2017, 529,624 options vested as compared to 519,050 options in 2016 and 349,062 options in 2015. Expense is recognized ratably over the period required to vest.  At December 31, 2017, the intrinsic value of the 3,005,825 options outstanding was $10.4 million, while the intrinsic value of the 1,346,723 exercisable (vested) options was $6.6 million.  During 2017, 45,100 options were forfeited with a weighted average grant date fair value of $159,000.

Information regarding stock based compensation for the years ended December 31, 2017, 2016, and 2015 is set forth below:

	2017	2016	2015
Stock based compensation expense recognized	$1,842,000	$759,000	$600,000
Number of unvested stock options	1,659,102	1,283,226	1,173,276
Fair value of unvested stock options	$4,587,565	$2,184,773	$1,906,691
Amount remaining to be recognized as expense	$2,508,314	$1,104,424	$873,714

The remaining amount of $2.5 million will be recognized ratably as expense through November 2021.

A summary of stock option activity under the Plan as of December 31, 2017, 2016, and 2015 is as follows:

	For the Years Ended December 31,
	2017		2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	2,332,900	$3.70	1,947,725	$3.56	1,495,899	$3.59
Granted	916,000	8.03	661,750	4.06	505,200	3.55
Exercised	(197,975)	3.26	(226,275)	3.21	(21,500)	3.01
Forfeited	(45,100)	7.95	(50,300)	5.21	(31,874)	5.13
Outstanding, end of year	3,005,825	$4.98	2,332,900	$3.70	1,947,725	$3.56

Options exercisable at year-end	1,346,723	$3.55	1,049,674	$3.70	772,949	$4.18

Weighted average fair value of options granted during the year		$3.75		$1.80		$1.89

     A summary of stock option exercises and related proceeds during the years end December 31, 2017, 2016, and 2015 is as follows:

	For the Years Ended December 31,
	2017	2016	2015

Number of options exercised	197,975	226,275	21,500
Cash received	$646,263	$726,157	$64,624
Intrinsic value	$991,957	$739,699	$26,532
Tax benefit	$81,589	$-	$-

The following table summarizes information about options outstanding at December 31, 2017:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$1.55 to $3.53	559,075	4.5	$2.53	546,075	$2.50
$3.55 to $3.95	757,150	6.5	3.62	404,112	3.64
$3.99 to $7.85	761,600	6.9	4.43	376,536	4.73
$8.00 to $9.50	928,000	9.0	8.03	20,000	8.00
	3,005,825		$4.98	1,346,723	$3.55

A roll-forward of non-vested options during the year ended December 31, 2017 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	1,283,226	$1.70
Granted	916,000	3.75
Vested	(529,624)	1.76
Forfeited	(10,500)	2.51
Nonvested, end of year	1,659,102	$2.77

17.  Segment Reporting

The Company has one reportable segment:  community banking.  The community banking segment primarily encompasses the commercial loan and deposit activities of Republic, as well as, residential mortgage and consumer loan products in the area surrounding its stores. Mortgage loans in Delaware and Florida are primarily made to local customers that have second homes (vacation) in Delaware and Florida. We do not have loan production offices in those states.

18.  Transactions with Affiliates and Related Parties

The Company made payments to related parties in the amount of $653,000 during 2017, and $1.0 million during 2016 and 2015. The disbursements made during 2017, 2016, and 2015 include $361,000, $450,000, and $415,000, respectively, in fees for marketing, graphic design, architectural and project management services paid to InterArch, a company owned by the spouse of Vernon W. Hill, II. Mr. Hill is the Chairman of the Company, and beneficially owns 8.1% of the common shares currently outstanding.  The Company paid $172,000, $194,000 and $144,000 during 2017, 2016, and 2015 to Glassboro Properties, LLC related to a land lease agreement for its Glassboro store. Mr. Hill has an ownership interest in Glassboro Properties LLC, a commercial real estate firm. The Company paid $7,000 during 2015 to SDI Commercial Real Estate LLC for reimbursement of costs related to site development as part of the Company's growth and expansion strategy. Mr. Hill has an ownership interest in SDI Commercial Real Estate LLC, a commercial real estate firm. Prior to his appointment as Chairman in December 2016, Mr. Hill acted as a consultant for the Company and was paid $250,000 annually for his services.

The Company paid $120,000 during 2017, 2016 and 2015 to Brian Communications for public relations services in addition to reimbursements for out-of-pocket expenses and other reimbursable costs. Brian Tierney, a member of the Board of Directors, is the CEO of Brian Communications, a strategic communications agency.

19.  Parent Company Financial Information

The following financial statements for Republic First Bancorp, Inc. (Parent Company) should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.

Balance Sheet
December 31, 2017 and 2016
(Dollars in thousands)

	December 31, 2017	December 31, 2016
ASSETS
Cash	$60,309	$61,011
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding junior obligations of the corporation	676	676
Investment in subsidiaries	181,256	170,868
Other assets	5,931	4,589
Total Assets	$248,172	$237,144

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accrued expenses	$31	$210
Corporation-obligated mandatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures of the corporation	21,681	21,881
Total Liabilities	21,712	22,091

Shareholders' Equity
Total Shareholders' Equity	226,460	215,053

Total Liabilities and Shareholders' Equity	$248,172	$237,144

Statements of Income, Comprehensive Income (Loss), and Changes in Shareholders' Equity
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands)

	2017	2016	2015

Interest income	$37	$35	$34
Total income	37	35	34

Trust preferred interest expense	1,225	1,160	1,114
Other expenses	1,424	717	572
Total expenses	2,649	1,877	1,686
Net loss before taxes	(2,612)	(1,842)	(1,652)

Benefit for income taxes	(914)	(645)	(578)
Loss before undistributed income of subsidiaries	(1,698)	(1,197)	(1,074)
Equity in undistributed income of subsidiaries	10,603	6,142	3,507
Net income	$8,905	$4,945	$2,433

Net income	$8,905	$4,945	$2,433
Total other comprehensive loss	(215)	(4,129)	(2,533)
Total comprehensive income (loss)	$8,690	$816	$(100)

Shareholders' equity, beginning of year	$215,053	$113,375	$112,811
Shares issued under common stock offering	-	99,175	-
Stock based compensation	1,842	759	600
Stock options issued in acquisition	-	202	-
Exercise of stock options	646	726	64
Conversion of subordinated debt to common shares	229	-	-
Net income	8,905	4,945	2,433
Total other comprehensive loss	(215)	(4,129)	(2,533)
Shareholders' equity, end of year	$226,460	$215,053	$113,375

Statements of Cash Flows
For the years ended December 31, 2017, 2016, and 2016
(Dollars in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$8,905	$4,945	$2,433
Adjustments to reconcile net income to net cash used in operating activities:
Share based compensation	1,842	961	600
Amortization of debt issuance costs	29	24	24
Increase in other assets	(1,342)	(716)	(636)
Net (decrease) increase in other liabilities	(179)	190	2
Equity in undistributed income of subsidiaries	(10,603)	(6,142)	(3,507)
Net cash used in operating activities	(1,348)	(738)	(1,084)

Cash flows from investing activities:
Investment in subsidiary	-	(40,203)	(6,400)
Net cash used in investing activities	-	(40,203)	(6,400)

Cash flows from financing activities:
Net proceeds from stock offering	-	99,175	-
Exercise of stock options	646	726	64
Net cash provided by financing activities	646	99,901	64

Increase (decrease) in cash	(702)	58,960	(7,420)
Cash, beginning of period	61,011	2,051	9,471
Cash, end of period	$60,309	$61,011	$2,051

20.  Quarterly Financial Data (unaudited)

 The following represents summarized unaudited quarterly financial data of the Company for each of the quarters ended during 2017 and 2016.
Summary of Selected Quarterly Consolidated Financial Data
(dollars in thousands, except per share data)

	For the Quarter Ended
	December 31st	September 30th	June 30th	March 31st
2017

Interest income	$19,409	$17,922	$17,331	$16,187
Interest expense	2,542	2,210	2,064	1,968
Net interest income	16,867	15,712	15,267	14,219
Provision for loan losses	400	-	500	-
Non-interest income	5,012	5,778	4,969	4,338
Non-interest expense	21,622	19,165	17,685	16,804
Provision (benefit) for income taxes	(2,881)	4	(8)	(34)
Net income	$2,738	$2,321	$2,059	$1,787

Net income per share (1):
Basic	$0.05	$0.04	$0.04	$0.03
Diluted	$0.05	$0.04	$0.04	$0.03

2016

Interest income	$14,636	$13,620	$13,209	$12,762
Interest expense	1,946	1,834	1,612	1,471
Net interest income	12,690	11,786	11,597	11,291
Provision for loan losses	-	607	650	300
Non-interest income	4,727	5,142	3,031	2,412
Non-interest expense	15,970	15,013	12,967	12,343
Benefit for income taxes	(50)	(32)	(12)	(25)
Net income	$1,497	$1,340	$1,023	$1,085

Net income per share (1):
Basic	$0.03	$0.04	$0.03	$0.03
Diluted	$0.03	$0.03	$0.03	$0.03

(1)	Quarterly net income per share does not add to full year net income per share due to rounding.

21. Changes in Accumulated Other Comprehensive Income (Loss) By Component (1)

     The following table presents the changes in accumulated other comprehensive loss by component, net of taxes, for the years ended December 31, 2017, 2016, and 2015.

	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2017	$(6,831)	$(463)	$(7,294)
Unrealized loss on securities	(413)	-	(413)
Amounts reclassified from accumulated other comprehensive income to net income (2)	94	104	198
Net current-period other comprehensive income (loss)	(319)	104	(215)
Balance December 31, 2017	$(7,150)	$(359)	$(7,509)

Balance January 1, 2016	$(2,562)	$(603)	$(3,165)
Unrealized loss on securities	(3,853)	-	(3,853)
Amounts reclassified from accumulated other comprehensive income to net income (2)	(416)	140	(276)
Net current-period other comprehensive income (loss)	(4,269)	140	(4,129)
Balance December 31, 2016	$(6,831)	$(463)	$(7,294)

Balance January 1, 2015	$82	$(714)	$(632)
Unrealized loss on securities	(2,577)	-	(2,577)
Amounts reclassified from accumulated other comprehensive income to net income (2)	(67)	111	44
Net current-period other comprehensive income (loss)	(2,644)	111	(2,533)
Balance December 31, 2015	$(2,562)	$(603)	$(3,165)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains/losses on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Income.

22. Business Combination

Oak Mortgage Company, LLC

On July 28, 2016, Republic acquired all of the issued and outstanding limited liability company interests of Oak Mortgage Company, LLC ("Oak Mortgage") and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. The aggregate cash purchase price paid to the Sellers for their limited liability company interests at closing was $7.1 million, $1.0 million of which was deposited in an escrow account to be disbursed one year from closing subject to adjustment for any covered indemnity claims under the Purchase Agreement. Escrow funds were disbursed in the third quarter of 2017. The purchase price was considered final as of December 31, 2017.

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

On an unaudited pro forma basis for the year ended December 31, 2016, the Company would have reported total revenues of $69.4 million and net income of $6.1 million. The pro forma information does not necessarily reflect the results of operations that would have occurred had Oak Mortgage been acquired by the Company at the beginning of 2016. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies or other factors.

23: Goodwill and Other Intangibles

The Company completed an annual impairment test for goodwill as of July 31, 2017.  Future impairment testing will be conducted each July 31, unless a triggering event occurs in the interim that would suggest impairment, in which case it would be tested as of the date of the triggering event.  There was no goodwill impairment recorded during 2017.  There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

The Company's goodwill and intangible assets related to the acquisition of Oak Mortgage in July 2016 is detailed below:

(dollars in thousands)	Balance December 31, 2016	Additions/ Adjustments	Amortization	Balance December 31, 2017	Amortization Period (in years)

Goodwill	$5,011	$-	$-	$5,011	Indefinite
Non-compete agreements	61	-	(61)	-	1
Total	$5,072	$-	$(61)	$5,011

(dollars in thousands)	Balance December 31, 2015	Additions/ Adjustments	Amortization	Balance December 31, 2016	Amortization Period (in years)

Goodwill	$-	$5,011	$-	$5,011	Indefinite
Non-compete agreements	-	104	(43)	61	1
Total	$-	$5,115	$(43)	$5,072

24: Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the twelve months ended December 31, 2017. The following table summarizes the amounts recorded in Republic's statement of financial condition for derivatives not designated as hedging instruments as of December 31, 2017 and December 31, 2016 (in thousands):

December 31, 2017	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC's	Other Assets	$363	$16,366
Best efforts forward loan sales commitments	Other Assets	5	1,807
Mandatory forward loan sales commitments	Other Assets	19	4,566

Liability derivatives:

IRLC's	Other Liabilities	$1	$424
Best efforts forward loan sales commitments	Other Liabilities	93	14,983
Mandatory forward loan sales commitments	Other Liabilities	195	36,223

December 31, 2016	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC's	Other Assets	$439	$20,792
Best efforts forward loan sales commitments	Other Assets	103	8,586
Mandatory forward loan sales commitments	Other Assets	229	18,373

Liability derivatives:

IRLC's	Other Liabilities	$55	$6,757
Best efforts forward loan sales commitments	Other Liabilities	125	18,963
Mandatory forward loan sales commitments	Other Liabilities	38	5,024

The following table summarizes the amounts recorded in Republic's statement of income for derivative instruments not designated as hedging instruments for the twelve months ended December 31, 2017 and December 31, 2016 (in thousands):

Twelve Months Ended December 31, 2017	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLC's	Mortgage banking income	$(76)
Best efforts forward loan sales commitments	Mortgage banking income	(98)
Mandatory forward loan sales commitments	Mortgage banking income	(210)

Liability derivatives:

IRLC's	Mortgage banking income	$54
Best efforts forward loan sales commitments	Mortgage banking income	32
Mandatory forward loan sales commitments	Mortgage banking income	(157)

Twelve Months Ended December 31, 2016	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLC's	Mortgage banking income	$(1,042)
Best efforts forward loan sales commitments	Mortgage banking income	77
Mandatory forward loan sales commitments	Mortgage banking income	229

Liability derivatives:

IRLC's	Mortgage banking income	$(32)
Best efforts forward loan sales commitments	Mortgage banking income	264
Mandatory forward loan sales commitments	Mortgage banking income	(38)

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

Tel: 215-564-1900 Fax: 215-564-3940 www.bdo.com	Ten Penn Center 1801 Market Street, Suite 1700 Philadelphia, PA 19103

Shareholders and Board of Directors
Republic First Bancorp, Inc.
Philadelphia, Pennsylvania
Opinion on Internal Control over Financial Reporting
We have audited Republic First Bancorp, Inc.'s (the "Company's") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 13, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Philadelphia, Pennsylvania
March 13, 2018

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company's internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2017 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended December 31, 2017.

Management's Report on Internal Controls

Management of Republic First Bancorp, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The Company's management, under the supervision and with the participation of the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting, as of December 31, 2017, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework 2013, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2017.

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

BDO, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of and for the years ended December 31, 2017 and 2016, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, as stated in their reports, which are included herein.

Item 9B:  Other Information

None

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company's 2018 annual meeting of shareholders, including, but not necessarily limited to, the sections entitled "Board of Directors and Committees" and "Executive Officers and Compensation."

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

Item 11:  Executive Compensation

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company's 2018 annual meeting of shareholders, including, but not necessarily limited to, the section entitled "Executive Officers and Compensation."

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company's 2018 annual meeting of shareholders, including, but not necessarily limited to, the section entitled "Security Ownership of Certain Beneficial Owners and Management."

The following table sets forth information as of December 31, 2017, with respect to the shares of common stock that may be issued under the Company's existing equity compensation plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	3,005,825	$4.98	3,972,859 (1) (2)

Equity compensation plans not approved by security holders	-	-	-

Total	3,005,825	$4.98	3,972,859 (1) (2)

(1)	Pursuant to the terms of the Stock Option and Restricted Stock Plan, as amended and restated in 2005, no additional equity awards were issuable after November 14, 2015.

(2)
The 2014 Republic First Bancorp, Inc. Equity Incentive Plan provides for 2,600,000 shares of common stock plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, to be available for such grants.

Item 13:  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company's 2018 annual meeting of shareholders, including, but not necessarily limited to, the sections entitled "Certain Relationships and Related Transactions" and "Board of Directors and Committees."

Item 14:  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company's 2018 annual meeting of shareholders, including, but not necessarily limited to, the section entitled "Information Regarding Independent Registered Public Accounting Firm".

PART IV

Item 15:  Exhibits, Financial Statement Schedules

(a)
(1) The following financial statements and related documents of Republic First Bancorp, Inc. are filed as part of this Annual Report on Form 10-K in Part II – Item 8 "Financial Statements and Supplementary Data":

a.	Consolidated Balance Sheets as of December 31, 2017 and 2016;
b.	Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015;
c.	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016, and 2015;
d.	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015;
e.	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2017, 2016, and 2015; and
f.	Notes to Consolidated Financial Statements.

(a)	(2) None

(a)	(3) The exhibits filed or furnished, as applicable, as part of this report are listed under Exhibits at subsection (b) of this Item 15.

(b)	Exhibits

        The following Exhibits are filed as part of this report.

Exhibit Number	Description	Location
3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-K filed March 10, 2017

3.2	Amended and Restated By-Laws of Republic First Bancorp, Inc.	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)
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

10.1	Form of Employment Agreement, dated July 1, 2015, by and among, certain named Executive Officers, Republic First Bancorp, Inc. and Republic First Bank*	Incorporated by reference to Form 8-K filed July 14, 2015

10.2	Amended and Restated Stock Option Plan and Restricted Stock Plan*	Incorporated by reference to Form 10-K filed March 10, 2008

10.3	Deferred Compensation Plan*	Incorporated by reference to Form 10-K filed March 16, 2010

10.4	Amended and Restated Supplemental Retirement Plan Agreements between Republic First Bank and Certain Directors*	Incorporated by reference to Form 10-Q filed November 7, 2008

Exhibit Number	Description	Location
10.5	Purchase Agreement among Republic First Bancorp, Inc., Republic First Bancorp Capital Trust IV, and Purchasers of the Trust IV Capital Securities	Incorporated by reference to Form 10-Q filed November 7, 2008

10.6	Registration Rights Agreement among Republic First Bancorp, Inc. and the Holders of the Trust IV Capital Securities	Incorporated by reference to Form10-Q filed November 7, 2008

10.7	Agreement, dated March 9, 2017, between Republic First Bancorp, Inc. and Vernon W. Hill II	Incorporated by reference to Form 10-K filed March 10, 2017

10.8	Employment Agreement, dated May 10, 2013, by and among Harry D. Madonna, Republic First Bancorp, Inc., and Republic First Bank*	Incorporated by reference to Form 10-Q filed May 10, 2013

10.9	First Amendment to Employment Agreement, dated March 18, 2015, by and among Harry D. Madonna, Republic First Bancorp, Inc. and Republic First Bank*	Incorporated by reference to Form 8-K filed March 20, 2015

10.10	Form of Option Award*	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

10.11	Republic First Bancorp, Inc. 2014 Equity Incentive Plan*	Incorporated by reference to the definitive proxy statement on Schedule 14A filed March 26, 2014

10.12	Form of Incentive Stock Option Award – 2014 Equity Incentive Plan*	Incorporated by reference to Form 10-K filed March 13, 2015

10.13	Form of Nonqualified Stock Option Award – 2014 Equity Incentive Plan*	Incorporated by reference to Form 10-K filed March 13, 2015

10.14	Form of Investment Agreement	Incorporated by reference to Form 8-K filed April 22, 2014

10.15	Limited Liability Company Purchase Agreement dated July 26, 2016 by and among, Republic First Bank d/b/a Republic Bank and Owners of Oak Mortgage Company, LLC	Incorporated by reference to form 8-K filed August 1, 2016

21.1	Subsidiaries of the Company	Filed Herewith

23.1	Consent of BDO USA, LLP	Filed Herewith

Exhibit Number	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc.	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed Herewith

32.1	Section 1350 Certification of Harry D. Madonna	Furnished Herewith

32.2	Section 1350 Certification of Frank A. Cavallaro	Furnished Herewith

101
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016, and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015, (v) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2017, 2016, and 2015, and (vi) Notes to Consolidated Financial Statements.

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

REPUBLIC FIRST BANCORP, INC.

Date: March 13, 2018	By:	/s/ Harry D. Madonna
Harry D. Madonna
President and Chief Executive Officer
(principal executive officer)

Date: March 13, 2018	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 13, 2018	By:	/s/ Vernon W. Hill, II
Vernon W. Hill, II, Chairman of the Board

Date: March 13, 2018	By:	/s/ Andrew B. Cohen
Andrew B. Cohen, Director

Date: March 13, 2018	By:	/s/ Theodore J. Flocco, Jr.
Theodore J. Flocco, Jr., Director

Date: March 13, 2018	By:	/s/ Lisa R. Jacobs
Lisa R. Jacobs, Director

Date: March 13, 2018	By:	/s/ Harry D. Madonna
Harry D. Madonna, Director

Date: March 13, 2018	By:	/s/ Barry L. Spevak
Barry L. Spevak, Director

Date: March 13, 2018	By:	/s/ Brian P. Tierney
Brian P. Tierney, Director

Date: March 13, 2018	By:	/s/ Harris Wildstein, Esq.
Harris Wildstein, Esq., Director