Form 10-Q
period 2018-03-31
REPUBLIC FIRST BANCORP INC
filed 2018-05-09
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018.

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  [X]   NO  [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  [X ]     NO  [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
 YES  [  ]    NO   [X]
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	58,747,478
Title of Class	Number of Shares Outstanding as of May 8, 2018

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2018 and December 31, 2017
(Dollars in thousands, except per share data)
(unaudited)
	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$21,927	$36,073
Interest bearing deposits with banks	9,142	25,869
Cash and cash equivalents	31,069	61,942

Investment securities available for sale, at fair value	519,692	464,430
Investment securities held to maturity, at amortized cost (fair value of $502,591 and $463,799, respectively)	519,295	472,213
Restricted stock, at cost	5,435	1,918
Mortgage loans held for sale, at fair value	19,685	43,375
Other loans held for sale	5,968	2,325
Loans receivable (net of allowance for loan losses of $6,650 and $8,599 respectively)	1,244,262	1,153,679
Premises and equipment, net	77,153	74,947
Other real estate owned, net	6,966	6,966
Accrued interest receivable	7,756	7,009
Goodwill	5,011	5,011
Other assets	29,172	28,532
Total Assets	$2,471,464	$2,322,347

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$464,383	$438,500
Demand – interest bearing	826,726	807,736
Money market and savings	703,263	700,322
Time deposits	129,079	116,737
Total Deposits	2,123,451	2,063,295
Short-term borrowings	93,915	-
Accrued interest payable	339	293
Other liabilities	8,431	10,618
Subordinated debt	11,254	21,681
Total Liabilities	2,237,390	2,095,887

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 59,252,198 as of March 31, 2018 and 57,518,609 as of December 31, 2017; shares outstanding 58,723,353 as of March 31, 2018 and 56,989,764 as of December 31, 2017	592	575
Additional paid in capital	267,313	256,285
Accumulated deficit	(15,566)	(18,983)
Treasury stock at cost (503,408 shares as of March 31, 2018 and December 31, 2017)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of March 31, 2018 and December 31, 2017)	(183)	(183)
Accumulated other comprehensive loss	(14,357)	(7,509)
Total Shareholders’ Equity	234,074	226,460
Total Liabilities and Shareholders’ Equity	$2,471,464	$2,322,347

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended March 31, 2018 and 2017
(Dollars in thousands, except per share data)
 (unaudited)

	Three Months Ended March 31,
	2018	2017
Interest income
Interest and fees on taxable loans	$13,907	$10,941
Interest and fees on tax-exempt loans	362	258
Interest and dividends on taxable investment securities	6,349	4,733
Interest and dividends on tax-exempt investment securities	109	194
Interest on federal funds sold and other interest-earning assets	172	61
Total interest income	20,899	16,187
Interest expense
Demand-interest bearing	1,257	608
Money market and savings	972	698
Time deposits	369	296
Other borrowings	185	366
Total interest expense	2,783	1,968
Net interest income	18,116	14,219
Provision for loan losses	400	-
Net interest income after provision for loan losses	17,716	14,219
Non-interest income
Loan and servicing fees	147	337
Mortgage banking income	2,186	2,421
Gain on sales of SBA loans	992	688
Service fees on deposit accounts	1,175	846
Other non-interest income	35	46
Total non-interest income	4,535	4,338
Non-interest expenses
Salaries and employee benefits	10,645	8,582
Occupancy	2,113	1,715
Depreciation and amortization	1,357	1,175
Legal	291	252
Other real estate owned	311	346
Appraisal and other loan expenses	278	442
Advertising	329	245
Data processing	824	785
Insurance	292	273
Professional fees	468	428
Regulatory assessments and costs	467	329
Taxes, other	245	236
Other operating expenses	2,482	1,996
Total non-interest expense	20,102	16,804
Income before provision (benefit) for income taxes	2,149	1,753
Provision (benefit) for income taxes	372	(34)
Net income	$1,777	$1,787
Net income per share
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2018 and 2017
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Net income	$1,777	$1,787

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities (pre-tax ($6,708), and $971 respectively)	(5,239)	623

Amortization of net unrealized holding losses during the period (pre-tax $39, and $42 respectively)	31	27

Total other comprehensive income (loss)	(5,208)	650

Total comprehensive income (loss)	$(3,431)	$2,437

 (See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017
(Dollars in thousands)
(unaudited)
	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$1,777	$1,787
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	-
Write down of other real estate owned	-	110
Depreciation and amortization	1,357	1,175
Stock based compensation	521	302
Amortization of premiums on investment securities	756	676
Accretion of discounts on retained SBA loans	(346)	(267)
Fair value adjustments on SBA servicing assets	504	265
Proceeds from sales of SBA loans originated for sale	13,904	8,378
SBA loans originated for sale	(16,555)	(8,881)
Gains on sales of SBA loans originated for sale	(992)	(688)
Proceeds from sales of mortgage loans originated for sale	87,037	76,740
Mortgage loans originated for sale	(61,998)	(70,507)
Fair value adjustment for mortgage loans originated for sale	663	(218)
Gains on mortgage loans originated for sale	(2,185)	(1,857)
Amortization of intangible assets	-	26
Amortization of debt issuance costs	2	7
Increase in accrued interest receivable and other assets	(504)	(1,501)
Decrease in accrued interest payable and other liabilities	(2,229)	(1,223)
Net cash provided by operating activities	22,112	4,324

Cash flows from investing activities
Purchase of investment securities available for sale	(75,142)	(909)
Purchase of investment securities held to maturity	(61,083)	-
Proceeds from the maturity or call of securities available for sale	12,716	8,955
Proceeds from the maturity or call of securities held to maturity	13,740	10,352
Net purchase of restricted stock	(3,517)	-
Net increase in loans	(90,637)	(60,878)
Net proceeds from sale of other real estate owned	-	120
Premises and equipment expenditures	(3,563)	(3,061)
Net cash used in investing activities	(207,486)	(45,421)

Cash flows from financing activities
Net proceeds from exercise of stock options	430	292
Net increase in demand, money market and savings deposits	47,814	47,573
Net increase (decrease) in time deposits	12,342	(4,731)
Increase in short-term borrowings	93,915	-
Net cash provided by financing activities	154,501	43,134

Net (decrease) increase in cash and cash equivalents	(30,873)	2,037
Cash and cash equivalents, beginning of year	61,942	34,554
Cash and cash equivalents, end of period	$31,069	$36,591

Supplemental disclosures
Interest paid	$2,849	$1,992
Conversion of subordinated debt to common stock	$10,094	$240

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2018 and 2017
(Dollars in thousands)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance January 1, 2018	$575	$256,285	$(18,983)	$(3,725)	$(183)	$(7,509)	$226,460

Reclassification due to the adoption of ASU 2018-02			1,640			(1,640)	-
Net income			1,777				1,777
Other comprehensive loss net of tax						(5,208)	(5,208)
Stock based compensation		521					521
Conversion of subordinated debt to common stock (1,624,614 shares)	16	10,078					10,094
Options exercised (108,975 shares)	1	429					430

Balance March 31, 2018	$592	$267,313	$(15,566)	$(3,725)	$(183)	$(14,357)	$234,074

Balance January 1, 2017	$573	$253,570	$(27,888)	$(3,725)	$(183)	$(7,294)	$215,053

Net income			1,787				1,787
Other comprehensive income, net of tax						650	650
Stock based compensation		302					302
Conversion of subordinated debt to common stock (36,922 shares)		240					240
Options exercised (94,800 shares)	1	291					292

Balance March 31, 2017	$574	$254,403	$(26,101)	$(3,725)	$(183)	$(6,644)	$218,324

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 1:  Basis of Presentation

Republic First Bancorp, Inc. (the “Company”) is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania.  It is comprised of one wholly-owned subsidiary, Republic First Bank, which does business under the name of Republic Bank (“Republic”). Republic is a Pennsylvania state chartered bank that offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and store locations in Philadelphia, Montgomery, Delaware, Bucks, Camden, Burlington, and Gloucester Counties. In July 2016, Republic acquired Oak Mortgage Company, LLC (“Oak Mortgage”), a residential mortgage lending organization. Oak Mortgage is headquartered in Marlton, NJ and is licensed to do business in Pennsylvania, Delaware, New Jersey, and Florida. The Company also has two unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of two separate issuances of trust preferred securities.

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Mortgage Banking Activities and Mortgage Loans Held for Sale

Mortgage loans held for sale are originated and held until sold to permanent investors. Management elected to adopt the fair value option in accordance with FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, and record loans held for sale at fair value.

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

 Interest Rate Lock Commitments (“IRLCs”)

Mortgage loan commitments known as interest rate locks that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance FASB ASC 815, Derivatives and Hedging. Loan commitments that are classified as derivatives are recognized at fair value on the balance sheet as other assets and other liabilities with changes in their fair values recorded as mortgage banking income and included in non-interest income in the statements of income. Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. Republic is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Republic uses best efforts commitments to substantially eliminate these risks. The valuation of the IRLCs issued by Republic includes the value of the servicing released premium. Republic sells loans servicing released, and the servicing released premium is included in the market price. See Note 10 Derivatives and Risk Management Activities.

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

Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned, assessment of other than temporary impairment (“OTTI”) of investment securities, fair value of financial instruments, (see “Note 7” below), and the realization of deferred income tax assets. Consideration is given to a variety of factors in establishing these estimates.

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
In evaluating the Company’s ability to recover deferred tax assets, management considers all available positive and negative evidence, including the past operating results and forecasts of future taxable income. In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require management to make judgments about the future taxable income and are consistent with the plans and estimates used to manage the business. A material reduction in estimated future taxable income may require management to record a valuation allowance against the deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on future earnings.

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“the 2005 Plan”), under which the Company granted options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company’s 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of March 31, 2018, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company’s stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company’s shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At March 31, 2018, the maximum number of common shares issuable under the 2014 Plan was 6.0 million shares. During the three months ended March 31, 2018, 1,058,800 options were granted under the 2014 Plan with a fair value of $2,923,473.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2018 and 2017 are as follows:

	2018		2017
Dividend yield(1)	0.0%		0.0%
Expected volatility	28.22%	(2)	45.50% to 50.09%	(3)
Risk-free interest rate(4)	2.38 to 2.84%		1.89% to 2.26%
Expected life(5)	6.25 years		5.5 to 7.0 years
Assumed forfeiture rate(6)	4.0%		6.0%

(1) A dividend yield of 0.0% is utilized because cash dividends have never been paid.
(2) The expected volatility was based on the historical volatility of the Company’s common stock price as adjusted for certain historical periods of extraordinary volatility in order to provide a basis for a reasonable estimate of fair value.
(3) Expected volatility is based on Bloomberg’s five and one-half to seven year volatility calculation for “FRBK” stock.
(4) The risk-free interest rate is based on the five to seven year Treasury bond.
(5)  The expected life reflects a 1 to 4 year vesting period, the maximum ten year term and review of historical behavior.
(6)  Forfeiture rate is determined through forfeited and expired options as a percentage of options granted over the current three year period.

During the three months ended March 31, 2018 and 2017, 716,364 options and 478,374 options vested, respectively.  Expense is recognized ratably over the period required to vest.  At March 31, 2018, the intrinsic value of the 3,951,650 options outstanding was $11.0 million, while the intrinsic value of the 1,954,112 exercisable (vested) options was $8.1 million.  At March 31, 2017, the intrinsic value of the 3,121,500 options outstanding was $10.5 million, while the intrinsic value of the 1,423,648 exercisable (vested) options was $6.7 million. During the three months ended March 31, 2018, 108,975 options were exercised with cash received of $429,972 and 4,000 options were forfeited with a weighted average grant date fair value of $10,000. During the three months ended March 31, 2017, 94,800 options were exercised with cash received of $291,981 and 9,600 options were forfeited with a weighted average grant date fair value of $44,000.

Information regarding stock based compensation for the three months ended March 31, 2018 and 2017 is set forth below:

	2018	2017
Stock based compensation expense recognized	$ 521,000	$ 302,000
Number of unvested stock options	1,997,538	1,697,852
Fair value of unvested stock options	$ 5,548,196	$ 4,583,209
Amount remaining to be recognized as expense	$ 4,893,747	$ 3,935,014

The remaining unrecognized expense amount of $4,893,747 will be recognized ratably as expense through February 2022.

Earnings per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plans for the three months ended March 31, 2018.  CSEs consisted of dilutive stock options granted through the Company’s stock option plans and convertible securities related to trust preferred securities issued in 2008 for the three months ended March 31, 2017.  The convertible securities related to trust preferred securities issued in 2008 fully converted to common stock in 2018. In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance was added back to the net income for the three months ended March 31, 2017.  There was no interest expense in 2018 related to the trust preferred securities issuance. For the three months ended March 31, 2017, the effect of CSEs (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculations.

The calculation of EPS for the three months ended March 31, 2018 and 2017 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017

Net income - basic and diluted	$1,777	$1,787

Weighted average shares outstanding	57,100	56,824

Net income per share – basic	$0.03	$0.03

Weighted average shares outstanding (including dilutive CSEs)	58,370	58,048

Net income per share – diluted	$0.03	$0.03

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended March 31,
(in thousands)	2018	2017

Anti-dilutive securities

Share based compensation awards	2,681	1,897

Convertible securities	-	1,625

Total anti-dilutive securities	2,681	3,522

Recent Accounting Pronouncements

ASU 2014-09
       In May 2014, the FASB issued Accounting Standards Update  (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40).”  ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue.  The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with The Company (Topic 606): Deferral of the Effective Date. The guidance in this ASU is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company’s revenue is comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes interest income as well as many other revenues for financial assets and liabilities including revenue derived from loans, investment securities, and derivatives. This ASU was effective for the Company on January 1, 2018. The Company adopted this ASU on a modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. The adoption of this ASU did not have a material impact to its financial condition, results of operations, and consolidated financial statements. Refer to Note 11: Revenue Recognition for further disclosure as to the impact of Topic 606.

ASU 2016-01

       In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall. The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The guidance was effective for the Company on January 1, 2018 and was adopted using a modified retrospective approach. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (4) above, the Company measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion (see Note 7 Fair Value of Financial Instruments).

ASU 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases. From the Company’s perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. From the landlord perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the ASU on its financial condition and results of operations and expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption. The Company does not intend to early adopt this ASU.

ASU 2016-09

 In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 will amend current guidance such that all excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as income tax expense or benefit in the income statement during the period in which they occur. Additionally, excess tax benefits will be classified along with other income tax cash flows as an operating activity rather than a financing activity. ASU 2016-09 also provides that any entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is the current requirement, or account for forfeitures when they occur. ASU 2016-09 was effective January 1, 2017. There was no material impact on the consolidated financial statements upon adoption.

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

ASU 2016-15

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The ASU addresses classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance was adopted on January 1, 2018, on a retrospective basis. The adoption of 2016-15 did not result any changes in classifications in the Consolidated Statement of Cash Flows.

ASU-2017-01

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805). The ASU clarifies the definition of a business in ASC 805. The FASB issued the ASU in response to stakeholder feedback that the definition of a business in ASC 805 is being applied too broadly. In addition, stakeholders said that analyzing transactions under the current definition is difficult and costly. Concerns about the definition of a business were among the primary issues raised in connection with the Financial Accounting Foundation’s post-implementation review report on FASB Statement No. 141(R), Business Combinations (codified in ASC 805). The amendments in the ASU are intended to make application of the guidance more consistent and cost-efficient. The ASU is effective for public business entities in annual periods beginning after December 15, 2017, including interim periods therein. For all other entities, the ASU is effective in annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The ASU must be applied prospectively on or after the effective date, and no disclosures for a change in accounting principle are required at transition. Early adoption is permitted for transactions (i.e., acquisitions or dispositions) that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. Unless the Company enters into a business combination, the impact of the ASU will not have a material impact on the consolidated financial statements.

ASU 2017-04

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test For Goodwill Impairment. The ASU simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if “the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.” For public business entities that are SEC filers, the ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. The Company has not yet determined the impact the adoption of ASU 2017-04 will have on the consolidated financial statements.

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

ASU 2018-02

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act described in the "Income Taxes" section below. The amount of the reclassification should include the effect of the change in the federal corporate income tax rate related to items remaining in accumulated other comprehensive income (loss). The ASU would require an entity to disclose whether it elects to reclassify stranded tax effects from accumulated other comprehensive income (loss) to retained earnings in the period of adoption and, more generally, a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income (loss). The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption of the amendments in this update is permitted for periods for which financial statements have not yet been issued or made available for issuance, including in the period the Act was enacted. The Company adopted this ASU on January 1, 2018, by recording the reclassification adjustment to its beginning retained earnings in the amount of $1.6 million. The Company utilized the portfolio approach when releasing tax effects from AOCI for its investment securities.

ASU 2018-03

In February of 2018, the FASB Issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10). The ASU was issued to clarify certain aspects of ASU 2016-01 such as treatment for discontinuations and adjustments for equity securities without a readily determinable market value, forward contracts and purchased options, presentation requirements for certain fair value option liabilities, fair value option liabilities denominated in a foreign currency, and transition guidance for equity securities without a readily determinable fair value. The Company adopted this ASU on January 1, 2018. The adoption of this ASU did not have a significant impact on the Company’s financial condition, results of operations and consolidated financial statements.

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

Note 5:  Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at March 31, 2018 and December 31, 2017 is as follows:

	At March 31, 2018
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$372,976	$2	$(12,725)	$360,253
Agency mortgage-backed securities	71,055	1	(1,927)	69,129
Municipal securities	17,182	5	(464)	16,723
Corporate bonds	62,648	95	(2,661)	60,082
Asset-backed securities	12,971	-	(27)	12,944
Trust preferred securities	725	-	(164)	561
Total securities available for sale	$537,557	$103	$(17,968)	$519,692

U.S. Government agencies	$116,880	$-	$(4,816)	$112,064
Collateralized mortgage obligations	262,382	745	(7,020)	256,107
Agency mortgage-backed securities	139,033	-	(5,613)	133,420
Other securities	1,000	-	-	1,000
Total securities held to maturity	$519,295	$745	$(17,449)	$502,591

	At December 31, 2017
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$327,972	$-	$(7,731)	$320,241
Agency mortgage-backed securities	55,664	2	(800)	54,866
Municipal securities	15,142	20	(62)	15,100
Corporate bonds	62,670	103	(2,491)	60,282
Asset-backed securities	13,414	38	-	13,452
Trust preferred securities	725	-	(236)	489
Total securities available for sale	$475,587	$163	$(11,320)	$464,430

U.S. Government agencies	$112,605	$50	$(2,235)	$110,420
Collateralized mortgage obligations	215,567	314	(3,970)	211,911
Agency mortgage-backed securities	143,041	47	(2,620)	140,468
Other securities	1,000	-	-	1,000
Total securities held to maturity	$472,213	$411	$(8,825)	$463,799

The following table presents investment securities by stated maturity at March 31, 2018. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay with or without prepayment penalties and, therefore, these securities are classified separately with no specific maturity date.
	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$2,802	$2,799	$-	$-
After 1 year to 5 years	4,938	4,918	21,525	21,098
After 5 years to 10 years	80,553	77,373	96,355	91,966
After 10 years	5,233	5,220	-	-
Collateralized mortgage obligations	372,976	360,253	262,382	256,107
Agency mortgage-backed securities	71,055	69,129	139,033	133,420
Total	$537,557	$519,692	$519,295	$502,591

      The Company’s investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities.  There were no private label mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) held in the investment securities portfolio as of March 31, 2018 and December 31, 2017.  There were also no MBS or CMO securities that were rated “Alt-A” or “sub-prime” as of those dates.

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

There were no impairment charges (credit losses) on trust preferred securities for the three months ended March 31, 2018 and March 31, 2017.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at March 31, 2018 and 2017 for which a portion of OTTI, as applicable, was recognized in other comprehensive income:

(dollars in thousands)	2018	2017

Beginning Balance, January 1st	$274	$937
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	-	-
Ending Balance, March 31st	$274	$937

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2018 and December 31, 2017:

	At March 31, 2018
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$176,823	$4,600	$163,503	$8,125	$340,326	$12,725
Agency mortgage-backed securities	47,543	946	19,691	981	67,234	1,927
Municipal securities	11,537	312	2,539	152	14,076	464
Corporate bonds	1,646	5	52,344	2,656	53,990	2,661
Asset backed securities	12,944	27	-	-	12,944	27
Trust preferred securities	-	-	561	164	561	164
Total Available for Sale	$250,493	$5,890	$238,638	$12,078	$489,131	$17,968

	At March 31, 2018
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$55,240	$1,521	$56,824	$3,295	$112,064	$4,816
Collateralized mortgage obligations	122,102	1,879	113,696	5,141	235,798	7,020
Agency mortgage-backed securities	55,003	1,498	78,417	4,115	133,420	5,613
Total Held to Maturity	$232,345	$4,898	$248,937	$12,551	$481,282	$17,449

	At December 31, 2017
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$150,075	$1,565	$170,166	$6,166	$320,241	$7,731
Agency mortgage-backed securities	29,967	226	21,045	574	51,012	800
Municipal securities	5,742	27	2,656	35	8,398	62
Corporate bonds	-	-	52,509	2,491	52,509	2,491
Asset backed securities	-	-	-	-	-	-
Trust preferred securities	-	-	489	236	489	236
Total Available for Sale	$185,784	$1,818	$246,865	$9,502	$432,649	$11,320

	At December 31, 2017
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$42,045	$213	$59,594	$2,022	$101,639	$2,235
Collateralized mortgage obligations	56,955	767	107,986	3,203	164,941	3,970
Agency mortgage-backed securities	55,170	221	82,479	2,399	137,649	2,620
Total Held to Maturity	$154,170	$1,201	$250,059	$7,624	$404,229	$8,825

Unrealized losses on securities in the investment portfolio amounted to $35.4 million with a total fair value of $970.4 million as of March 31, 2018 compared to unrealized losses of $20.1 million with a total fair value of $836.9 million as of December 31, 2017. The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

The Company held fourteen U.S. Government agency securities, eighty-five collateralized mortgage obligations and twenty-nine agency mortgage-backed securities that were in an unrealized loss position at March 31, 2018. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of March 31, 2018.

All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At March 31, 2018, the investment portfolio included twenty municipal securities that were in an unrealized loss position. Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of credit deterioration.

At March 31, 2018, the investment portfolio included two asset-backed securities that were in an unrealized loss position. The asset-backed securities held in the investment securities portfolio consist solely of Sallie Mae bonds, collateralized by student loans which are insured by the U.S. Department of Education.  Management believes the unrealized losses on these securities were driven by changes in market interest rates and not a result of credit deterioration.  At March 31, 2018, the investment portfolio included seven corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration.

       The unrealized loss on the trust preferred security is primarily the result of the secondary market for such a security becoming inactive and is also considered temporary at this time. The following table provides additional detail on the trust preferred security held in the portfolio as of March 31, 2018.

(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2018 and beyond	Cumulative OTTI Life to Date
TPREF Funding II	Class B Notes	$725	$561	$(164)	C	18	29%	0.39%	$274

No securities were sold during the three months ended March 31, 2018 and March 31, 2017.

Note 6:  Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major category as of March 31, 2018 and December 31, 2017:

(dollars in thousands)	March 31, 2018	December 31, 2017

Commercial real estate	$467,585	$433,304
Construction and land development	118,607	104,617
Commercial and industrial	189,420	173,343
Owner occupied real estate	315,418	309,838
Consumer and other	78,992	76,183
Residential mortgage	81,048	64,764
Total loans receivable	1,251,070	1,162,049
Deferred costs (fees)	(158)	229
Allowance for loan losses	(6,650)	(8,599)
Net loans receivable	$1,244,262	$1,153,679

The Company disaggregates its loan portfolio into groups of loans with similar risk characteristics for purposes of estimating the allowance for loan losses. The Company’s loan groups include commercial real estate, construction and land development, commercial and industrial, owner occupied real estate, consumer, and residential mortgages.  The loan groups are also considered classes for purposes of monitoring and assessing credit quality based on certain risk characteristics.

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three months ended March 31, 2018 and 2017:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended March 31, 2018
Allowance for loan losses:

Beginning balance:	$3,774	$725	$1,317	$1,737	$573	$392	$81	$8,599
Charge-offs	(1,535)	-	(151)	(465)	(198)	-	-	(2,349)
Recoveries	-	-	-	-	-	-	-	-
Provisions (credits)	(336)	26	95	420	85	116	(6)	400
Ending balance	$1,903	$751	$1,261	$1,692	$460	$508	$75	$6,650

Three months ended March 31, 2017
Allowance for loan losses:

Beginning balance:	$3,254	$557	$2,884	$1,382	$588	$58	$432	$9,155
Charge-offs	-	-	-	(8)	(2)	-	-	(10)
Recoveries	7	-	29	-	-	-	-	36
Provisions (credits)	(299)	(11)	(143)	253	(11)	72	139	-
Ending balance	$2,962	$546	$2,770	$1,627	$575	$130	$571	$9,181

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of March 31, 2018 and December 31, 2017:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

March 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$448	$169	$51	$-	$-	$668
Collectively evaluated for impairment	1,903	751	813	1,523	409	508	75	5,982
Total allowance for loan losses	$1,903	$751	$1,261	$1,692	$460	$508	$75	$6,650

Loans receivable:
Loans evaluated individually	$13,844	$-	$7,091	$3,425	$791	$-	$-	$25,151
Loans evaluated collectively	453,741	118,607	182,329	311,993	78,201	81,048	-	1,225,919
Total loans receivable	$467,585	$118,607	$189,420	$315,418	$78,992	$81,048	$-	$1,251,070

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$1,964	$-	$374	$235	$217	$-	$-	$2,790
Collectively evaluated for impairment	1,810	725	943	1,502	356	392	81	5,809
Total allowance for loan losses	$3,774	$725	$1,317	$1,737	$573	$392	$81	$8,599

Loans receivable:
Loans evaluated individually	$15,415	$-	$4,501	$3,798	$1,002	$-	$-	$24,716
Loans evaluated collectively	417,889	104,617	168,842	306,040	75,181	64,764	-	1,137,333
Total loans receivable	$433,304	$104,617	$173,343	$309,838	$76,183	$64,764	$-	$1,162,049

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans.  The following table summarizes information with regard to impaired loans by loan portfolio class as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$13,844	$15,040	$-	$9,264	$9,268	$-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	5,507	9,432	-	2,756	6,674	-
Owner occupied real estate	2,583	2,732	-	2,595	2,743	-
Consumer and other	639	976	-	655	981	-
Residential mortgage	-	-	-	-	-	-
Total	$22,573	$28,180	$-	$15,270	$19,666	$-

With an allowance recorded:
Commercial real estate	$-	$-	$-	$6,151	$6,165	$1,964
Construction and land development	-	-	-	-	-	-
Commercial and industrial	1,584	1,599	448	1,745	1,752	374
Owner occupied real estate	842	849	169	1,203	1,206	235
Consumer and other	152	152	51	347	379	217
Residential mortgage	-	-	-	-	-	-
Total	$2,578	$2,600	$668	$9,446	$9,502	$2,790

Total:
Commercial real estate	$13,844	$15,040	$-	$15,415	$15,433	$1,964
Construction and land development	-	-	-	-	-	-
Commercial and industrial	7,091	11,031	448	4,501	8,426	374
Owner occupied real estate	3,425	3,581	169	3,798	3,949	235
Consumer and other	791	1,128	51	1,002	1,360	217
Residential mortgage	-	-	-	-	-	-
Total	$25,151	$30,780	$668	$24,716	$29,168	$2,790

The following table presents additional information regarding the Company’s impaired loans for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$11,554	$72	$12,290	$70
Construction and land development	-	-	-	-
Commercial and industrial	4,132	5	1,931	8
Owner occupied real estate	2,589	14	1,126	12
Consumer and other	647	1	752	3
Residential mortgage	-	-	65	1
Total	$18,922	$92	$16,164	$94

With an allowance recorded:
Commercial real estate	$3,076	$-	$6,759	$5
Construction and land development	-	-	-	-
Commercial and industrial	1,664	3	3,303	17
Owner occupied real estate	1,023	6	1,774	6
Consumer and other	249	1	529	4
Residential mortgage	-	-	-	-
Total	$6,012	$10	$12,365	$32

Total:
Commercial real estate	$14,630	$72	$19,049	$75
Construction and land development	-	-	-	-
Commercial and industrial	5,796	8	5,234	25
Owner occupied real estate	3,612	20	2,900	18
Consumer and other	896	2	1,281	7
Residential mortgage	-	-	65	1
Total	$24,934	$102	$28,529	$126

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2018 and December 31, 2017:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At March 31, 2018
Commercial real estate	$129	$-	$7,426	$7,555	$460,030	$467,585	$-
Construction and land development	-	-	-	-	118,607	118,607	-
Commercial and industrial	14	-	3,897	3,911	185,509	189,420	-
Owner occupied real estate	-	-	2,018	2,018	313,400	315,418	-
Consumer and other	20	-	791	811	78,181	78,992	-
Residential mortgage	-	-	-	-	81,048	81,048	-
Total	$163	$-	$14,132	$14,295	$1,236,775	$1,251,070	$-

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2017
Commercial real estate	$-	$-	$8,963	$8,963	$424,341	$433,304	$-
Construction and land development	-	-	-	-	104,617	104,617	-
Commercial and industrial	969	-	2,895	3,864	169,479	173,343	-
Owner occupied real estate	-	-	2,136	2,136	307,702	309,838	-
Consumer and other	144	-	851	995	75,188	76,183	-
Residential mortgage	-	-	-	-	64,764	64,764	-
Total	$1,113	$-	$14,845	$15,958	$1,146,091	$1,162,049	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2018 and December 31, 2017:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At March 31, 2018:
Commercial real estate	$459,211	$948	$7,426	$-	$467,585
Construction and land development	118,607	-	-	-	118,607
Commercial and industrial	182,196	133	6,811	280	189,420
Owner occupied real estate	310,621	1,372	3,425	-	315,418
Consumer and other	78,201	-	791	-	78,992
Residential mortgage	80,922	126	-	-	81,048
Total	$1,229,758	$2,579	$18,453	$280	$1,251,070

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2017:
Commercial real estate	$423,382	$959	$8,963	$-	$433,304
Construction and land development	104,617	-	-	-	104,617
Commercial and industrial	168,702	140	4,221	280	173,343
Owner occupied real estate	306,040	-	3,798	-	309,838
Consumer and other	75,181	-	1,002	-	76,183
Residential mortgage	64,637	127	-	-	64,764
Total	$1,142,559	$1,226	$17,984	$280	$1,162,049

The following table shows non-accrual loans by class as of March 31, 2018 and December 31, 2017:

(dollars in thousands)	March 31, 2018	December 31, 2017

Commercial real estate	$7,426	$8,963
Construction and land development	-	-
Commercial and industrial	3,897	2,895
Owner occupied real estate	2,018	2,136
Consumer and other	791	851
Residential mortgage	-	-
Total	$14,132	$14,845

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $179,000 and $276,000 for the three months ended March 31, 2018 and 2017, respectively.

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

The following table summarizes information with regard to outstanding troubled debt restructurings at March 31, 2018 and December 31, 2017:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
March 31, 2018
Commercial real estate	1	$6,418	$-	$6,418
Construction and land development	-	-	-	-
Commercial and industrial	3	-	1,524	1,524
Owner occupied real estate	1	-	242	242
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	5	$6,418	$1,766	$8,184

December 31, 2017
Commercial real estate	1	$6,452	$-	$6,452
Construction and land development	-	-	-	-
Commercial and industrial	3	1,175	349	1,524
Owner occupied real estate	1	242	-	242
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	5	$7,869	$349	$8,218

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
There were no loan modifications made during the three months ended March 31, 2018 that met the criteria of a TDR.

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

After a loan is determined to be a TDR, the Company continues to track its performance under the most recent restructured terms. There were three TDRs that subsequently defaulted during the three months ended March 31, 2018. There were no TDRs that subsequently defaulted during the year ended December 31, 2017.
There were no residential mortgages in the process of foreclosure as of March 31, 2018 and December 31, 2017.  Other real estate owned relating to residential real estate was $42,000 at March 31, 2018 and December 31, 2017.
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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2018 and December 31, 2017 were as follows:
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

March 31, 2018
Assets:

Collateralized mortgage obligations	$360,253	$-	$360,253	$-
Agency mortgage-backed securities	69,129	-	69,129	-
Municipal securities	16,723	-	16,723	-
Corporate bonds	60,082	-	56,992	3,090
Asset-backed securities	12,944	-	12,944	-
Trust Preferred Securities	561	-	-	561
Securities Available for Sale	$519,692	$-	$516,041	$3,651

Mortgage Loans Held for Sale	$19,685	$-	$19,685	$-
SBA Servicing Assets	5,059	-	-	5,059
Interest Rate Lock Commitments	634	-	634	-
Best Efforts Forward Loan Sales Commitments	5	-	5	-
Mandatory Forward Loan Sales Commitments	9	-	9	-

Liabilities:

Interest Rate Lock Commitments	1	-	1	-
Best Efforts Forward Loan Sales Commitments	228	-	228	-
Mandatory Forward Loan Sales Commitments	148	-	148	-

December 31, 2017
Assets:

Collateralized mortgage obligations	$320,241	$-	$320,241	$-
Agency mortgage-backed securities	54,866	-	54,866	-
Municipal securities	15,100	-	15,100	-
Corporate bonds	60,282	-	57,196	3,086
Asset-backed securities	13,452	-	13,452	-
Trust Preferred Securities	489	-	-	489
Securities Available for Sale	$464,430	$-	$460,855	$3,575

Mortgage Loans Held for Sale	$43,375	$-	$43,375	$-
SBA Servicing Assets	5,243	-	-	5,243
Interest Rate Lock Commitments	363	-	363	-
Best Efforts Forward Loan Sales Commitments	5	-	5	-
Mandatory Forward Loan Sales Commitments	19	-	19	-

Liabilities:

Interest Rate Lock Commitments	1	-	1	-
Best Efforts Forward Loan Sales Commitments	93	-	93	-
Mandatory Forward Loan Sales Commitments	195	-	195	-

The following table presents an analysis of the activity in the SBA servicing assets for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017

Beginning balance, January 1st	$5,243	$5,352
Additions	320	211
Fair value adjustments	(504)	(265)
Ending balance, March 31st	$5,059	$5,298

Fair value adjustments are recorded as loan and servicing fees on the statement of income.  Servicing fee income, not including fair value adjustments, totaled $493,000 and $433,000 for the three months ended March 31, 2018 and 2017, respectively. Total loans in the amount of $206.5 million at March 31, 2018 and $204.9 million at December 31, 2017 were serviced for others.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1st	$489	$3,086	$1,820	$2,971
Unrealized gains	72	4	141	53
Paydowns	-	-	-	-
Proceeds from sales	-	-	-	-
Realized gains	-	-	-	-
Impairment charges on Level 3	-	-	-	-
Balance, March 31st	$561	$3,090	$1,961	$3,024

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2018 and December 31, 2017 were as follows:
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
March 31, 2018
Impaired loans	$6,527	$-	$-	$6,527
Other real estate owned	-	-	-	-

December 31, 2017
Impaired loans	$7,322	$-	$-	$7,322
Other real estate owned	5,727	-	-	5,727

The table below presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2018
Corporate bonds	$3,090	Discounted Cash Flows	Discount Rate	(6.77%)

Trust preferred security	$561	Discounted Cash Flows	Discount Rate	(7.74%)

SBA servicing assets	$5,059	Discounted Cash Flows	Conditional Prepayment Rate Discount Rate	(9.33%) (10.75%)

Impaired loans	$6,527	Appraised Value of Collateral (1)	Liquidation expenses (2)	10% - 30% (12%) (3)

December 31, 2017
Corporate bonds	$3,086	Discounted Cash Flows	Discount Rate	(5.99%)

Trust preferred security	$489	Discounted Cash Flows	Discount Rate	(8.33%)

SBA servicing assets	$5,243	Discounted Cash Flows	Conditional Prepayment Rate Discount Rate	(7.85%) (10.50%)

Impaired loans	$7,322	Appraised Value of Collateral (1)	Liquidation expenses (2)	10% - 21% (14%) (3)

Other real estate owned	$5,727	Appraised Value of Collateral (1) Sales Price	Liquidation expenses (2) Liquidation expenses (2)	(22%) (3) 4% - 7% (7%) (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presentedas a percent of the appraised value.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017.

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

An independent, third party pricing service is used to estimate the current fair market value of the CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred security, the financial condition of the issuers of the trust preferred security, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of the security and its specific collateral as of March 31, 2018 and December 31, 2017. Financial information on the issuers was also obtained from Bloomberg, the FDIC, and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes prepayment speed assumptions, discount rates, default rates, and loss severity percentages.

The fair market valuation for the CDO was determined based on discounted cash flow analyses. The cash flows are primarily dependent on the estimated speeds at which the underlying trust preferred securities are expected to prepay, the estimated rates at which the trust preferred securities are expected to defer payments, the estimated rates at which the trust preferred securities are expected to default, and the severity of the losses on the securities that default.

Increases (decreases) in actual or expected issuer defaults tend to decrease (increase) the fair value of senior and mezzanine tranches of CDOs.  The value of the Company’s mezzanine tranches of the CDO is also affected by expected future interest rates.  However, due to the structure of the security, timing of cash flows, and secondary effects on the financial performance of the underlying issuers, the effects of changes in future interest rates on the fair value of the Company’s holdings are not quantifiably estimable.

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

SBA Loans Held For Sale (Carried at Lower of Cost or Fair Value)

The fair values of SBA loans held for sale is determined, when possible, using quoted secondary-market prices and are classified within Level 3 of the fair value hierarchy.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.    The Company did not write down any loans held for sale during the three months ended March 31, 2018 and the year ended December 31, 2017.

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect their economic value. Interest income on loans held for sale, which totaled $294,000 for three months ended March 31, 2018 and $129,000 for the three months ended March 31, 2017, are included in interest and fees in the statements of income.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
March 31, 2018	$19,685	$19,019	$666

December 31, 2017	$43,375	$42,046	$1,329

Changes in the excess carrying amount over aggregate unpaid principal balance are recorded in the statement of income in mortgage banking income. Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at March 31, 2018 and December 31, 2017.

Interest Rate Lock Commitments (“IRLC”)

The fair value of Republic’s IRLC instruments are based upon the underlying loans measured at fair value on a recurring basis and the probability of such commitments being exercised. Due to observable market data inputs used by Republic, IRLCs are classified within Level 2 of the valuation hierarchy.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At March 31, 2018 and December 31, 2017, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

SBA Servicing Asset (Carried at Fair Value)

The SBA servicing asset is initially recorded when loans are sold and the servicing rights are retained and recorded on the balance sheet.  An updated fair value is obtained from an independent third party on a quarterly basis and adjustments are presented as loan and servicing fees on the statement of income. The valuation begins with the projection of future cash flows for each asset based on their unique characteristics, the Company’s market-based assumptions for prepayment speeds and estimated losses and recoveries.  The present value of the future cash flows are then calculated utilizing the Company’s market-based discount ratio assumptions.  In all cases, the Company’s models expected payments for every loan for each quarterly period in order to create the most detailed cash flow stream possible.

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.  At March 31, 2018 and December 31, 2017, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	March 31, 2018	December 31, 2017

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$5,059	$5,243

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	2%	2%
Adjustable-rate SBA loans	98%	98%
Total	100%	100%

Weighted Average Remaining Term	20.4 years	20.5 years

Prepayment Speed	9.33%	7.85%
Effect on fair value of a 10% increase	$(173)	$(171)
Effect on fair value of a 20% increase	(337)	(333)

Weighted Average Discount Rate	10.75%	10.50%
Effect on fair value of a 10% increase	$(195)	$(211)
Effect on fair value of a 20% increase	(376)	(407)

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

The estimated fair values of the Company’s financial instruments at March 31, 2018 were as follows:
	Fair Value Measurements at March 31, 2018
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$31,069	$31,069	$31,069	$-	$-
Investment securities available for sale	519,692	519,692	-	516,041	3,651
Investment securities held to maturity	519,295	502,591	-	502,591	-
Restricted stock	5,435	5,435	-	5,435	-
Loans held for sale	25,653	26,069	-	19,685	6,384
Loans receivable, net	1,244,262	1,209,861	-	-	1,209,861
SBA servicing assets	5,059	5,059	-	-	5,059
Accrued interest receivable	7,756	7,756	-	7,756	-
Interest rate lock commitments	634	634	-	634	-
Best efforts forward loan sales commitments	5	5	-	5	-
Mandatory forward loan sales commitments	9	9	-	9	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,994,372	$1,994,372	$-	$1,994,372	$-
Time	129,079	127,491	-	127,491	-
Short-term borrowings	93,915	93,915	-	93,915	-
Subordinated debt	11,254	8,514	-	-	8,514
Accrued interest payable	339	339	-	339	-
Interest rate lock commitments	1	1	-	1	-
Best efforts forward loan sales commitments	228	228	-	228	-
Mandatory forward loan sales commitments	148	148	-	148	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

The estimated fair values of the Company’s financial instruments at December 31, 2017 were as follows:
	Fair Value Measurements at December 31, 2017
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$61,942	$61,942	$61,942	$-	$-
Investment securities available for sale	464,430	464,430	-	460,855	3,575
Investment securities held to maturity	472,213	463,799	-	463,799	-
Restricted stock	1,918	1,918	-	1,918	-
Loans held for sale	45,700	45,714	-	43,375	2,339
Loans receivable, net	1,153,679	1,120,305	-	-	1,120,305
SBA servicing assets	5,243	5,243	-	-	5,243
Accrued interest receivable	7,009	7,009	-	7,009	-
Interest rate lock commitments	363	363	-	363	-
Best efforts forward loan sales commitments	5	5	-	5	-
Mandatory forward loan sales commitments	19	19	-	19	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,946,558	$1,946,558	$-	$1,946,558	$-
Time	116,737	115,673	-	115,673	-
Subordinated debt	21,681	18,458	-	-	18,458
Accrued interest payable	293	293	-	293	-
Interest rate lock commitments	1	1	-	1	-
Best efforts forward loan sales commitments	93	93	-	93	-
Mandatory forward loan sales commitments	195	195	-	195	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

Note 8: Changes in Accumulated Other Comprehensive Income (Loss) By Component (1)

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2018 and 2017, and the year ended December 31, 2017.

	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2018	$(7,150)	$(359)	$(7,509)
Reclassification due to the adoption of ASU 2018-02	(1,562)	(78)	(1,640)
Unrealized loss on securities	(5,239)	-	(5,239)
Amounts reclassified from accumulated other comprehensive income to net income (2)	-	31	31
Net current-period other comprehensive income (loss)	(5,239)	31	(5,208)
Balance March 31, 2018	$(13,951)	$(406)	$(14,357)

Balance January 1, 2017	$(6,831)	$(463)	$(7,294)
Unrealized gain on securities	623	-	623
Amounts reclassified from accumulated other comprehensive income to net income (2)	-	27	27
Net current-period other comprehensive income	623	27	650
Balance March 31, 2017	$(6,208)	$(436)	$(6,644)

Balance January 1, 2017	$(6,831)	$(463)	$(7,294)
Unrealized loss on securities	(413)	-	(413)
Amounts reclassified from accumulated other comprehensive income to net income (2)	94	104	198
Net current-period other comprehensive income (loss)	(319)	104	(215)
Balance December 31, 2017	$(7,150)	$(359)	$(7,509)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Operations.

Note 9: Goodwill and Other Intangibles

The Company completed an annual impairment test for goodwill as of July 31, 2017.  Future impairment testing will be conducted each July 31, unless a triggering event occurs in the interim that would suggest impairment, in which case it would be tested as of the date of the triggering event.  During the three months ended March 31, 2018 and 2017, there was no goodwill impairment recorded.  There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

The Company’s goodwill and intangible assets related to the acquisition of Oak Mortgage in July 2016 is detailed below:

(dollars in thousands)	Balance December 31, 2017	Additions/ Adjustments	Amortization	Balance March 31, 2018	Amortization Period (in years)

Goodwill	$5,011	$-	$-	$5,011	Indefinite

(dollars in thousands)	Balance December 31, 2016	Additions/ Adjustments	Amortization	Balance March 31, 2017	Amortization Period (in years)

Goodwill	$5,011	$-	$-	$5,011	Indefinite
Non-compete agreements	61	-	(26)	35	1
Total	$5,072	$-	$(26)	$5,046

Note 10: Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the three months ended March 31, 2018 and the three months ended March 31, 2017. The following table summarizes the amounts recorded in Republic’s statement of financial condition for derivatives not designated as hedging instruments as of March 31, 2018 and December 31, 2017 (in thousands):

March 31, 2018	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLCs	Other Assets	$634	$25,566
Best efforts forward loan sales commitments	Other Assets	5	615
Mandatory forward loan sales commitments	Other Assets	9	2,647

Liability derivatives:

IRLCs	Other Liabilities	$1	$412
Best efforts forward loan sales commitments	Other Liabilities	228	25,363
Mandatory forward loan sales commitments	Other Liabilities	148	16,276

December 31, 2017	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLCs	Other Assets	$363	$16,366
Best efforts forward loan sales commitments	Other Assets	5	1,807
Mandatory forward loan sales commitments	Other Assets	19	4,566

Liability derivatives:

IRLCs	Other Liabilities	$1	$424
Best efforts forward loan sales commitments	Other Liabilities	93	14,983
Mandatory forward loan sales commitments	Other Liabilities	195	36,223

The following table summarizes the amounts recorded in Republic’s statement of income for derivative instruments not designated as hedging instruments for the three months ended March 31, 2018 and 2017 (in thousands):

Three Months Ended March 31, 2018	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLCs	Mortgage banking income	$271
Best efforts forward loan sales commitments	Mortgage banking income	-
Mandatory forward loan sales commitments	Mortgage banking income	(10)

Liability derivatives:

IRLCs	Mortgage banking income	$-
Best efforts forward loan sales commitments	Mortgage banking income	(135)
Mandatory forward loan sales commitments	Mortgage banking income	47

Three Months Ended March 31, 2017	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLCs	Mortgage banking income	$392
Best efforts forward loan sales commitments	Mortgage banking income	(100)
Mandatory forward loan sales commitments	Mortgage banking income	(221)

Liability derivatives:

IRLCs	Mortgage banking income	$48
Best efforts forward loan sales commitments	Mortgage banking income	(145)
Mandatory forward loan sales commitments	Mortgage banking income	(87)

The fair value of Republic’s IRLCs, best efforts forward loan sales commitments, and mandatory forward loan sales commitments are based upon the estimated value of the underlying mortgage loan (determined consistent with “Loans Held for Sale”), adjusted for (1) estimated costs to complete and originate the loan, and (2) the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of the IRLCs issued by Republic includes the value of the servicing released premium. Republic sells loans servicing released, and the servicing released premium is included in the market price.

Note 11: Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 2 Summary of Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement of recognition of revenue.  Management determined that a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest income streams such as gains on sales of residential mortgage and SBA loans, income associated with servicing assets, and loan fees, including residential mortgage originations to be sold and prepayment and late fees charged across all loan categories are also not in scope of the new guidance. Topic 606 is applicable to non-interest revenue streams such as service charges on deposit accounts. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Non-interest revenue streams in-scope of Topic 606 are discussed below.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), ATM fees, NSF fees, and other deposit related fees.

The Company’s performance obligation for account analysis fees and monthly services fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided, which is typically one month. Revenue is recognized at month end after the completion of the service period and payment for these service charges on deposit accounts is primarily received through a direct charge to customers’ accounts.

ATM fees, NSF fees, and other deposit related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and the related revenue recognized, at a point in time. Payment for these service charges are received immediately through a direct charge to customers’ accounts.

For the Company, there are no other material revenue streams within the scope of Topic 606.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$1,175	$846
Other non-interest income	35	46
Non-interest income (in-scope of Topic 606)	1,210	892
Non-interest income (out-of-scope of Topic 606)	3,325	3,446
Total non-interest income	$4,535	$4,338

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transaction activity, or standard month-end revenue accruals.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize as an expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the assets that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of our financial condition, changes in financial condition, and results of operations in the accompanying consolidated financial statements.  This discussion should be read in conjunction with the accompanying notes to the consolidated financial statements.
We may from time to time make written or oral "forward-looking statements", including statements contained in this quarterly report. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise with changes in: general economic conditions, including turmoil in the financial markets and related efforts of government agencies to stabilize the financial system; the adequacy of our allowance for loan losses and our methodology for determining such allowance; adverse changes in our loan portfolio and credit risk-related losses and expenses; concentrations within our loan portfolio, including our exposure to commercial real estate loans, and to our primary service area; changes in interest rates; our ability to identify, negotiate, secure and develop new store locations and renew, modify, or terminate leases or dispose of properties for existing store locations effectively; business conditions in the financial services industry, including competitive pressure among financial services companies, new service and product offerings by competitors, price pressures and similar items; deposit flows; loan demand; the regulatory environment, including evolving banking industry standards, changes in legislation or regulation; impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act; our securities portfolio and the valuation of our securities; accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements; rapidly changing technology; litigation liabilities, including costs, expenses, settlements and judgments; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.  You should carefully review the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2017 and other documents we file from time to time with the Securities and Exchange Commission. The words "would be," "could be," "should be," "probability," "risk," "target," "objective," "may," "will," "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions or variations on such expressions are intended to identify forward-looking statements. All such statements are made in good faith by us pursuant to the "safe harbor" provisions of the U.S. Private Securities Litigation Reform Act of 1995. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of us, except as may be required by applicable law or regulations.

Regulatory Reform and Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) has had a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Consumer Financial Protection Bureau, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. For information regarding our updated capital requirements, see “Regulatory Matters” below.

Financial Condition

Assets

Total assets increased by $149.1 million to $2.5 billion at March 31, 2018, compared to $2.3 billion at December 31, 2017.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount of these two categories decreased by $30.9 million to $31.1 million at March 31, 2018, from $61.9 million at December 31, 2017.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which we usually originate with the intention of selling in the future and residential mortgage loans originated which we also intend to sell in the future. Total SBA loans held for sale were $6.0 million at March 31, 2018 as compared to $2.3 million at December 31, 2017. Residential mortgage loans held for sale were $19.7 million at March 31, 2018 compared to $43.4 million at December 31, 2017. The decrease in residential mortgage loans held for sale was the result of extended timing of sales related to loans originated during the fourth quarter of 2017. Loans held for sale, as a percentage of total Company assets, were 1% at March 31, 2018.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $28.5 million at March 31, 2018. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit.

Loans increased $90.6 million, or 8%, to $1.25 billion at March 31, 2018, versus $1.16 billion at December 31, 2017. This growth was the result of an increase in loan demand across all categories driven by the successful execution of our relationship banking strategy which focuses on customer service.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations (“CMO”), agency mortgage-backed securities (“MBS”), municipal securities, corporate bonds, asset-backed securities (“ABS”), and pooled trust preferred securities (“CDO”).  Available-for-sale securities totaled $519.7 million at March 31, 2018, compared to $464.4 million at December 31, 2017. The increase was primarily due to the purchase of securities totaling $75.1 million, partially offset by paydowns of securities totaling $12.7 million during the first three months of 2018. At March 31, 2018, the portfolio had a net unrealized loss of $17.9 million compared to a net unrealized loss of $11.2 million at December 31, 2017. The change in value of the investment portfolio was driven by an increase in market interest rates which drove a decrease in value of the securities held in our portfolio during the first three months of 2018.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (“SBIC”) and Small Business Administration (“SBA”) bonds, CMOs and MBSs. The fair value of securities held-to-maturity totaled $502.6 million and $463.8 million at March 31, 2018 and December 31, 2017, respectively. The increase was primarily due to the purchase of securities totaling $61.1 million partially offset by paydowns of securities held in the portfolio totaling $13.7 million during the first three months of 2018.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of March 31, 2018 and December 31, 2017.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”).

At March 31, 2018 and December 31, 2017, the investment in FHLB of Pittsburgh capital stock totaled $5.3 million and $1.8 million, respectively. The increase was due to a higher required investment in FHLB stock during the first three months of 2018. At both March 31, 2018 and December 31, 2017, ACBB capital stock totaled $143,000.  Both the FHLB and ACBB issued dividend payments during the first quarter of 2018.

Other Real Estate Owned

The balance of other real estate owned was $7.0 million at March 31, 2018 and December 31, 2017, respectively.

Goodwill

Goodwill amounted to $5.0 million at March 31, 2018 and December 31, 2017. All goodwill was allocated to Oak Mortgage (“the Reporting Unit”) as of March 31, 2018 and December 31, 2017, respectively.

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

Premises and Equipment

The balance of premises and equipment increased to $77.2 million at March 31, 2018 from $74.9 million at December 31, 2017. The increase was primarily due to premises and equipment expenditures of $3.6 million less depreciation and amortization expenses of $1.4 million during the first quarter of 2018. A new store was opened in Fairless Hills, PA in early 2018 bringing the total store count to twenty-three. Ground has been broken on sites in Gloucester Township and Lumberton in NJ and are expected to be completed by mid-year. There are also several additional sites in various stages of development for future store locations.

Deposits
Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $60.2 million to $2.12 billion at March 31, 2018 from $2.06 billion at December 31, 2017.  The increase was the result of growth across all deposit categories, led by significant accumulation in demand deposit balances. We constantly focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction.  We are also in the midst of an aggressive expansion and relocation plan which we refer to as “The Power of Red is Back”.  Over the last four years, we have opened twelve new store locations and have several more in various stages of construction and development. This strategy has also allowed us to build a stable core-deposit base and nearly eliminate our dependence upon the more volatile sources of funding found in brokered and internet based certificates of deposit.

Short-term Borrowings

As of March 31, 2018, there were $93.9 million in short-term borrowings from FHLB compared to $0 at December 31, 2017.

Shareholders’ Equity

Total shareholders’ equity increased $7.6 million to $234.1 million at March 31, 2018 compared to $226.5 million at December 31, 2017. The increase was primarily due to the conversion of outstanding trust preferred securities during the first quarter. $10.1 million of trust preferred securities were converted into 1.6 million shares of common stock. The change in shareholders’ equity was also driven by net income of $1.8 million recognized during the first three months of 2018 and stock option exercises of $430,000, partially offset by a $5.2 million increase in accumulated other comprehensive losses associated with a decrease in the market value of the investment securities portfolio. The shift in market value of the securities portfolio was primarily driven by an increase in market interest rates which drove a decrease in value of the securities held in our portfolio.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

We reported net income of $1.8 million or $0.03 per diluted share, for the three month periods ended March 31, 2018 and March 31, 2017.
Net interest income was $18.1 million for the three month period ended March 31, 2018 compared to $14.2 million for the three months ended March 31, 2017.  Interest income increased $4.7 million, or 29.1%, due to an increase in average loans receivable and investment securities balances. Interest expense increased $815,000, or 41.4%, primarily due to an increase in average deposits balances.
We recorded a provision for loan losses of $400,000 for the three months ended March 31, 2018 compared to no provision for loan losses at March 31, 2017. This was primarily due to an increase in the allowance required for loans collectively evaluated for impairment driven by an increase in loans receivable.
Non-interest income increased by $197,000 to $4.5 million during the three months ended March 31, 2018 compared to $4.3 million during the three months ended March 31, 2017. The increase during the three months ended March 31, 2018 was primarily due to increases in service fees on deposit accounts and gains on sales of SBA loans offset by decreases in mortgage banking income and loan advisory and servicing fees.
Non-interest expenses increased $3.3 million to $20.1 million during the three months ended March 31, 2018 compared to $16.8 million during the three months ended March 31, 2017. This increase was primarily driven by higher salaries, employee benefits, occupancy and equipment expenses associated with the addition of new stores related to our expansion strategy which we refer to as “The Power of Red is Back”. Annual merit increases also contributed to the increase in salaries and employee benefit costs.
Provision for income taxes increased $406,000 to $372,000 during the three months ended March 31, 2018 compared to a $34,000 benefit for income taxes during the three months ended March 31, 2017. The amount recorded during the first quarter of 2018 is a normalized provision reflective of the new corporate tax rate included in the Tax Cuts and Jobs Act of 2017. The benefit for income taxes recognized during the first quarter of 2017 was driven by an adjustment to the deferred tax asset valuation allowance that had been recorded in previous years. This valuation allowance was reversed during the fourth quarter of 2017.
Return on average assets and average equity from continuing operations was 0.30% and 3.19%, respectively, during the three months ended March 31, 2018 compared to 0.37% and 3.35%, respectively, for the three months ended March 31, 2017.

Analysis of Net Interest Income
Historically, our earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest‑earning assets and interest paid on interest‑bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest‑earning assets and interest‑bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods average assets, liabilities, and shareholders’ equity, interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and Republic’s net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency, a non-GAAP measure, using a rate of 21% in 2018 and 35% in 2017.
Average Balances and Net Interest Income

	For the three months ended March 31, 2018			For the three months ended March 31, 2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$40,425	$172	1.73%	$23,929	$61	1.03%
Investment securities and restricted stock	1,015,605	6,487	2.55%	808,029	5,032	2.49%
Loans receivable	1,235,124	14,365	4.72%	1,008,329	11,338	4.56%
Total interest-earning assets	2,291,154	21,024	3.72%	1,840,287	16,431	3.62%
Other assets	127,001			101,820
Total assets	$2,418,155			$1,942,107

Interest-earning liabilities:
Demand – non-interest bearing	$431,234			$329,015
Demand – interest bearing	893,530	1,257	0.57%	620,090	608	0.40%
Money market & savings	687,818	972	0.57%	607,181	698	0.47%
Time deposits	129,897	369	1.15%	107,923	296	1.11%
Total deposits	2,142,479	2,598	0.49%	1,664,209	1,602	0.39%
Total interest-bearing deposits	1,711,245	2,598	0.62%	1,335,194	1,602	0.49%
Other borrowings	40,552	185	1.85%	53,138	366	2.79%
Total interest-bearing liabilities	1,751,797	2,783	0.64%	1,388,332	1,968	0.57%
Total deposits and other borrowings	2,183,031	2,783	0.52%	1,717,347	1,968	0.46%
Non interest-bearing other liabilities	9,540			8,295
Shareholders’ equity	225,584			216,465
Total liabilities and shareholders’ equity	$2,418,155			$1,942,107
Net interest income (2)		$18,241			$14,463
Net interest spread			3.08%			3.05%
Net interest margin (2)			3.23%			3.19%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis, a non-GAAP measure. Net interest income has been increased over the financial statement amount by $125 and $244 for the three months ended March 31, 2018 and 2017, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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
	For the three months ended March 31, 2018 vs. 2017
	Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$70	$41	$111
Securities	1,327	128	1,455
Loans	2,548	479	3,027
Total interest-earning assets	3,945	648	4,593

Interest expense:
Deposits
Interest-bearing demand deposits	385	264	649
Money market and savings	115	159	274
Time deposits	62	11	73
Total deposit interest expense	562	434	996
Other borrowings	(58)	(123)	(181)
Total interest expense	504	311	815
Net interest income	$3,441	$337	$3,778

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the first three months of 2018 increased $3.8 million, or 26.1%, over the same period in 2017. Interest income on interest-earning assets totaled $21.0 million and $16.4 million for the first three months of 2018 and 2017, respectively. The increase in interest income earned was primarily the result of an increase in the average balances of loans receivable and investment securities. Total interest expense for the first three months of 2018 increased by $815,000, or 41.4%, to $2.8 million from $2.0 million for the first three months of 2017. Interest expense on deposits increased by $996,000, or 62.2%, for the first three months of 2018 versus the same period in 2017. Interest expense on other borrowings decreased by $181,000 for the three months ended March 31, 2018 as compared to March 31, 2017 due to the fact that no interest expense was incurred on the subordinated debt issue that converted to common stock in 2018.
Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.08% during the first three months of 2018 compared to 3.05% during the first three months of 2017. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets.  For the first three months of 2018 and 2017, the fully tax-equivalent net interest margin was 3.23% and 3.19%, respectively. The net interest margin for the three months ending March 31, 2018 increased primarily due to a $226.8 million increase in average loans receivable and a $207.6 million increase in average investment securities.

Provision for Loan Losses

We recorded a provision of $400,000 for the three month period ended March 31, 2018 and no provision for loan losses for the three month period ended March 31, 2017. During the first three months of 2018, there was an increase in the allowance required for loans collectively evaluated for impairment driven by an increase in loans receivable.
Non-interest Income

Total non-interest income for the three months ended March 31, 2018 increased by $197,000, or 4.5%, compared to the same period in 2017. Service fees on deposit accounts totaled $1.2 million for the first three months of 2018 which represents an increase of $329,000 over the same period in 2017. This increase was due to the growth in the number of customer accounts and transaction volume. Gains on the sale of SBA loans totaled $992,000 for the first three months of 2018 versus $688,000 for the same period in 2017. The increase of $304,000 in gains on the sale of SBA loans was driven by an increase in SBA loans sold during the first quarter of 2018. Mortgage banking income totaled $2.2 million during the first three months of 2018 compared to $2.4 million during the first three months of 2017 due to reduced premiums on loans sold. Loan advisory and servicing fees totaled $147,000 for the first three months of 2018 which represents a decrease of $190,000 from the same period in 2017. The decrease was primarily due to a decrease in SBA servicing fee income in the first three months of 2018. There were no gains on the sale of investment securities during the first three months of 2018 and 2017.
Non-interest Expenses

Non-interest expenses increased $3.3 million, or 19.6%, for the first three months of 2018 compared to the same period in 2017. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits increased by $2.1 million, or 24.0%, for the first three months of 2018 compared to the same period in 2017 which was primarily driven by annual merit increases along with increased staffing levels related to our growth strategy of adding and relocating stores, which we refer to as “The Power of Red is Back”. There were twenty-three stores open as of March 31, 2018 compared to nineteen stores at March 31, 2017.

Occupancy expense increased by $398,000, or 23.2%, and depreciation and amortization expenses increased by $182,000, or 15.5%, for the first three months of 2018 compared to the same period last year, also as a result of our continuing growth and relocation strategy.

Other real estate expenses totaled $311,000 during the first three months of 2018, a decrease of $35,000, or 10.1%, compared to the same period in 2017. This decrease was a result of writedowns during the three months ended March 31, 2017.

All other non-interest expenses increased by $690,000, or 13.8%, for the first three months of 2018 compared to the same period last year. Increases in regulatory assessments and costs, director fees, transaction fees, advertising expense, and other expenses resulting from our expansion strategy also contributed to the growth in other operating expenses.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net non-interest expenses to average assets, a non-GAAP measure. For the purposes of this calculation, net non-interest expenses equal non-interest expenses less non-interest income. For the three month period ended March 31, 2018, the ratio was 2.61% compared to 2.60% for the three month period ended March 31, 2017, respectively. The increase in this ratio was mainly due to our growth strategy of adding and relocating stores.

Another productivity measure utilized by management is the operating efficiency ratio, a non-GAAP measure. This ratio expresses the relationship of non-interest expenses to net interest income plus non-interest income. The efficiency ratio equaled 88.8% for the first three months of 2017, compared to 90.6% for the first months of 2017. The decrease for the three months ended March 31, 2018 versus March 31, 2017 was due to net interest income and non-interest income increasing at a faster rate than non-interest expenses.

Provision (Benefit) for Federal Income Taxes
We recorded a provision for income taxes of $372,000 for the three months ended March 31, 2018, compared to a $34,000 benefit for the three months ended March 31, 2017.  The $372,000 provision recorded during the first three months of 2018 is a normalized provision reflective of the new corporate tax rate included in the Tax Cuts and Jobs Act of 2017. The benefit for income taxes recognized during the first quarter of 2017 was driven by an adjustment to the deferred tax asset valuation allowance that had been recorded by us in previous years.  This valuation allowance was reversed during the fourth quarter of 2017. The effective tax rates for the three-month periods ended March 31, 2018 and 2017 were 17% and 27%.

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

       In conducting the deferred tax asset analysis, we believe it is important to consider the unique characteristics of an industry or business.  In particular, characteristics such as business model, level of capital and reserves held by a financial institution and the ability to absorb potential losses are important distinctions to be considered for bank holding companies like us. In addition, it is also important to consider that net operating loss carryforwards (“NOLs”) calculated for federal income tax purposes can generally be carried back two years and carried forward for a period of twenty years. In order to realize our deferred tax assets, we must generate sufficient taxable income in such future years.

       In assessing the need for a valuation allowance, we carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified.

The ongoing success of the our growth and expansion strategy, along with the successful integration of the mortgage company and the limited exposure remaining with current asset quality issues, put us in a position to rely on projections of future taxable income when evaluating the need for a valuation allowance against deferred tax assets. Based on the guidance provided in ASC 740, we believed that the positive evidence considered at March 31, 2018 and December 31, 2017 outweighed the negative evidence and that it was more likely than not that all of our deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance is not required.

The net deferred tax asset balance was $13.8 million as of March 31, 2018 and $12.7 million as of December 31, 2017. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

Net Income and Net Income per Common Share

       Net income for the first three months of 2018 was $1.78 million, a decrease of $10,000, compared to $1.79 million recorded for the first three months of 2017. The decrease in net income in the first three months of 2018 was due to an increase in the provision for income taxes of $406,000 which offset an increase in pre-tax income of $396,000.

       For the three month period ended March 31, 2018, basic and fully-diluted net income per common share was $0.03 compared to basic and fully-diluted net income per common share of $0.03 for the three month period ended March 31, 2017.

Return on Average Assets and Average Equity

       Return on average assets (“ROA”) measures our net income in relation to our total average assets. The ROA for the first three months of 2018 and 2017 was 0.30% and 0.37%, respectively. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE for the first three months of 2018 and 2017 was 3.19% and 3.35%, respectively.
Commitments, Contingencies and Concentrations

Financial instruments with contract amounts representing potential credit risk were commitments to extend credit of approximately $251.3 million and $264.3 million, and standby letters of credit of approximately $11.3 million and $12.6 million, at March 31, 2018 and December 31, 2017, respectively. These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon. Substantially all of the $251.3 million of commitments to extend credit at March 31, 2018 were committed as variable rate credit facilities.
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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of liability as of March 31, 2018 and December 31, 2017 for guarantees under standby letters of credit issued is not material.

Regulatory Matters

We are required to comply with certain “risk-based” capital adequacy guidelines issued by the Federal Reserve and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the “credit-equivalent” amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts.

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implemented higher minimum capital requirements, added a new common equity tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1, Tier 1, and total risk-based capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned to one of several categories of risk-weights, based primarily on relative risk.  Under the Federal Reserve’s rules, Republic is required to maintain a minimum common equity Tier 1 capital ratio requirement of 4.5%, a minimum Tier 1 capital ratio requirement of 6%, a minimum total capital requirement of 8% and a minimum leverage ratio requirement of 4%.  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.  The capital conservation buffer, which is composed of common equity tier 1 capital, began on January 1, 2016 at the 0.625% level and will be phased in over a three year period (increasing by that amount on each January 1, until it reaches 2.5% on January 1, 2019).  Implementation of the deductions and other adjustments to common equity tier 1 capital began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).

The following table shows the required capital ratios with the conversation buffer over the phase-in period.

	Basel III Community Banks Minimum Capital Ratio Requirements
	2016	2017	2018	2019

Common equity tier 1 capital (CET1)	5.125%	5.750%	6.375%	7.000%
Tier 1 capital (to risk-weighted assets)	6.625%	7.250%	7.875%	8.500%
Total capital (to risk-weighted assets)	8.625%	9.250%	9.875%	10.500%

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

Management believes that the Company and Republic met, as of March 31, 2018 and December 31, 2017, all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed Republic’s category.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

The following table presents our regulatory capital ratios at March 31, 2018, and December 31, 2017.

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2018:

Total risk-based capital
Republic	$218,820	13.98%	$125,213	8.00%	$154,559	9.875%	$156,516	10.00%
Company	250,599	16.00%	125,299	8.00%	154,666	9.875%	-	-%
Tier 1 risk-based capital
Republic	212,170	13.56%	93,909	6.00%	123,256	7.875%	125,213	8.00%
Company	243,949	15.58%	93,974	6.00%	123,341	7.875%	-	-%
CET 1 risk-based capital
Republic	212,170	13.56%	70,432	4.50%	99,779	6.375%	101,735	6.50%
Company	232,949	14.87%	70,480	4.50%	99,847	6.375%	-	-%
Tier 1 leveraged capital
Republic	212,170	8.78%	96,640	4.00%	96,640	4.00%	120,801	5.00%
Company	243,949	10.09%	96,708	4.00%	96,708	4.00%	-	-%

At December 31, 2017:

Total risk-based capital
Republic	$187,732	12.57%	$119,446	8.00%	$138,109	9.25%	$149,307	10.00%
Company	249,510	16.70%	119,521	8.00%	138,197	9.25%	-	-%
Tier 1 risk-based capital
Republic	179,133	12.00%	89,584	6.00%	108,248	7.25%	119,446	8.00%
Company	240,911	16.13%	89,641	6.00%	108,316	7.25%	-	-%
CET 1 risk-based capital
Republic	179,133	12.00%	67,188	4.50%	85,852	5.75%	97,050	6.50%
Company	220,433	14.75%	67,231	4.50%	85,906	5.75%	-	-%
Tier 1 leveraged capital
Republic	179,133	7.91%	90,531	4.00%	90,531	4.00%	113,164	5.00%
Company	240,911	10.64%	90,586	4.00%	90,586	4.00%	-	-%

Dividend Policy

We have not paid any cash dividends on our common stock.  We have no plans to pay cash dividends in 2018.  Our ability to pay dividends depends primarily on receipt of dividends from our subsidiary, Republic. Dividend payments from Republic are subject to legal and regulatory limitations.  The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.

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

Regulatory authorities require us to maintain certain liquidity ratios in order for funds to be available to satisfy commitments to borrowers and the demands of depositors. In response to these requirements, we have formed an asset/liability committee (“ALCO”), comprised of certain members of Republic’s Board of Directors and senior management to monitor such ratios. The ALCO committee is responsible for managing the liquidity position and interest sensitivity. That committee’s primary objective is to maximize net interest income while configuring Republic’s interest-sensitive assets and liabilities to manage interest rate risk and provide adequate liquidity for projected needs. The ALCO committee meets on a quarterly basis or more frequently if deemed necessary.

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $31.1 million at March 31, 2018, compared to $61.9 million at December 31, 2017. Loan maturities and repayments are another source of asset liquidity. At March 31, 2018, Republic estimated that more than $110.0 million of loans would mature or repay in the six-month period ending September 30, 2018. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At March 31, 2018, we had outstanding commitments (including unused lines of credit and letters of credit) of $251.3 million. Certificates of deposit scheduled to mature in one year totaled $71.2 million at March 31, 2018. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh.  Our maximum borrowing capacity with the FHLB was $598.8 million at March 31, 2018. At March 31, 2018 and December 31, 2017, we had no outstanding term borrowings with the FHLB. At March 31, 2018, we had outstanding short-term borrowings of $93.9 million. At December 31, 2017, we had no outstanding short-term borrowings with the FHLB. As of March 31, 2018, FHLB had issued letters of credit, on Republic’s behalf, totaling $75.0 million against our available credit line. We also established a contingency line of credit of $10.0 million with ACBB to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit at both March 31, 2018 and December 31, 2017.

Investment Securities Portfolio

At March 31, 2018, we identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of our asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available-for-sale and are intended to increase the flexibility of our asset/liability management.  Our investment securities classified as available for sale consist primarily of CMOs, MBSs, municipal securities, corporate bonds, ABSs, and a CDO.  Available for sale securities totaled $519.7 million and $464.4 million as of March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, securities classified as available for sale had a net unrealized loss of $17.9 million and a net unrealized loss of $11.2 million at December 31, 2017.
Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $28.5 million at March 31, 2018. Individual customers may have several loans often secured by different collateral.

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

The following table shows information concerning loan delinquency and non‑performing assets as of the dates indicated (dollars in thousands):
	March 31, 2018	December 31, 2017
Loans accruing, but past due 90 days or more	$-	$-
Non-accrual loans	14,132	14,845
Total non-performing loans	14,132	14,845
Other real estate owned	6,966	6,966
Total non-performing assets	$21,098	$21,811

Non-performing loans as a percentage of total loans, net of unearned income	1.13%	1.28%
Non-performing assets as a percentage of total assets	0.85%	0.94%

Non-performing asset balances decreased by $713,000 to $21.1 million as of March 31, 2018 from $21.8 million at December 31, 2017.  Non-accrual loans decreased $713,000 to $14.1 million at March 31, 2018, from $14.8 million at December 31, 2017 due primarily to loans transferred to non-accrual status of $1.7 million which were offset by $2.3 million in loan charge-offs during the three months ended March 31, 2018. The $2.3 million in charge-offs during the first quarter of 2018 was primarily driven by a single loan relationship for which loan losses provisions had been recorded in prior periods. Management determined this amount to be uncollectible and accordingly charged-off the balance in the first quarter. There were no loans accruing, but past due 90 days or more at March 31, 2018 and December 31, 2017. At March 31, 2018 and December 31, 2017, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

The following table presents our 30 to 89 days past due loans at March 31, 2018 and December 31, 2017.

(dollars in thousands)	March 31,	December 31,
	2018	2017
30 to 59 days past due	$163	$1,113
60 to 89 days past due	-	-
Total loans 30 to 89 days past due	$163	$1,113

Other Real Estate Owned

The balance of other real estate owned was $7.0 million at March 31, 2018 and December 31, 2017.  The following table presents a reconciliation of other real estate owned for the three months ended March 31, 2018 and the year ended December 31, 2017:

(dollars in thousands)	March 31, 2018	December 31, 2017
Beginning Balance, January 1st	$6,966	$10,174
Additions	-	291
Valuation adjustments	-	(3,000)
Dispositions	-	(499)
Ending Balance	$6,966	$6,966

At March 31, 2018, we had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

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
An analysis of the allowance for loan losses for the three months ended March 31, 2018 and 2017, and the twelve months ended December 31, 2017 is as follows:

(dollars in thousands)	For the three months ended March 31, 2018	For the twelve months ended December 31, 2017	For the three months ended March 31, 2017

Balance at beginning of period	$8,599	$9,155	$9,155
Charge‑offs:
Commercial real estate	1,535	-	-
Construction and land development	-	-	-
Commercial and industrial	151	1,366	-
Owner occupied real estate	465	157	8
Consumer and other	198	53	2
Residential mortgage	-	-	-
Total charge‑offs	2,349	1,576	10
Recoveries:
Commercial real estate	-	54	7
Construction and land development	-	-	-
Commercial and industrial	-	64	29
Owner occupied real estate	-	-	-
Consumer and other	-	2	-
Residential mortgage	-	-	-
Total recoveries	-	120	36
Net charge‑offs/(recoveries)	2,349	1,456	(26)
Provision for loan losses	400	900	-
Balance at end of period	$6,650	$8,599	$9,181

Average loans outstanding(1)	$1,235,124	$1,090,851	$1,008,329
As a percent of average loans:(1)
Net charge‑offs (annualized)	0.77%	0.13%	(0.01)%
Provision for loan losses (annualized)	0.13%	0.08%	-%
Allowance for loan losses	0.54%	0.79%	0.91%
Allowance for loan losses to:
Total loans, net of unearned income	0.53%	0.74%	0.89%
Total non‑performing loans	47.06%	57.93%	49.55%

(1)	Includes non-accruing loans

We recorded a provision for loan losses of $400,000 at March 31, 2018. During the first three months of 2018, there was an increase in the allowance required for loans collectively evaluated for impairment driven by an increase in loans receivable. We did not record a provision for loan losses for the three month period ended March 31, 2017. During the first three months of 2017, there was a decrease in the allowance required for loans collectively evaluated for impairment driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.
The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 47.1% at March 31, 2018, compared to 57.9% at December 31, 2017 and 49.6% at March 31, 2017. Total non-performing loans were $14.1 million, $14.8 million and $18.5 million at March 31, 2018, December 31, 2017 and March 31, 2017, respectively.  The decrease in the coverage ratio at March 31, 2018 compared to December 31, 2017 was a result of charge-offs recorded during the first three months of 2018.

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

We evaluate loans for impairment and potential charge-offs on a quarterly basis.  Any loan rated as substandard or lower will have a collateral evaluation analysis completed in accordance with the guidance under GAAP on impaired loans to determine if a deficiency exists. Our credit monitoring process assesses the ultimate collectability of an outstanding loan balance from all potential sources. When a loan is determined to be uncollectible it is charged-off against the allowance for loan losses. Unsecured commercial loans and all consumer loans are charged-off immediately upon reaching the 90-day delinquency mark unless they are well-secured and in the process of collection.  The timing on charge-offs of all other loan types is subjective and will be recognized when management determines that full repayment, either from the cash flow of the borrower, collateral sources, and/or guarantors, will not be sufficient and that repayment is unlikely.  A full or partial charge-off is recognized equal to the amount of the estimated deficiency calculation.

Serious delinquency is often the first indicator of a potential charge-off.  Reductions in appraised collateral values and deteriorating financial condition of borrowers and guarantors are factors considered when evaluating potential charge-offs.  The likelihood of possible recoveries or improvements in a borrower’s financial condition is also assessed when considering a charge-off.

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $4.7 million at March 31, 2018 and $1.4 million at December 31, 2017.

The following table provides additional analysis of partially charged-off loans.
(dollars in thousands)	March 31, 2018	December 31, 2017
Total nonperforming loans	$14,132	$14,845
Nonperforming and impaired loans with partial charge-offs	4,741	1,449

Ratio of nonperforming loans with partial charge-offs to total loans	0.41%	0.12%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	33.55%	9.76%
Coverage ratio net of nonperforming loans with partial charge-offs	140.27%	593.44%

Our charge-off policy is reviewed on an annual basis and updated as necessary. During the three month period ended March 31, 2018, there were no changes made to this policy.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 14, 2018.
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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2018 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended March 31, 2018.

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
ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K and Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Exhibit Number	Description	Location

3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-K filed March 14, 2018

3.2	Amended and Restated By-laws of Republic First Bancorp, Inc.	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Republic First Bancorp, Inc.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed herewith

32.1	Section 1350 Certification of Harry D. Madonna	Furnished herewith

32.2	Section 1350 Certification of Frank A. Cavallaro	Furnished herewith

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and  2017, (iii)  Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, (v) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: May 9, 2018	By:	/s/ Harry D. Madonna
Harry D. Madonna
President and Chief Executive Officer (principal executive officer)

Date: May 9, 2018	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)