Form 10-Q
period 2018-09-30
REPUBLIC FIRST BANCORP INC
filed 2018-11-07
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  [X]   NO  [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   YES  [X]     NO  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-Accelerated filer [ ]	Smaller reporting company [X]
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

 YES  [  ]    NO   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	58,788,603
Title of Class	Number of Shares Outstanding as of November 6, 2018

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2018 and December 31, 2017
(Dollars in thousands, except per share data)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$ 37,303	$ 36,073
Interest bearing deposits with banks	108,996	25,869
Cash and cash equivalents	146,299	61,942

Investment securities available for sale, at fair value	487,524	464,430
Investment securities held to maturity, at amortized cost (fair value of $461,518 and $463,799, respectively)	485,291	472,213
Restricted stock, at cost	1,916	1,918
Mortgage loans held for sale, at fair value	29,702	43,375
Other loans held for sale	3,137	2,325
Loans receivable (net of allowance for loan losses of $8,084 and $8,599, respectively)	1,370,704	1,153,679
Premises and equipment, net	81,912	74,947
Other real estate owned, net	6,768	6,966
Accrued interest receivable	8,301	7,009
Goodwill	5,011	5,011
Other assets	30,641	28,532
Total Assets	$ 2,657,206	$ 2,322,347

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$ 509,188	$ 438,500
Demand – interest bearing	1,058,670	807,736
Money market and savings	703,358	700,322
Time deposits	129,142	116,737
Total Deposits	2,400,358	2,063,295
Accrued interest payable	401	293
Other liabilities	9,366	10,618
Subordinated debt	11,257	21,681
Total Liabilities	2,421,382	2,095,887

Shareholders' Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 59,317,448 as of September 30, 2018 and 57,518,609 as of December 31, 2017; shares outstanding 58,788,603 as of September 30, 2018 and 56,989,764 as of December 31, 2017	593	575
Additional paid in capital	268,613	256,285
Accumulated deficit	(10,873)	(18,983)
Treasury stock at cost (503,408 shares as of September 30, 2018 and December 31, 2017)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of September 30, 2018 and December 31, 2017)	(183)	(183)
Accumulated other comprehensive loss	(18,601)	(7,509)
Total Shareholders' Equity	235,824	226,460
Total Liabilities and Shareholders' Equity	$ 2,657,206	$ 2,322,347

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2018 and 2017
(Dollars in thousands, except per share data)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on taxable loans	$16,353	$12,717	$45,342	$35,727
Interest and fees on tax-exempt loans	411	272	1,148	791
Interest and dividends on taxable investment securities	6,511	4,653	19,536	14,163
Interest and dividends on tax-exempt investment securities	130	99	367	447
Interest on federal funds sold and other interest-earning assets	153	181	388	312
Total interest income	23,558	17,922	66,781	51,440
Interest expense:
Demand- interest bearing	1,948	772	4,754	2,075
Money market and savings	1,308	788	3,454	2,218
Time deposits	386	312	1,121	903
Other borrowings	770	338	1,528	1,046
Total interest expense	4,412	2,210	10,857	6,242
Net interest income	19,146	15,712	55,924	45,198
Provision for loan losses	500	-	1,700	500
Net interest income after provision for loan losses	18,646	15,712	54,224	44,698
Non-interest income:
Loan and servicing fees	320	677	839	1,330
Mortgage banking income	2,580	3,159	7,948	8,551
Gain on sales of SBA loans	816	831	2,654	2,315
Service fees on deposit accounts	1,386	1,067	3,887	2,820
Loss on sale of investment securities	-	-	(1)	(61)
Other non-interest income	29	44	107	130
Total non-interest income	5,131	5,778	15,434	15,085
Non-interest expenses:
Salaries and employee benefits	11,203	9,829	32,731	27,800
Occupancy	1,975	1,772	5,976	5,239
Depreciation and amortization	1,285	1,292	4,107	3,588
Legal	276	156	916	535
Other real estate owned	378	746	881	1,704
Appraisal and other loan expenses	583	598	1,316	1,421
Advertising	290	394	916	861
Data processing	1,009	785	2,773	2,335
Insurance	181	277	690	750
Professional fees	498	454	1,476	1,389
Regulatory assessments and costs	396	355	1,258	1,008
Taxes, other	243	242	733	716
Other operating expenses	2,516	2,265	7.891	6,308
Total non-interest expense	20,833	19,165	61,664	53,654
Income before provision (benefit) for income taxes	2,944	2,325	7,994	6,129
Provision (benefit) for income taxes	622	4	1,524	(38)
Net income	$2,322	$2,321	$6,470	$6,167
Net income per share:
Basic	$0.04	$0.04	$0.11	$0.11
Diluted	$0.04	$0.04	$0.11	$0.11

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2018 and 2017
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$2,322	$2,321	$6,470	$6,167

Other comprehensive income (loss), net of tax
Unrealized (losses) gains on securities (pre-tax ($3,202) ($7), ($12,210), and $2,615, respectively)	(2,500)	(5)	(9,536)	1,676
Reclassification adjustment for securities losses (pre-tax $-, $-, $1, and $61, respectively)	-	-	1	39
Net unrealized gains (losses) on securities	(2,500)	(5)	(9,535)	1,715
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity:
Amortization of net unrealized holding losses to income during the period (pre-tax $37, $44, $106, and $129 respectively)	29	28	83	83

Total other comprehensive income (loss)	(2,471)	23	(9,452)	1,798

Total comprehensive income (loss)	$(149)	$2,344	$(2,982)	$7,965

 (See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2018 and 2017
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$6,470	$6,167
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,700	500
Write down of other real estate owned	18	777
Depreciation and amortization	4,107	3,588
Stock based compensation	1,584	1,329
Loss on sale of investment securities	1	61
Amortization of premiums on investment securities	2,271	1,788
Accretion of discounts on retained SBA loans	(1,073)	(859)
Fair value adjustments on SBA servicing assets	1,252	711
Proceeds from sales of SBA loans originated for sale	36,811	28,564
SBA loans originated for sale	(34,969)	(22,395)
Gains on sales of SBA loans originated for sale	(2,654)	(2,315)
Proceeds from sales of mortgage loans originated for sale	355,181	263,689
Mortgage loans originated for sale	(335,734)	(274,133)
Fair value adjustment for mortgage loans originated for sale	474	(716)
Gains on sales of mortgage loans originated for sale	(6,400)	(6,340)
Amortization of intangible assets	-	61
Amortization of debt issuance costs	5	22
Increase in accrued interest receivable and other assets	(1,278)	(3,720)
Decrease in accrued interest payable and other liabilities	(1,049)	(34)
Net cash provided by (used in) operating activities	26,717	(3,255)

Cash flows from investing activities
Purchase of investment securities available for sale	(81,744)	(53,052)
Purchase of investment securities held to maturity	(61,083)	(21,958)
Proceeds from the sale of securities available for sale	5,713	21,167
Proceeds from the maturity or call of securities available for sale	39,409	25,665
Proceeds from the maturity or call of securities held to maturity	46,156	36,629
Redemption (purchase) of restricted stock	2	(312)
Net increase in loans	(217,967)	(131,100)
Net proceeds from sale of other real estate owned	495	357
Premises and equipment expenditures	(11,072)	(18,263)
Net cash used in investing activities	(280,091)	(140,867)

Cash flows from financing activities
Net proceeds from exercise of stock options	668	615
Net increase in demand, money market and savings deposits	324,658	197,431
Net increase in time deposits	12,405	10,304
Net cash provided by financing activities	337,731	208,350

Net increase in cash and cash equivalents	84,357	64,228
Cash and cash equivalents, beginning of year	61,942	34,554
Cash and cash equivalents, end of period	$146,299	$98,782

Supplemental disclosures
Interest paid	$10,749	$6,109
Income taxes paid	$-	$75
Non-cash transfers from loans to other real estate owned	$315	$129
Conversion of subordinated debt to common stock	$10,094	$240

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2018 and 2017
(Dollars in thousands)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

Balance January 1, 2018	$575	$256,285	$(18,983)	$(3,725)	$(183)	$(7,509)	$226,460

Reclassification due to the adoption of ASU 2018-02			1,640			(1,640)	-
Net income			6,470				6,470
Other comprehensive loss, net of tax						(9,452)	(9,452)
Stock based compensation		1,584					1,584
Conversion of subordinated debt to common stock (1,624,614 shares)	16	10,078					10,094
Options exercised (174,225 shares)	2	666					668

Balance September 30, 2018	$593	$268,613	$(10,873)	$(3,725)	$(183)	$(18,601)	$235,824

Balance January 1, 2017	$573	$253,570	$(27,888)	$(3,725)	$(183)	$(7,294)	$215,053

Net income			6,167				6,167
Other comprehensive income, net of tax						1,798	1,798
Stock based compensation		1,329					1,329
Conversion of subordinated debt to common stock (36,922 shares)		240					240
Options exercised (186,850 shares)	2	613					615

Balance September 30, 2017	$575	$255,752	$(21,721)	$(3,725)	$(183)	$(5,496)	$225,202

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission ("SEC") Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

      Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan ("the 2005 Plan"), under which the Company granted options, restricted stock or stock appreciation rights to the Company's employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company's 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of September 30, 2018, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company's stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company's shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the "2014 Plan"), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company's employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At September 30, 2018, the maximum number of common shares issuable under the 2014 Plan was 6.0 million shares. During the nine months ended September 30, 2018, 1,079,800 options were granted under the 2014 Plan with a fair value of $2,978,510.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2018 and 2017 are as follows:

	2018		2017
Dividend yield(1)	0.0%		0.0%
Expected volatility	28.22%	(2)	45.46% to 50.09%	(3)
Risk-free interest rate(4)	2.35% to 2.96%		1.89% to 2.26%
Expected life(5)	6.25 years		5.5 to 7.0 years
Assumed forfeiture rate(6)	4.0%		6.0%

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

During the nine months ended September 30, 2018 and 2017, 753,864 shares and 526,624 shares vested, respectively.  Expense is recognized ratably over the period required to vest.  At September 30, 2018, the intrinsic value of the 3,841,275 options outstanding was $6.7 million, while the intrinsic value of the 1,905,112 exercisable (vested) options was $5.4 million. At September 30, 2017, the intrinsic value of the 3,038,450 options outstanding was $12,954,271, while the intrinsic value of the 1,379,848 exercisable (vested) options was $7,764,313. During the nine months ended September 30, 2018, 174,225 options were exercised resulting in cash receipts of $668,194 and 70,125 options were forfeited with a weighted average grant date fair value of $215,201. During the nine months ended September 30, 2017, 186,850 options were exercised resulting in cash receipts of $615,226 and 14,100 options were forfeited with a weighted average grant date fair value of $53,246.

Information regarding stock based compensation for the nine months ended September 30, 2018 and 2017 is set forth below:

	2018	2017
Stock based compensation expense recognized	$1,584,000	$1,329,000
Number of unvested stock options	1,936,163	1,658,602
Fair value of unvested stock options	$5,499,104	$4,553,854
Amount remaining to be recognized as expense	$3,886,278	$2,966,049

The remaining unrecognized expense amount of $3,886,278 will be recognized ratably as expense through August 2022.

Earnings per Share

Earnings per share ("EPS") consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of dilutive stock options granted through the Company's stock option plans for the three and nine months ended September 30, 2018.  CSEs consisted of dilutive stock options granted through the Company's stock option plans and convertible securities related to trust preferred securities issued in 2008 for the three and nine months ended September 30, 2017.  The convertible securities related to trust preferred securities issued in 2008 fully converted to common stock in 2018.  There was no interest expense in 2018 related to the trust preferred securities issuance. In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance would normally be added back to the net income for the three and nine months ended September 30, 2017.  However, the effect of CSEs (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculations.

The calculation of EPS for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income (basic and diluted)	$2,322	$2,321	$6,470	$6,167

Weighted average shares outstanding	58,774	56,974	58,213	56,915

Net income per share – basic	$0.04	$0.04	$0.11	$0.11

Weighted average shares outstanding (including dilutive CSEs)	59,774	58,314	59,338	58,213

Net income per share – diluted	$0.04	$0.04	$0.11	$0.11

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods. These securities were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive for the periods presented.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Anti-dilutive securities

Share based compensation awards	2,845	1,698	2,720	1,740

Convertible securities	-	1,625	-	1,625

Total anti-dilutive securities	2,845	3,323	2,720	3,365

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

ASU 2016-01

       In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall. The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The guidance was effective for the Company on January 1, 2018 and was adopted using a modified retrospective approach. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company's Consolidated Financial Statements. In accordance with (4) above, the Company measured the fair value of its loan portfolio as of September 30, 2018 using an exit price notion (see Note 7 Fair Value of Financial Instruments).

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

ASU 2017-04

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test For Goodwill Impairment. The ASU simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if "the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit." For public business entities that are SEC filers, the ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. The Company early adopted this ASU on July 1, 2018 using the simplified method. The adoption of ASU 2017-04 did not have a material impact on the consolidated financial statements.

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

Note 5:  Investment Securities

       A summary of the amortized cost and market value of securities available for sale and securities held to maturity at September 30, 2018 and December 31, 2017 is as follows:

	At September 30, 2018
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$350,237	$-	$(16,609)	$333,628
Agency mortgage-backed securities	71,100	-	(2,980)	68,120
Municipal securities	19,532	5	(602)	18,935
Corporate bonds	62,605	208	(3,188)	59,625
Asset-backed securities	6,691	-	(22)	6,669
Trust preferred securities	725	-	(178)	547
Total securities available for sale	$510,890	$213	$(23,579)	$487,524

U.S. Government agencies	$111,550	$-	$(6,084)	$105,466
Collateralized mortgage obligations	245,967	43	(10,126)	235,884
Agency mortgage-backed securities	127,774	-	(7,606)	120,168
Total securities held to maturity	$485,291	$43	$(23,816)	$461,518

	At December 31, 2017
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$327,972	$-	$(7,731)	$320,241
Agency mortgage-backed securities	55,664	2	(800)	54,866
Municipal securities	15,142	20	(62)	15,100
Corporate bonds	62,670	103	(2,491)	60,282
Asset-backed securities	13,414	38	-	13,452
Trust preferred securities	725	-	(236)	489
Total securities available for sale	$475,587	$163	$(11,320)	$464,430

U.S. Government agencies	$112,605	$50	$(2,235)	$110,420
Collateralized mortgage obligations	215,567	314	(3,970)	211,911
Agency mortgage-backed securities	143,041	47	(2,620)	140,468
Other securities	1,000	-	-	1,000
Total securities held to maturity	$472,213	$411	$(8,825)	$463,799

The following table presents investment securities by stated maturity at September 30, 2018. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay with or without prepayment penalties and, therefore, these securities are classified separately with no specific maturity date.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$2,047	$2,044	$-	$-
After 1 year to 5 years	6,898	6,877	14,814	14,433
After 5 years to 10 years	75,375	71,569	96,736	91,033
After 10 years	5,233	5,286	-	-
Collateralized mortgage obligations	350,237	333,628	245,967	235,884
Agency mortgage-backed securities	71,100	68,120	127,774	120,168
Total	$510,890	$487,524	$485,291	$461,518

      The Company's investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities.  There were no private label mortgage-backed securities ("MBS") or collateralized mortgage obligations ("CMO") held in the investment securities portfolio as of September 30, 2018 and December 31, 2017.  There were also no MBS or CMO securities that were rated "Alt-A" or "sub-prime" as of those dates.

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

There were no impairment charges (credit losses) on any security held in the investment portfolio for the three and nine month periods ended September 30, 2018 and 2017.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at September 30, 2018 and 2017 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2018	2017

Beginning Balance, January 1st	$274	$937
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	-	-
Reductions for securities sold during the period	-	(483)
Ending Balance, September 30th	$274	$454

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position in the available for sale and held to maturity section:

	At September 30, 2018
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$136,643	$4,278	$196,985	$12,331	$333,628	$16,609
Agency mortgage-backed securities	41,522	1,388	26,598	1,592	68,120	2,980
Municipal securities	11,906	293	4,892	309	16,798	602
Corporate bonds	1,604	3	51,815	3,185	53,419	3,188
Asset backed securities	6,669	22	-	-	6,669	22
Trust preferred securities	-	-	547	178	547	178
Total Available for Sale	$198,344	$5,984	$280,837	$17,595	$479,181	$23,579

	At September 30, 2018
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$42,809	$1,832	$62,657	$4,252	$105,466	$6,084
Collateralized mortgage obligations	112,206	3,679	120,449	6,447	232,655	10,126
Agency mortgage-backed securities	25,745	1,193	94,423	6,413	120,168	7,606
Total Held to Maturity	$180,760	$6,704	$277,529	$17,112	$458,289	$23,816

	At December 31, 2017
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$150,075	$1,565	$170,166	$6,166	$320,241	$7,731
Agency mortgage-backed securities	29,967	226	21,045	574	51,012	800
Municipal securities	5,742	27	2,656	35	8,398	62
Corporate bonds	-	-	52,509	2,491	52,509	2,491
Asset backed securities	-	-	-	-	-	-
Trust preferred securities	-	-	489	236	489	236
Total Available for Sale	$185,784	$1,818	$246,865	$9,502	$432,649	$11,320

	At December 31, 2017
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$42,045	$213	$59,594	$2,022	$101,639	$2,235
Collateralized mortgage obligations	56,955	767	107,986	3,203	164,941	3,970
Agency mortgage-backed securities	55,170	221	82,479	2,399	137,649	2,620
Total Held to Maturity	$154,170	$1,201	$250,059	$7,624	$404,229	$8,825

Unrealized losses on securities in the investment portfolio amounted to $47.4 million with a total fair value of $937.5 million as of September 30, 2018 compared to unrealized losses of $20.1 million with a total fair value of $836.9 million as of December 31, 2017. The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

       The Company held fourteen U.S. Government agency securities, eighty-nine collateralized mortgage obligations and twenty-nine agency mortgage-backed securities that were in an unrealized loss position at September 30, 2018. Principal and interest payments of the underlying collateral for each of these securities carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of September 30, 2018.

All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody's or Standard & Poor's. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At September 30, 2018, the investment portfolio included twenty-three municipal securities that were in an unrealized loss position. Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of credit deterioration.

At September 30, 2018, the investment portfolio included one asset-backed security that was in an unrealized loss position. The asset-backed security held in the investment securities portfolio is a Sallie Mae bond, collateralized by student loans which are guaranteed by the U.S. Department of Education. Management believes the unrealized loss on this security was driven by changes in market interest rates and not a result of credit deterioration. At September 30, 2018, the investment portfolio also included seven corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration.

The unrealized loss on the trust preferred security is primarily the result of the secondary market becoming inactive for this type of security and is also considered temporary at this time. The following table provides additional detail about the trust preferred security held in the portfolio as of September 30, 2018.

(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2018 and beyond	Cumulative OTTI Life to Date
TPREF Funding II	Class B Notes	$725	$547	$(178)	C	18	29%	0.32%	$274

There were no proceeds from the sale of investments securities for the three months ended September 30, 2018. During the nine months ended September 30, 2018, the proceeds from the sale of investment securities were $5.7 million. A gross loss of $1,000 was realized on the sale of investment securities for the nine months ended September 30, 2018.

There were no proceeds from the sale of investments securities for the three months ended September 30, 2017. During the nine months ended September 30, 2017, the proceeds from the sale of investment securities were $21.2 million. Gross gains of $487,000 were realized on these sales which were offset by gross losses of $548,000. The tax benefit applicable to the net losses for the three and nine months ended September 30, 2017 was $22,000. Included in the 2017 sales activity was the sale of one CDO security. Proceeds from the sale of the CDO security totaled $970,000. A gross loss of $548,000 was recognized on this sale. Management had previously stated that it did not intend to sell the CDO security prior to its maturity or the recovery of its cost basis, nor would it be forced to sell this security prior to maturity or recovery of the cost basis.  This statement was made over a period of several years where there was limited trading activity in the pooled trust preferred CDO market resulting in fair market value estimates well below the book values. During 2017, management received several inquiries regarding the availability of its remaining CDO securities and noted an increased level of trading in this type of security. As a result of the increased activity and the level of bids received, management elected to sell one CDO resulting in a net loss of $548,000 during the nine months ended September 30, 2017 which was partially offset by gains on sales of twenty-eight municipal securities, one agency mortgage-backed security and one collateralized mortgage obligation. The Bank continues to demonstrate the ability and intent to hold the remaining CDO until maturity or recovery of the cost basis, but will evaluate future opportunities to sell the remaining CDO if they arise.

Note 6:  Loans Receivable and Allowance for Loan Losses

       The following table sets forth the Company's gross loans by major categories as of September 30, 2018 and December 31, 2017:

(dollars in thousands)	September 30, 2018	December 31, 2017
Commercial real estate	$495,529	$433,304
Construction and land development	125,512	104,617
Commercial and industrial	195,493	173,343
Owner occupied real estate	358,956	309,838
Consumer and other	86,897	76,183
Residential mortgage	116,376	64,764
Total loans receivable	1,378,763	1,162,049
Deferred costs	25	229
Allowance for loan losses	(8,084)	(8,599)
Net loans receivable	$1,370,704	$1,153,679

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

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three months ended September 30, 2018 and 2017:
(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended September 30, 2018
Allowance for loan losses:
Beginning balance:	$2,039	$772	$1,449	$1,856	$509	$638	$303	$7,566
Charge-offs	-	-	-	-	(1)	-	-	(1)
Recoveries	17	-	1	-	1	-	-	19
Provisions (credits)	202	34	193	156	38	103	(226)	500
Ending balance	$2,258	$806	$1,643	$2,012	$547	$741	$77	$8,084

Three months ended September 30, 2017
Allowance for loan losses:
Beginning balance:	$3,171	$580	$2,496	$1,598	$544	$238	$827	$9,454
Charge-offs	-	-	(1,195)	(49)	(4)	-	-	(1,248)
Recoveries	47	-	5	-	-	-	-	52
Provisions (credits)	381	69	(85)	87	11	85	(548)	-
Ending balance	$3,599	$649	$1,221	$1,636	$551	$323	$279	$8,258

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the nine months ended September 30, 2018 and 2017:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Nine months ended September 30, 2018
Allowance for loan losses:
Beginning balance:	$3,774	$725	$1,317	$1,737	$573	$392	$81	$8,599
Charge-offs	(1,535)	-	(151)	(465)	(213)	-	-	(2,364)
Recoveries	50	-	77	20	2	-	-	149
Provisions (credits)	(31)	81	400	720	185	349	(4)	1,700
Ending balance	$2,258	$806	$1,643	$2,012	$547	$741	$77	$8,084

Nine months ended September 30, 2017
Allowance for loan losses:
Beginning balance:	$3,254	$557	$2,884	$1,382	$588	$58	$432	$9,155
Charge-offs	-	-	(1,347)	(157)	(12)	-	-	(1,516)
Recoveries	54	-	64	-	1	-	-	119
Provisions (credits)	291	92	(380)	411	(26)	265	(153)	500
Ending balance	$3,599	$649	$1,221	$1,636	$551	$323	$279	$8,258

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of September 30, 2018 and December 31, 2017:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

September 30, 2018
Allowance for loan losses:
Individually evaluated for impairment	$194	$-	$792	$242	$85	$-	$-	$1,313
Collectively evaluated for impairment	2,064	806	851	1,770	462	741	77	6,771
Total allowance for loan losses	$2,258	$806	$1,643	$2,012	$547	$741	$77	$8,084

Loans receivable:
Loans evaluated individually	$13,510	$-	$3,979	$3,035	$801	$-	$-	$21,325
Loans evaluated collectively	482,019	125,512	191,514	355,921	86,096	116,376	-	1,357,438
Total loans receivable	$495,529	$125,512	$195,493	$358,956	$86,897	$116,376	$-	$1,378,763

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$1,964	$-	$374	$235	$217	$-	$-	$2,790
Collectively evaluated for impairment	1,810	725	943	1,502	356	392	81	5,809
Total allowance for loan losses	$3,774	$725	$1,317	$1,737	$573	$392	$81	$8,599

Loans receivable:
Loans evaluated individually	$15,415	$-	$4,501	$3,798	$1,002	$-	$-	$24,716
Loans evaluated collectively	417,889	104,617	168,842	306,040	75,181	64,764	-	1,137,333
Total loans receivable	$433,304	$104,617	$173,343	$309,838	$76,183	$64,764	$-	$1,162,049

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans. The following table summarizes information with regard to impaired loans by loan portfolio class as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$8,894	$8,899	$-	$9,264	$9,268	$-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	1,969	5,728	-	2,756	6,674	-
Owner occupied real estate	2,198	2,298	-	2,595	2,743	-
Consumer and other	649	1,008	-	655	981	-
Residential mortgage	-	-	-	-	-	-
Total	$13,710	$17,933	$-	$15,270	$19,666	$-

With an allowance recorded:
Commercial real estate	$4,616	$5,500	$194	$6,151	$6,165	$1,964
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,010	2,198	792	1,745	1,752	374
Owner occupied real estate	837	894	242	1,203	1,206	235
Consumer and other	152	155	85	347	379	217
Residential mortgage	-	-	-	-	-	-
Total	$7,615	$8,747	$1,313	$9,446	$9,502	$2,790

Total:
Commercial real estate	$13,510	$14,399	$194	$15,415	$15,433	$1,964
Construction and land development	-	-	-	-	-	-
Commercial and industrial	3,979	7,926	792	4,501	8,426	374
Owner occupied real estate	3,035	3,192	242	3,798	3,949	235
Consumer and other	801	1,163	85	1,002	1,360	217
Residential mortgage	-	-	-	-	-	-
Total	$21,325	$26,680	$1,313	$24,716	$29,168	$2,790

The following table presents additional information regarding the Company's impaired loans for the three months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30,
	2018		2017
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$9,748	$72	$7,024	$106
Construction and land development	-	-	-	-
Commercial and industrial	2,566	12	2,366	8
Owner occupied real estate	2,255	15	2,313	17
Consumer and other	647	10	923	9
Residential mortgage	-	-	-	-
Total	$15,216	$109	$12,626	$140

With an allowance recorded:
Commercial real estate	$3,976	$-	$6,391	$4
Construction and land development	-	-	-	-
Commercial and industrial	1,948	1	2,118	16
Owner occupied real estate	905	6	1,100	8
Consumer and other	169	-	346	2
Residential mortgage	-	-	-	-
Total	$6,998	$7	$9,955	$30

Total:
Commercial real estate	$13,724	$72	$13,415	$110
Construction and land development	-	-	-	-
Commercial and industrial	4,514	13	4,484	24
Owner occupied real estate	3,160	21	3,413	25
Consumer and other	816	10	1,269	11
Residential mortgage	-	-	-	-
Total	$22,214	$116	$22,581	$170

The following table presents additional information regarding the Company's impaired loans for the nine months ended September 30, 2018 and September 30, 2017:

	Nine Months Ended September 30,
	2018		2017
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$11,454	$216	$9,657	$271
Construction and land development	-	-	-	-
Commercial and industrial	3,762	45	2,149	26
Owner occupied real estate	2,367	43	1,719	46
Consumer and other	645	12	837	17
Residential mortgage	-	-	33	1
Total	$18,228	$316	$14,395	$361

With an allowance recorded:
Commercial real estate	$2,692	$-	$6,575	$13
Construction and land development	-	-	-	-
Commercial and industrial	1,826	4	2,710	50
Owner occupied real estate	1,047	18	1,437	22
Consumer and other	201	1	438	8
Residential mortgage	-	-	-	-
Total	$5,766	$23	$11,160	$93

Total:
Commercial real estate	$14,146	$216	$16,232	$284
Construction and land development	-	-	-	-
Commercial and industrial	5,588	49	4,859	76
Owner occupied real estate	3,414	61	3,156	68
Consumer and other	846	13	1,275	25
Residential mortgage	-	-	33	1
Total	$23,994	$339	$25,555	$454

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2018 and December 31, 2017:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At September 30, 2018
Commercial real estate	$1,148	$128	$7,159	$8,435	$487,094	$495,529	$-
Construction and land development	-	-	-	-	125,512	125,512	-
Commercial and industrial	-	108	3,868	3,976	191,517	195,493	-
Owner occupied real estate	-	-	1,651	1,651	357,305	358,956	-
Consumer and other	221	-	801	1,022	85,875	86,897	-
Residential mortgage	125	-	-	125	116,251	116,376	-
Total	$1,494	$236	$13,479	$15,209	$1,363,554	$1,378,763	$-
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2017
Commercial real estate	$-	$-	$8,963	$8,963	$424,341	$433,304	$-
Construction and land development	-	-	-	-	104,617	104,617	-
Commercial and industrial	969	-	2,895	3,864	169,479	173,343	-
Owner occupied real estate	-	-	2,136	2,136	307,702	309,838	-
Consumer and other	144	-	851	995	75,188	76,183	-
Residential mortgage	-	-	-	-	64,764	64,764	-
Total	$1,113	$-	$14,845	$15,958	$1,146,091	$1,162,049	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of September 30, 2018 and December 31, 2017:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At September 30, 2018:
Commercial real estate	$487,438	$932	$7,159	$-	$495,529
Construction and land development	125,512	-	-	-	125,512
Commercial and industrial	191,499	15	3,699	280	195,493
Owner occupied real estate	354,595	1,326	3,035	-	358,956
Consumer and other	86,096	-	801	-	86,897
Residential mortgage	116,251	125	-	-	116,376
Total	$1,361,391	$2,398	$14,694	$280	$1,378,763

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2017:
Commercial real estate	$423,382	$959	$8,963	$-	$433,304
Construction and land development	104,617	-	-	-	104,617
Commercial and industrial	168,702	140	4,221	280	173,343
Owner occupied real estate	306,040	-	3,798	-	309,838
Consumer and other	75,181	-	1,002	-	76,183
Residential mortgage	64,637	127	-	-	64,764
Total	$1,142,559	$1,226	$17,984	$280	$1,162,049

The following table shows non-accrual loans by class as of September 30, 2018 and December 31, 2017:

(dollars in thousands)	September 30, 2018	December 31, 2017

Commercial real estate	$7,159	$8,963
Construction and land development	-	-
Commercial and industrial	3,868	2,895
Owner occupied real estate	1,651	2,136
Consumer and other	801	851
Residential mortgage	-	-
Total	$13,479	$14,845

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $156,000 and $519,000 for the three and nine months ended September 30, 2018, respectively, and $127,000 and $372,000 for the three and nine months ended September 30, 2017, respectively.

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

The following table summarizes information with regard to outstanding troubled debt restructurings at September 30, 2018 and December 31, 2017:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
September 30, 2018
Commercial real estate	1	$6,351	$-	$6,351
Construction and land development	-	-	-	-
Commercial and industrial	3	-	1,524	1,524
Owner occupied real estate	1	-	242	242
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	5	$6,351	$1,766	$8,117

December 31, 2017
Commercial real estate	1	$6,452	$-	$6,452
Construction and land development	-	-	-	-
Commercial and industrial	3	1,175	349	1,524
Owner occupied real estate	1	242	-	242
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	5	$7,869	$349	$8,218

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

There were no loan modifications made during the three and nine months ended September 30, 2018 that met the criteria of a TDR.

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

After a loan is determined to be a TDR, the Company continues to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the three months ended September 30, 2018 and during the year ended December 31, 2017. There were three TDRs that subsequently defaulted during the nine months ended September 30, 2018.

There were no residential mortgages in the process of foreclosure as of September 30, 2018 and December 31, 2017.  Other real estate owned relating to residential real estate was $0 at September 30, 2018 and $42,000 at December 31, 2017.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2018 and December 31, 2017 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

September 30, 2018
Assets:

Collateralized mortgage obligations	$333,628	$-	$333,628	$-
Agency mortgage-backed securities	68,120	-	68,120	-
Municipal securities	18,935	-	18,935	-
Corporate bonds	59,625	-	56,440	3,185
Asset-backed securities	6,669	-	6,669	-
Trust Preferred Securities	547	-	-	547
Securities Available for Sale	$487,524	$-	$483,792	$3,732

Mortgage Loans Held for Sale	$29,702	$-	$29,702	$-
SBA Servicing Assets	4,855	-	-	4,855
Interest Rate Lock Commitments	417	-	417	-
Best Efforts Forward Loan Sales Commitments	8	-	8	-
Mandatory Forward Loan Sales Commitments	19	-	19	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	90	-	90	-
Mandatory Forward Loan Sales Commitments	103	-	103	-

December 31, 2017
Assets:

Collateralized mortgage obligations	$320,241	$-	$320,241	$-
Agency mortgage-backed securities	54,866	-	54,866	-
Municipal securities	15,100	-	15,100	-
Corporate bonds	60,282	-	57,196	3,086
Asset-backed securities	13,452	-	13,452	-
Trust Preferred Securities	489	-	-	489
Securities Available for Sale	$464,430	$-	$460,855	$3,575

Mortgage Loans Held for Sale	$43,375	$-	$43,375	$-
SBA Servicing Assets	5,243	-	-	5,243
Interest Rate Lock Commitments	363	-	363	-
Best Efforts Forward Loan Sales Commitments	5	-	5	-
Mandatory Forward Loan Sales Commitments	19	-	19	-

Liabilities:

Interest Rate Lock Commitments	1	-	1	-
Best Efforts Forward Loan Sales Commitments	93	-	93	-
Mandatory Forward Loan Sales Commitments	195	-	195	-

The following tables present an analysis of the activity in the SBA servicing assets for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(dollars in thousands)	2018	2017
Beginning balance, July 1st	$4,977	$5,194
Additions	297	268
Fair value adjustments	(419)	(75)
Ending balance, September 30th	$4,855	$5,387

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017
Beginning balance, January 1st	$5,243	$5,352
Additions	864	746
Fair value adjustments	(1,252)	(711)
Ending balance, September 30th	$4,855	$5,387

Fair value adjustments are recorded as loan and servicing fees on the statement of income. Servicing fee income, not including fair value adjustments, totaled $486,000 and $468,000 for the three months ended September 30, 2018 and 2017, respectively. Servicing fee income, not including fair value adjustments, totaled $1.5 million and $1.4 million for the nine months ended September 30, 2018 and 2017, respectively. Total loans in the amount of $204.9 million at September 30, 2018 and December 31, 2017 were serviced for others.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, July 1st	$547	$3,083	$968	$3,079
Unrealized gains (losses)	-	102	140	(54)
Proceeds from sales	-	-	-	-
Realized losses	-	-	-	-
Balance, September 30th	$547	$3,185	$1,108	$3,025

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1st	$489	$3,086	$1,820	$2,971
Unrealized gains (losses)	58	99	806	54
Proceeds from sales	-	-	(970)	-
Realized losses	-	-	(548)	-
Balance, September 30th	$547	$3,185	$1,108	$3,025

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2018 and December 31, 2017 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
September 30, 2018
Impaired loans	$6,302	$-	$-	$6,302
Other real estate owned	463	-	-	463

December 31, 2017
Impaired loans	$7,322	$-	$-	$7,322
Other real estate owned	5,727	-	-	5,727

The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2018
Corporate bonds	$3,185	Discounted Cash Flows	Discount Rate	(7.32%)

Trust preferred securities	$547	Discounted Cash Flows	Discount Rate	(8.23%)

SBA servicing assets	$4,855	Discounted Cash Flows	Conditional Prepayment Rate Discount Rate	(10.19%) (11.25%)

Impaired loans	$6,302	Appraised Value of Collateral (1)	Liquidation expenses (2)	11% - 23% (13%) (3)

Other real estate owned	$463	Appraised Value of Collateral (1)	Liquidation expenses (2)	(7%) (3)

December 31, 2017
Corporate bonds	$3,086	Discounted Cash Flows	Discount Rate	(5.99%)

Trust preferred securities	$489	Discounted Cash Flows	Discount Rate	(8.33%)

SBA servicing assets	$5,243	Discounted Cash Flows	Conditional Prepayment Rate Discount Rate	(7.85%) (10.50%)

Impaired loans	$7,322	Appraised Value of Collateral (1)	Liquidation expenses (2)	10% - 21% (14%) (3)

Other real estate owned	$5,727	Appraised Value of Collateral (1) Sales Price	Liquidation expenses (2) Liquidation expenses (2)	(22%) (3) 4% - 7% (7%) (3)

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at September 30, 2018 and December 31, 2017.

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

An independent, third party pricing service is used to estimate the current fair market value of the CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred security, the financial condition of the issuers of the trust preferred security, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of the security and its specific collateral as of September 30, 2018 and December 31, 2017. Financial information on the issuers was also obtained from Bloomberg, the FDIC, and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes prepayment speed assumptions, discount rates, default rates, and loss severity percentages.

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

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect their economic value. Interest income on loans held for sale, which totaled $389,000 and $914,000 for three and nine months ended September 30, 2018, respectively, and $277,000 and $577,000 for the three and nine months ended September 30, 2017, respectively, are included in interest and fees in the statements of income.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
September 30, 2018	$29,702	$28,847	$855

December 31, 2017	$43,375	$42,046	$1,329

Changes in the excess carrying amount over aggregate unpaid principal balance are recorded in the statement of income in mortgage banking income. Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at September 30, 2018 and December 31, 2017.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At September 30, 2018 and December 31, 2017, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market. At September 30, 2018 and December 31, 2017, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	September 30, 2018	December 31, 2017

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$4,855	$5,243

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	2%	2%
Adjustable-rate SBA loans	98%	98%
Total	100%	100%

Weighted Average Remaining Term	20.5 years	20.5 years

Prepayment Speed	10.19%	7.85%
Effect on fair value of a 10% increase	$(171)	$(171)
Effect on fair value of a 20% increase	(333)	(333)

Weighted Average Discount Rate	11.25%	10.50%
Effect on fair value of a 10% increase	$(187)	$(211)
Effect on fair value of a 20% increase	(362)	(407)

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

The estimated fair values of the Company's financial instruments were as follows at September 30, 2018:

	Fair Value Measurements at September 30, 2018
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$146,299	$146,299	$146,299	$-	$-
Investment securities available for sale	487,524	487,524	-	483,792	3,732
Investment securities held to maturity	485,291	461,518	-	461,518	-
Restricted stock	1,916	1,916	-	1,916	-
Loans held for sale	32,839	32,879	-	29,702	3,177
Loans receivable, net	1,370,704	1,349,046	-	-	1,349,046
SBA servicing assets	4,855	4,855	-	-	4,855
Accrued interest receivable	8,301	8,301	-	8,301	-
Interest rate lock commitments	417	417	-	417	-
Best efforts forward loan sales commitments	8	8	-	8	-
Mandatory forward loan sales commitments	19	19	-	19	-

Financial liabilities:
Deposits
Demand, savings and money market	$2,271,216	$2,271,216	$-	$2,271,216	$-
Time	129,142	127,589	-	127,589	-
Subordinated debt	11,257	8,509	-	-	8,509
Accrued interest payable	401	401	-	401	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	90	90	-	90	-
Mandatory forward loan sales commitments	103	103	-	103	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

The estimated fair values of the Company's financial instruments were as follows at December 31, 2017.

	Fair Value Measurements at December 31, 2017
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$61,942	$61,942	$61,942	$-	$-
Investment securities available for sale	464,430	464,430	-	460,855	3,575
Investment securities held to maturity	472,213	463,799	-	463,799	-
Restricted stock	1,918	1,918	-	1,918	-
Loans held for sale	45,700	45,714	-	43,375	2,339
Loans receivable, net	1,153,679	1,120,305	-	-	1,120,305
SBA servicing assets	5,243	5,243	-	-	5,243
Accrued interest receivable	7,009	7,009	-	7,009	-
Interest rate lock commitments	363	363	-	363	-
Best efforts forward loan sales commitments	5	5	-	5	-
Mandatory forward loan sales commitments	19	19	-	19	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,946,558	$1,946,558	$-	$1,946,558	$-
Time	116,737	115,673	-	115,673	-
Subordinated debt	21,681	18,458	-	-	18,458
Accrued interest payable	293	293	-	293	-
Interest rate lock commitments	1	1	-	1	-
Best efforts forward loan sales commitments	93	93	-	93	-
Mandatory forward loan sales commitments	195	195	-	195	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

Note 8: Changes in Accumulated Other Comprehensive Income (Loss) By Component (1)

The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2018 and 2017, and the year ended December 31, 2017.

	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2018	$(7,150)	$(359)	$(7,509)
Reclassification due to the adoption of ASU 2018-02	(1,562)	(78)	(1,640)
Unrealized loss on securities	(9,536)	-	(9,536)
Amounts reclassified from accumulated other comprehensive income to net income (2)	1	83	84
Net current-period other comprehensive income (loss)	(9,535)	83	(9,452)
Balance September 30, 2018	$(18,247)	$(354)	$(18,601)

Balance January 1, 2017	$(6,831)	$(463)	$(7,294)
Unrealized gain on securities	1,676	-	1,676
Amounts reclassified from accumulated other comprehensive income to net income (2)	39	83	122
Net current-period other comprehensive income	1,715	83	1,798
Balance September 30, 2017	$(5,116)	$(380)	$(5,496)

Balance January 1, 2017	$(6,831)	$(463)	$(7,294)
Unrealized loss on securities	(413)	-	(413)
Amounts reclassified from accumulated other comprehensive income to net income (2)	94	104	198
Net current-period other comprehensive income (loss)	(319)	104	(215)
Balance December 31, 2017	$(7,150)	$(359)	$(7,509)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Operations.

Note 9: Goodwill and Other Intangibles

The Company completed an annual impairment test for goodwill as of July 31, 2018 and 2017. Future impairment testing will be conducted as of July 31 on an annual basis, unless a triggering event occurs in the interim that would suggest impairment, in which case it would be tested as of the date of the triggering event.  During the nine months ended September 30, 2018 and 2017, there was no goodwill impairment recorded. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

The Company's goodwill and intangible assets related to the acquisition of Oak Mortgage in July 2016 is detailed below:

(dollars in thousands)	Balance December 31, 2017	Additions/ Adjustments	Amortization	Balance September 30, 2018	Amortization Period (in years)

Goodwill	$5,011	$-	$-	$5,011	Indefinite

(dollars in thousands)	Balance December 31, 2016	Additions/ Adjustments	Amortization	Balance September 30, 2017	Amortization Period (in years)

Goodwill	$5,011	$-	$-	$5,011	Indefinite
Non-compete agreements	61	-	(61)	-	1
Total	$5,072	$-	$(61)	$5,011

Note 10: Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the nine months ended September 30, 2018 and 2017. The following table summarizes the amounts recorded in Republic's statement of financial condition for derivatives not designated as hedging instruments as of September 30, 2018 and December 31, 2017 (in thousands):

September 30, 2018	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC's	Other Assets	$417	$19,367
Best efforts forward loan sales commitments	Other Assets	8	2,775
Mandatory forward loan sales commitments	Other Assets	19	6,481

Liability derivatives:

IRLC's	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	90	16,592
Mandatory forward loan sales commitments	Other Liabilities	103	21,731

December 31, 2017	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLCs	Other Assets	$363	$16,366
Best efforts forward loan sales commitments	Other Assets	5	1,807
Mandatory forward loan sales commitments	Other Assets	19	4,566

Liability derivatives:

IRLCs	Other Liabilities	$1	$424
Best efforts forward loan sales commitments	Other Liabilities	93	14,983
Mandatory forward loan sales commitments	Other Liabilities	195	36,223

The following tables summarize the amounts recorded in Republic's statement of income for derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2018 and 2017 (in thousands):

		Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	Income Statement Presentation	Gain/(Loss)	Gain/(Loss)

Asset derivatives:

IRLC's	Mortgage banking income	$(297)	$54
Best efforts forward loan sales commitments	Mortgage banking income	7	3
Mandatory forward loan sales commitments	Mortgage banking income	13	-

Liability derivatives:

IRLC's	Mortgage banking income	$3	$1
Best efforts forward loan sales commitments	Mortgage banking income	120	3
Mandatory forward loan sales commitments	Mortgage banking income	198	92

		Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	Income Statement Presentation	Gain/(Loss)	Gain/(Loss)

Asset derivatives:

IRLC's	Mortgage banking income	$(126)	$196
Best efforts forward loan sales commitments	Mortgage banking income	(8)	(90)
Mandatory forward loan sales commitments	Mortgage banking income	47	(178)

Liability derivatives:

IRLC's	Mortgage banking income	$-	$54
Best efforts forward loan sales commitments	Mortgage banking income	38	-
Mandatory forward loan sales commitments	Mortgage banking income	12	(99)

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

The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
(dollars in thousands)	2018	2017
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$1,386	$1,067
Other non-interest income	29	44
Non-interest income (in-scope of Topic 606)	1,415	1,111
Non-interest income (out-of-scope of Topic 606)	3,716	4,667
Total non-interest income	$5,131	$5,778

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$3,887	$2,820
Other non-interest income	107	130
Non-interest income (in-scope of Topic 606)	3,994	2,950
Non-interest income (out-of-scope of Topic 606)	11,440	12,135
Total non-interest income	$15,434	$15,085

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company's non-interest revenue streams are largely based on transaction activity, or standard month-end revenue accruals.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

Financial Condition

Assets

Total assets increased by $334.9 million to $2.7 billion at September 30, 2018, compared to $2.3 billion at December 31, 2017.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount of these two categories increased by $84.4 million to $146.3 million at September 30, 2018, from $61.9 million at December 31, 2017.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration ("SBA") which we usually originate with the intention of selling in the future and residential mortgage loans originated which we also intend to sell in the future. Total SBA loans held for sale were $3.1 million at September 30, 2018 as compared to $2.3 million at December 31, 2017. Residential mortgage loans held for sale were $29.7 million at September 30, 2018 compared to $43.4 million at December 31, 2017. The decrease in residential mortgage loans held for sale was the result of the timing of sales related to loans originated during the nine months ended September 30, 2018. Loans held for sale, as a percentage of total Company assets, were less than 2% at September 30, 2018.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $28.5 million at September 30, 2018. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit.

Loans increased $217.0 million, or 19%, to $1.37 billion at September 30, 2018, versus $1.15 billion at December 31, 2017. This growth was the result of an increase in loan demand across all categories driven by the successful execution of our relationship banking strategy which focuses on customer service.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations ("CMO"), agency mortgage-backed securities ("MBS"), municipal securities, corporate bonds, an asset-backed security ("ABS"), and a pooled trust preferred security ("CDO").  Available-for-sale securities totaled $487.5 million at September 30, 2018, compared to $464.4 million at December 31, 2017. The increase was primarily due to the purchase of securities totaling $81.7 million, partially offset by sales and paydowns of securities totaling $45.1 million during the first nine months of 2018. At September 30, 2018, the portfolio had a net unrealized loss of $23.4 million compared to a net unrealized loss of $11.2 million at December 31, 2017. The change in value of the investment portfolio was driven by an increase in market interest rates which drove a decrease in value of the securities held in our portfolio during the first nine months of 2018.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds ("SBIC") and Small Business Administration ("SBA") bonds, CMOs and MBSs. The fair value of securities held-to-maturity totaled $461.5 million and $463.8 million at September 30, 2018 and December 31, 2017, respectively. The decrease was primarily due to paydowns of securities held in the portfolio totaling $46.2 million and an increase in market interest rates which drove a $15.4 million decrease in the value of the securities in our portfolio partially offset by the purchase of securities totaling $61.1 million during the first nine months of 2018.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of September 30, 2018 and December 31, 2017.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh ("FHLB") and Atlantic Community Bankers Bank ("ACBB").

At both September 30, 2018 and December 31, 2017, the investment in FHLB of Pittsburgh capital stock totaled $1.8 million. At both September 30, 2018 and December 31, 2017, ACBB capital stock totaled $143,000. Both the FHLB and ACBB issued dividend payments during the first nine months of 2018.

Other Real Estate Owned

The balance of other real estate owned decreased to $6.8 million at September 30, 2018 from $7.0 million at December 31, 2017, primarily due to sales totaling $495,000 on existing foreclosed properties partially offset by additions totaling $315,000 during the nine months ended September 30, 2018.

Goodwill

Goodwill is reviewed for impairment annually as of July 31 and between annual tests when events and circumstances indicate that impairment may have occurred. Impairment is a condition that exists when the carrying amount of goodwill exceeds its implied fair value.

We early adopted Accounting Standards Update ("ASU") 2017-04, Simplifying the Test for Goodwill Impairment during our annual goodwill impairment review in July 2018. The new rules under this guidance provide that the goodwill impairment charge will be the amount by which the reporting unit's carrying amount exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We applied a qualitative assessment for the reporting unit to determine if the one-step quantitative impairment test is necessary.

As part of our qualitative assessment, we reviewed regional and national trends in current and expected economic conditions, examining indicators such as GDP growth, interest rates and unemployment rates. We also considered our own historical performance, expectations of future performance and other trends specific to the banking industry as well as an initial valuation of the Oak Mortgage business performed by an independent third party. Based on our qualitative assessment, we determined that there was no evidence of impairment on the balance of goodwill. As of September 30, 2018 and December 31, 2017, goodwill totaled $5.0 million.

Premises and Equipment

The balance of premises and equipment increased to $81.9 million at September 30, 2018 from $74.9 million at December 31, 2017. The increase was primarily due to premises and equipment expenditures of $11.1 million less depreciation and amortization expenses of $4.1 million during the first nine months of 2018. Two new stores were opened in Fairless Hills, PA and Gloucester Township in 2018 bringing the total store count to twenty-three. Ground has been broken on four more sites in Evesboro, Lumberton, and Somers Point, NJ and Feasterville, PA. Evesboro and Somers Point are expected to be completed by year end. There are also several additional sites in various stages of development for future store locations.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic's major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $337.1 million to $2.40 billion at September 30, 2018 from $2.06 billion at December 31, 2017. The increase was the result of significant growth in interest bearing and non-interest bearing demand deposits. We constantly focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction. We are also in the midst of an aggressive expansion and relocation plan which we refer to as "The Power of Red is Back". Over the last four years, we have opened thirteen new store locations and have several more in various stages of construction and development. This strategy has also allowed us to build a stable core-deposit base and nearly eliminate our dependence upon the more volatile sources of funding found in brokered and internet based certificates of deposit.

Shareholders' Equity

Total shareholders' equity increased $9.4 million to $235.8 million at September 30, 2018 compared to $226.5 million at December 31, 2017. The increase was primarily due to the conversion of outstanding trust preferred securities in the first quarter of 2018. $10.1 million of trust preferred securities were converted into 1.6 million shares of common stock. The change in shareholders' equity was also driven by net income of $6.5 million recognized during the first nine months of 2018 and stock option exercises of $668,000, partially offset by a $9.5 million increase in accumulated other comprehensive losses associated with a decrease in the market value of the investment securities portfolio. The shift in market value of the securities portfolio was primarily driven by an increase in market interest rates which drove a decrease in value of the securities held in our portfolio.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

We reported net income of $2.3 million, or $0.04 per diluted share, for both three month periods ended September 30, 2018 and September 30, 2017. Income before the provision for income taxes increased by $619 thousand, or 27%, to $2.9 million for the three month period ended September 30, 2018 compared to $2.3 million for the three month period ended September 30, 2017. Profitability improved despite the additional expenses incurred to open new store locations as we execute our growth and expansion strategy.  Net income after tax for the three month period ended September 30, 2018 reflects an increased provision for federal and state income taxes which did not have the same impact on 2017 results due to an adjustment to the deferred tax asset valuation allowance.

Net interest income was $19.1 million for the three month period ended September 30, 2018 compared to $15.7 million for the three months ended September 30, 2017. Interest income increased $5.6 million, or 31.4%, due to an increase in average loans receivable and investment securities balances. Interest expense increased $2.2 million, or 99.6%, primarily due to an increase in average deposit balances and average overnight borrowings combined with a 34 basis point increase in the cost of interest-bearing deposits. The increase in the cost of interest-bearing deposits has been driven by recent increases in the Fed Funds rate which impacts certain deposit balances which are tied to the Fed Funds index.

We recorded a provision for loan losses in the amount of $500,000 for the three months ended September 30, 2018. We did not record a provision for loan losses for the three months ended September 30, 2017. This increase was primarily due to growth in the allowance required for loans collectively evaluated for impairment driven by an increase in loans receivable.

Non-interest income decreased by $647,000 to $5.1 million during the three months ended September 30, 2018 compared to $5.8 million during the three months ended September 30, 2017.  The decrease during the three months ended September 30, 2018 was primarily due to decreases in mortgage banking income and loan and servicing fees partially offset by an increase in service fees on deposit accounts.

Non-interest expenses increased $1.7 million to $20.8 million during the three months ended September 30, 2018 compared to $19.2 million during the three months ended September 30, 2017. This increase was primarily driven by higher salaries, employee benefits, data processing, and occupancy expenses associated with the addition of new stores related to our expansion strategy which we refer to as "The Power of Red is Back". We expect to continue with our expansion strategy as ground has recently been broken on four new store locations and we have also announced our intention to begin opening stores in New York City starting in 2019. Annual merit increases also contributed to the increase in salaries and employee benefit costs.

We recorded a provision for income taxes in the amount of $622,000 during the three months ended September 30, 2018 compared to a $4,000 provision for income taxes during the three months ended September 30, 2017. We began recognizing an increased provision for federal and state income taxes during the first quarter of 2018 after reversing our deferred tax asset valuation allowance during the fourth quarter of 2017.

Return on average assets and average equity from continuing operations was 0.36% and 3.90%, respectively, during the three months ended September 30, 2018 compared to 0.45% and 4.11%, respectively, for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

We reported net income of $6.5 million, or $0.11 per diluted share, for the nine months ended September 30, 2018 compared to net income of $6.2 million, or $0.11 per diluted share, for the nine months ended September 30, 2017. Income before the provision for income taxes increased by $1.9 million, or 30%, to $8.0 million for the nine month period ended September 30, 2018 compared to $6.1 million for the nine month period ended September 30, 2017. Profitability improved despite the additional expenses incurred to open new store locations as we execute our growth and expansion strategy.  Net income after tax for the nine month period ended September 30, 2018 reflects an increased provision for federal and state income taxes which did not have the same impact on 2017 results due to an adjustment to the deferred tax asset valuation allowance.

Net interest income for the nine months ended September 30, 2018 was $55.9 million as compared to $45.2 million for the nine months ended September 30, 2017. Interest income increased $15.3 million, or 29.8%, due to an increase in average loan receivable and investment securities balances. Interest expense increased $4.6 million, or 73.9%, primarily due to an increase in average deposit balances and average overnight borrowings combined with a 23 basis point increase in the cost of interest-bearing deposits. The increase in the cost of interest-bearing deposits has been driven by recent increases in the Fed Funds rate which impacts certain deposit balances which are tied to the Fed Funds index.

We recorded a provision for loan losses of $1.7 million for the nine months ended September 30, 2018 compared to a provision for loan losses of $500,000 for the nine months ended September 30, 2017. This increase was primarily due to growth in the allowance required for loans collectively evaluated for impairment driven by an increase in loans receivable.

Non-interest income increased $349,000 to $15.4 million during the nine months ended September 30, 2018 compared to $15.1 million during the nine months ended September 30, 2017. The increase during the nine months ended September 30, 2018 was primarily due to increases in service fees on deposit accounts and gains on the sales of SBA loans.

Non-interest expenses increased $8.0 million to $61.7 million during the nine months ended September 30, 2018 as compared to $53.7 million during the nine months ended September 30, 2017. This increase was primarily driven by higher salaries, employee benefits, occupancy, and equipment expenses associated with the addition of new stores related to our expansion strategy which we refer to as "The Power of Red is Back". We expect to continue with our expansion strategy as ground has recently been broken on four new store locations and we have also announced our intention to begin opening stores in New York City starting in 2019. Annual merit increases also contributed to the increase in salaries and employee benefit costs.

We recorded a provision for income taxes in the amount of $1.5 million during the nine months ended September 30, 2018 compared to a $38,000 benefit for income taxes during the nine months ended September 30, 2017. We began recognizing an increased provision for federal and state income taxes during the nine months ended September 30, 2018 after reversing our deferred tax asset valuation allowance during the fourth quarter of 2017.

Return on average assets and average equity from continuing operations were 0.35% and 3.73%, respectively, during the nine months ended September 30, 2018 compared to 0.41% and 3.74%, respectively, for the nine months ended September 30, 2017.

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

Average Balances and Net Interest Income

	For the three months ended September 30, 2018			For the three months ended September 30, 2017
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$29,163	$153	2.08%	$56,316	$181	1.28%
Investment securities and restricted stock (2)	1,018,910	6,676	2.62%	765,678	4,805	2.51%
Loans receivable (2)	1,390,894	16,873	4.81%	1,115,920	13,136	4.67%
Total interest-earning assets	2,438,967	23,702	3.86%	1,937,914	18,122	3.71%
Other assets	135,139			122,513
Total assets	$2,574,106			$2,060,427

Interest-earning liabilities:
Demand – non-interest bearing	$513,292			$381,380
Demand – interest bearing	861,607	1,948	0.90%	692,423	772	0.44%
Money market & savings	699,081	1,308	0.74%	613,506	788	0.51%
Time deposits	126,378	386	1.21%	109,878	312	1.13%
Total deposits	2,200,358	3,642	0.66%	1,797,187	1,872	0.41%
Total interest-bearing deposits	1,684,066	3,642	0.86%	1,415,807	1,872	0.52%
Other borrowings	127,150	770	2.40%	30,220	338	4.44%
Total interest-bearing liabilities	1,811,216	4,412	0.96%	1,446,027	2,210	0.61%
Total deposits and other borrowings	2,327,508	4,412	0.75%	1,827,407	2,210	0.48%
Non-interest bearing other liabilities	10,363			9,179
Shareholders' equity	236,235			223,841
Total liabilities and shareholders' equity	$2,574,106			$2,060,427
Net interest income (2)		$19,290			$15,912
Net interest spread			2.90%			3.10%
Net interest margin (2)			3.14%			3.26%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis, a Non-GAAP measure. Net interest income has been increased over the financial statement amount by $144 and $200 for the three months ended September 30, 2018 and 2017, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Average Balances and Net Interest Income

	For the nine months ended September 30, 2018			For the nine months ended September 30, 2017
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$27,625	$388	1.88%	$36,431	$312	1.15%
Investment securities and restricted stock (2)	1,027,614	20,001	2.60%	785,121	14,850	2.52%
Loans receivable (2)	1,310,750	46,795	4.77%	1,063,581	36,944	4.64%
Total interest-earning assets	2,365,989	67,184	3.80%	1,885,133	52,106	3.70%
Other assets	130,344			112,018
Total assets	$2,496,333			$1,997,151

Interest-earning liabilities:
Demand – non-interest bearing	$475,659			$355,432
Demand – interest bearing	866,397	4,754	0.73%	657,722	2,075	0.42%
Money market & savings	695,386	3,454	0.66%	607,822	2,218	0.49%
Time deposits	127,281	1,121	1.18%	107,881	903	1.12%
Total deposits	2,164,723	9,329	0.58%	1,728,857	5,196	0.40%
Total interest-bearing deposits	1,689,064	9,329	0.74%	1,373,425	5,196	0.51%
Other borrowings	90,160	1,528	2.27%	39,408	1,046	3.55%
Total interest-bearing liabilities	1,779,224	10,857	0.82%	1,412,833	6,242	0.59%
Total deposits and other borrowings	2,254,883	10,857	0.64%	1,768,265	6,242	0.47%
Non-interest bearing other liabilities	9,534			8,628
Shareholders' equity	231,916			220,258
Total liabilities and shareholders' equity	$2,496,333			$1,997,151
Net interest income (2)		$56,327			$45,864
Net interest spread			2.98%			3.11%
Net interest margin (2)			3.18%			3.25%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis, a Non-GAAP measure. Net interest income has been increased over the financial statement amount by $403 and $666 for the nine months ended September 30, 2018 and 2017, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

	For the three months ended September 30, 2018 vs. 2017			For the nine months ended September 30, 2018 vs. 2017
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$(128)	$100	$(28)	$(123)	$199	$76
Securities	1,660	211	1,871	4,720	431	5,151
Loans	3,249	488	3,737	8,549	1,302	9,851
Total interest-earning assets	4,781	799	5,580	13,146	1,932	15,078

Interest expense:
Deposits
Interest-bearing demand deposits	406	770	1,176	1,145	1,534	2,679
Money market and savings	179	341	520	466	770	1,236
Time deposits	51	23	74	171	47	218
Total deposit interest expense	636	1,134	1,770	1,782	2,351	4,133
Other borrowings	507	(75)	432	766	(284)	482
Total interest expense	1,143	1,059	2,202	2,548	2,067	4,615
Net interest income	$3,638	$(260)	$3,378	$10,598	$(135)	$10,463

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the three months ended September 30, 2018 increased $3.4 million, or 21.2%, over the same period in 2017. Interest income on interest-earning assets totaled $23.7 million and $18.1 million for the three months ended September 30, 2018 and 2017, respectively. The increase in interest income earned was primarily the result of an increase in the average balances of loans receivable and investment securities. Total interest expense for the three months ended September 30, 2018 increased by $2.2 million, or 99.6%, to $4.4 million from $2.2 million for the same period in 2017. Interest expense on deposits increased by $1.8 million, or 94.6%, for the three months ended September 30, 2018 versus the same period in 2017 due to increases in average deposit balances and higher rates. Interest expense on other borrowings increased by $432,000 for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due primarily to a $107.3 million increase in average overnight borrowings balances.

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the nine months ended September 30, 2018 increased $10.5 million, or 22.8%, over the same period in 2017. Interest income on interest-earning assets totaled $67.2 million and $52.1 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in interest income earned was primarily the result of an increase in the average balances of loans receivable and investment securities. Total interest expense for the nine months ended September 30, 2018 increased by $4.6 million, or 73.9%, to $10.9 million from $6.2 million for the same period in 2017. Interest expense on deposits increased by $4.1 million, or 79.5%, for the nine months ended September 30, 2018 versus the same period in 2017 due to both increases in average deposit balances and higher rates. Interest expense on other borrowings increased by $482,000 for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to an increase of $57.9 million in average overnight borrowings.

     Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 2.90% during the three months ended September 30, 2018 compared to 3.10% during the three months ended September 30, 2017 and was 2.98% during the nine months ended September 30, 2018 compared to 3.11% during nine months ended September 30, 2017. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. For the three months ended September 30, 2018 and September 30, 2017, the fully tax-equivalent net interest margin was 3.14% and 3.26%, respectively. The net interest margin for the three months ended September 30, 2018 decreased primarily due to a rate increase of 27 basis points in total deposits and other borrowings compared to an increase of 15 basis points in the yield on total interest earning assets. For the nine months ended September 30, 2018 and September 30, 2017, the fully tax-equivalent net interest margin was 3.18% and 3.25%, respectively. The net interest margin for the nine months ended September 30, 2018 decreased primarily due to a rate increase of 17 basis points in total deposits and other borrowings offset by an increase of 10 basis points in the yield on total interest earning assets.

Provision for Loan Losses

We recorded a $500,000 provision for loan losses for the three months ended September 30, 2018 as compared to no provision for the three months ended September 30, 2017. We recorded a $1.7 million provision for loan losses for the nine months ended September 30, 2018 as compared to $500,000 for the nine months ended September 30, 2017. During the three and nine months ended September 30, 2018, there was an increase in the allowance required for loans collectively evaluated for impairment driven by an increase in loans receivable.

Non‑Interest Income

Total non-interest income for the three months ended September 30, 2018 decreased $647,000, or 11.2%, compared to the three months ended September 30, 2017. Mortgage banking income totaled $2.6 million during the three months ended September 30, 2018 which represents a decrease of $579,000 from the same period in 2017. Loan advisory and servicing fees totaled $320,000 for the three months ended September 30, 2018 which represents a decrease of $357,000 from the same period in 2017. The decrease was primarily due to a decrease in SBA servicing fee income in the three months ended September 30, 2018 as a result of fair value adjustments. Gains on the sale of SBA loans totaled $816,000 for the three months ended September 30, 2018 versus $831,000 for the same period in 2017. Service fees on deposit accounts totaled $1.4 million for the three months ended September 30, 2018 which represents an increase of $319,000 over the same period in 2017. This increase was due to the growth in the number of customer accounts and transaction volume. No gains or losses were recognized on the sale of investment securities during the three months ended September 30, 2018 and 2017.

Total non-interest income for the nine months ended September 30, 2018 increased $349,000, or 2.3%, compared to the nine months ended September 30, 2017. Service fees on deposit accounts totaled $3.9 million for the nine months ended September 30, 2018 which represents an increase of $1.1 million over the same period in 2017. This increase was due to the growth in the number of customer accounts and transaction volume. Gains on the sale of SBA loans totaled $2.7 million for the nine months ended September 30, 2018 versus $2.3 million for the same period in 2017. The increase of $339,000 in gains on the sale of SBA loans was driven by an increase in SBA loans sold during the nine months ended September 30, 2018. We recognized losses of $1,000 on the sale of investment securities during the nine months ended September 30, 2018 compared to losses of $61,000 during the same period in 2017. Mortgage banking income totaled $7.9 million for the nine months ended September 30, 2018, a decrease of $603,000, compared to $8.6 million during the nine months ended September 30, 2017.  The decrease is primarily driven by fair value adjustments on loans held for sale and IRLCs.  Loan and servicing fees totaled $839,000 for the nine months ended September 30, 2018 which represents a decrease of $491,000 from the same period in 2017. The decrease was primarily due to a decrease in SBA servicing fee income in the nine months ended September 30, 2018 as a result of fair value adjustments.

Non‑Interest Expenses

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Non-interest expenses increased $1.7 million, or 8.7%, for the three months ended September 30, 2018 compared to the same period in 2017. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits increased by $1.4 million, or 14.0%, for the three months ended September 30, 2018 compared to the same period in 2017 which was primarily driven by annual merit increases along with increased staffing levels related to our growth strategy of adding and relocating stores, which we refer to as "The Power of Red is Back". There were twenty-three stores open as of September 30, 2018 compared to twenty-two stores at September 30, 2017.

Occupancy expense, including depreciation and amortization expense, increased by $196,000, or 6.4%, for the three months ended September 30, 2018 compared to the same period last year, also as a result of our continuing growth and expansion strategy.

Other real estate expenses totaled $378,000 during the three months ended September 30, 2018, a decrease of $368,000, or 49.3%, compared to the same period in 2017. This decrease was a result of higher costs to carry foreclosed properties and higher writedowns on foreclosed assets in the prior period.

All other non-interest expenses increased by $466,000, or 8.4%, for the three months ended September 30, 2018 compared to the same period last year. Increases in data processing, legal, professional fees, regulatory assessments and costs, and other expenses resulting from our expansion strategy also contributed to the growth in other operating expenses.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Non-interest expenses increased $8.0 million, or 14.9%, for the nine months ended September 30, 2018 compared to the same period in 2017. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits increased by $4.9 million, or 17.7%, for the nine months ended September 30, 2018 compared to the same period in 2017 which was primarily driven by annual merit increases along with increased staffing levels related to our growth strategy of adding and relocating stores, which we refer to as "The Power of Red is Back". There were twenty-three stores open as of September 30, 2018 compared to twenty-two stores at September 30, 2017.

Occupancy expense increased by $737,000, or 14.1%, and depreciation and amortization expenses increased by $519,000, or 14.5%, for the nine months ended September 30, 2018 compared to the same period last year, also as a result of our continuing growth and expansion strategy.

Other real estate expenses totaled $881,000 during the nine months ended September 30, 2018, a decrease of $823,000, or 48.3%, compared to the same period in 2017. This decrease was a result of higher costs to carry foreclosed properties and higher writedowns on foreclosed assets in the prior period.

All other non-interest expenses increased by $2.6 million, or 17.3%, for the nine months ended September 30, 2018 compared to the same period last year. Increases in data processing, legal, regulatory assessments and costs, professional fees, advertising, and other expenses resulting from our expansion strategy also contributed to the growth in other operating expenses.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net non-interest expenses to average assets, a non-GAAP measure. For the purposes of this calculation, net non-interest expenses equal non-interest expenses less non-interest income. For the three months ended September 30, 2018, this ratio was 2.42% compared to 2.58% for the three months ended September 30, 2017. For the nine months ended September 30, 2018, the ratio was 2.48% compared to 2.58% for the nine months ended September 30, 2017, respectively. The decrease in this ratio was mainly due to an increase in average assets.

       Another productivity measure utilized by management is the operating efficiency ratio, a non-GAAP measure. This ratio expresses the relationship of non-interest expenses to net interest income plus non-interest income. For the three months ended September 30, 2018, the operating efficiency ratio was 85.8% compared to 89.2% for the three months ended September 30, 2017.  The efficiency ratio was 86.4% for the nine months ended September 30, 2018 compared to 89.1% for the nine months ended September 30, 2017. The decrease in this ratio was due to net interest income and non-interest income increasing at a faster rate than non-interest expenses.

Provision (Benefit) for Income Taxes

We recorded a provision for income taxes in the amount of $622,000 for the three months ended September 30, 2018, compared to a $4,000 provision for the three months ended September 30, 2017. For the nine months ended September 30, 2018, we recorded a provision for income taxes of $1.5 million compared to a $38,000 benefit for the nine months ended September 30, 2017. We began recognizing an increased provision for federal and state income taxes during the first quarter of 2018 after reversing our deferred tax asset valuation allowance during the fourth quarter of 2017. We initially recorded a deferred tax asset valuation allowance in 2011 and continued to carry this allowance after determining that some portion of the deferred tax asset balance may not be realized within its life cycle based on the weight of available evidence. Adjustments to the valuation allowance resulted in the recognition of a minimal provision for income taxes in each period until its reversal in 2017. The effective tax rates for the three months ended September 30, 2018 and 2017 were 21% and 30%, respectively. For the nine months ended September 30, 2018 and 2017, the effective tax rates were 19% and 29%, respectively. The effective tax rates for the three and nine months ended September 30, 2017 excluded the adjustment to the deferred tax asset valuation allowance.

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

The ongoing success of the our growth and expansion strategy, along with the successful integration of the mortgage company and the limited exposure remaining with current asset quality issues, put us in a position to rely on projections of future taxable income when evaluating the need for a valuation allowance against deferred tax assets. Based on the guidance provided in ASC 740, we believed that the positive evidence considered at September 30, 2018 and December 31, 2017 outweighed the negative evidence and that it was more likely than not that all of our deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance is not required.

The net deferred tax asset balance was $13.8 million as of September 30, 2018 and $12.7 million as of December 31, 2017. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

Net Income and Net Income per Common Share

       Net income for the three months ended September 30, 2018 was $2.3 million, an increase of $1,000, compared to $2.3 million recorded for the three months ended September 30, 2017. The increase in net income in the three months ended September 30, 2018 was due to an increase in pre-tax income of $619,000 which was partially offset by the provision for income taxes of $618,000.

Net income for the nine months ended September 30, 2018 was $6.5 million, an increase of $303,000, compared to $6.2 million recorded for the nine months ended September 30, 2017. The increase in net income in the nine months ended September 30, 2018 was due to an increase in pre-tax income of $1.9 million which was partially offset by the provision for income taxes of $1.6 million.

       For the three month periods ended September 30, 2018 and September 30, 2017, basic and fully-diluted net income per common share was $0.04. For the nine month periods ended September 30, 2018 and September 30, 2017, basic and fully-diluted net income per common share was $0.11.

Return on Average Assets and Average Equity

       Return on average assets (ROA) measures our net income in relation to our total average assets. The ROA for the three months ended September 30, 2018 was 0.36%, compared to 0.45% for the three months ended September 30, 2017. The ROA for the nine months ended September 30, 2018 and 2017 was 0.35% and 0.41%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our shareholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 3.90% for the three months September 30, 2018, compared to 4.11% for the three months ended September 30, 2017. The ROE for the nine months ended September 30, 2018 and 2017 was 3.73% and 3.74%, respectively.

Commitments, Contingencies and Concentrations

Financial instruments with contract amounts representing potential credit risk were commitments to extend credit of approximately $270.3 million and $264.3 million, and standby letters of credit of approximately $13.4 million and $12.6 million, at September 30, 2018 and December 31, 2017, respectively. These financial instruments constitute off-balance sheet arrangements. Commitments often expire without being drawn upon. Substantially all of the $270.3 million of commitments to extend credit at September 30, 2018 were committed as variable rate credit facilities.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of liability as of September 30, 2018 and December 31, 2017 for guarantees under standby letters of credit issued is not material.

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

Management believes that the Company and Republic met, as of September 30, 2018 and December 31, 2017, all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed Republic's category.

The Company and Republic's ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic's loan customers and Republic's ability to manage its interest rate risk, growth and other operating expenses.

The following table presents the capital regulatory ratios for both Republic and the Company as of September 30, 2018, and December 31, 2017 (dollars in thousands):

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2018:

Total risk-based capital
Republic	$226,488	13.44%	$134,785	8.00%	$166,375	9.875%	$168,481	10.00%
Company	259,618	15.39%	134,979	8.00%	166,614	9.875%	-	-%
Tier 1 risk-based capital
Republic	218,404	12.96%	101,089	6.00%	132,679	7.875%	134,785	8.00%
Company	251,534	14.91%	101,234	6.00%	132,870	7.875%	-	-%
CET 1 risk-based capital
Republic	218,404	12.96%	75,817	4.50%	107,407	6.375%	109,513	6.50%
Company	240,534	14.26%	75,926	4.50%	107,561	6.375%	-	-%
Tier 1 leveraged capital
Republic	218,404	8.47%	103,096	4.00%	103,096	4.00%	128,870	5.00%
Company	251,534	9.75%	103,201	4.00%	103,201	4.00%	-	-%

At December 31, 2017:

Total risk-based capital
Republic	$187,732	12.57%	$119,446	8.00%	$138,109	9.25%	$149,307	10.00%
Company	249,510	16.70%	119,521	8.00%	138,197	9.25%	-	-%
Tier 1 risk-based capital
Republic	179,133	12.00%	89,584	6.00%	108,248	7.25%	119,446	8.00%
Company	240,911	16.13%	89,641	6.00%	108,316	7.25%	-	-%
CET 1 risk-based capital
Republic	179,133	12.00%	67,188	4.50%	85,852	5.75%	97,050	6.50%
Company	220,433	14.75%	67,231	4.50%	85,906	5.75%	-	-%
Tier 1 leveraged capital
Republic	179,133	7.91%	90,531	4.00%	90,531	4.00%	113,164	5.00%
Company	240,911	10.64%	90,586	4.00%	90,586	4.00%	-	-%

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $146.3 million at September 30, 2018, compared to $61.9 million at December 31, 2017. Loan maturities and repayments are another source of asset liquidity. At September 30, 2018, Republic estimated that more than $110.0 million of loans would mature or repay in the six-month period ending March 31, 2019. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At September 30, 2018, we had outstanding commitments (including unused lines of credit and letters of credit) of $283.7 million. Certificates of deposit scheduled to mature in one year totaled $82.6 million at September 30, 2018. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh.  Our maximum borrowing capacity with the FHLB was $684.8 million at September 30, 2018. At September 30, 2018 and December 31, 2017, we had no outstanding term borrowings with the FHLB. At September 30, 2018 and December 31, 2017, we had no outstanding short-term borrowings. As of September 30, 2018, FHLB had issued letters of credit, on Republic's behalf, totaling $75.0 million against our available credit line. We also established a contingency line of credit of $10.0 million with ACBB and a Fed Funds line of credit with Zions Bank in the amount of $15.0 million to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit or the Zions Fed Funds line at both September 30, 2018 and December 31, 2017.

Investment Securities Portfolio

At September 30, 2018, we identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of our asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available-for-sale and are intended to increase the flexibility of our asset/liability management.  Our investment securities classified as available for sale consist primarily of CMOs, MBSs, municipal securities, corporate bonds, ABSs, and a CDO.  Available for sale securities totaled $487.5 million and $464.4 million as of September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, securities classified as available for sale had a net unrealized loss of $23.4 million and a net unrealized loss of $11.2 million at December 31, 2017.

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic's commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic's legal lending limit of approximately $28.5 million at September 30, 2018. Individual customers may have several loans often secured by different collateral.

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

The following table shows information concerning loan delinquency and non‑performing assets as of the dates indicated (dollars in thousands):

	September 30, 2018	December 31, 2017
Loans accruing, but past due 90 days or more	$-	$-
Non-accrual loans	13,479	14,845
Total non-performing loans	13,479	14,845
Other real estate owned	6,768	6,966
Total non-performing assets	$20,247	$21,811

Non-performing loans as a percentage of total loans, net of unearned income	0.98%	1.28%
Non-performing assets as a percentage of total assets	0.76%	0.94%

Non-performing asset balances decreased by $1.6 million to $20.2 million as of September 30, 2018 from $21.8 million at December 31, 2017. Non-accrual loans decreased $1.4 million to $13.5 million at September 30, 2018, from $14.8 million at December 31, 2017 due to $2.3 million in loan charge-offs, $316,000 in paydowns, and $315,000 in transfers to other real estate owned during the nine months ended September 30, 2018 which were offset by $1.7 million in loans transferred to non-accrual status during the period. The $2.3 million in charge-offs during the nine months ended September 30, 2018 was primarily driven by a single loan relationship for which loan loss provisions had been recorded in prior periods. Management determined this amount to be uncollectible and accordingly charged-off the balance in the first quarter. There were no loans accruing, but past due 90 days or more at September 30, 2018 and December 31, 2017. At September 30, 2018 and December 31, 2017, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

The following table presents our 30 to 89 days past due loans at September 30, 2018 and December 31, 2017.

(dollars in thousands)	September 30,	December 31,
	2018	2017
30 to 59 days past due	$1,494	$1,113
60 to 89 days past due	236	-
Total loans 30 to 89 days past due	$1,730	$1,113

Other Real Estate Owned

The balance of other real estate owned was $6.8 million at September 30, 2018 and $7.0 million at December 31, 2017. The following table presents a reconciliation of other real estate owned for the nine months ended September 30, 2018 and the year ended December 31, 2017:

(dollars in thousands)	September 30, 2018	December 31, 2017
Beginning Balance, January 1st	$6,966	$10,174
Additions	315	291
Valuation adjustments	(18)	(3,000)
Dispositions	(495)	(499)
Ending Balance	$6,768	$6,966

At September 30, 2018, we had no credit exposure to "highly leveraged transactions" as defined by the FDIC.

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

An analysis of the allowance for loan losses for the nine months ended September 30, 2018 and 2017, and the twelve months ended December 31, 2017 is as follows:

(dollars in thousands)	For the nine months ended September 30, 2018	For the twelve months ended December 31, 2017	For the nine months ended September 30, 2017

Balance at beginning of period	$ 8,599	$ 9,155	$ 9,155
Charge‑offs:
Commercial real estate	1,535	-	-
Construction and land development	-	-	-
Commercial and industrial	151	1,366	1,347
Owner occupied real estate	465	157	157
Consumer and other	213	53	12
Residential mortgage	-	-	-
Total charge‑offs	2,364	1,576	1,516
Recoveries:
Commercial real estate	50	54	54
Construction and land development	-	-	-
Commercial and industrial	77	64	64
Owner occupied real estate	20	-	-
Consumer and other	2	2	1
Residential mortgage	-	-	-
Total recoveries	149	120	119
Net charge‑offs/(recoveries)	2,215	1,456	1,397
Provision for loan losses	1,700	900	500
Balance at end of period	$ 8,084	$ 8,599	$ 8,258

Average loans outstanding(1)	$ 1,310,750	$ 1,090,851	$ 1,063,581
As a percent of average loans:(1)
Net charge‑offs (annualized)	0.23%	0.13%	0.18%
Provision for loan losses (annualized)	0.17%	0.08%	0.06%
Allowance for loan losses	0.62%	0.79%	0.78%
Allowance for loan losses to:
Total loans, net of unearned income	0.59%	0.74%	0.75%
Total non‑performing loans	59.97%	57.93%	60.06%

(1)Includes non-accruing loans.

We recorded a provision for loan losses of $500,000 for the three month period ended September 30, 2018 and $1.7 million for the nine months ended September 30, 2018.  We did not record a provision for loan losses during the three month period ended September 30, 2017. A provision for loan losses in the amount of $500,000 was recorded for the nine months ended September 2017. During the three and nine months ended September 30, 2018, there was an increase in the allowance required for loans collectively evaluated for impairment driven by an increase in loans receivable.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 60.0% at September 30, 2018, compared to 57.9% at December 31, 2017 and 60.1% at September 30, 2017. Total non-performing loans were $13.5 million, $14.8 million, and $13.8 million at September 30, 2018, December 31, 2017 and September 30, 2017, respectively.

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

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $4.7 million at September 30, 2018 and $1.4 million at December 31, 2017.

The following table provides additional analysis of partially charged-off loans.

(dollars in thousands)	September 30, 2018	December 31, 2017
Total nonperforming loans	$13,479	$14,845
Nonperforming and impaired loans with partial charge-offs	4,703	1,449

Ratio of nonperforming loans with partial charge-offs to total loans	0.34%	0.12%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	34.89%	9.76%
Coverage ratio net of nonperforming loans with partial charge-offs	171.89%	593.44%

Our charge-off policy is reviewed on an annual basis and updated as necessary. During the nine month period ended September 30, 2018, there were no changes made to this policy.

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company's internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2018 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended September 30, 2018.

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company's business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and Form 10-Q for the quarter ended June 30, 2018.  The risk factors in the Company's Annual Report on Form 10-K have not materially changed. You should carefully consider these risk factors. The risks described in the Company's Form 10-K and Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2018 and  2017, (iii)  Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, (v) Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: November 7, 2018	By:	/s/ Harry D. Madonna
Harry D. Madonna
President and Chief Executive Officer (principal executive officer)

Date: November 7, 2018	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)