Form 10-K
period 2018-12-31
REPUBLIC FIRST BANCORP INC
filed 2019-03-14
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018.
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___.

Commission File Number:  000-17007

REPUBLIC FIRST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2486815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South 16th Street, Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code 215-735-4422

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months.   YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-Accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $411,031,864 based on the last sale price on Nasdaq Global Market on June 30, 2018.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	58,825,278
Title of Class	Number of Shares Outstanding as of March 13, 2019

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
TABLE OF CONTENTS

2

PART I

Item 1:	Business

Throughout this Annual Report on Form 10-K, the registrant, Republic First Bancorp, Inc., is referred to as the “Company” or as “we,” “our” or “us”. The Company’s website address is www.myrepublicbank.com. The information on this website is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K. This website is, and is only intended to be, for reference purposes only. The Company makes available free of charge on or through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).

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

General

Republic First Bancorp, Inc. was organized and incorporated under the laws of the Commonwealth of Pennsylvania in 1987 and is the holding company for Republic First Bank, which does business under the name Republic Bank, and we may refer to as Republic or the Bank throughout this document.  Republic offers a variety of credit and depository banking services. Such services are offered to individuals and businesses primarily in the Greater Philadelphia and Southern New Jersey area through their offices and branches in Philadelphia, Bucks, Delaware, and Montgomery Counties in Pennsylvania and Atlantic,   Burlington, Camden, and Gloucester Counties in New Jersey.

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

From a lending perspective, we also shifted away from our historic approach, which was primarily focused on business banking and isolated commercial lending transactions, in particular commercial real estate loans.  While restructuring our loan portfolio and deemphasizing the origination of commercial real estate loans, we also undertook a detailed review of our more significant credit relationships.  This review allowed us to reduce exposure, enhance our allowance for loan loss methodology and commit to originate fewer commercial real estate loans in an effort to reduce our credit concentrations in that particular category.

In December 2011, we completed the sale of several distressed commercial real estate loans and foreclosed properties to a single investor.  This transaction dramatically reduced our non-performing asset balances and significantly improved our credit quality metrics. This loan sale was a cornerstone transaction in the transformation of Republic Bank.

With these significant changes implemented, Republic Bank was then well-positioned to execute an aggressive expansion plan which was given the title, “The Power of Red is Back.”  To support this growth strategy, we completed the sale of $45 million of common stock through a private placement offering in April 2014 which provided the necessary capital to begin our aggressive expansion plan.

During 2016, we expanded our product offerings through the addition of a residential mortgage lending team. We acquired Oak Mortgage Company in July 2016 which has been integrated and became a division of the Bank. Oak Mortgage is headquartered in Marlton, NJ and is licensed to do business in Pennsylvania, Delaware, New Jersey, and Florida providing our customers with new opportunities in the residential lending market. The Oak Mortgage team has been a tremendous fit for Republic’s commitment to extraordinary customer service and has proven to be a perfect complement to the Bank’s network of store locations.

To strengthen our capital position and prepare for the next stage of growth and expansion, we completed a capital raise in the amount of $100 million through a registered direct offering of our common stock in December 2016. At the same time, Vernon W. Hill, II became a member of the Board of Directors and was appointed Chairman of Republic First Bancorp, Inc. He has been a major investor and consultant to Republic since 2008. Mr. Hill is often credited with reinventing the concept of Retail Banking. He was the Founder and Chairman of Commerce Bancorp, a $50 billion Retail Bank headquartered in metro Philadelphia, which grew to 450 locations along the east coast before its sale in 2007. He is also the Founder and Chairman of Metro Bank (UK), which is the first new Retail high street bank opened in Britain since 1840 and in just eight years has grown to more than $28 billion in assets and 65 locations.

The aggressive expansion plan has produced strong results and continues to build momentum. Over the last five years, we have opened sixteen new stores using our signature glass building. During 2018, we expanded our store network in the Southern New Jersey area by opening three new locations in Gloucester Township, Evesboro, and Somers Point and expanded in the Greater Philadelphia area with a new store in Fairless Hills. There are several other locations in various stages of approval and development for future openings. We will also be expanding into the New York market with two to four new stores planned in Manhattan in the coming year.

As of December 31, 2018, we had total assets of approximately $2.8 billion, total shareholders’ equity of approximately $245.2 million, total deposits of approximately $2.4 billion, net loans receivable of approximately $1.4 billion, and net income of $8.6 million. We have one reportable segment: community banking. The community bank segment primarily encompasses the commercial loan and deposit activities of Republic, as well as residential mortgage and other consumer loan products in the area surrounding its stores. We provide banking services through the Bank, and do not presently engage in any activities other than traditional banking activities.

Republic Bank

Republic First Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania, and is subject to examination and comprehensive regulation by the Federal Deposit Insurance Corporation (FDIC) and the Pennsylvania Department of Banking and Securities. Republic First Bank does business under the name of Republic Bank. The deposits held by the Bank are insured, up to applicable limits, by the Deposit Insurance Fund of the FDIC.

Service Area / Market Overview

Our primary service area currently consists of Greater Philadelphia and Southern New Jersey.  We presently conduct our principal banking activities through twenty-five branch locations which are commonly referred to as “stores” throughout this document to reflect our retail oriented approach to customer service and convenience.  Eleven of these stores are located in Philadelphia and the surrounding suburbs of Plymouth Meeting, Wynnewood, Abington, Media, and Fairless Hills in Pennsylvania.  There are also fourteen stores located in the Southern New Jersey market in Haddonfield, Voorhees, Glassboro, Marlton, Berlin, Washington Township, Moorestown, Sicklerville, Medford, Cherry Hill (2), Gloucester Township, Evesboro, and Somers Point. Our commercial lending activities extend beyond our primary service area, to include other counties in Pennsylvania and New Jersey, as well as parts of Delaware, Maryland, New York and other out-of-market opportunities. Our residential lending activities also extend outside of our primary service area, to include other counties in Pennsylvania and New Jersey, as well as Delaware and Florida through our Oak Mortgage lending team.

Competition

We face substantial competition from other financial institutions in our service area.  Competitors include Wells Fargo, BB&T, Citizens, PNC, Santander, TD Bank, and Bank of America, as well as many regional and local community banks. In addition, we compete directly with savings banks, savings and loan associations, finance companies, credit unions, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders and other institutions for deposits, commercial loans, mortgages and consumer loans, as well as other services.  Competition among financial institutions is based upon a number of factors, including the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credit services, service charges, the convenience of banking facilities, locations and hours of operation and, in the case of loans to larger commercial borrowers, applicable lending limits. Many of the financial institutions with which we compete have greater financial resources than we do, and offer a wider range of deposit and lending products.

Our legal lending limit to one borrower was approximately $34.4 million at December 31, 2018.  Loans above this amount may be made if the excess over the lending limit is participated to other institutions.  We are subject to potential intensified competition from new branches of established banks in the area as well as new banks that could open in our market area.  There are banks and other financial institutions, which serve surrounding areas, and additional out-of-state financial institutions, which currently, or in the future, may compete in our market. We compete to attract deposits and loan applications both from customers of existing institutions and from customers new to our market and we anticipate a continued increase in competition in our service area.

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

We also maintain a Small Business Lending team that specializes in the origination of loans guaranteed by the U.S. Small Business Administration (“SBA”) to provide much needed credit to small businesses throughout our service area.  This team has developed into one of the top lenders under the SBA program in our region.  For the last several years they have been ranked as one of the top SBA lenders in the tri-state market of Pennsylvania, New Jersey and Delaware based on the dollar volume of loan originations.

We are members of the STAR™ and PLUS™ automated teller (ATM) networks, and Allpoint - America’s Largest Surcharge Free ATM Network which enable us to provide our customers with free access to more than 55,000 ATMs worldwide. We currently have twenty-five proprietary ATMs located in our store network.

Our lending activities generally are focused on small and medium sized businesses within the communities that we serve. Commercial real estate loans represent the largest category within our loan portfolio, amounting to approximately 36% of total loans outstanding at December 31, 2018.  Repayment of these loans is, in part, dependent on general economic conditions affecting our customers and various businesses within the community.  As a commercial lender, we are subject to credit risk. Economic and financial conditions could have an adverse effect on the ability of our borrowers to repay their loans. To manage the challenges that the economic environment may present we have adopted a conservative loan classification system, continually review and enhance our allowance for loan loss methodology, and perform a comprehensive review of our loan portfolio on a regular basis.

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

Although management follows established underwriting policies and closely monitors loans through Republic’s loan review officer, credit risk is still inherent in the portfolio. The majority of Republic’s loan portfolio is collateralized with real estate or other collateral; however, a portion of the commercial portfolio is unsecured, representing loans made to borrowers considered to be of sufficient financial strength to merit unsecured financing.  Republic makes both fixed and variable rate commercial loans with terms typically ranging from one to five years. Variable rate loans are generally tied to the national prime rate of interest.

Store Expansion Plans and Growth Strategy

We will carefully evaluate growth opportunities throughout 2019 and beyond. The Bank opened three new stores located in Gloucester Township, Evesboro, and Somers Point in New Jersey and a fourth store located in Fairless Hills in Pennsylvania utilizing our distinctive glass prototype building in 2018. The Bank anticipates the continuation of its expansion strategy in the Metro Philadelphia market and has also announced plans to expand into New York City with the opening of two to four stores in 2019. Relocation of other existing store locations may also occur in the future as we continue to enhance our brand and focus on constantly improving the customer experience. The opening and relocation of these stores is subject to regulatory approval.

The addition of Oak Mortgage in July 2016 provides us with new growth opportunities in the residential lending market. Oak Mortgage is licensed to do business in Pennsylvania, New Jersey, Delaware, and Florida and gives us the ability to serve both new and existing customers throughout our store network. We envision the expansion of the Oak Mortgage lending team along with the growth of our store network.

Securities Portfolio

We maintain an investment securities portfolio.  We purchase investment securities that are in compliance with our investment policies, which are approved annually by our Board of Directors.  The investment policies address such issues as permissible investment categories, credit quality, maturities and concentrations.  At December 31, 2018 and 2017, approximately 92% and 90%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. government debt securities or U.S. government agency issued mortgage-backed securities.  Credit risk associated with these U.S. government debt securities and the U.S. government agency securities is minimal, with risk-based capital weighting factors of 0% and 20%, respectively. The remainder of the securities portfolio consists of municipal securities, corporate bonds, asset-backed securities, and Federal Home Loan Bank (FHLB) capital stock.

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

•      The Consumer Financial Protection Bureau (“CFPB”).  The Dodd-Frank Act created the CFPB within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.  The CFPB has broad rulemaking, supervisory and enforcement powers for a wide range of consumer protection laws applicable to banks with greater than $10 billion or more in assets.  Smaller institutions will be subject to rules promulgated by the CFPB, but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the CFPB and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against state-chartered institutions.

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

Although many of the provisions of the Dodd-Frank Act are currently effective, there remain some regulations yet to be implemented. It is therefore difficult to predict at this time what impact the Dodd-Frank Act and implementing regulations will have on us. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Gramm-Leach-Bliley Act

The federal Gramm-Leach-Bliley Act (the “GLB Act”), enacted in 1999, repealed the key provisions of the Glass Steagall Act so as to permit commercial banks to affiliate with investment banks (securities firms). It also amended the BHC Act to permit qualifying bank holding companies to engage in many types of financial activities that were not permitted for banks themselves and permitted subsidiaries of banks to engage in a broad range of financial activities that were not permitted for themselves.

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

Regulatory Restrictions on Dividends

Dividend payments by Republic to the holding company are subject to the Pennsylvania Banking Code of 1965 (“Banking Code”) and the Federal Deposit Insurance Act (“FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under the Banking Code, Republic would be limited to $48.5 million of dividends payable plus an additional amount equal to its net profit for 2019, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios as discussed in “Capital Adequacy”.

Federal regulatory authorities have adopted standards for the maintenance of adequate levels of regulatory capital by banks. Adherence to such standards further limits the ability of Republic to pay dividends to us.

Dividend Policy

We have not paid any cash dividends on our common stock, and have no plans to pay any cash dividends in 2019 or in the foreseeable future.  See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Form 10-K for more information.

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

The Dodd-Frank Act also requires the FDIC to take such steps as are necessary to increase the reserve ratio of the DIF from 1.15% to 1.35% of insured deposits by 2020.  The reserve ratio is the DIF balance divided by estimated insured deposits.   The reserve ratio reached 1.36% on September 30, 2018.  Because the reserve ratio has reached 1.35%, two deposit insurance assessment changes occurred under FDIC regulations:  (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large institutions) will cease; and (2) banks with assets of less than $10 billion, such as us, will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%, with credits starting with the March 31, 2019 assessment invoiced in June 2019.

In addition to paying basic deposit insurance assessments, the FDIC collects Financing Corporation (“FICO”) assessments to pay interest on FICO bonds.  FICO bonds were issued in the late 1980’s to recapitalize the (former) Federal Savings & Loan Insurance Corporation.  The last of the remaining FICO bonds will mature in September 2019.  It is projected that the last FICO assessment will be collected on March 29, 2019.

Capital Adequacy

The Federal Reserve has issued risk-based and leverage capital rules applicable to U.S. banking organizations such as the Company and Republic.  These guidelines are intended to reflect the relationship between the banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items.  The Federal Reserve may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization’s financial condition or actual or anticipated growth.

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain.  Common equity Tier 1 capital generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interest in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions.  Tier 1 capital for banks and bank holding companies generally consists of the sum of common equity Tier 1 elements, non-cumulative perpetual preferred stock, and related surplus in certain cases and subject to limitations, minority interests in consolidated subsidiaries that do not qualify as common equity Tier 1 capital, less certain deductions.  Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses.  The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital.  Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 capital, subject to limitations.  However, the Federal Reserve’s capital rule applicable to bank holding companies permanently grandfathers non-qualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital.  In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in Tier 1 capital; however, we were permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. We have made this election.

Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1, Tier 1, and total risk-based capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned to one of several categories of risk-weights, based primarily on relative risk.  Under the Federal Reserve’s rules, Republic is required to maintain a minimum common equity Tier 1 capital ratio requirement of 4.5%, a minimum Tier 1 capital ratio requirement of 6%, a minimum total capital requirement of 8% and a minimum leverage ratio requirement of 4%.  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.  The capital conservation buffer, which is composed of common equity tier 1 capital, began on January 1, 2016 at the 0.625% level and has been phased in over a three year period (increasing by that amount on each January 1, until it reached 2.5% on January 1, 2019).  Implementation of the deductions and other adjustments to common equity tier 1 capital began on January 1, 2015 and has been phased-in over a three-year period (beginning at 40% on January 1, 2015, 60% on January 1, 2016 and an additional 20% per year thereafter).

The following table shows the required capital ratios with the conversation buffer over the phase-in period.

	Basel III Community Banks Minimum Capital Ratio Requirements
	2016	2017	2018	2019

Common equity tier 1 capital (CET1)	5.125%	5.750%	6.375%	7.000%
Tier 1 capital (to risk weighted assets)	6.625%	7.250%	7.875%	8.500%
Total capital (to risk-weighted assets)	8.625%	9.250%	9.875%	10.500%

Republic is considered “well capitalized” under the FDIC’s prompt corrective action rules. The risk-based capital standards are required to take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities.

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

The Trump Administration has indicated its intent to bring changes to the U.S. financial services industry that we cannot now predict. Public comments by President Donald J. Trump, as well as his appointees at various federal agencies, may suggest the Administration’s intent to change policies and regulations that implement current federal law, including those implementing the Dodd-Frank Act. At this point we are unable to determine what impact the Trump Administration’s policy changes might have on us.

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

As of December 31, 2018, we had a total of 531 employees, including 473 full-time employees.

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

Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner.  Lending money is a significant part of the banking business.  Borrowers, however, do not always repay their loans.  The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan, and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors.  Despite our efforts, we do and will experience loan losses, and our financial condition and results of operations will be adversely affected. Our non-performing assets were approximately $16.6 million at December 31, 2018.  Our allowance for loan losses was approximately $8.6 million at December 31, 2018. Our loans between thirty and eighty-nine days delinquent totaled $2.7 million at December 31, 2018.

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

Potential concerns for the longer term economic outlook include the continued flattening of the yield curve and an increasingly inverted yield curve (which may or may not signal a future recession), the risk of economic overheating in the near future, and concerns surrounding the long term fiscal position of the United States. In addition to affecting interest income and expense, changes in interest rates also can affect the value of our interest-earning assets, comprising fixed and adjustable-rate instruments, as well as the ability to realize gains from the sale of such assets.  Generally, the value of fixed-rate instruments fluctuates inversely with changes in interest rates, and changes in interest rates may therefore have a material adverse effect on our results of operations.

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

As of December 31, 2018, we had approximately $16.9 million of U.S. Federal net operating loss carryforwards, referred to as “NOLs,” available to reduce taxable income in future years.

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

In addition, the ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs may expire before we generate sufficient taxable income. There were no NOLs that expired in the fiscal years ended December 31, 2018 and December 31, 2017. There are no NOLs that could expire if not utilized for the year ending December 31, 2019.

Our assets as of December 31, 2018 included a deferred tax asset and we may not be able to realize the full amount of such asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2018, the net deferred tax asset was $12.3 million, compared to a balance of $12.7 million at December 31, 2017.

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

Based on the analysis of the available positive and negative evidence, we determined that a valuation allowance should not be recorded as of December 31, 2018. We used projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor to project recoverability of the deferred tax asset balance. There can be no assurance as to when we will be in a position to fully recapture the benefits of our deferred tax asset.  Further discussion on the analysis of our deferred tax asset can be found in the “Provision (Benefit) for Income Taxes” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are required to adopt the FASB’s accounting standard which requires measurement of certain financial assets (including loans) using the current expected credit losses (CECL) beginning in calendar year 2020.

Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The FASB’s amendment replaces the current incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. We are in the process of evaluating the impact of the adoption of this guidance on our financial statements; however, it is anticipated that the allowance will increase upon the adoption of CECL and that the increased allowance level will have the effect of decreasing shareholders’ equity and the Company’s and Republic’s regulatory capital ratios.

Our mortgage lending business may not provide us with significant noninterest income.

In 2018, we originated $367 million and sold $311 million of residential mortgage loans to investors.  The residential mortgage business is highly competitive, and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control.

Because we sell substantially all of the mortgage loans we originate, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain.  In fact, as rates rise, we expect increasing industry-wide competitive pressures related to changing market conditions to reduce our pricing margins and mortgage revenues generally.  Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market.  If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.

Our ability to originate and sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by government-sponsored entities (“GSEs”) and other institutional and non-institutional investors.  These entities account for a substantial portion of the secondary market in residential mortgage loans.  We are highly dependent on these purchasers continuing their mortgage purchasing programs.  Additionally, because the largest participants in the secondary market are Ginnie Mae, Fannie Mae and Freddie Mac, GSEs whose activities are governed by federal law, any future changes in laws that significantly affect the activity of these GSEs could, in turn, adversely affect our operations.  In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government.  The federal government has for many years considered proposals to reform Fannie Mae and Freddie Mac, but the results of any such reform, and their impact on us, are difficult to predict.  To date, no reform proposal has been enacted.

We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances, which could harm liquidity, results of operations and financial condition.

We sell nearly all of the mortgage loans held for sale that we originated.  When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including the GSEs, about the mortgage loans and the manner in which they were originated.  Whole loan sale agreements require repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties.  In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan, resulting in these mortgage loans being placed on our books and subjecting us to the risk of a potential default. If repurchase and indemnity demands increase and such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations and financial condition may be adversely affected.

Potential acquisitions may disrupt our business and dilute shareholder value.

We regularly evaluate opportunities to acquire and invest in banks and in other complementary businesses. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity and capital structure. Our acquisition activities could be material to us. For example, we could issue additional shares of common stock in a purchase transaction, which could dilute current shareholders’ ownership interest. These activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill would not impact cash flow, tangible capital or liquidity but would decrease shareholders’ equity.

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

As part of our retail strategy, we plan to open new stores in our primary service area, including Southern New Jersey, Center City Philadelphia, and the Philadelphia Suburbs. We may not, however, be able to identify attractive locations on terms favorable to us, obtain regulatory approvals, or hire qualified management to operate new stores.  In addition, the organizational and overhead costs may be greater than we anticipate.  New stores may take longer than expected to reach profitability, or may not become profitable.  The additional costs of starting new stores may adversely impact our financial results.

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

We are subject to extensive regulation and supervision under federal and state laws and regulations. See Item 1. Business - Supervision and Regulation. The requirements and limitations imposed by such laws and regulations limit the manner in which we conduct our business, undertake new investments and activities and obtain financing.  Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is within our control. Compliance with these rules could impose additional costs on banking entities and their holding companies.  Management has reviewed the new standards and will continue to evaluate all options and strategies to ensure ongoing compliance with the new standards, notwithstanding Republic’s current status as well-capitalized.

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

Federal banking regulators require us, and Republic, to maintain capital to support our operations.  Regulatory capital ratios are defined and required ratios are established by laws and regulations promulgated by banking regulatory agencies.  At December 31, 2018, our regulatory capital ratios were above “well capitalized” levels under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Common Equity Tier 1 ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%. Regulators, however, may require us, or Republic, to maintain higher regulatory capital ratios.

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

Additionally, the sale of substantial amounts of our common stock or securities convertible into or exchangeable or exercisable for our common stock, whether directly by us or by existing common shareholders in the secondary market, the perception that such sales could occur or the availability for future sale of shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock could, in turn, materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities.  The convertible trust preferred securities of Republic First Bancorp Capital Trust IV were converted into 1.7 million shares of our common stock in the years 2017 and 2018.

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

Our common stock is currently traded on the Nasdaq Global Market.  During 2018, the average daily trading volume for our common stock was approximately 158,900 shares.  Sales of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

Our common stock is subordinate to our existing and future indebtedness and any preferred stock and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.

Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the prior dividend and liquidation rights of holders of any classes or series of preferred stock that our Board of Directors may designate and issue without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors and preferred shareholders. As of December 31, 2018, we had $11.3 million of outstanding debt related to trust preferred securities.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting. While we have reported no material weaknesses in the Form 10-K for the fiscal year ended December 31, 2018, we cannot guarantee that we will not have any material weaknesses in the future.

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

Uncertainty about the future of LIBOR may adversely affect our business.

LIBOR and certain other interest rate “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit information to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of market participants convened by the Federal Reserve, the Alternative Reference Rate Committee, has selected the Secured Overnight Finance Rate as its recommended alternative to LIBOR. The Federal Reserve Bank of New York started to publish the Secured Overnight Financing Rate in April 2018. The Secured Overnight Financing Rate is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the U.S. Treasury repurchase market. At this time, it is impossible to predict whether the Secured Overnight Financing Rate will become an accepted alternative to LIBOR.

The market transition away from LIBOR to an alternative reference rate, such as the Secured Overnight Financing Rate, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

•
adversely affect the interest rates paid or received on, the revenue and expenses associated with or the value of our LIBOR-based assets and liabilities, which include certain variable rate loans and subordinated debt;

•
adversely affect the interest rates paid or received on, the revenue and expenses associated with or the value of other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally;

•	prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate; and

•	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based contracts and securities.

The transition away from LIBOR to an alternative reference rate will require the transition to or development of appropriate systems and analytics to effectively transition our risk management and other processes from LIBOR-based products to those based on the applicable alternative reference rate, such as the Secured Overnight Financing Rate. There can be no guarantee that these efforts will successfully mitigate the operational risks associated with the transition away from LIBOR to an alternative reference rate.

The manner and impact of the transition from LIBOR to an alternative reference rate, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.

Our financial results may be adversely affected by changes in U.S. and non-U.S. tax and other laws and regulations.

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act, was signed into law. The Tax Act includes many provisions that effected our income tax expenses, including reducing its corporate federal tax rate from 35% to 21% effective January 1, 2018. As a result of the rate reduction, we were required to re-measure, through income tax expense in the period of enactment, our deferred tax assets and liabilities using the enacted rate at which we expected them to be recovered or settled. The re-measurement of the net deferred tax asset resulted in additional income tax expense of $7.7 million recorded in fourth quarter 2017.

Due to the ongoing success of our growth and expansion strategy, along with the successful integration of the mortgage company and the limited exposure remaining with current asset quality issues put us in a position to rely on projections of future taxable income when evaluating the need for a valuation allowance against its deferred tax assets. Based on the guidance provided in ASC 740, we believed that the positive evidence considered at December 31, 2017 outweighed the negative evidence and that it was more likely than not that all of our deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance was not required at December 31, 2017 and a $10.6 million benefit for income taxes was recorded in the fourth quarter of 2017 to reflect the reversal of the valuation allowance.

The $10.6 million tax benefit recognized when reversing the deferred tax asset valuation allowance offset the $7.7 million charge related to the change in the corporate tax rate resulting in a net tax benefit and increase in net income of $2.9 million during 2017.

Also on December 22, 2017, the SEC released SAB 118 to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the Act in situations where a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 allowed for a measurement period not to extend beyond one year from the Act’s enactment date to complete the necessary accounting.

We recorded provisional amounts of deferred income taxes using reasonable estimates in three areas where information necessary to complete the accounting was not available, prepared or analyzed as follows: (i) the deferred tax liability for temporary differences between the tax and financial reporting bases of fixed assets principally due to the accelerated depreciation under the Act which allowed for full expensing of qualified property purchased and placed in service after September 27, 2017; (ii) the deferred tax asset for temporary differences associated with accrued compensation was awaiting final determinations of amounts that were paid and deducted on the 2017 income tax returns and (iii) the deferred tax liability for temporary differences associated with equity investments in partnerships were awaiting receipt of Schedules K-1 from outside preparers, which was necessary to determine the 2017 tax impact from these investments.

In a fourth area, we made no adjustments to deferred tax assets representing future deductions for accrued compensation that were subject to new limitations under Internal Revenue Code Section 162(m) which, generally, limits the annual deduction for certain compensation paid to certain team members to $1 million. There was uncertainty in applying the newly enacted rules to existing contracts, and we were seeking further clarifications before completing its analysis. We completed the calculations for the provisional items with the completion of the 2017 tax returns and completed the analysis of the Section 162(m) rules after further guidance was issued. The impact of the completed calculations to the re-measurement of the deferred taxes resulted in an immaterial change and the analysis of the 162(m) rules resulted in no adjustment.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Description of Properties

We currently have twenty-three lease agreements that expire on various dates in the future. Eight of the leased locations are utilized as back-office support locations, operations centers, loan production offices, training and storage facilities and our corporate headquarters.  The other fifteen leased properties are for store locations, all of which are open and operating today. The spaces covered by these leases range in square footage from approximately 800 square feet to 40,000 square feet.  Please see Note 11 “Commitments and Contingencies” to the Consolidated Financial Statements for further information regarding the leases.  In addition, we own seventeen properties utilized for store locations.  Eleven of the stores are open and operating today, two are under construction and four are scheduled to begin construction during 2019. Management believes these facilities are adequate to meet our present and immediately foreseeable needs from a real estate perspective.

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

Market Information

Shares of the Company’s class of common stock are listed on the Nasdaq Global Market under the symbol “FRBK.” As of March 11, 2019, there were approximately 100 record holders.

Dividend Policy

The Company has not paid any cash dividends on its common stock and has no plans to pay cash dividends during 2019.  The Company’s ability to pay dividends depends primarily on receipt of dividends from the Company’s subsidiary, Republic.  Dividend payments from Republic are subject to legal and regulatory limitations.  The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.

Item 6:	Selected Financial Data

	As of or for the Years Ended December 31,
(dollars in thousands, except per share data)	2018	2017	2016	2015	2014

INCOME STATEMENT DATA
Total interest income	$92,074	$70,849	$54,227	$45,436	$40,473
Total interest expense	16,170	8,784	6,863	5,381	4,644
Net interest income	75,904	62,065	47,364	40,055	35,829
Provision for loan losses	2,300	900	1,557	500	900
Non-interest income	20,322	20,097	15,312	9,943	8,017
Non-interest expenses	83,721	75,276	56,293	47,091	40,550
Income before provision (benefit) for income taxes	10,205	5,986	4,826	2,407	2,396
Provision (benefit) for income taxes	1,578	(2,919)	(119)	(26)	(46)
Net income	$8,627	$8,905	$4,945	$2,433	$2,442

PER SHARE DATA
Basic earnings per share	$0.15	$0.16	$0.13	$0.06	$0.07
Diluted earnings per share	$0.15	$0.15	$0.12	$0.06	$0.07
Book value per share	$4.17	$3.97	$3.79	$3.00	$2.98
Tangible book value per share (1)	$4.09	$3.89	$3.70	$3.00	$2.98

BALANCE SHEET DATA
Total assets	$2,753,297	$2,322,347	$1,923,931	$1,438,824	$1,214,598
Total loans, net	1,427,983	1,153,679	955,817	866,066	770,404
Total investment securities	1,088,331	938,561	803,604	460,131	254,402
Total deposits	2,392,867	2,063,295	1,677,670	1,249,298	1,072,230
Short-term borrowings	91,422	-	-	47,000	-
Subordinated debt	11,259	21,681	21,881	21,857	22,476
Total shareholders’ equity	245,189	226,460	215,053	113,375	112,811

PERFORMANCE RATIOS
Return on average assets	0.34%	0.43%	0.30%	0.19%	0.23%
Return on average shareholders’ equity	3.69%	4.02%	3.97%	2.14%	2.51%
Net interest margin	3.16%	3.23%	3.14%	3.29%	3.56%
Total non-interest expenses as a percentage of average assets	3.28%	3.64%	3.45%	3.59%	3.80%

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of loans	0.60%	0.74%	0.95%	0.99%	1.48%
Allowance for loan losses as a percentage of non-performing loans	83.31%	57.93%	48.45%	68.95%	53.81%
Non-performing loans as a percentage of total loans	0.72%	1.28%	1.96%	1.44%	2.74%
Non-performing assets as a percentage of total assets	0.60%	0.94%	1.51%	1.66%	2.07%
Net charge-offs as a percentage of average loans, net	0.17%	0.13%	0.12%	0.41%	0.22%

LIQUIDITY AND CAPITAL RATIOS
Average equity to average assets	9.16%	10.72%	7.63%	8.67%	9.12%
Leverage ratio	9.35%	10.64%	12.74%	9.65%	11.23%
CET 1 capital to risk-weighted assets	13.90%	14.75%	16.59%	10.42%	-
Tier 1 capital to risk-weighted assets	14.53%	16.13%	18.28%	12.40%	13.88%
Total capital to risk-weighted assets	15.03%	16.70%	18.99%	13.19%	15.10%

(1) A Non-GAAP Disclosure

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

“The Power of Red is Back” growth campaign continued to deliver exceptional results in 2018.  Four new stores were opened during 2018 using our distinctive glass prototype building increasing our total store count to twenty five locations. Despite the significant investments required to execute our growth and expansion strategy, we were able to demonstrate significant improvement in profitability as net income before taxes increased by 70% year over year.  Loans grew 24% and deposits increased by 16%.  Customer accounts grew by 29% as we continue to welcome new Fans every day.

The momentum of our expansion strategy continues to build and demonstrate positive results throughout the Metro Philadelphia market. We’ve also announced plans to begin expanding into the Metro New York market with the opening of two to four stores in Manhattan during 2019. We are excited for the opportunity to bring the “Power of Red is Back” growth campaign to the many Fans waiting for us in New York City.

Our expansion plans will not only focus on the addition of new Store locations, build also includes a strong commitment to deliver exceptional service and convenience service through all delivery channels including mobile and on-line banking options. As we watch our competition shutter the doors on their branch network and offer declining levels of customer service, we see endless opportunities to successfully execute our expansion plan.

Additional highlights for the year ended December 31, 2018 include the following accomplishments:

•
We have twenty-five convenient store locations open today. During 2018, we began our expansion into Bucks County, PA with the opening of our store in Fairless Hills. We also opened stores in Gloucester Township, Evesboro and Somers Point in New Jersey. Construction is underway on sites in Lumberton, NJ and Feasterville, PA and is expected to be completed in the early part of 2019.

•
Expansion into New York City is scheduled to begin in 2019. We expect to open two to four new stores in Manhattan in the coming year. Leases have been signed for the first two locations with construction about to begin.

•
New stores opened since the beginning of the “Power of Red is Back” expansion campaign in 2014 are currently growing deposits at an average rate of $27 million per year, while the average deposit growth for all stores over the last twelve months was approximately $14 million per year.

•
Demand deposits represent the fastest growing segment of our deposit base. These deposits grew by $315 million to $1.6 billion over the last 12 months, including growth of 18% in non-interest bearing demand deposit balances.

•
Net income before tax grew by 70% to $10.2 million for the twelve months ended December 31, 2018 compared to $6.0 million for the twelve months ended December 31, 2017. During 2018, we continued to open new stores and improve profitability despite the additional costs associated with the growth and expansion strategy.

•	Total assets increased by $431 million, or 19%, to $2.8 billion as of December 31, 2018 compared to $2.3 billion as of December 31, 2017.

•	Outstanding loans increased by $274 million, or 24%, to $1.4 billion as of December 31, 2018 compared to $1.2 billion as of December 31, 2017.

•	Asset quality continues to improve. The ratio of non-performing assets to total assets declined to 0.60% as of December 31, 2018 compared to 0.94% as of December 31, 2017.

•
We converted $10.6 million of outstanding trust preferred securities to 1.6 million shares of common stock during the first quarter of 2018. This conversion will result in a reduction of interest expense of approximately $0.9 million on an annual basis going forward.

•
Our residential mortgage division, Oak Mortgage, is serving the home financing needs of customers throughout our footprint. Oak originated more than $360 million in loans during the twelve month period ended December 31, 2018.

•
Meeting the needs of small business customers continued to be an important part of our lending strategy. Nearly $43 million in new SBA loans were originated during the year ended December 31, 2018. Republic Bank is currently ranked as the #1 SBA lender in New Jersey based on the dollar volume of loan originations.

•	Capital levels remain strong. Our Total Risk-Based Capital ratio was 15.03% and Tier I Leverage Ratio was 9.35% at December 31, 2018.

•	Book value per common share increased to $4.17 as of December 31, 2018 compared to $3.97 as of December 31, 2017.

Non-GAAP Based Financial Measures

Our selected financial data contains a non-GAAP financial measure calculated using non-GAAP amounts.  This measure is tangible book value per common share. Tangible book value per share adjusts the numerator by the amount of Goodwill and Other Intangible Assets (as a reduction of Shareholders’ Equity).  Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of non-GAAP measures provides additional clarity when assessing our financial results and use of equity.  Disclosures of this type should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

The following table provides a reconciliation of tangible book value per common share as of December 31, 2018 and December 31, 2017.

(dollars in thousands)	December 31, 2018	December 31, 2017

Total shareholders’ equity	$245,189	$226,460
Reconciling items:
Goodwill	(5,011)	(5,011)
Tangible common equity	$240,178	$221,449
Common shares outstanding	58,789,228	56,989,764
Tangible book value per common share	$4.09	$3.89

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

The allowance consists of specific allowances for impaired loans, a general allowance on the remainder of the portfolio, and an unallocated component to account for a level of imprecision in management’s estimation process. Although management determines the amount of each element of the allowance separately, the allowance for loan losses as a whole is available for the entire loan portfolio.

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

Goodwill - Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is recognized as an asset and is to be reviewed for impairment annually. We completed an annual impairment test for goodwill as of July 31, 2018 and 2017. Future impairment testing will be conducted as of July 31 on an annual basis, unless a triggering event occurs in the interim that would suggest impairment, in which case it would be tested as of the date of the triggering event.  During the twelve months ended December 31, 2018 and 2017, there was no goodwill impairment recorded. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings. There was $5.0 million of goodwill at December 31, 2018 and 2017.

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

Results of Operations

For the year ended December 31, 2018 as compared to the year ended December 31, 2017

We reported net income of $8.6 million, or $0.15 per diluted share, for the twelve months ended December 31, 2018 compared to net income of $8.9 million, or $0.15 per diluted share, for the twelve months ended December 31, 2017. The decrease in net income of $278,000 was related to an increase in total non-interest expense and the provision for income taxes partially offset by an increase in net interest income and non-interest income. Net income before tax grew by 70%, or $4.2 million to $10.2 million for the twelve months December 31, 2018 compared to net income before tax of $6.0 million for the twelve months ended December 31, 2017.

Net interest income for the twelve months ended December 31, 2018 increased $13.8 million to $75.9 million as compared to $62.1 million for the twelve months ended December 31, 2017. Interest income increased $21.2 million, or 30.0%, due primarily to an increase in average loans receivable and investment securities balances. Interest expense increased $7.4 million, or 84.1%, primarily due to an increase in the cost of average interest-bearing liabilities and the balance of average interest-bearing liabilities. The increase in interest rates associated with the cost of interest-bearing liabilities was mainly driven by the increases in the Fed Funds rate during 2018.

We recorded a loan loss provision in the amount of $2.3 million, an increase of $1.4 million  for the twelve months ended December 31, 2018 compared to a provision of $900,000 during the twelve months ended December 31, 2017. The higher provision recorded for the twelve months ended December 31, 2018 is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The increase was primarily a result of an increase in the allowance required for loans collectively evaluated for impairment due to growth in outstanding loans during 2018.

Non-interest income increased $225,000 to $20.3 million during the twelve months ended December 31, 2018 as compared to $20.1 million during the twelve months ended December 31, 2017. The increase was primarily driven by service fees on deposit accounts, partially offset by a decrease in mortgage banking income, gains on the sale of SBA loans, and loan and servicing fees recorded during the twelve months ended December 31, 2017.

Non-interest expenses increased $8.4 million to $83.7 million during the twelve months ended December 31, 2018 as compared to $75.3 million during the twelve months ended December 31, 2017.  The increase was primarily driven by higher salaries, employee benefits, occupancy and equipment expenses associated with the addition of new stores related to our expansion strategy which we refer to as “The Power of Red is Back”.

Return on average assets and average equity were 0.34% and 3.69%, respectively, during the twelve months ended December 31, 2018 compared to 0.43% and 4.02%, respectively, for the twelve months ended December 31, 2017.

Average Balances and Net Interest Income

Historically, our earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods average assets, liabilities, and shareholders’ equity, interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and Republic’s net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency, a non-GAAP measure, using a rate of 21% in 2018 and 35% in 2017 and 2016.

Average Balances and Net Interest Income

	For the Year Ended December 31, 2018			For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest earning assets	$40,931	$847	2.07%	$48,148	$577	1.20%	$92,452	$473	0.51%
Investment securities and restricted stock	1,037,810	27,316	2.63%	811,269	20,466	2.52%	506,545	12,346	2.44%
Loans receivable	1,340,117	64,455	4.81%	1,090,851	50,687	4.65%	936,492	42,304	4.52%
Total interest-earning assets	2,418,858	92,618	3.83%	1,950,268	71,730	3.68%	1,535,489	55,123	3.59%
Other assets	131,369			115,770			96,902
Total assets	$2,550,227			$2,066,038			$1,632,391

Interest bearing liabilities:
Demand – non-interest bearing	$488,995			$372,171			$284,326
Demand – interest bearing	918,508	7,946	0.87%	687,586	3,020	0.44%	510,745	2,088	0.41%
Money market & savings	697,135	4,898	0.70%	629,464	3,160	0.50%	586,750	2,639	0.45%
Time deposits	128,892	1,588	1.23%	110,952	1,238	1.12%	89,713	942	1.05%
Total deposits	2,233,530	14,432	0.65%	1,800,173	7,418	0.41%	1,471,534	5,669	0.39%
Total interest bearing deposits	1,744,535	14,432	0.83%	1,428,002	7,418	0.52%	1,187,208	5,669	0.48%
Other borrowings	73,573	1,738	2.36%	35,429	1,366	3.86%	27,471	1,194	4.35%
Total interest-bearing liabilities	1,818,108	16,170	0.89%	1,463,431	8,784	0.60%	1,214,679	6,863	0.57%
Total deposits and other borrowings	2,307,103	16,170	0.70%	1,835,602	8,784	0.48%	1,499,005	6,863	0.46%
Non-interest bearing other liabilities	9,431			8,942			8,867
Shareholders’ equity	233,693			221,494			124,519
Total liabilities and shareholders’ equity	$2,550,227			$2,066,038			$1,632,391

Net interest income(2)		$76,448			$62,946			$48,260
Net interest spread			2.94%			3.08%			3.02%
Net interest margin(2)			3.16%			3.23%			3.14%

(1) Yields on investments are calculated based on amortized cost.
(2) Net interest income and net interest margin are presented on a tax equivalent basis, a Non-GAAP measure.  Net interest income has been increased over the financial statement amount by $544, $881, and $896 in 2018, 2017, and 2016, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	Year ended December 31, 2018 vs. 2017			Year ended December 31, 2017 vs. 2016
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$(149)	$419	$270	$(531)	$635	$104
Securities	5,963	887	6,850	7,687	433	8,120
Loans	11,596	2,172	13,768	6,976	1,407	8,383
Total interest-earning assets	17,410	3,478	20,888	14,132	2,475	16,607

Interest expense:
Deposits
Interest-bearing demand deposits	$1,998	$2,928	$4,926	$777	$155	$932
Money market and savings	516	1,222	1,738	193	328	521
Time deposits	221	129	350	237	59	296
Total deposit interest expense	2,735	4,279	7,014	1,207	542	1,749
Other borrowings	742	(370)	372	37	135	172
Total interest expense	3,477	3,909	7,386	1,244	677	1,921
Net interest income	$13,933	$(431)	$13,502	$12,888	$1,798	$14,686

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the twelve months ended December 31, 2018 increased by $13.5 million, or 21.5%, over twelve months ended December 31, 2017. Interest income on interest-earning assets totaled $92.6 million for the twelve months ended December 31, 2018, an increase of $20.9 million, compared to $71.7 million for the twelve months ended December 31, 2017. The increase in interest income earned was primarily the result of an increase in the average balances of loans receivable and investment securities. Total interest expense for the twelve months ended December 31, 2018 increased $7.4 million, or 84.1%, to $16.2 million from $8.8 million for the twelve months ended December 31, 2017. Interest expense on deposits increased by $7.0 million, or 94.6%, for the twelve months ended December 31, 2018 versus the twelve months ended December 31, 2017 due to increases in average deposit balances and higher rates. Interest expense on other borrowings increased by $372,000 for the twelve months ended December 31, 2018 compared to the twelve months ended December 31, 2017 due primarily to a $46.1 million increase in average overnight borrowings balances.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 2.94% during the twelve months ended December 31, 2018 versus 3.08% during the twelve months ended December 31, 2017. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. For the twelve months ended December 31, 2018 and 2017, the fully tax-equivalent net interest margin was 3.16% and 3.23%, respectively.  The net interest margin for the twelve months ended December 31, 2018 decreased primarily as a result of the cost of funds associated with interest-bearing liabilities rising at a faster rate than the yield earned on interest-earning assets.

Provision for Loan Losses

We recorded a provision for loan losses in the amount of $2.3 million, an increase of $1.4 million, for the twelve months ended December 31, 2018 compared to a $900,000 provision for the twelve months ended December 31, 2017. The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The provision recorded for the twelve months ended December 31, 2018 as compared to the twelve months ended December 31, 2017 increased primarily as a result of an increase in the allowance required for loans collectively evaluated for impairment driven by an increase in loans receivable.

Non-Interest Income

Total non-interest income for the twelve months ended December 31, 2018 increased by $225,000, or 1.1%, compared to the twelve months ended December 31, 2017. Service fees on deposit accounts totaled $5.5 million for the twelve months ended December 31, 2018 which represents an increase of $1.6 million compared to the twelve months ended December 31, 2017. This increase was driven by growth in customer deposit accounts and transaction volume. We recognized losses of $67,000 on the sale of securities during the twelve months ended December 31, 2018, a decrease of $79,000, compared to losses of $146,000 on the sales of securities for the twelve months ended December 31, 2017. Mortgage banking income totaled $10.2 million and $11.2 million for the twelve months ended December 31, 2018 and 2017. The decrease of $937,000 is primarily driven by fair adjustments on loans held for sale and IRLCs. Gains on the sale of SBA loans totaled $3.1 million for the twelve months ended December 31, 2018, a decrease of $273,000, versus $3.4 million for the twelve months ended December 31, 2017.

Non-Interest Expenses

Non-interest expenses increased by $8.4 million, or 11.2%, for the twelve months ended December 31, 2018, compared to the twelve months ended December 31, 2017. An explanation of changes of non-interest expenses for certain categories is presented in the following paragraphs.

Salary expenses and employee benefits for the twelve months ended December 31, 2018 increased by $6.1 million, or 16.1%, compared to the twelve months ended December 31, 2017. The increase was primarily driven by annual merit increases along with increased staffing levels related to our growth strategy of adding and relocating stores, which we refer to as “The Power of Red is Back”. There were twenty-five stores open as of December 31, 2018 compared to twenty-two stores open at December 31, 2017.

Occupancy expense, including depreciation and amortization expense, increased by $1.7 million, or 14.6%, for the twelve months ended December 31, 2018 compared to the twelve months ended December 31, 2017, also as a result of our continuing growth and expansion strategy.

Other real estate owned expenses totaled $1.6 million during the twelve months ended December 31, 2018, a decrease of $2.5 million, when compared to the twelve months ended December 31, 2017. This decrease was primarily due to the writedown of a single OREO property in the amount of $2.7 million during 2017. This writedown was driven by our decision to aggressively pursue a resolution for our largest non-performing asset.

All other non-interest expenses for the twelve months ended December 31, 2018 increased $3.1 million compared to the twelve months ended December 31, 2017. Increases in expenses related to data processing, automated teller machine expenses, professional fees, and regulatory assessments which were mainly associated with our growth strategy.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net non-interest expenses to average assets, a non-GAAP measure. For purposes of this calculation, net non-interest expenses equal non-interest expenses less non-interest income. For the twelve months ended December 31, 2018, the ratio equaled 2.49% compared to 2.67% for the twelve months ended December 31, 2017, respectively. The decrease in this ratio was mainly due to our growth in average assets.

Another productivity measure utilized by management is the operating efficiency ratio, another non-GAAP measure. This ratio expresses the relationship of non-interest expenses to net interest income plus non-interest income. The efficiency ratio equaled 87.0% for the twelve months ended December 31, 2018, compared to 91.6% for the twelve months ended December 31, 2017. The decrease for the twelve months ended December 31, 2018 versus the twelve months ended December 31, 2017 was due to net interest income increasing at a faster rate than non-interest expenses.

Provision (Benefit) for Income Taxes

We recorded a provision for income taxes of $1.6 million for the twelve months ended December 31, 2018, an increase of $4.2 million, compared to a benefit of $2.9 million for the twelve months ended December 31, 2017. We began recognizing an increased provision for federal and state income taxes during the first quarter of 2018 after reversing our deferred tax asset valuation allowance during the fourth quarter of 2017. We initially recorded a deferred tax asset valuation allowance in 2011 and continued to carry this allowance after determining that some portion of the deferred tax asset balance may not be realized within its life cycle based on the weight of available evidence. Adjustments to the valuation allowance resulted in the recognition of a minimal provision for income taxes in each period until its reversal in 2017. The effective tax rates for the twelve month periods ended December 31, 2018 and 2017 were 15% and 27%, respectively. The effective tax rate for December 31, 2017 excluded the adjustment to the deferred tax asset valuation allowance and offsets for the impact of the new tax legislation.

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

Positive evidence evaluated when considering the need for a valuation allowance included:

•	the annual improvement in pre-tax earnings during the four year period ended December 31, 2018;

•	strong growth in interest-earning assets is expected to continue and is supported by the capital raise completed during the fourth quarter of 2016;

•	deposit growth in the stores opened since the inception of the “Power of Red is Back” growth and expansion strategy in 2014 has met or exceeded expectations;

•	loan growth during 2018 was greater than 20%;

•	the acquisition of a residential mortgage lending team (Oak Mortgage Company) completed in July 2016 continues to supplement earnings growth;

•	the ratio of non-performing assets to total assets along with other credit quality metrics continue to improve; and

•	a cumulative loss has not been recorded in recent years.

Negative evidence evaluated when considering the need for a valuation allowance included:

•	profitability metrics including return on average assets and return on average equity remain below industry standards;

•	the Bank’s net interest margin declined during 2018 as a result of the challenging interest rate environment; and

•
past earnings have been heavily dependent upon the success of the SBA Lending Team which has recently experienced reduced loan volumes and the recently acquired Mortgage Division which can be significantly impacted by a changing interest rate environment and other various economic factors.

The ongoing success of our growth and expansion strategy, along with the successful integration of the mortgage company and the limited exposure remaining with current asset quality issues put us in a position to rely on projections of future taxable income when evaluating the need for a valuation allowance against our deferred tax assets. Based on the guidance provided in ASC 740, we believed that the positive evidence considered at December 31, 2018 and 2017 outweighed the negative evidence and that it was more likely than not that all of our deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance was not required at December 31, 2018 and December 31, 2017.

Our net deferred tax asset balance was $12.3 million at December 31, 2018 compared to $12.7 million at December 31, 2017. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

Net Income and Net Income per Common Share

Net income for the twelve months ended December 31, 2018 was $8.6 million, a decrease of $278,000, compared to $8.9 million for the twelve months ended December 31, 2017. For the twelve months ended December 31, 2018, basic and fully-diluted net income per common share was $0.15, compared to basic and fully-diluted net income per common share of $0.16 and $0.15, respectively for the twelve months ended December 31, 2017.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. The ROA for the twelve months ended December 31, 2018 and 2017 was 0.34% and 0.43%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders’ equity. The ROE for the twelve months ended December 31, 2018 was 3.69%, compared to 4.02% for the twelve months ended December 31, 2017.

Results of Operations

For the year ended December 31, 2017 as compared to the year ended December 31, 2016

We reported net income of $8.9 million, or $0.15 per diluted share, for the twelve months ended December 31, 2017 compared to net income of $4.9 million, or $0.12 per diluted share, for the twelve months ended December 31, 2016. The $4.0 million increase in net income was primarily driven by growth in interest-earning assets along with a complete year of earnings of the residential mortgage lending team which was acquired during the third quarter of 2016, as well as, the reversal of our deferred tax asset valuation allowance.

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

We recorded a loan loss provision in the amount of $900,000 for the twelve months ended December 31, 2017 compared to a provision of $1.6 million during the twelve months ended December 31, 2016. The $700,000 decrease in the provision recorded for the twelve months ended December 31, 2017 was driven by a decrease in the allowance required for loans individually evaluated for impairment in 2017 as a result of improvement in asset quality.

Non-interest income increased $4.8 million to $20.1 million during the twelve months ended December 31, 2017 as compared to $15.3 million during the twelve months ended December 31, 2016. The $4.8 million increase was primarily driven by mortgage banking income and service fees on deposit accounts, partially offset by a reduction in gains on the sale of SBA loans and losses on the sale of investment securities recorded during the twelve months ended December 31, 2017.

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

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the twelve months ended December 31, 2017, increased by $14.7 million, or 30.4%, over twelve months ended December 31, 2016. Interest income on interest-earning assets totaled $71.7 million for the twelve months ended December 31, 2017; an increase of $16.6 million, compared to the twelve months ended December 31, 2016. The increase in interest income earned was primarily the result of an increase in the average balances of investment securities and loans receivable. Total interest expense for the twelve months ended December 31, 2017 increased $1.9 million, or 28.0%, to $8.8 million from $6.9 million compared to the twelve months ended December 31, 2016 driven by a combination of higher volumes and higher rates. Interest expense on deposits increased by $1.7 million, or 30.9%, for the twelve months ended December 31, 2017 versus the twelve months ended December 31, 2016. Interest expense on other borrowings increased by $172,000 for the twelve months ended December 31, 2017 compared to the twelve months ended December 31, 2016

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.08% during the twelve months ended December 31, 2017 versus 3.02% during the twelve months ended December 31, 2016. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets.  For the twelve months ended December 31, 2017 and 2016, the fully tax-equivalent net interest margin was 3.23% and 3.14%, respectively.  The net interest margin for the twelve months ended December 31, 2017 increased primarily as a result of an increase in the yields on loans receivable and investment securities.

Provision for Loan Losses

We recorded a provision for loan losses in the amount of $900,000 for the twelve months ended December 31, 2017, a decrease of $700,000, compared to a $1.6 million provision for the twelve months ended December 31, 2016. The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The provision recorded for the twelve months ended December 31, 2017 as compared to the twelve months ended December 31, 2016 decreased primarily as a result of a decrease in the allowance required for loans individually evaluated for impairment driven by a reduction in impaired loans.

Non-Interest Income

Total non-interest income for the twelve months ended December 31, 2017 increased by $4.8 million, or 31.2%, compared to the twelve months ended December 31, 2016. Mortgage banking income totaled $11.2 million and $5.1 for the twelve months ended December 31, 2017 and 2016 primarily due to gains on the sale of residential mortgage loans originated through Oak Mortgage. Oak Mortgage was acquired during the third quarter of 2016. The $6.1 million increase was a result of a complete year of recognized income during 2017. Gains on the sale of SBA loans totaled $3.4 million, a decrease of $1.6 million, for the twelve months ended December 31, 2017 versus $5.0 million for the twelve months ended December 31, 2016. We recognized losses of $146,000 on the sale of securities during the twelve months ended December 31, 2017, a decrease of $802,000, compared to gains of $656,000 on sales of securities for the twelve months ended December 31, 2016. Service charges, fees, and other operating income totaled $5.7 million for the twelve months ended December 31, 2017 which represents an increase of $1.1 million compared to the twelve months ended December 31, 2016. This increase was driven by growth in customer deposit accounts and transaction volume.

Non-Interest Expenses

Non-interest expenses increased by $19.0 million for the twelve months ended December 31, 2017, or 33.7%, compared to the twelve months ended December 31, 2016. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salary expenses and employee benefits for the twelve months ended December 31, 2017 were $38.0 million, an increase of $9.4 million, or 32.7%, compared to the twelve months ended December 31, 2016. The increase was primarily driven by annual merit increases along with increased staffing levels related to our aggressive growth strategy of adding and relocating stores, which we refer to as “The Power of Red is Back.” There were twenty-two stores open as of December 31, 2017 compared to nineteen stores open at December 31, 2016. In addition, we recorded a full year of salary expenses and employee benefits for Oak Mortgage in 2017.

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

Provision (Benefit) for Income Taxes

We recorded a benefit for income taxes of $2.9 million for the twelve months ended December 31, 2017, an increase of $2.8 million, compared to a benefit of $119,000 for the twelve months ended December 31, 2016. We reversed our deferred tax asset valuation allowance during the fourth quarter of 2017 resulting in the $2.9 million benefit for income taxes during the period. The benefit for income taxes also takes into consideration the impact of the new corporate tax rate under the Tax Cuts and Jobs Act signed into law on December 22, 2017.

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

Positive evidence evaluated when considering the need for a valuation allowance included:

•	the annual improvement in earnings during the three year period ended December 31, 2017;

•	strong growth in interest-earning assets is expected to continue and is supported by the capital raise completed during the fourth quarter of 2016;

•	deposit growth in each of the stores opened since the inception of the “Power of Red is Back” growth and expansion strategy in 2014 has met or exceeded expectations;

•	loan growth during 2017 was greater than 20%;

•	the acquisition of a residential mortgage lending team (Oak Mortgage Company) completed in July 2016 continues to supplement earnings growth;

•	two of our largest non-performing assets have been resolved in 2017; and

•	a cumulative loss has not been recorded in recent years.

Negative evidence evaluated when considering the need for a valuation allowance included:

•	profitability metrics including return on average assets and return on average equity remain below industry standards; and

•
past earnings have been heavily dependent upon the success of the SBA Lending Team which has recently experienced reduced loan volumes and the recently acquired Mortgage Division which can be significantly impacted by a changing interest rate environment and other various economic factors.

The ongoing success of our growth and expansion strategy, along with the successful integration of the mortgage company and the limited exposure remaining with current asset quality issues put us in a position to rely on projections of future taxable income when evaluating the need for a valuation allowance against its deferred tax assets. Based on the guidance provided in ASC 740, we believed that the positive evidence considered at December 31, 2017 outweighed the negative evidence and that it was more likely than not that all of our deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance was not required at December 31, 2017 and a $10.6 million benefit for income taxes was recorded in the fourth quarter of 2017 to reflect the reversal of the valuation allowance.

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

The $10.6 million tax benefit recognized when reversing the deferred tax asset valuation allowance offset the $7.7 million charge related to the change in the corporate tax rate resulting in a net tax benefit and increase in net income of $2.9 million during 2017.

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

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. The ROA for the twelve months ended December 31, 2017 and 2016 was 0.43% and 0.30%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders’ equity. The ROE for the twelve months ended December 31, 2017 was 4.02%, compared to 3.97% for the twelve months ended December 31, 2016.

Financial Condition

December 31, 2018 compared to December 31, 2017

Total assets increased by $431.0 million to $2.8 billion at December 31, 2017, compared to $2.3 billion at December 31, 2017.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount in these three categories increased by $10.5 million to $72.5 million at December 31, 2018, from $61.9 million at December 31, 2017.

 Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which we usually originate with the intention of selling in the future and residential mortgage loans, which we also intend to sell in the future. Total SBA loans held for sale were $5.4 million at December 31, 2018, an increase of $3.1 million, compared to $2.3 million at December 31, 2017. Residential mortgage loans held for sale totaled $20.9 million at December 31, 2018, a decrease of $22.5 million, versus $43.4 million at December 31, 2017. Loans held for sale, as a percentage of our total assets, were less than 1.0% at December 31, 2018.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $34.4 million at December 31, 2018. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit. There were no loans in excess of the legal lending limit at December 31, 2017. A $22.9 million threshold, which amounts to approximately 10% of total regulatory capital, reflects an additional internal monitoring guideline. Relationships in excess of $22.9 million at December 31, 2018 amounted to $52.0 million.

 Loans increased $274.3 million, or 24%, to $1.4 billion at December 31, 2018, versus $1.2 billion at December 31, 2017. This growth was the result of an increase in loan demand in all loan categories driven by the successful execution of our relationship banking strategy which focuses on customer service.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), municipal securities, corporate bonds, and asset-backed securities (ABS).  Available-for-sale securities totaled $321.0 million at December 31, 2018 as compared to $464.4 million at December 31, 2017. The $143.4 million decrease was primarily due to the transfer of $230.1 million of available-for-sale securities to held-to-maturity and sales and paydowns of securities totaling $55.2 million partially offset by the purchase of securities totaling $149.2 million during 2018. At December 31, 2018, the portfolio had a net unrealized loss of $5.7 million compared to a net unrealized loss of $11.2 million at December 31, 2017. The $5.5 million decrease in the unrealized loss of the investment portfolio was driven by a decrease in market interest rates which drove an increase in value of the securities held in our portfolio during 2018.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (SBIC) and Small Business Administration (SBA) bonds, CMO’s and MBS’s. The fair value of securities held-to-maturity totaled $747.3 million and $463.8 million at December 31, 2018 and December 31, 2017, respectively. The $283.5 million increase was primarily due to the transfer of $230.1 million of available-for-sale securities to held-to-maturity and the purchase of securities totaling $123.3 million partially offset by pay downs of securities held in the portfolio totaling $63.6 million by during the year ended December 31, 2018.

ASC 320 “Investments – Debt Securities” requires an entity to determine how to classify a security at the time of acquisition. The appropriateness of the original classification should be reassessed at each reporting period.  The transfer of investment securities from available-for-sale to held-to maturity category during the quarter ended December 31, 2018 was completed after an extensive analysis of the characteristics of all securities held in the portfolio, in addition to a review of our liquidity position under multiple scenarios including varying interest rate environments. Twenty-three of the twenty-five securities transferred from available-to-sale to held-to-maturity were collateralized mortgage obligations. Thirteen securities transferred were GNMA collateralized mortgage obligations which are backed by the full faith and credit of the U.S. government.  The remaining ten collateralized mortgage obligations were issued by FNMA or FHLMC. Bonds issued by GNMA receive favorable risk rating when calculating regulatory risk-based capital ratios. In addition, GNMA, FNMA, AND FHLMC securities are often pledged as collateral as required to hold certain government deposits and are accepted as collateral as a result of the high quality and low-risk nature of these bonds. The other two securities transferred from available-for sale to held-to-maturity were FNMA agency mortgage backed securities.

After completion of these analyses and consideration of the factors mentioned above, management determined that it had the intent and ability to hold specific securities until maturity and it was appropriate to transfer them to the held-to-maturity category during the fourth quarter of 2018.

The fair value of the securities transferred to the held-to-maturity category was $230.1 million.  The book value of the securities on the date of transfer was $239.5 million. The unrealized holding gain or loss on each individual security calculated at the time of transfer was reported as a component of shareholders’ equity in the accumulated other comprehensive income account and will be amortized as an adjustment to yield over the remaining life of each security.

Restricted Stock

 Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of December 31, 2018 and December 31, 2017.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”).

At December 31, 2018 and December 31, 2017, the investment in FHLB stock totaled $5.6 million and $1.8 million, respectively.  The $3.8 million increase was due to a higher required investment in FHLB stock during 2018. At both December 31, 2018 and December 31, 2017, ACBB stock totaled $143,000.

Other Real Estate Owned

The balance of other real estate owned decreased to $6.2 million at December 31, 2018 from $7.0 million at December 31, 2017. The decrease was primarily due to the writedowns and sales totaling $1.1 million offset by additions in the amount of $315,000.

Goodwill

Goodwill amounted to $5.0 million at both December 31, 2018 and December 31, 2017. We completed an annual impairment test for goodwill as of July 31, 2018 and 2017. Future impairment testing will be conducted as of July 31 on an annual basis, unless a triggering event occurs in the interim that would suggest impairment, in which case it would be tested as of the date of the triggering event. During the year ended December 31, 2018 and 2017, there was no goodwill impairment recorded. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Premises and Equipment

The balance of premises and equipment increased to $87.7 million at December 31, 2018 from $74.9 million at December 31, 2017. The $12.7 million increase was primarily due to premises and equipment expenditures of $18.2 million less depreciation and amortization expenses of $5.4 million. New stores were opened in Gloucester Township, Evesboro, and Somers Point in New Jersey and Fairless Hills in Pennsylvania during 2018. The Bala Cynwyd store was closed in 2018 bringing the total store count to twenty-five. We ended the year with stores under construction in Lumberton in NJ and Feasterville in PA which are scheduled to be completed in early 2019.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $329.6 million to $2.4 billion at December 31, 2018, from $2.1 billion at December 31, 2017. The increase was the result of significant growth in demand deposit balances and time deposits. We constantly focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction. This strategy has also allowed us to build a stable core-deposit base and nearly eliminate our dependence upon the more volatile sources of funding found in brokered and public fund certificates of deposit.

We are also in the midst of an aggressive expansion plan which we refer to as “The Power of Red is Back”. During 2018, we opened new stores in Gloucester Township, Evesboro, and Somers Point in NJ and Fairless Hills in PA and have several more in various stages of construction and development for 2019 including expansion into the New York market with two to four stores expected in Manhattan.

Shareholders’ Equity

Total shareholders’ equity increased $18.7 million to $245.2 million at December 31, 2018 compared to $226.5 million at December 31, 2017. The increase was primarily due to the conversion of outstanding trust preferred securities in the first quarter of 2018. $10.1 million of trust preferred securities were converted into 1.6 million shares of common stock. The change in shareholders’ equity was also driven by net income of $8.6 million recognized during 2018 and stock option exercises of $670,000, partially offset by a $2.8 million increase in accumulated other comprehensive losses associated with a decrease in the market value of the investment securities portfolio during the year ended December 31, 2018.

Investment Securities Portfolio

Republic’s investment securities portfolio is intended to provide liquidity and contribute to earnings while diversifying credit risk. We attempt to maximize earnings while minimizing our exposure to interest rate risk. The securities portfolio consists primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), corporate bonds, municipal securities, asset-backed securities (ABS), U.S. Government agency Small Business Investment Company bonds (SBIC) and Small Business Administration (SBA) bonds. Our ALCO committee monitors and reviews all security purchases.

A summary of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2018, 2017, and 2016 is as follows:

	At December 31,
(dollars in thousands)	2018	2017	2016
Available for sale
Collateralized mortgage obligations	$197,812	$327,972	$230,252
Agency mortgage-backed securities	39,105	55,664	37,973
Municipal securities	20,807	15,142	26,825
Corporate bonds	62,583	62,670	66,718
Asset-backed securities	6,433	13,414	15,565
Trust preferred securities	-	725	3,063
Total amortized cost of securities	$326,740	$475,587	$380,396

Total fair value of investment securities	$321,014	$464,430	$369,739

Held to maturity
U.S. Government agencies	$107,390	$112,605	$98,538
Collateralized mortgage obligations	500,690	215,567	202,990
Agency mortgage-backed securities	153,483	143,041	129,951
Other securities	-	1,000	1,020
Total amortized cost of securities	$761,563	$472,213	$432,499

Total fair value of investment securities	$747,323	$463,799	$425,183

The total amortized cost of the investment securities portfolio has grown to $1.1 billion at December 31, 2018 compared to $947.8 million at December 31, 2017 and $812.9 million at December 31, 2016.  Investment securities represented 39% of total assets at December 31, 2018 and 40% of total assets at December 31, 2017.  We evaluate our investment securities portfolio on a continual basis in light of the interest rate environment and changing market conditions and when appropriate, take necessary actions to improve and enhance our overall positioning.  We consider the portfolio to be well structured and of high quality. At December 31, 2018, 93% of the portfolio consisted of U.S. government agency securities which were rated Aaa /AA+ by the major credit rating agencies.

The investment securities portfolio includes securities classified as both available for sale and held to maturity. During 2018 and 2017, we designated a portion of our securities portfolio as held to maturity based our intent and ability to hold those securities until they mature.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates rise and increases when interest rates fall. In addition, the fair value generally decreases when credit spreads widen and increases when credit spreads tighten. Net unrealized losses in the total investment securities portfolio increased to $20.0 million at December 31, 2018 compared to net unrealized losses of $19.6 million at December 31, 2017 as a result of a rise in interest rates in 2018. The comparable amounts for the securities classified as available for sale were unrealized losses of $5.7 million at December 31, 2018 and unrealized losses of $11.2 million at December 31, 2017. The decrease in unrealized losses is related to the transfer of twenty-three CMOs and two MBSs with a fair value of $230.1 million that were previously classified as available-for-sale to the held-to-maturity category. The securities were transferred at fair value. Unrealized losses of $9.4 million associated with the transferred securities will remain in other comprehensive income and be amortized as an adjustment to yield over the remaining life of the securities.

No single issuer of securities (excluding government agencies) in the portfolio exceeded more than 10% of shareholders’ equity at December 31, 2018 and December 31, 2017.

At December 31, 2018, the investment portfolio included twenty-eight municipal securities with a total market value of $20.6 million.  These securities are reviewed quarterly for impairment.  Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition, we periodically conduct our own independent review on each issuer to ensure the financial stability of the municipal entity.  The largest geographic concentration was in Pennsylvania and New Jersey where twenty-six municipal securities had a market value of $19.9 million. As of December 31, 2018, management found no evidence of other than temporary impairment (“OTTI”) on any of the municipal securities held in the investment securities portfolio.

At December 31, 2018, the portfolio included one asset-backed security with a total market value of $6.3 million. The asset-backed security consist solely of Sallie Mae bonds, collateralized by student loans which are guaranteed by the U.S. Department of Education.

Proceeds associated with the sale of securities available for sale in 2018 were $6.4 million. Gross losses of $67,000 were realized on these sales.  The tax benefit applicable to the net losses for the year ended December 31, 2018 amounted to $18,000. Included in the 2018 sales activity was the sale of one CDO security. Proceeds from the sale of the CDO security totaled $660,000. Gross losses of $66,000 were realized on these sales.  The tax benefit applicable to the net losses for the twelve months ended December 31, 2018 amounted to $17,000. Management had previously stated that it did not intend to sell CDO securities prior to their maturity or the recovery of their cost bases, nor would it be forced to sell these securities prior to maturity or recovery of the cost bases.  This statement was made over a period of several years where there was limited trading activity in the pooled trust preferred CDO market resulting in fair market value estimates well below the book values. During 2018, management received several inquiries regarding the availability of the remaining CDO security and noted an increased level of trading in this type of security. As a result of the increased activity and the level of bids received, management elected to sell the remaining CDO security resulting in a net loss of $66,000 during 2018.

Proceeds associated with the sale of securities available for sale in 2017 were $31.2 million. Gross gains of $652,000 and gross losses of $798,000 were realized on these sales.  The tax benefit applicable to the net losses for the year ended December 31, 2017 amounted to $52,000. Included in the 2017 sales activity were the sales of two CDO securities. Proceeds from the sale of the CDO securities totaled $1.5 million. Gross losses of $798,000 were realized on these sales.  The tax benefit applicable to the net losses for the twelve months ended December 31, 2017 amounted to $287,000. As a result of the increased activity and the level of bids received, management elected to sell two CDOs resulting in a net loss of $798,000 during 2017 which was offset by gains on sales of agency mortgage-backed securities, collateralized mortgage obligations and corporate bonds.

We had proceeds from the sale of securities available for sale in 2016 of $78.6 million. Gross gains of $680,000 and gross losses of $24,000 were realized on these sales. The tax provision applicable to these gross gains in 2016 amounted to approximately $236,000.

The following table presents the maturity distribution and weighted average yield by holding type and year of maturity of our investment securities portfolio at December 31, 2018. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these securities are classified separately with no specific maturity date.

	December 31, 2018
	Within One Year		One to Five Years		Five to Ten Years		Past Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Fair value	Amortized Cost	Yield
Available for Sale
Collateralized mortgage obligations	$-	-	$-	-	$-	-	$-	-	$196,259	$197,812	3.02%
Agency mortgage-backed securities	-	-	-	-	-	-	-	-	38,499	39,105	2.84%
Municipal securities	791	4.13%	3,892	2.45%	13,786	2.80%	2,170	2.66%	20,639	20,807	2.77%
Corporate bonds	1,584	2.80%	3,016	3.53%	51,605	3.28%	3,069	4.21%	59,274	62,583	3.32%
Asset-backed securities	-	-	-	-	6,343	4.19%	-	--	6,343	6,433	4.19%
Total AFS securities	$2,375	3.24%	$6,908	2.92%	$71,734	3.26%	$5,239	3.57%	$321,014	$326,740	3.06%

Held to Maturity
U.S. Government Agencies	$-	-	$13,937	2.54%	$89,681	2.42%	$-	-	$103,618	$107,390	2.44%
Collateralized mortgage obligations	-	-	-	-	-	-	-	-	495,467	500,690	2.65%
Agency mortgage-backed securities	-	-	-	-	-	-	-	-	148,238	153,483	2.59%
Total HTM securities	$-	-	$13,937	2.54%	$89,681	2.42%	$-	-	$747,323	$761,563	2.61%

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows. There was one Level 3 investment security classified as available-for-sale at December 31, 2018. This security is a corporate bond.

The trust preferred security is a pool of similar securities that are grouped into an asset structure commonly referred to as collateralized debt obligations (“CDOs”) which consist of the debt instruments of various banks, diversified by the number of participants in the security as well as geographically.  The secondary market for this security had become inactive, and therefore the security was classified as a Level 3 security. The fair value analysis did not reflect or represent the actual terms or prices at which any party could purchase the security. The trust preferred security was sold in 2018.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2018, 2017, and 2016:

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1,	$489	$3,086	$1,820	$2,971	$1,883	$2,834
Unrealized gains (losses)	237	(17)	1,006	115	(56)	137
Paydowns	-	-	-	-	-	-
Proceeds from sales	(660)	-	(1,539)	-	-	-
Realized losses	(66)	-	(798)	-	-	-
Impairment charges on Level 3	-	-	-	-	(7)	-
Balance, December 31,	$-	$3,069	$489	$3,086	$1,820	$2,971

An independent, third party pricing service was used to estimate the current fair market value of the CDO previously held in the investment securities portfolio. The calculations used to determine fair value were based on the attributes of the trust preferred security, the financial condition of the issuers of the trust preferred security, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of the security and its specific collateral as of December 31, 2017 and December 31, 2016. Financial information on the issuers was also obtained from Bloomberg, the FDIC, and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages.

The fair market valuation for the CDO was determined based on discounted cash flow analyses. The cash flows were primarily dependent on the estimated speeds at which the trust preferred security was expected to prepay, the estimated rates at which the trust preferred security were expected to defer payments, the estimated rates at which the trust preferred security were expected to default, and the severity of the related losses on the security.

Increases (decreases) in actual or expected issuer defaults tended to decrease (increase) the fair value of our senior and mezzanine tranches of CDOs. The values of our mezzanine tranches of CDOs were also affected by expected future interest rates.  However, due to the structure of each security, timing of cash flows, and secondary effects on the financial performance of the underlying issuers, the effects of changes in future interest rates on the fair value of our holdings were not quantifiably estimable.

The remaining Level 3 investment security classified as available for sale is a corporate bond that is not actively traded.  Impairment would depend on the repayment ability of the underlying issuer, which is assessed through a detailed quarterly review of the issuer’s financial statements.  The issuer is a “well capitalized” financial institution as defined by federal banking regulations and has demonstrated the ability to raise additional capital, when necessary, through the public capital markets. The fair value of this corporate bond is estimated by obtaining a price of a comparable floating rate debt instrument through Bloomberg.

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $34.4 million at December 31, 2018. Management has established an internal monitoring guideline for loan relationships in the amount of $22.9 million which approximates 10% of capital and reserves. Individual customers may have several loans often secured by different collateral. The aggregate total of relationships in excess of $22.9 million at December 31, 2018 amounted to $52.0 million. There were no loans in excess of the legal lending limit at December 31, 2018.

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

At December 31, 2018, we had loan concentrations exceeding 10% of total loans for credits extended to lessors of nonresidential real estate in the aggregate amount of $311.0 million, which represented 21.6% of gross loans receivable, private households in the aggregate amount of $243.8 million which represented 17.0% of gross loans receivable, and lessors of residential real estate in the aggregate amount of $158.7 million, which represented 11.0% of gross loans receivable.  Loan concentrations are considered to exist when amounts are loaned to multiple numbers of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions. At December 31, 2018, we had no foreign loans outstanding.

The following table sets forth gross loans by major categories for the periods indicated:

	At December 31,
(dollars in thousands)	2018	2017	2016	2015	2014

Commercial real estate	$515,738	$433,304	$378,519	$349,726	$379,259
Construction and land development	121,042	104,617	61,453	46,547	29,861
Commercial and industrial	200,423	173,343	174,744	181,850	145,113
Owner occupied real estate	367,895	309,838	276,986	246,398	188,025
Consumer and other	91,152	76,183	63,660	48,126	39,713
Residential mortgage	140,364	64,764	9,682	2,380	408
Total loans	$1,436,614	$1,162,049	$965,044	$875,027	$782,379

Deferred loan costs (fees)	(16)	229	(72)	(258)	(439)
Total loans, net of deferred loan fees	$1,436,598	$1,162,278	$964,972	$874,769	$781,940

Total loans, net of deferred loan fees, increased $274.3 million, or 24%, to $1.4 billion at December 31, 2018, versus $1.2 billion at December 31, 2017. This growth was the result of an increase in loan demand across all loan categories driven by the successful execution of our relationship banking strategy which focuses on customer service.

Loan Maturity and Interest Rate Sensitivity

The amount of loans outstanding by category as of the dates indicated, which are due in: (i) one year or less, (ii) more than one year through five years, and (iii) over five years, is shown in the following table.  Loan balances are also categorized according to their sensitivity to changes in interest rates.

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Total
Fixed rate:
1 year or less	$29,186	$6,821	$18,835	$16,452	$288	$-	$71,582
1-5 years	328,568	19,079	53,350	160,487	1,294	-	562,778
After 5 years	134,039	10,353	62,562	113,484	15,957	138,160	474,555
Total fixed rate	491,793	36,253	134,747	290,423	17,539	138,160	1,108,915

Adjustable rate:
1 year or less	$6,429	$20,216	$49,940	$12,866	$575	$-	$90,026
1-5 years	16,863	51,003	9,256	813	5,490	-	83,425
After 5 years	653	13,570	6,480	63,793	67,548	2,204	154,248
Total adjustable rate	23,945	84,789	65,676	77,472	73,613	2,204	327,699

Total	$515,738	$121,042	$200,423	$367,895	$91,152	$140,364	$1,436,614

In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, and at interest rates prevailing at the date of renewal.  At December 31, 2018, 77.2% of total loans were fixed rate compared to 73.6% at December 31, 2017.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated:

	At December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Loans accruing, but past due 90 days or more	$-	$-	$302	$-	$-
Non-accrual loans:
Commercial real estate	4,631	8,963	13,089	5,913	13,979
Construction and land development	-	-	-	117	377
Commercial and industrial	3,661	2,895	3,151	3,156	4,349
Owner occupied real estate	1,188	2,136	1,546	2,894	2,306
Consumer and other	861	851	808	542	429
Residential mortgage	-	-	-	-	-
Total non-accrual loans	10,341	14,845	18,594	12,622	21,440
Total non-performing loans(1)	10,341	14,845	18,896	12,622	21,440
Other real estate owned	6,223	6,966	10,174	11,313	3,715
Total non-performing assets(1)	$16,564	$21,811	$29,070	$23,935	$25,155

Non-performing loans as a percentage of total loans, net of unearned income(1)	0.72%	1.28%	1.96%	1.44%	2.74%
Non-performing assets as a percentage of total assets	0.60%	0.94%	1.51%	1.66%	2.07%

(1) Non-performing loans are comprised of (i) loans that are on non-accrual basis and (ii) accruing loans that are 90 days or more past due. Non-performing assets are composed of non-performing loans and other real estate owned.

Problem loans can consist of loans that are performing, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms.  At December 31, 2018, all identified problem loans included in the preceding table are internally classified and have been evaluated for a specific reserve allocation in the allowance for loan losses (see discussion on “Allowance for Loan Losses”).

Non-performing assets decreased by $5.2 million, or 24%, to $16.6 million at December 31, 2018, compared to $21.8 million at December 31, 2017. The decrease in non-performing loans was primarily driven by payments of $3.7 million and charge-offs of $2.4 million partially offset by $1.9 million in additions to non-performing loans. The reduction in other real estate owned was the result of various write-downs, charge-offs, OREO sales, and transfers during the year.

The following summary shows the impact on interest income of non-accrual loans, subsequent to being placed on non-accrual for the periods indicated:

	For the Year Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Interest income that would have been recorded had the loans been in accordance with their original terms	$498	$590	$1,024	$765	$980
Interest income included in net income	$-	$-	$-	$-	$-

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

A detailed analysis of our allowance for loan losses for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 is as follows:

	For the Year Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014

Balance at beginning of period	$8,599	$9,155	$8,703	$11,536	$12,263
Charge-offs:
Commercial real estate	1,603	-	-	2,624	364
Construction and land development	-	-	60	260	303
Commercial and industrial	151	1,366	143	408	1,185
Owner occupied real estate	465	157	1,052	133	150
Consumer and other	219	53	11	-	10
Residential mortgage	-	-	10	-	-
Total charge-offs	2,438	1,576	1,276	3,425	2,012
Recoveries:
Commercial real estate	50	54	6	4	5
Construction and land development	-	-	-	5	214
Commercial and industrial	81	64	163	49	166
Owner occupied real estate	20	-	-	-	-
Consumer and other	3	2	2	34	-
Residential mortgage	-	-	-	-	-
Total recoveries	154	120	171	92	385
Net charge-offs	2,284	1,456	1,105	3,333	1,627
Provision for loan losses	2,300	900	1,557	500	900
Balance at end of period	$8,615	$8,599	$9,155	$8,703	$11,536

Average loans outstanding(1)	$1,340,117	$1,090,851	$936,492	$820,820	$724,231

As a percent of average loans:(1)
Net charge-offs	0.17%	0.13%	0.12%	0.41%	0.22%
Provision for loan losses	0.17%	0.08%	0.17%	0.06%	0.12%
Allowance for loan losses	0.64%	0.79%	0.98%	1.06%	1.59%

Allowance for loan losses to:
Total loans, net of unearned income	0.60%	0.74%	0.95%	0.99%	1.48%
Total non-performing loans	83.31%	57.93%	48.45%	68.95%	53.81%

(1) Includes non-accruing loans.

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. We recorded a loan loss provision in the amount of $2.3 million in 2018 compared to a $900,000 provision in 2017. The increase in the provision during 2018 was driven by growth in outstanding loan balances resulting in an increased allowance for loans collectively evaluated for impairment. Non-performing loans decreased by $4.5 million, or 30%, to $10.3 million at December 31, 2018, compared to $14.8 million at December 31, 2017. Impaired loans also decreased to $18.0 million at December 31, 2018 from $24.7 million at December 31, 2017. A decrease in the allowance required for loans individually evaluated for impairment driven by a reduction in impaired loans was more than offset by an increase driven by growth in the loan portfolio during 2018.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 83.3% at December 31, 2018 as compared to 57.9% at December 31, 2017 and 48.4% at December 31, 2016. The increase in the coverage ratio during 2018 was mainly driven by the decrease in non-performing loans during the year. All loans individually evaluated for impairment are adequately secured with collateral and/or specific reserves. Coverage is considered adequate by management as of December 31, 2018.

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

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which there were partial charge-offs during the year amounted to $3.3 million at December 31, 2018 compared to $1.4 million at December 31, 2017. This increase was primarily driven by charge-offs related to a single loan relationship in 2018.

Our charge-off policy is reviewed on an annual basis and updated as necessary.  During the twelve months ended December 31, 2018, there have been no changes made to this policy.

We have an existing loan review program, which monitors the loan portfolio on an ongoing basis. A loan review officer who reviews both the loan portfolio and overall adequacy of the allowance for loan losses conducts this loan review on a quarterly basis and reports directly to the Board of Directors.

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at December 31, 2018. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Management is unable to determine in which loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is based on management’s evaluation of historical charge-off experience and adjusted for several qualitative factors. The entire allowance for loan losses is available to absorb loan losses in any loan category.

The allocation of the allowance for loan losses for the past five years is as follows:

	At December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial real estate	$2,462	35.9%	$3,774	37.3%	$3,254	39.2%	$2,393	40.0%	$6,828	48.5%
Construction and land development	777	8.4%	725	9.0%	557	6.4%	338	5.3%	917	3.8%
Commercial and industrial	1,754	14.0%	1,317	14.9%	2,884	18.1%	2,932	20.8%	1,579	18.5%
Owner occupied real estate	2,033	25.6%	1,737	26.7%	1,382	28.7%	2,030	28.1%	1,638	24.0%
Consumer and other	577	6.3%	573	6.5%	588	6.6%	295	5.5%	234	5.1%
Residential mortgage	894	9.8%	392	5.6%	58	1.0%	14	0.3%	2	0.1%
Unallocated	118	-	81	-	432	-	701	-	338	-
Total allowance for loan losses	$8,615	100%	$8,599	100%	$9,155	100%	$8,703	100%	$11,536	100%

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

We also provide specific reserves for impaired loans to the extent the estimated realizable value of the underlying collateral is less than the loan balance, when the collateral is the only source of repayment. Also, we estimate and recognize reserve allocations on loans identified as “internally classified accruing loans” based upon any factor that might impact loss estimates. Those factors include but are not limited to the impact of economic conditions on the borrower and management’s potential alternative strategies for loan or collateral disposition.  An unallocated allowance is established for losses that have not been identified through the formulaic and other specific components of the allowance as described above. Management has identified several factors that impact credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of macro and micro economic conditions, industry and geographic loan concentrations, changes in the composition of the loan portfolio, changes in underwriting processes and trends in problem loan and loss recovery rates. The impact of the above is considered in light of management’s conclusions as to the overall adequacy of underlying collateral and other factors.

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

A loan is considered impaired, in accordance with ASC 310, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans.  As of December 31, 2018, management identified a total of five troubled debt restructurings in the loan portfolio in the amount of $7.8 million. Five troubled debt restructurings in the amount of $8.2 million were identified as of December 31, 2017.

The following table presents our impaired loans at December 31, 2018, 2017, and 2016:

(dollars in thousands)	December 31,
	2018	2017	2016
Impaired loans without a valuation allowance	$10,602	$15,270	$15,740
Impaired loans with a valuation allowance	7,428	9,446	12,430
Total impaired loans	$18,030	$24,716	$28,170

Valuation allowance related to impaired loans	$1,473	$2,790	$3,468
Total nonaccrual loans	10,341	14,845	18,594
Total loans past-due ninety days or more and still accruing	-	-	302

For the years ended December 31, 2018, 2017, and 2016, the average recorded investment in impaired loans was approximately $22.8 million, $25.4 million, and $25.7 million, respectively.  Republic earned $451,000, $607,000, and $502,000 of interest income on impaired loans (internally classified accruing loans) in 2018, 2017, and 2016, respectively.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

Total impaired loans decreased by $6.7 million, or 27%, during the year ended December 31, 2018. This decrease was primarily driven by paydowns and charge-offs in 2018. The valuation allowance related to impaired loans decreased to $1.5 million at December 31, 2018 compared to $2.8 million at December 31, 2017. At December 31, 2018 and 2017, internally classified accruing loans totaled approximately $7.7 million and $9.9 million, respectively.

The following table presents our 30 to 89 days past due loans at December 31, 2018, 2017, and 2016:

(dollars in thousands)	December 31,
	2018	2017	2016
30 to 59 days past due	$1,135	$1,113	$1,060
60 to 89 days past due	1,574	-	31
Total loans 30 to 89 days past due	$2,709	$1,113	$1,091

Management has engaged in active discussions with all delinquent relationships to address delinquencies and is confident that acceptable resolutions will be achieved in the near term.

Deposits

Total deposits at December 31, 2018 were $2.4 billion, an increase of $329.6 million or 16% from total deposits of $2.1 billion at December 31, 2017.  Total deposits by account type at December 31, 2018, 2017, and 2016 are as follows:

(dollars in thousands)	At December 31,
	2018	2017	2016
Demand deposits, non-interest bearing	$519,056	$438,500	$324,912
Demand deposits, interest bearing	1,042,561	807,736	605,950
Money market & savings deposits	676,993	700,322	635,644
Time deposits	154,257	116,737	111,164
Total deposits	$2,392,867	$2,063,295	$1,677,670

In general, Republic pays higher interest rates on time deposits compared to other deposit categories.  Republic’s various deposit liabilities may fluctuate from period-to-period, reflecting customer behavior and strategies to optimize net interest income. The increase in total deposits to $2.4 billion at December 31, 2018 from $2.1 billion at December 31, 2017 was primarily the result of a $315.4 million increase in demand deposits, which reflects the success of our strategy based on a high level of customer service and satisfaction, which drives the gathering of low-cost core deposits. This strategy has also allowed us to eliminate our dependence on the more volatile source of funding in brokered and internet based certificates of deposit.

The average balances and weighted average rates of Republic’s deposits for the last three years are as follows:

	For the Years Ended December 31,
	2018		2017		2016
(dollars in thousands)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposits:
Non-interest bearing	$488,995		$372,171		$284,326
Interest bearing	918,508	0.87%	687,586	0.44%	510,745	0.41%
Money market & savings deposits	697,135	0.70%	629,464	0.50%	586,750	0.45%
Time deposits	128,892	1.23%	110,952	1.12%	89,713	1.05%
Total deposits	$2,233,530	0.65%	$1,800,173	0.41%	$1,471,534	0.39%

The remaining maturity of certificates of deposit for $100,000 or more as of December 31, 2018 is as follows:

(dollars in thousands)
Maturity:
3 months or less	$22,220
3 to 6 months	27,180
6 to 12 months	22,924
Over 12 months	51,826
Total	$124,150

The following is a summary of the remaining maturity of time deposits, which includes certificates of deposits of $100,000 or more, as of December 31, 2018:

(dollars in thousands)
Maturity:
2019	$94,022
2020	57,138
2021	1,135
2022	958
2023	1,004
Thereafter	-
Total	$154,257

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $286.4 million and $264.3 million and standby letters of credit of approximately $13.9 million and $12.6 million at December 31, 2018 and 2017, respectively. Commitments often expire without being drawn upon. The $286.4 million of commitments to extend credit at December 31, 2018, substantially all were variable rate commitments.

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

Contractual Obligations and Other Commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2018:

(dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Minimum annual rentals or non-cancellable operating leases	$51,673	$4,124	$7,007	$4,506	$36,036
Branch construction commitments	8,000	8,000	-	-	-
Remaining contractual maturities of time deposits	154,257	94,022	58,273	1,962	-
Subordinated debt	11,381	40	-	-	11,341
Director and Officer retirement plan obligations	1,146	672	111	104	259
Loan commitments	286,369	103,212	60,726	32,780	89,651
Standby letters of credit	13,910	12,548	1,362	-	-
Total	$526,736	$222,618	$127,479	$39,352	$137,287

As of December 31, 2018, we had entered into non-cancelable lease agreements for our main office and operations center, fifteen current retail branch facilities, five loan offices, one training center, and one storage facility expiring on various dates through December 31, 2038. The leases are accounted for as operating leases. The minimum rental payments required under these leases are $51.7 million through the year 2058.

We have retirement plan agreements with certain directors and officers. At December 31, 2018, the accrued benefits under the plan were approximately $1.1 million, with a minimum age of 65 established to qualify for the payments.

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

The following tables present a summary of our GAP analysis at December 31, 2018.  Amounts shown in the table include both estimated maturities and instruments scheduled to re-price, including prime based loans.  For purposes of these tables, we have used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally, certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities.

Interest Rate Sensitivity Gap As of December 31, 2018

(dollars in thousands)	0 – 90 Days	91-180 Days	181-365 Days	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More than 5 Years	Financial Statement Total	Fair Value

Interest sensitive assets:
Investment securities and other interest-bearing balances	$76,790	$32,871	$63,351	$117,191	$101,108	$87,070	$78,819	$567,919	$1,125,119	$1,110,879
Average interest rate	2.54%	2.71%	2.70%	2.73%	2.71%	2.73%	2.74%	2.98%	2.85%
Loans receivable	432,407	95,441	176,066	203,226	156,094	131,553	101,608	166,494	1,462,889	1,445,851
Average interest rate	5.98%	3.52%	3.42%	4.80%	4.81%	4.82%	4.90%	6.84%	5.14%
Total	$509,197	$128,312	$239,417	$320,417	$257,202	$218,623	$180,427	$734,413	$2,588,008	$2,556,730

Cumulative totals	$509,197	$637,509	$876,926	$1,197,343	$1,454,545	$1,673,168	$1,853,595	$2,588,008

Interest sensitive liabilities:
Demand interest bearing(1)	$28,826	$28,826	$57,652	$18,126	$17,462	$16,987	$16,608	$858,074	$1,042,561	$1,042,561
Average interest rate	1.45%	1.45%	1.45%	1.45%	1.45%	1.45%	1.45%	1.32%	1.35%
Savings accounts(1)	1,229	1,229	2,458	882	38	162	208	200,587	206,793	206,793
Average interest rate	0.23%	0.23%	0.23%	0.24%	0.46%	0.19%	0.19%	0.45%	0.44%
Money market accounts(1)	2,190	2,190	4,381	11,175	9,514	7,767	6,319	426,664	470,200	470,200
Average interest rate	0.94%	0.94%	0.94%	0.94%	0.94%	0.94%	0.94%	0.89%	0.90%
Time deposits	28,954	32,468	32,595	57,136	1,135	958	1,011	-	154,257	152,989
Average interest rate	0.77%	1.59%	1.40%	2.15%	0.96%	0.99%	1.09%	-	1.59%
Overnight borrowings	91,422	-	-	-	-	-	-	-	91,422	91,422
Average interest rate	2.71%	-	-	-	-	-	-	-	2.71%
Subordinated debt	11,259	-	-	-	-	-	-	-	11,259	8,279
Average interest rate	4.39%	-	-	-	-	-	-	-	4.39%
Total	$163,880	$64,713	$97,086	$87,319	$28,149	$25,874	$24,146	$1,485,325	$1,976,492	$1,972,244

Cumulative totals	$163,880	$228,593	$325,679	$412,998	$441,147	$467,021	$491,167	$1,976,492

Interest rate sensitivity GAP	$345,317	$63,599	$142,331	$233,098	$229,053	$192,749	$156,281	$(750,912)
Cumulative GAP	$345,317	$408,916	$551,247	$784,345	$1,013,398	$1,206,147	$1,362,428	$611,516
Interest sensitive assets/Interest sensitive liabilities	310.54%	278.78%	269.19%	289.85%	329.65%	358.20%	377.32%	130.93%
Cumulative GAP/ Total earning assets	13.34%	15.80%	21.30%	30.30%	39.15%	46.60%	52.64%	23.63%

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

Net Portfolio Value and Net Interest Income Analysis

The income simulation models management used to measure interest rate risk and manage interest rate sensitivity generates estimates of the change in net portfolio value (NPV) and net interest income (NII) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of December 31, 2018 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			NPV as a % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Change (in Basis Points)

+400	$325,048	$(935)	(0.29)%	13.77%	180
+300	353,379	27,396	8.40%	14.44%	247
+200	369,234	43,251	13.27%	14.54%	257
+100	355,588	29,605	9.08%	13.49%	152
Static	325,983	-	0.00%	11.97%	-
-100	249,743	(76,240)	(23.39)%	8.93%	(304)

In addition to modeling changes in NPV, we also analyze potential changes to NII for a forecasted twelve-month period under rising and falling interest rate scenarios. The following table shows the NII model as of December 31, 2018 (dollars in thousands):

Change in Interest Rates in Basis Points(1)	Net Interest Income	$ Change	% Change

+400	$88,048	11,402	14.88%
+300	85,384	8,738	11.40%
+200	82,690	6,044	7.89%
+100	79,903	3,257	4.25%
Static	76,646	-	0.00%
-100	71,167	(5,479)	(7.15)%

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

Capital Resources

We have sponsored two outstanding issues of corporation-obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the Corporation more commonly known as trust preferred securities. The subsidiary trusts are not consolidated for financial reporting purposes.  The purpose of the issuances of these securities was to increase capital. The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital.

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

On June 10, 2008, Republic First Bancorp Capital Trust IV (Trust IV) issued $10.8 million of convertible trust preferred securities as part of our strategic capital plan.  The securities were purchased by investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp, and as of December 5, 2016, our chairman.  The investor group also included a family trust of Harry D. Madonna, chairman, president and chief executive officer of Republic Bank, and Theodore J. Flocco, Jr., who has been elected by the shareholders to our Board of Directors and serves as the Chairman of our Audit Committee.  Trust IV also issued $0.3 million of common securities to us.  Trust IV purchased $11.1 million of our fixed rate junior subordinated convertible debentures due 2038, which paid interest at an annual rate of 8.0% and were considered redeemable on any interest payment date (a) at any time on or after June 13, 2013 if the closing price of our common stock for 20 trading days in the period of 30 consecutive trading days ending on the trading day prior to the mailing of the notice of redemption exceeds 120% of the then-applicable conversion price, or (b) on or after June 30, 2018, without a prepayment penalty.  The trust preferred securities of Trust IV were convertible into approximately 1.7 million shares of our common stock, which is subject to customary adjustments. One independent director converted $240,000 of trust preferred securities into 37,000 shares of common stock in 2017. On January 31, 2018, we notified the existing holders of its intent to fully redeem these securities in accordance with the Optional Redemption terms included in the Indenture Agreement. The remaining securities were redeemed on March 31, 2018 at a price equal to the outstanding principal amount. After redemption of the remaining securities, Trust IV was dissolved.

Deferred issuance costs included in subordinated debt were $82,000 and $555,000 at December 31, 2018 and December 31, 2017, respectively. Amortization of deferred issuance costs were $6,000, $29,000, and $24,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Deferred issuance costs in the amount of $467,000 were recorded against additional paid in capital during the first quarter of 2018 as a result of the conversion of trust preferred securities into common stock in accordance with ASC 470-20.

On December 5, 2016, we issued 18,691,589 shares of common stock in a registered direct offering for gross proceeds of $100.0 million.

Shareholders’ equity as of December 31, 2018 totaled approximately $245.2 million compared to approximately $226.5 million as of December 31, 2017. The book value per share of our common stock increased to $4.17 as of December 31, 2018, based upon 58,789,228 shares outstanding, from $3.97 as of December 31, 2017, based upon 56,989,764 shares outstanding at December 31, 2017. Outstanding shares are adjusted for treasury stock and deferred compensation plan shares.

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

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implemented higher minimum capital requirements, added a new common equity tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1, Tier 1, and total risk-based capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned to one of several categories of risk-weights, based primarily on relative risk.  Under the Federal Reserve’s rules, Republic is required to maintain a minimum common equity Tier 1 capital ratio requirement of 4.5%, a minimum Tier 1 capital ratio requirement of 6%, a minimum total capital requirement of 8% and a minimum leverage ratio requirement of 4%.  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.  The capital conservation buffer, which is composed of common equity tier 1 capital, began on January 1, 2016 at the 0.625% level and was phased in over a three year period (increasing by that amount on each January 1, until it reached 2.5% on January 1, 2019).  Implementation of the deductions and other adjustments to common equity tier 1 capital began on January 1, 2015 and were phased-in over a three-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).

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

Management believes that the Company and Republic met, as of December 31, 2018 and 2017, all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed Republic’s category.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

The following table presents the Company’s and Republic’s capital regulatory ratios calculated based on Basel III guidelines at December 31, 2018 and 2017:

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2018:

Total risk based capital
Republic	$231,610	13.26%	$139,722	8.00%	$172,489	9.875%	$174,652	10.00%
Company	262,964	15.03%	140,009	8.00%	172,824	9.875%	-	-%
Tier one risk based capital
Republic	222,995	12.77%	104,791	6.00%	137,539	7.875%	139,722	8.00%
Company	254,349	14.53%	105,007	6.00%	137,821	7.875%	-	-%
CET 1 risk based capital
Republic	222,995	12.77%	78,594	4.50%	111,341	6.375%	113,524	6.50%
Company	243,349	13.90%	78,755	4.50%	111,570	6.375%	-	-%
Tier one leveraged capital
Republic	222,995	8.21%	108,685	4.00%	108,685	4.00%	135,857	5.00%
Company	254,349	9.35%	108,800	4.00%	108,800	4.00%	-	-%

At December 31, 2017:

Total risk based capital
Republic	$187,732	12.57%	$119,446	8.00%	$138,109	9.25%	$149,307	10.00%
Company	249,510	16.70%	119,521	8.00%	138,197	9.25%	-	-%
Tier one risk based capital
Republic	179,133	12.00%	89,584	6.00%	108,248	7.25%	119,446	8.00%
Company	240,911	16.13%	89,641	6.00%	108,316	7.25%	-	-%
CET 1 risk based capital
Republic	179,133	12.00%	67,188	4.50%	85,852	5.75%	97,050	6.50%
Company	220,433	14.75%	67,231	4.50%	85,906	5.75%	-	-%
Tier one leveraged capital
Republic	179,133	7.91%	90,531	4.00%	90,531	4.00%	113,164	5.00%
Company	240,911	10.64%	90,586	4.00%	90,586	4.00%	-	-%

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $72.5 million at December 31, 2018, compared to $61.9 million at December 31, 2017. Loan maturities and repayments are another source of asset liquidity. At December 31, 2018, Republic estimated that more than $100 million of loans would mature or repay in the six-month period ending June 30, 2019. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At December 31, 2018, we had outstanding commitments (including unused lines of credit and letters of credit) of $300.3 million. Certificates of deposit scheduled to mature in one year totaled $94.0 million at December 31, 2018. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh.  Our maximum borrowing capacity with the FHLB was $717.1 million at December 31, 2018. As of December 31, 2018, we had outstanding overnight borrowings of $91.4 million at 2.65%. At December 31, 2018, FHLB had issued a letter on Republic’s behalf, totaling $100.0 million against our available credit. At December 31, 2017, we had no outstanding borrowings with the FHLB. As of December 31, 2017, FHLB had issued a letter of credit, on Republic’s behalf, totaling $75.0 million against our available credit line. We also established a contingency line of credit of $10.0 million with ACBB and a Fed Funds line of credit with Zions Bank in the amount of $15.0 million to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit or the Zions Fed Funds line at both December 31, 2018 and December 31, 2017.

Variable Interest Entities

We follow the guidance under ASC 810, Consolidation, with regard to variable interest entities.  ASC 810 clarifies the application of consolidation principles for certain legal entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under ASC 810 if the investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns (“variable interest entities”). Variable interest entities within the scope of ASC 810 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both.

We do not consolidate our subsidiary trusts.  ASC 810 precludes consideration of the call option embedded in the preferred securities when determining if we have the right to a majority of the trusts’ expected residual returns. The non-consolidation results in the investment in the common securities of the trusts to be included in other assets with a corresponding increase in outstanding debt of $341,000. In addition, the income received on our investment in the common securities of the trusts is included in other income.

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

The Consolidated Financial Statements of the Company begin on page 75.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Republic First Bancorp, Inc.
Philadelphia, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Republic First Bancorp, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Philadelphia, Pennsylvania

March 14, 2019

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2018 and 2017
(Dollars in thousands, except per share data)

	December 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$35,685	$36,073
Interest bearing deposits with banks	36,788	25,869
Cash and cash equivalents	72,473	61,942

Investment securities available for sale, at fair value	321,014	464,430
Investment securities held to maturity, at amortized cost (fair value of $747,323 and $463,799, respectively)	761,563	472,213
Restricted stock, at cost	5,754	1,918
Mortgage loans held for sale, at fair value	20,887	43,375
Other loans held for sale	5,404	2,325
Loans receivable (net of allowance for loan losses of $8,615 and $8,599, respectively)	1,427,983	1,153,679
Premises and equipment, net	87,661	74,947
Other real estate owned, net	6,223	6,966
Accrued interest receivable	9,025	7,009
Goodwill	5,011	5,011
Other assets	30,299	28,532
Total Assets	$2,753,297	$2,322,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$519,056	$438,500
Demand – interest bearing	1,042,561	807,736
Money market and savings	676,993	700,322
Time deposits	154,257	116,737
Total Deposits	2,392,867	2,063,295
Short-term borrowings	91,422	-
Accrued interest payable	558	293
Other liabilities	12,002	10,618
Subordinated debt	11,259	21,681
Total Liabilities	2,508,108	2,095,887

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 59,318,073 as of December 31, 2018 and 57,518,609 as of December 31, 2017; shares outstanding 58,789,228 as of December 31, 2018 and 56,989,764 as of December 31, 2017	593	575
Additional paid in capital	269,147	256,285
Accumulated deficit	(8,716)	(18,983)
Treasury stock at cost (503,408 shares as of December 31, 2018 and December 31, 2017)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of December 31, 2018 and December 31, 2017)	(183)	(183)
Accumulated other comprehensive loss	(11,927)	(7,509)
Total Shareholders’ Equity	245,189	226,460
Total Liabilities and Shareholders’ Equity	$2,753,297	$2,322,347

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2018, 2017, and 2016
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Interest income
Interest and fees on taxable loans	$62,502	$48,993	$40,827
Interest and fees on tax-exempt loans	1,543	1,101	960
Interest and dividends on taxable investment securities	26,677	19,643	11,264
Interest and dividends on tax-exempt investment securities	505	535	703
Interest on federal funds sold and other interest-earning assets	847	577	473
Total interest income	92,074	70,849	54,227
Interest expense
Demand- interest bearing	7,946	3,020	2,088
Money market and savings	4,898	3,160	2,639
Time deposits	1,588	1,238	942
Other borrowings	1,738	1,366	1,194
Total interest expense	16,170	8,784	6,863
Net interest income	75,904	62,065	47,364
Provision for loan losses	2,300	900	1,557
Net interest income after provision for loan losses	73,604	61,165	45,807
Non-interest income
Loan and servicing fees	1,401	1,614	1,627
Mortgage banking income	10,233	11,170	5,062
Gain on sales of SBA loans	3,105	3,378	4,981
Service fees on deposit accounts	5,476	3,904	2,658
Gain (loss) on sale of investment securities	(67)	(146)	656
Net securities impairment losses recognized in earnings	-	-	(7)
Other non-interest income	174	177	335
Total non-interest income	20,322	20,097	15,312
Non-interest expenses
Salaries and employee benefits	44,082	37,959	28,602
Occupancy	8,046	7,156	6,109
Depreciation and amortization	5,447	4,618	3,518
Legal	985	984	459
Other real estate owned	1,588	4,092	2,182
Appraisal and other loan expenses	1,840	1,878	866
Advertising	1,211	1,279	811
Data processing	3,855	3,134	2,408
Insurance	996	982	962
Professional fees	2,048	1,893	1,580
Automated teller machine expenses	1,868	1,264	814
Regulatory assessments and costs	1,675	1,367	1,413
Taxes, other	796	817	366
Other operating expenses	9,284	7,853	6,203
Total non-interest expense	83,721	75,276	56,293
Income before benefit for income taxes	10,205	5,986	4,826
Provision (benefit) for income taxes	1,578	(2,919)	(119)
Net income	$8,627	$8,905	$4,945
Net income per share
Basic	$0.15	$0.16	$0.13
Diluted	$0.15	$0.15	$0.12

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2018, 2017, and 2016
(Dollars in thousands)

	Years Ended December 31,
	2018	2017	2016

Net income	$8,627	$8,905	$4,945

Other comprehensive , net of tax
Unrealized gain/(loss) on securities (pre-tax $5,364, $(646), and $(6,011), respectively)	3,927	(413)	(3,853)
Reclassification adjustment for securities losses (gains) (pre-tax $67, $146 and $(656), respectively)	49	94	(420)
Reclassification adjustment for impairment charge (pre-tax $-, $- and $7, respectively)	-	-	4
Net unrealized gains/(losses) on securities	3,976	(319)	(4,269)
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity (pre-tax $(9,362), $-, $-, respectively)	(6,855)	-	-
Amortization of net unrealized holding losses during the period (pre-tax $137, $163 and $219, respectively)	101	104	140

Total other comprehensive loss	(2,778)	(215)	(4,129)

Total comprehensive income	$5,849	$8,690	$816

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2018, 2017, and 2016
(Dollars in thousands)

	2018	2017	2016
Cash flows from operating activities
Net income	$8,627	$8,905	$4,945
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,300	900	1,557
Write down of other real estate owned	563	3,000	355
Depreciation and amortization	5,447	4,618	3,518
Deferred income taxes	1,527	(5,056)	(380)
Stock based compensation	2,116	1,842	759
Loss (gain) on sale of investment securities	67	146	(656)
Impairment charges on investment securities	-	-	7
Amortization of premiums on investment securities	2,878	2,469	1,980
Accretion of discounts on retained SBA loans	(1,332)	(1,088)	(1,364)
Fair value adjustments on SBA servicing assets	1,458	1,187	1,075
Proceeds from sales of SBA loans originated for sale	42,726	42,269	58,107
SBA loans originated for sale	(42,700)	(37,062)	(53,627)
Gains on sales of SBA loans originated for sale	(3,105)	(3,378)	(4,981)
Proceeds from sales of mortgage loans originated for sale	322,264	311,187	163,414
Mortgage loans originated for sale	(291,870)	(321,222)	(161,717)
Fair value adjustment for mortgage loans originated for sale	513	(846)	(483)
Gains on mortgage loans originated for sale	(8,378)	(8,128)	(3,712)
Amortization of intangible assets	-	61	43
Amortization of debt issuance costs	6	29	24
Increase in accrued interest receivable and other assets	(5,047)	(2,330)	(2,729)
Net increase (decrease) in accrued interest payable and other liabilities	1,570	1,513	(846)
Net cash provided by (used in) operating activities	39,630	(984)	5,289

Cash flows from investing activities
Purchase of investment securities available for sale	(149,209)	(165,065)	(207,482)
Purchase of investment securities held to maturity	(123,265)	(89,350)	(294,187)
Proceeds from the sale of securities available for sale	6,439	31,197	78,585
Proceeds from the paydown, maturity, or call of securities available for sale	48,796	48,547	36,982
Proceeds from the paydown, maturity, or call of securities held to maturity	63,565	37,315	33,160
Net (purchase) redemption of restricted stock	(3,836)	(552)	1,693
Net increase in loans	(275,587)	(197,965)	(89,428)
Net proceeds from sale of other real estate owned	495	499	1,400
Net cash paid in acquisition	-	-	(5,913)
Premises and equipment expenditures	(18,161)	(22,525)	(14,291)
Net cash used in investing activities	(450,763)	(357,899)	(459,481)

Cash flows from financing activities
Net proceeds from stock offering	-	-	99,175
Net proceeds from exercise of stock options	670	646	726
Net increase in demand, money market and savings deposits	292,053	380,052	384,786
Net increase in time deposits	37,519	5,573	43,586
Increase (repayment) in short-term borrowings	91,422	-	(66,666)
Net cash provided by financing activities	421,664	386,271	461,607

Net increase in cash and cash equivalents	10,531	27,388	7,415
Cash and cash equivalents, beginning of year	61,942	34,554	27,139
Cash and cash equivalents, end of year	$72,473	$61,942	$34,554

Supplemental disclosures
Interest paid	$15,905	$8,935	$6,664
Income taxes paid	$-	$75	$190
Non-cash transfers from loans to other real estate owned	$315	$291	$616
Conversion of subordinated debt to common stock	$10,094	$229	$-
Transfer of available-for-sale securities to held-to-maturity securities	$230,094	$-	$-

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2018, 2017, and 2016
(Dollars in thousands)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance January 1, 2016	$384	152,897	(32,833)	(3,725)	(183)	(3,165)	113,375

Net income			4,945				4,945
Other comprehensive loss, net of tax						(4,129)	(4,129)
Proceeds from shares issued under common stock offering (18,691,589 shares) net of offering costs of $825	187	98,988					99,175
Stock based compensation		759					759
Stock options issued in acquisition		202					202
Options exercised (226,275 shares)	2	724					726

Balance December 31, 2016	573	253,570	(27,888)	(3,725)	(183)	(7,294)	215,053

Net income			8,905				8,905
Other comprehensive loss, net of tax						(215)	(215)
Stock based compensation		1,842					1,842
Conversion of subordinated debt to common stock (36,922 shares)		229					229
Options exercised (197,975 shares)	2	644					646

Balance December 31, 2017	575	256,285	(18,983)	(3,725)	(183)	(7,509)	226,460

Reclassification due to the adoption of ASU 2018-02			1,640			(1,640)	-
Net income			8,627				8,627
Other comprehensive loss, net of tax						(2,778)	(2,778)
Stock based compensation		2,116					2,116
Conversion of subordinated debt to common stock (1,624,614 shares)	16	10,078					10,094
Options exercised (174,850 shares)	2	668					670

Balance December 31, 2018	$593	$269,147	$(8,716)	$(3,725)	$(183)	$(11,927)	$245,189

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Nature of Operations

Republic First Bancorp, Inc. (the “Company”) is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania.  It is comprised of one wholly-owned subsidiary, Republic First Bank, which does business under the name of Republic Bank (“Republic”). Republic is a Pennsylvania state chartered bank that offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and store locations in Philadelphia, Montgomery, Delaware, Bucks, Camden, Burlington, Atlantic, and Gloucester Counties. On July 28, 2016, Republic acquired all of the issued and outstanding limited liability company interests of Oak Mortgage Company, LLC (“Oak Mortgage”) and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. Oak Mortgage is headquartered in Marlton, NJ and is licensed to do business in Pennsylvania, Delaware, New Jersey, and Florida. On January 1, 2018, Oak Mortgage was merged into Republic and restructured as a division with Republic. The Oak Mortgage name is still utilized for marketing and branding purposes. The Company also has two unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of two separate issuances of trust preferred securities.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the Greater Philadelphia region.  Note 3 – Investment Securities discusses the types of investment securities that the Company invests in.  Note 4 – Loans Receivable discusses the types of lending that the Company engages in, as well as loan concentrations.  The Company does not have a significant concentration of credit risk with any one customer.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash and due from banks, interest-bearing deposits with an original maturity of ninety days or less and federal funds sold, maturing in ninety days or less, to be cash and cash equivalents.

Restrictions on Cash and Due from Banks

Republic is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods that include December 31, 2018 and 2017 were approximately $51.4 million and $31.2 million, respectively. These requirements were satisfied through the restriction of vault cash and a balance held by the Federal Reserve Bank of Philadelphia.

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

Available for Sale – Debt securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and in the yield of alternative investments, are classified as available for sale.  These assets are carried at fair value.  Unrealized gains and losses are excluded from operations and are reported net of tax as a separate component of other comprehensive income until realized. Realized gains and losses on the sale of investment securities are reported in the consolidated statements of income and determined using the adjusted cost of the specific security sold on the trade date.

Investment securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, the intent to hold the security and the likelihood of the Company not being required to sell the security prior to an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the portion of the decline related to credit impairment is charged to earnings. Impairment charges on bank pooled trust preferred securities of $7,000 were recognized during the year ended December 31, 2016 as a result of estimated other-than-temporary impairment. As of December 31, 2018, the Company no longer holds any bank pooled trust preferred securities.

In December 2018, twenty-three CMOs and two MBSs with a fair value of $230.1 million that were previously classified as available-for-sale were transferred to the held-to-maturity category. The securities were transferred at fair value. Unrealized losses of $9.4 million associated with the transferred securities will remain in other comprehensive income and be amortized as an adjustment to yield over the remaining life of the securities. At December 31, 2018, the total approximated unrealized loss of $9.8 million remaining to be amortized includes eleven securities previously transferred in July 2014.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, was carried at cost as of December 31, 2018 and 2017.  As of those dates, restricted stock consisted of investments in the capital stock of the FHLB of Pittsburgh and Atlantic Community Bankers Bank (“ACBB”).  The required investment in the capital stock of the FHLB is calculated based on outstanding loan balances and open credit facilities with the FHLB.  Excess investments are returned to Republic on a quarterly basis.

At December 31, 2018 and December 31, 2017, the investment in FHLB stock totaled $5.6 million and $1.8 million, respectively. The increase was due primarily to a higher membership stock requirement by FHLB at December 31, 2018 which resulted in a higher required investment as of that date. At both December 31, 2018 and December 31, 2017, ACBB stock totaled $143,000.

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

Interest Rate Lock Commitments

Mortgage loan commitments known as interest rate locks that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance FASB ASC 815, Derivatives and Hedging. Loan commitments that are classified as derivatives are recognized at fair value on the balance sheet as other assets and other liabilities with changes in their fair values recorded as mortgage banking income and included in non-interest income in the statements of income. Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. Republic is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Republic uses best efforts commitments to substantially eliminate these risks. The valuation of the IRLCs issued by Republic includes the value of the servicing released premium. Republic sells loans where the servicing is released, and the servicing released premium is included in the market price. See Note 24 Derivatives and Risk Management Activities for further detail of IRLCs.

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

Goodwill

Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is recognized as an asset and is to be reviewed for impairment annually and between annual tests when events and circumstances indicate that impairment may have occurred. Impairment is a condition that exists when the carrying amount of goodwill exceeds its implied fair value.

The Company has one reportable segment: Community Banking. The community banking segment primarily encompasses the commercial loan and deposit activities of the Bank, as well as, residential mortgage and consumer loan products in the area surrounding its stores. Oak Mortgage was acquired by the Bank on July 28, 2016 and organized as a wholly owned subsidiary of the Bank. Oak Mortgage was maintained as a separate legal entity through December 31, 2017 in order to preserve certain secondary market contracts and regulatory licensing requirements. As such, the Bank deemed Oak Mortgage to be a separate reporting unit as of July 31, 2017 and performed a Step One Test for Goodwill Impairment in compliance with ASC Topic 350-20 as of that date. At that time, via a Step One Test, the fair value of Oak Mortgage was higher than its book value and no Step Two analysis was required.

On January 1, 2018, Oak Mortgage operations were restructured as a division of Republic and all assets, liabilities, contracts, employees and activity were merged into the Republic. As a result of this restructuring, the Company re-evaluated its reporting unit structure and determined that as of July 31, 2018 there were no longer two reporting units but rather a sole reporting unit in Republic Bank. As of July 31, 2018, the Company performed a qualitative assessment for its reporting unit to determine if the one-step quantitative impairment test was necessary. As part of its qualitative assessment, the Company reviewed regional and national trends in current and expected economic conditions, examining indicators such as GDP growth, interest rates and unemployment rates. The Company also considered its own historical performance, expectations of future performance and other trends specific to the banking industry. Based on its qualitative assessment, the Company determined that there was no evidence of impairment on the balance of goodwill. Goodwill totaled $5.0 million as of December 31, 2018 and 2017, respectively.

Loans Receivable

The loans receivable portfolio is segmented into commercial and industrial loans, commercial real estate loans, owner occupied real estate loans, construction and land development loans, consumer and other loans, and residential mortgages.  Consumer loans consist of home equity loans and other consumer loans.

Commercial and industrial loans are underwritten after evaluating historical and projected profitability and cash flow to determine the borrower’s ability to repay their obligation as agreed. Commercial and industrial loans are made primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral supporting the loan facility. Accordingly, the repayment of a commercial and industrial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

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

Consumer and other loans consist of home equity loans and lines of credit and other loans to individuals originated through the Company’s retail network, which are typically secured by personal property or unsecured. Home equity loans and lines of credit often carry additional risk as a result of typically being in a second position or lower in the event collateral is liquidated. Consumer loans have may also have greater credit risk because of the difference in the underlying collateral, if any. The application of various federal and state bankruptcy and insolvency laws may limit the amount that can be recovered on such loans.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment, include payment status and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, and the borrower’s prior payment record.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Other Loans Held for Sale

Other loans held for sale consist of the guaranteed portion of SBA loans that the Company intends to sell after origination and are reflected at the lower of aggregate cost or fair value. When the sale of the loan occurs, the premium received is combined with the estimated present value of future cash flows on the related servicing asset and recorded as a Gain on the Sale of SBA loans which is categorized as non-interest income. Subsequent fees collected for servicing of the sold portion of a loan are combined with fair value adjustments to the SBA servicing asset and recorded as a net amount in Loan and Servicing Fees, which is also categorized as non-interest income.

Guarantees

The Company accounts for guarantees in accordance with ASC 815 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.  ASC 815 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has financial and performance letters of credit.  Financial letters of credit require the Company to make payment if the customer’s financial condition deteriorates, as defined in the agreements.   Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations.  The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2018 is $13.9 million and they expire as follows: $12.5 million in 2019 and $1.4 million in 2020.  Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.  There was no liability for guarantees under standby letters of credit as of December 31, 2018 and December 31, 2017.

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

Stock Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“the 2005 Plan”), under which the Company granted options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company’s 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of December 31, 2018, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company’s stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company’s shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At December 31, 2018, the maximum number of common shares issuable under the 2014 Plan was 6.3 million shares. Compensation cost for all option awards is calculated and recognized over the vesting period of the option awards. If the service conditions are not met, the Company reverses previously recorded compensation expense upon forfeiture. The Company’s accounting policy election is to recognize forfeitures as they occur.

Earnings Per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plans for the twelve months ended December 31, 2018.  CSEs consisted of dilutive stock options granted through the Company’s stock option plans and convertible securities related to trust preferred securities issued in 2008 for the twelve months ended December 31, 2017. The convertible securities related to trust preferred securities issued in 2008 fully converted to common stock in 2018.  There was no interest expense in 2018 related to the trust preferred securities issuance. In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance would normally be added back to the net income for the twelve months ended December 31, 2017 and 2016. However, the effect of CSEs (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculations.

The calculation of EPS for the years ended December 31, 2018, 2017, and 2016 is as follows:

(dollars in thousands, except per share amounts)	2018	2017	2016

Net income - basic and diluted	$8,627	$8,905	$4,945

Weighted average shares outstanding	58,358	56,933	39,281

Net income per share – basic	$0.15	$0.16	$0.13

Weighted average shares outstanding (including dilutive CSEs)	59,407	58,250	39,865

Net income per share – diluted	$0.15	$0.15	$0.12

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

(in thousands)	2018	2017	2016

Anti-dilutive securities

Share based compensation awards	2,813	1,689	1,747

Convertible securities	-	1,625	1,662

Total anti-dilutive securities	2,813	3,314	3,409

Comprehensive Income

The Company presents as a component of comprehensive income the amounts from transactions and other events, which currently are excluded from the consolidated statements of income and are recorded directly to shareholders’ equity.  These amounts consist of unrealized holding gains (losses) on available for sale securities and amortization of unrealized holding losses on available-for-sale securities transferred to held-to-maturity.

Trust Preferred Securities

The Company has sponsored two outstanding issues of corporation-obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the corporation, more commonly known as trust preferred securities. The subsidiary trusts are not consolidated with the Company for financial reporting purposes.  The purpose of the issuances of these securities was to increase capital.  The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital.  See Note 7 “Borrowings” for further information regarding the issuances.

Variable Interest Entities

The Company follows the guidance under ASC 810, Consolidation, with regard to variable interest entities.  ASC 810 clarifies the application of consolidation principles for certain legal entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under ASC 810 if the investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns (“variable interest entities”). Variable interest entities within the scope of ASC 810 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both.

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

Recent Accounting Pronouncements

ASU 2014-09

In May 2014, the FASB issued Accounting Standards Update  (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue.  The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with The Company (Topic 606): Deferral of the Effective Date. The guidance in this ASU is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company’s revenue is comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes interest income as well as many other revenues for financial assets and liabilities including revenue derived from loans, investment securities, and derivatives. This ASU was effective for the Company on January 1, 2018. The Company adopted this ASU on a modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. The adoption of this ASU did not have a material impact to its financial condition, results of operations, and consolidated financial statements. Refer to Note 25: Revenue Recognition for further disclosure as to the impact of Topic 606.

ASU 2016-01

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall. The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The guidance was effective for the Company on January 1, 2018 and was adopted using a modified retrospective approach. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (4) above, the Company measured the fair value of its loan portfolio as of December 31, 2018 using an exit price notion (see Note 7 Fair Value of Financial Instruments).

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

In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements,” which provides lessees the option to apply the new leasing standard to all open leases as of the adoption date. Prior to this ASU issuance, a modified retrospective transition approach was required.

In December 2018, the FASB issued ASU 2018-20 “Leases (Topic 842): Narrow-Scope Improvements for Lessors,” which provides lessors a policy election to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Additionally, the update requires certain lessors to exclude from variable payments lessor costs paid by lessees directly to third parties.

The Company adopted this ASU on January 1, 2019. The Company is expected to recognize an ROU asset of approximately $48.9 million at January 1, 2019. The increase in assets is expected to lower capital ratios for the Company by an average of 39 basis points, remaining in compliance with the regulatory definition of well capitalized. The Company does not expect material changes to the recognition of operating lease expense in its consolidated statements of income. The Company adopted certain practical expedients available under the new guidance, which will not require it to (1) reassess whether any expired or existing contracts contain leases, (2) reassess the lease classification for any expired or existing leases, (3) reassess initial direct costs for any existing leases, and (4) evaluate whether certain sales taxes and other similar taxes are lessor costs. The Company has elected the use-of-hindsight practical expedient. Additionally, the Company elected to apply the new lease guidance at the adoption date, rather than at the beginning of the earliest period presented.

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

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company is currently evaluating the impact of this ASU, continuing its implementation efforts and reviewing the loss modeling requirements consistent with lifetime expected loss estimates. The Company expects that the new model will include different assumptions used in calculating credit losses, such as estimating losses over the estimated life of a financial asset and will consider expected future changes in macroeconomic conditions. The adoption of this ASU may result in an increase to the Company’s allowance for loan losses which will depend upon the nature and characteristics of the Company’s loan portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at that date. For the Company, this update will be effective for interim and annual periods beginning after December 15, 2019. The Company currently does not intend to early adopt this new guidance.

ASU 2016-15

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The ASU addresses classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance was adopted on January 1, 2018, on a retrospective basis. The adoption of 2016-15 did not result any changes in classifications in the Consolidated Statement of Cash Flows.

ASU 2017-01

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

ASU 2017-08

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Earlier application is permitted for all entities, including adoption in an interim period. If an entity early adopts the ASU in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2017-08 did not have a material impact on the consolidated financial statements.

ASU 2017-09

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification in ASC 718. The ASU also provides that modification accounting is only required if the fair value, vesting conditions, or the classification of the award as equity or a liability changes as a result of the change in terms or conditions. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The ASU became effective January 1, 2018 on a prospective basis for awards modified on or after the adoption date. The adoption of ASU-2017-09 did not have a material impact on the consolidated financial statements.

ASU 2018-02

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act described in the “Income Taxes” section below. The amount of the reclassification should include the effect of the change in the federal corporate income tax rate related to items remaining in accumulated other comprehensive income (loss). The ASU would require an entity to disclose whether it elects to reclassify stranded tax effects from accumulated other comprehensive income (loss) to retained earnings in the period of adoption and, more generally, a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income (loss). The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption of the amendments in this update is permitted for periods for which financial statements have not yet been issued or made available for issuance, including in the period the Act was enacted. The Company adopted this ASU on January 1, 2018, by recording the reclassification adjustment to its beginning retained earnings in the amount of $1.6 million. The Company utilized the portfolio approach when releasing tax effects from AOCI for its investment securities.

ASU 2018-03

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10). The ASU was issued to clarify certain aspects of ASU 2016-01 such as treatment for discontinuations and adjustments for equity securities without a readily determinable market value, forward contracts and purchased options, presentation requirements for certain fair value option liabilities, fair value option liabilities denominated in a foreign currency, and transition guidance for equity securities without a readily determinable fair value. The Company adopted this ASU on January 1, 2018. The adoption of this ASU did not have a significant impact on the Company’s financial condition, results of operations and consolidated financial statements.

ASU 2018-07

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718). The ASU simplifies the accounting for share based payments granted to non-employees for goods and services. The ASU applies to all share based payment transactions in which a grantor acquires goods or services from non-employees to be used or consumed in a grantor’s own operations by issuing share based payment awards. With the amended guidance from ASU 2018-07, non-employees share based payments are measured with an estimate of the fair value of the equity of the business is obligated to issue at the grant date (the date that the business and the stock award recipient agree to the terms of the award). Compensation would be recognized in the same period and in the same manner as if the entity had paid cash for goods and services instead of stock. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU on January 1, 2019. The adoption of this ASU did not have a significant impact on the Company’s financial condition, results of operations, and consolidated financial statements.

Reclassifications

A reclassification has been made to 2017 and 2016 information to conform to the 2018 presentation. The reclassification had no effect on the results of operations or shareholders’ equity. Included in the reclassification are $1.3 million and $814,000 of automated teller machine expenses from “Other operating expenses” for the years ended December 31, 2017 and 2016, respectively.

3.	Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at December 31, 2018 and 2017 is as follows:

	At December 31, 2018
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$197,812	$567	$(2,120)	$196,259
Agency mortgage-backed securities	39,105	5	(611)	38,499
Municipal securities	20,807	64	(232)	20,639
Corporate bonds	62,583	87	(3,396)	59,274
Asset-backed securities	6,433	-	(90)	6,343
Total securities available for sale	$326,740	$723	$(6,449)	$321,014

U.S. Government agencies	$107,390	$-	$(3,772)	$103,618
Collateralized mortgage obligations	500,690	570	(5,793)	495,467
Agency mortgage-backed securities	153,483	-	(5,245)	148,238
Total securities held to maturity	$761,563	$570	$(14,810)	$747,323

	At December 31, 2017
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$327,972	$-	$(7,731)	$320,241
Agency mortgage-backed securities	55,664	2	(800)	54,866
Municipal securities	15,142	20	(62)	15,100
Corporate bonds	62,670	103	(2,491)	60,282
Asset-backed securities	13,414	38	-	13,452
Trust preferred securities	725	-	(236)	489
Total securities available for sale	$475,587	$163	$(11,320)	$464,430

U.S. Government agencies	$112,605	$50	$(2,235)	$110,420
Collateralized mortgage obligations	215,567	314	(3,970)	211,911
Agency mortgage-backed securities	143,041	47	(2,620)	140,468
Other securities	1,000	-	-	1,000
Total securities held to maturity	$472,213	$411	$(8,825)	$463,799

The following table presents investment securities by stated maturity at December 31, 2018. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these securities are classified separately with no specific maturity date.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$2,375	$2,375	$-	$-
After 1 year to 5 years	6,894	6,908	14,116	13,937
After 5 years to 10 years	75,320	71,734	93,274	89,681
After 10 years	5,234	5,239	-	-
Collateralized mortgage obligations	197,812	196,259	500,690	495,467
Agency mortgage-backed securities	39,105	38,499	153,483	148,238
Total	$326,740	$321,014	$761,563	$747,323

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

The Company’s investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and financial institutions. There were no private label mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) held in the investment securities portfolio as of December 31, 2018 and December 31, 2017.  There were also no MBS or CMO securities that were rated “Alt-A” or “sub-prime” as of those dates.

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

There were no impairment charges (credit losses) recorded during the years ended December 31, 2018 and 2017. Impairment charges on trust preferred securities for the year ended December 31, 2016 amounted to $7,000.

At December 31, 2018 and 2017, investment securities in the amount of approximately $710.7 million and $555.2 million, respectively, were pledged as collateral for public deposits and certain other deposits as required by law.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at December 31, 2018, 2017, and 2016 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2018	2017	2016

Beginning Balance, January 1st	$274	$937	$930
Additional credit-related impairment loss on securities for which an other-than-temporary impairment was previously recognized	-	-	7
Reductions for securities sold during the period	(274)	(663)	-
Ending Balance, December 31st	$-	$274	$937

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2018 and 2017:

	At December 31, 2018
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$58,883	$270	$83,377	$1,850	$142,260	$2,120
Agency mortgage-backed securities	1,134	10	16,768	601	17,902	611
Municipal securities	1,549	7	12,154	225	13,703	232
Corporate bonds	-	-	53,189	3,396	53,189	3,396
Asset backed securities	6,343	90	-	-	6,343	90
Total Available for Sale	$67,909	$377	$165,488	$6,072	$233,397	$6,449

	At December 31, 2018
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$5,351	$26	$98,267	$3,746	$103,618	$3,772
Collateralized mortgage obligations	44,574	475	173,467	5,318	218,041	5,793
Agency mortgage-backed securities	-	-	119,243	5,245	119,243	5,245
Total Held to Maturity	$49,925	$501	$390,977	$14,309	$440,902	$14,810

	At December 31, 2017
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$150,075	$1,565	$170,166	$6,166	$320,241	$7,731
Agency mortgage-backed securities	29,967	226	21,045	574	51,012	800
Municipal securities	5,742	27	2,656	35	8,398	62
Corporate bonds	-	-	52,509	2,491	52,509	2,491
Asset backed securities	-	-	-	-	-	-
Trust preferred securities	-	-	489	236	489	236
Total Available for Sale	$185,784	$1,818	$246,865	$9,502	$432,649	$11,320

	At December 31, 2017
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$42,045	$213	$59,594	$2,022	$101,639	$2,235
Collateralized mortgage obligations	56,955	767	107,986	3,203	164,941	3,970
Agency mortgage-backed securities	55,170	221	82,479	2,399	137,649	2,620
Total Held to Maturity	$154,170	$1,201	$250,059	$7,624	$404,229	$8,825

Unrealized losses on securities in the investment portfolio amounted to $21.3 million with a total fair value of $674.3 million as of December 31, 2018 compared to unrealized losses of $20.1 million with a total fair value of $836.9 million as of December 31, 2017.  The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

The Company held fourteen U.S. Government agency securities, sixty-four collateralized mortgage obligations and twenty-six agency mortgage-backed securities that were in an unrealized loss position at December 31, 2018. Principal and interest payments of the underlying collateral for each of these securities carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of December 31, 2018.

All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At December 31, 2018, the investment portfolio included nineteen municipal securities that were in an unrealized loss position. Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of credit deterioration.

At December 31, 2018, the investment portfolio included one asset-backed security that was in an unrealized loss position. The asset-backed security held in the investment securities portfolio is a Sallie Mae bond, collateralized by student loans which are guaranteed by the U.S. Department of Education. Management believes the unrealized loss on this security was driven by changes in market interest rates and not a result of credit deterioration. At December 31, 2018, the investment portfolio also included seven corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration.

Proceeds associated with the sale of securities available for sale in 2018 were $6.4 million. Gross losses of $67,000 were realized on these sales.  The tax benefit applicable to the net losses for the year ended December 31, 2018 amounted to $18,000. Included in the 2018 sales activity was the sale of one CDO security. Proceeds from the sale of the CDO security totaled $660,000. A gross loss of $66,000 was realized on this sale. The tax benefit applicable to the net loss for the twelve months ended December 31, 2018 amounted to $17,000. Management had previously stated that it did not intend to sell the CDO security prior to its maturity or the recovery of its cost basis, nor would it be forced to sell this security prior to maturity or recovery of the cost basis.  This statement was made over a period of several years where there was limited trading activity in the pooled trust preferred CDO market resulting in fair market value estimates well below the book values. During 2018, management received several inquiries regarding the availability of the remaining CDO security and noted an increased level of trading in this type of security. As a result of the increased activity and the level of bids received, management elected to sell the remaining CDO security resulting in a net loss of $66,000 during 2018.

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

In December 2018, twenty-three CMOs and two MBSs with a fair value of $230.1 million that were previously classified as available-for-sale were transferred to the held-to-maturity category. The securities were transferred at fair value. Unrealized losses of $9.4 million associated with the transferred securities will remain in other comprehensive income and be amortized as an adjustment to yield over the remaining life of the securities. At December 31, 2018, the total approximated unrealized loss of $9.8 million remaining to be amortized includes eleven securities previously transferred in July 2014.

4.	Loans Receivable

The following table sets forth the Company’s gross loans by major categories as of December 31, 2018 and 2017:

(dollars in thousands)	December 31, 2018	December 31, 2017

Commercial real estate	$515,738	$433,304
Construction and land development	121,042	104,617
Commercial and industrial	200,423	173,343
Owner occupied real estate	367,895	309,838
Consumer and other	91,152	76,183
Residential mortgage	140,364	64,764
Total loans receivable	1,436,614	1,162,049
Deferred costs (fees)	(16)	229
Allowance for loan losses	(8,615)	(8,599)
Net loans receivable	$1,427,983	$1,153,679

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

Included in loans are loans due from directors and other related parties of $13.0 million at December 31, 2018, $8.9 million at December 31, 2017, and $7.9 million at December 31, 2016.  The Board of Directors approves loans to individual directors to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with and conform to our underwriting policies. The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2018, 2017, and 2016.

(dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Balance at beginning of year	$8,920	$7,862	$8,521
Additions	4,812	1,896	-
Repayments	(703)	(838)	(659)
Balance at end of year	$13,029	$8,920	$7,862

5.	Allowances for Loan Losses

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the years ended December 31, 2018, 2017, and 2016:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Year ended December, 2018
Allowance for loan losses:

Beginning balance:	$3,774	$725	$1,317	$1,737	$573	$392	$81	$8,599
Charge-offs	(1,603)	-	(151)	(465)	(219)	-	-	(2,438)
Recoveries	50	-	81	20	3	-	-	154
Provisions	241	52	507	741	220	502	37	2,300
Ending balance	$2,462	$777	$1,754	$2,033	$577	$894	$118	$8,615

Year ended December, 2017
Allowance for loan losses:

Beginning Balance:	$3,254	$557	$2,884	$1,382	$588	$58	$432	$9,155
Charge-offs	-	-	(1,366)	(157)	(53)	-	-	(1,576)
Recoveries	54	-	64	-	2	-	-	120
Provisions (credits)	466	168	(265)	512	36	334	(351)	900
Ending balance	$3,774	$725	$1,317	$1,737	$573	$392	$81	$8,599

Year ended December, 2016
Allowance for loan losses:

Beginning Balance:	$2,393	$338	$2,932	$2,030	$295	$14	$701	$8,703
Charge-offs	-	(60)	(143)	(1,052)	(11)	(10)	-	(1,276)
Recoveries	6	-	163	-	2	-	-	171
Provisions (credits)	855	279	(68)	404	302	54	(269)	1,557
Ending balance	$3,254	$557	$2,884	$1,382	$588	$58	$432	$9,155

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of December 31, 2018 and 2017:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2018

Allowance for loan losses:
Individually evaluated for impairment	$295	$-	$867	$217	$94	$-	$-	$1,473
Collectively evaluated for impairment	2,167	777	887	1,816	483	894	118	7,142
Total allowance for loan losses	$2,462	$777	$1,754	$2,033	$577	$894	$118	$8,615

Loans receivable:
Loans evaluated individually	$10,947	$-	$3,662	$2,560	$861	$-	$-	$18,030
Loans evaluated collectively	504,791	121,042	196,761	365,335	90,291	140,364	-	1,418,584
Total loans receivable	$515,738	$121,042	$200,423	$367,895	$91,152	$140,364	$-	$1,436,614

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2017

Allowance for loan losses:
Individually evaluated for impairment	$1,964	$-	$374	$235	$217	$-	$-	$2,790
Collectively evaluated for impairment	1,810	725	943	1,502	356	392	81	5,809
Total allowance for loan losses	$3,774	$725	$1,317	$1,737	$573	$392	$81	$8,599

Loans receivable:
Loans evaluated individually	$15,415	$-	$4,501	$3,798	$1,002	$-	$-	$24,716
Loans evaluated collectively	417,889	104,617	168,842	306,040	75,181	64,764	-	1,137,333
Total loans receivable	$433,304	$104,617	$173,343	$309,838	$76,183	$64,764	$-	$1,162,049

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans. The following table summarizes information with regard to impaired loans by loan portfolio class as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$6,332	$6,337	$-	$9,264	$9,268	$-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	1,655	5,418	-	2,756	6,674	-
Owner occupied real estate	1,905	2,013	-	2,595	2,743	-
Consumer and other	710	1,082	-	655	981	-
Residential mortgage	-	-	-	-	-	-
Total	$10,602	$14,850	$-	$15,270	$19,666	$-

With an allowance recorded:
Commercial real estate	$4,615	$5,498	$295	$6,151	$6,165	$1,964
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,007	2,195	867	1,745	1,752	374
Owner occupied real estate	655	704	217	1,203	1,206	235
Consumer and other	151	158	94	347	379	217
Residential mortgage	-	-	-	-	-	-
Total	$7,428	$8,555	$1,473	$9,446	$9,502	$2,790

Total:
Commercial real estate	$10,947	$11,835	$295	$15,415	$15,433	$1,964
Construction and land development	-	-	-	-	-	-
Commercial and industrial	3,662	7,613	867	4,501	8,426	374
Owner occupied real estate	2,560	2,717	217	3,798	3,949	235
Consumer and other	861	1,240	94	1,002	1,360	217
Residential mortgage	-	-	-	-	-	-
Total	$18,030	$23,405	$1,473	$24,716	$29,168	$2,790

The following table presents additional information regarding the Company’s impaired loans for the years ended December 31, 2018, 2017, and 2016:

	Years Ended December 31,
	2018		2017		2016
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$10,429	$288	$9,579	$366	$12,033	$264
Construction and land development	-	-	-	-	58	-
Commercial and industrial	3,341	52	2,270	37	1,828	42
Owner occupied real estate	2,275	58	1,894	58	642	10
Consumer and other	658	21	801	21	858	16
Residential mortgage	-	-	26	1	26	1
Total	$16,703	$419	$14,570	$483	$15,445	$333

With an allowance recorded:
Commercial real estate	$3,076	$-	$6,490	$14	$4,455	$52
Construction and land development	-	-	-	-	12	-
Commercial and industrial	1,862	6	2,517	68	3,357	74
Owner occupied real estate	969	25	1,390	32	2,104	31
Consumer and other	191	1	420	10	322	12
Residential mortgage	-	-	-	-	-	-
Total	$6,098	$32	$10,817	$124	$10,250	$169

Total:
Commercial real estate	$13,505	$288	$16,069	$380	$16,488	$316
Construction and land development	-	-	-	-	70	-
Commercial and industrial	5,203	58	4,787	105	5,185	116
Owner occupied real estate	3,244	83	3,284	90	2,746	41
Consumer and other	849	22	1,221	31	1,180	28
Residential mortgage	-	-	26	1	26	1
Total	$22,801	$451	$25,387	$607	$25,695	$502
The total average recorded investment on the Company’s impaired loans for the years ended December 31, 2018, 2017, and 2016 were $22.8 million, $25.4 million, and $25.7 million, respectively,  and the related interest income recognized for those dates was $451,000, $607,000, and $502,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2018 and 2017:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2018
Commercial real estate	$339	$921	$4,631	$5,891	$509,847	$515,738	$-
Construction and land development	-	-	-	-	121,042	121,042	-
Commercial and industrial	280	-	3,661	3,941	196,482	200,423	-
Owner occupied real estate	-	653	1,188	1,841	366,054	367,895	-
Consumer and other	214	-	861	1,075	90,077	91,152	-
Residential mortgage	302	-	-	302	140,062	140,364	-
Total	$1,135	$1,574	$10,341	$13,050	$1,423,564	$1,436,614	$-

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2017
Commercial real estate	$-	$-	$8,963	$8,963	$424,341	$433,304	$-
Construction and land development	-	-	-	-	104,617	104,617	-
Commercial and industrial	969	-	2,895	3,864	169,479	173,343	-
Owner occupied real estate	-	-	2,136	2,136	307,702	309,838	-
Consumer and other	144	-	851	995	75,188	76,183	-
Residential mortgage	-	-	-	-	64,764	64,764	-
Total	$1,113	$-	$14,845	$15,958	$1,146,091	$1,162,049	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within our internal risk rating system as of December 31, 2018 and 2017:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2018:
Commercial real estate	$510,186	$921	$4,631	$-	$515,738
Construction and land development	121,042	-	-	-	121,042
Commercial and industrial	196,751	10	3,382	280	200,423
Owner occupied real estate	364,032	1,303	2,560	-	367,895
Consumer and other	90,291	-	861	-	91,152
Residential mortgage	140,240	124	-	-	140,364
Total	$1,422,542	$2,358	$11,434	$280	$1,436,614

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2017:
Commercial real estate	$423,382	$959	$8,963	$-	$433,304
Construction and land development	104,617	-	-	-	104,617
Commercial and industrial	168,702	140	4,221	280	173,343
Owner occupied real estate	306,040	-	3,798	-	309,838
Consumer and other	75,181	-	1,002	-	76,183
Residential mortgage	64,637	127	-	-	64,764
Total	$1,142,559	$1,226	$17,984	$280	$1,162,049

The following table shows non-accrual loans by class as of December 31, 2018 and 2017:

(dollars in thousands)	December 31, 2018	December 31, 2017

Commercial real estate	$4,631	$8,963
Construction and land development	-	-
Commercial and industrial	3,661	2,895
Owner occupied real estate	1,188	2,136
Consumer and other	861	851
Residential mortgage	-	-
Total	$10,341	$14,845

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $498,000, $590,000, and $1.0 million, for 2018, 2017, and 2016, respectively.

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

The following table summarizes information with regard to outstanding troubled debt restructurings at December 31, 2018 and 2017:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
December 31, 2018
Commercial real estate	1	$6,316	$-	$6,316
Construction and land development	-	-	-	-
Commercial and industrial	3	-	1,224	1,224
Owner occupied real estate	1	-	242	242
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	5	$6,316	$1,466	$7,782

December 31, 2017
Commercial real estate	1	$6,452	$-	$6,452
Construction and land development	-	-	-	-
Commercial and industrial	3	1,175	349	1,524
Owner occupied real estate	1	242	-	242
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	5	$7,869	$349	$8,218

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

There were no loan modifications made during the twelve months ended December 31, 2018 that met the criteria of a TDR.

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

After a loan is determined to be a TDR, we continue to track its performance under the most recent restructured terms. There were three TDRs that subsequently defaulted during the year ended December 31, 2018. There were no TDRs that subsequently defaulted during the years ended December 31, 2017 and 2016.

There were no residential mortgages in the process of foreclosure as of December 31, 2018 and December 31, 2017, respectively. Other real estate owned relating to residential real estate was $0 and $42,000 at December 31, 2018 and 2017, respectively.

6.	Other Real Estate Owned

Other real estate owned consists of properties acquired as a result of foreclosures or deeds in-lieu-of foreclosure. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. As of December 31, 2018 the balance of OREO is comprised of six commercial and construction properties.

The following table presents a reconciliation of other real estate owned for the years ended December 31, 2018, 2017, and 2016:

(dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Beginning Balance, January 1st	$6,966	$10,174	11,313
Additions	315	291	616
Valuation adjustments	(563)	(3,000)	(355)
Dispositions	(495)	(499)	(1,400)
Ending Balance	$6,223	$6,966	10,174

7.	Premises and Equipment

A summary of premises and equipment is as follows:

(dollars in thousands)	December 31, 2018	December 31, 2017
Land	$15,957	$12,711
Buildings	49,204	40,519
Leasehold improvements	20,396	20,477
Furniture, fixtures and equipment	21,430	18,521
Construction in progress	8,041	4,961
	115,028	97,189
Less accumulated depreciation	(27,367)	(22,242)
Net premises and equipment	$87,661	$74,947

Depreciation expense on premises and equipment amounted to approximately $5.4 million, $4.6 million, and $3.5 million in 2018, 2017, and 2016, respectively. The construction in progress balance of $8.0 million mainly represents costs incurred for the selection and development of future store locations.  Of this balance, $2.7 million represents land purchased and land deposits for seven future store locations. Contractual construction commitments related to future store locations were $8.0 million as of December 31, 2018.

8.	Borrowings

Republic has a line of credit with the Federal Home Loan Bank (“FHLB”) of Pittsburgh with a maximum borrowing capacity of $717.1 million as of December 31, 2018. As of December 31, 2018 and 2017, there were no fixed term borrowings against this line of credit. As of December 31, 2018, we had overnight borrowings of $91.4 million at a rate of 2.65% against this line of credit. There were no overnight borrowings outstanding as of December 31, 2017. As of December 31, 2018 and 2017, FHLB had issued letters of credit, on Republic’s behalf, totaling $100.0 million and $75.0 million, respectively, against its available credit line, primarily to be used as collateral for public deposits. There were no fixed term advances outstanding at any month-end during 2018 and 2017.  At December 31, 2018, $1.0 billion of loans collateralized the overnight advance and the letter of credit. The maximum amount of overnight borrowings outstanding at any month-end was $206.9 million in 2018 and $82.9 million in 2017.

Republic also has a line of credit in the amount of $10.0 million available for the purchase of federal funds through the Atlantic Community Bankers Bank (“ACBB”). At December 31, 2018 and 2017, Republic had no amount outstanding against the line at ACBB. There were no overnight advances on this line at any month end in 2018 and 2017.

Republic also established a line of credit with Zions Bank in the amount of $15.0 million to assist in managing our liquidity position during the year ended December 31, 2018. At December 31, 2018, Republic had no amount outstanding against the line at Zions Bank. There were no overnight balances on this line at any month end in 2018.

Subordinated debt and corporation-obligated-mandatorily redeemable capital securities of subsidiary trust holding solely junior obligations of the corporation:

The Company has sponsored two outstanding issues of corporation-obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the corporation, more commonly known as trust preferred securities. The subsidiary trusts are not consolidated with the Company for financial reporting purposes.  The purpose of the issuances of these securities was to increase capital.  The trust preferred securities qualify as Tier 1 capital for regulatory purposes in an amount up to 25% of total Tier 1 capital.

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

On June 10, 2008, the Company caused Republic First Bancorp Capital Trust IV (“Trust IV”) to issue $10.8 million of convertible trust preferred securities as part of the Company’s strategic capital plan.  The securities were purchased by various investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp and, since December 5, 2016, chairman of the Company.  This investor group also included a family trust of Harry D. Madonna, president and chief executive officer of Republic First Bancorp, Inc, and Theodore J. Flocco, Jr., who, since the investment, has been elected to the Company’s Board of Directors and serves as the Chairman of the Audit Committee. Trust IV also issued $0.3 million of common securities to the Company.  Trust IV purchased $11.1 million of junior subordinated debentures due 2038, which paid interest at an annual rate of 8.0% and were callable after the fifth year under certain terms and conditions. The trust preferred securities of Trust IV were convertible into approximately 1.7 million shares of common stock of the Company, based on a conversion price of $6.50 per share of Company common stock. One independent director converted $240,000 of trust preferred securities into 37,000 shares of common stock in 2017. On January 31, 2018, the Company notified the existing holders of Trust IV of its intent to fully redeem these securities in accordance with the Optional Redemption terms included in the Indenture Agreement. The securities were redeemed on March 31, 2018 at a price equal to the outstanding principal amount. The holders had the option to convert these securities into shares of the Company’s common stock at any time until the end of the last business day preceding the redemption date. During the first quarter of 2018, $10.1 million of trust preferred securities were converted into 1.6 million shares of common stock. After redemption of the remaining securities on March 31 2018, Trust IV was dissolved.

Deferred issuance costs included in subordinated debt were $82,000 and $555,000 at December 31, 2018 and December 31, 2017, respectively. Amortization of deferred issuance costs were $6,000, $29,000, and $24,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Deferred issuance costs in the amount of $467,000 were recorded against additional paid in capital during the first quarter of 2018 as a result of the conversion of trust preferred securities into common stock in accordance with ASC 470-20.

9.	Deposits

The following is a breakdown, by contractual maturities of the Company’s certificates of deposit for the years 2019 through 2023.

(dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total

Certificates of Deposit	$94,022	$57,138	$1,135	$958	$1,004	$-	$154,257

Certificates of deposit of $250,000 or more totaled $104.6 million and $57.5 million at December 31, 2018 and 2017, respectively.

Deposits of related parties totaled $102.7 million and $107.1 million at December 31, 2018 and 2017, respectively. Brokered deposits totaled $18.6 million and $18.4 million at December 31, 2018 and 2017, respectively. Overdrafts totaled $277,000 and $132,000 at December 31, 2018 and 2017, respectively.

10.	Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2018, 2017, and 2016 consists of the following:

(dollars in thousands)	2018	2017	2016
Current
Federal	$-	$2,137	$261
State	51	-	-
Deferred
Federal	2,006	(5,056)	(380)
State	(479)	-	-
Total provision (benefit) for income taxes	$1,578	$(2,919)	$(119)

The following table reconciles the difference between the actual tax provision and the amount per the statutory federal income tax rate of 21.0% for the year ended December 31, 2018 and 35.0% for the years ended December 31, 2017, and 2016.

(dollars in thousands)	2018	2017	2016
Tax provision computed at federal statutory rate	$2,143	$2,095	$1,689
State income tax, net of federal benefit	(340)	-	-
Tax exempt interest	(430)	(573)	(582)
Deferred tax only items	199	-	-
Effect of change in tax rate	-	7,661	-
Deferred tax asset valuation allowance adjustment	-	(12,214)	(1,508)
Other	6	112	282
Total provision (benefit) for income taxes	$1,578	$(2,919)	$(119)

The significant components of the Company’s net deferred tax asset as of December 31, 2018 and 2017 are as follows:

(dollars in thousands)	2018	2017
Deferred tax assets
Allowance for loan losses	$2,185	$2,047
Deferred compensation	591	557
Unrealized losses on securities available for sale	3,935	2,789
Realized losses in other than temporary impairment charge	-	65
Foreclosed real estate write-downs	2,351	1,468
Interest income on non-accrual loans	615	525
Net operating loss carryforward	3,541	5,549
Other	1,472	1,266
Total deferred tax assets	14,690	14,266
Deferred tax liabilities
Deferred loan costs	1,103	998
Premises and equipment	634	211
Other	619	342
Total deferred tax liabilities	2,356	1,551
Net deferred tax asset	$12,334	$12,715

The Company’s net deferred tax asset decreased to $12.3 million at December 31, 2018 compared to $12.7 million at December 31, 2017. The Company began recognizing an increased provision for federal and state income taxes during the first quarter of 2018 after reversing our deferred tax asset valuation allowance during the fourth quarter of 2017. The company initially recorded a deferred tax asset valuation allowance in 2011 and continued to carry this allowance after determining that some portion of the deferred tax asset balance may not be realized within its life cycle based on the weight of available evidence. Adjustments to the valuation allowance resulted in the recognition of a minimal provision for income taxes in each period until its reversal in 2017. The effective tax rates for the year ended December 31, 2018 and 2017 were 15% and 27%, excluding the adjustment to the deferred tax asset valuation allowance and offsets for the impact of the new tax legislation.

The $12.3 million net deferred tax asset as of December 31, 2018 is comprised of $3.5 million currently recognizable through net operating loss carryforwards (“NOLs”) and $8.8 million attributable to several items associated with temporary timing differences which will reverse at some point in the future to provide a net reduction in tax liabilities. The Company’s largest future reversal relates to its unrealized losses on securities available for sale, which totaled $3.9 million as of December 31, 2018.

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

In conducting the deferred tax asset analysis, the Company believes it is important to consider the unique characteristics of an industry or business.  In particular, characteristics such as business model, level of capital and reserves held by financial institutions and their ability to absorb potential losses are important distinctions to be considered for bank holding companies like the Company. In addition, it is also important to consider that NOLs for federal income tax purposes can generally be carried back two years and carried forward for a period of twenty years, for NOLs created prior to January 1, 2018.  The Company has a federal NOL in the amount of $16.9 million which will begin to expire after December 31, 2030 through December 31, 2031 if not utilized prior to that date. In order to realize our deferred tax assets, we must generate sufficient taxable income in future years prior to expiration.

In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available. Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified.

Positive evidence evaluated when considering the need for a valuation allowance included:

•	the annual improvement in pre-tax earnings during the four year period ended December 31, 2018;

•	strong growth in interest-earning assets is expected to continue and is supported by the capital raise completed during the fourth quarter of 2016;

•	deposit growth in the stores opened since the inception of the “Power of Red is Back” growth and expansion strategy in 2014 has met or exceeded expectations;

•	loan growth during 2018 was greater than 20%;

•	the acquisition of a residential mortgage lending team (Oak Mortgage Company) completed in July 2016 continues to supplement earnings growth;

•	the ratio of non-performing assets to total assets along with other credit quality metrics continue to improve; and

•	a cumulative loss has not been recorded in recent years.

Negative evidence evaluated when considering the need for a valuation allowance included:

•	profitability metrics including return on average assets and return on average equity remain below industry standards;

•	the Bank’s net interest margin declined during 2018 as a result of the challenging interest rate environment; and

•
past earnings have been heavily dependent upon the success of the SBA Lending Team which has recently experienced reduced loan volumes and the recently acquired Mortgage Division which can be significantly impacted by a changing interest rate environment and other various economic factors.

The ongoing success of the Company’s growth and expansion strategy, along with the successful integration of the mortgage company and the limited exposure remaining with current asset quality issues put the Company in a position to rely on projections of future taxable income when evaluating the need for a valuation allowance against its deferred tax assets. Based on the guidance provided in FASB Accounting Standards Codification Topic 740 (ASC 740), the Company believed that the positive evidence considered at December 31, 2017 outweighed the negative evidence and that it was more likely than not that all of the Company’s deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance was not required at December 31, 2017 and a $10.6 million benefit for income taxes was recorded in the fourth quarter of 2017 to reflect the reversal of the valuation allowance.

The net deferred tax asset balance was $12.3 million as of December 31, 2018 and $12.7 million as of December 31, 2017.  The Company recorded a partial valuation allowance related to the deferred tax asset balance in the amount of $12.2 million as of December 31, 2016. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The Company has not identified any uncertain tax position as of December 31, 2018. No interest or penalties have been recorded for the years ended December 31, 2018, 2017, and 2016. The Internal Revenue Service has completed its audits of the Company’s federal tax returns for all tax years through December 31, 2014. The Pennsylvania Department of Revenue is not currently conducting any income tax audits. The Company’s federal income tax returns filed subsequent to 2015 remain subject to examination by the Internal Revenue Service.

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $286.4 million and $264.3 million and standby letters of credit of approximately $13.9 million and $12.6 million at December 31, 2018 and 2017, respectively. Commitments often expire without being drawn upon. Of the $286.4 million of commitments to extend credit at December 31, 2018, substantially all were variable rate commitments.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of liability as of December 31, 2018 and 2017 for guarantees under standby letters of credit issued is not material

12.	Commitments and Contingencies

Lease Arrangements

As of December 31, 2018, the Company had entered into non-cancelable leases expiring on various dates through December 31, 2058.  Certain leases include escalation clauses that will require increasing cash payments over the term of the lease.  The leases are accounted for as operating leases. The minimum annual rental payments required under these leases are as follows (dollars in thousands):

Year Ended	Amount

2019	$4,124
2020	4,128
2021	2,879
2022	2,590
2023	1,916
Thereafter	36,036
Total	$51,673

The Company incurred rent expense of $4.4 million, $4.0 million, and $3.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Dividend payments by Republic to the Company are subject to the Pennsylvania Banking Code of 1965 (the “Banking Code”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Republic would be limited to $48.5 million of dividends plus an additional amount equal to its net profit for 2019, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios.

State and Federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by Republic. Federal banking agencies impose four minimum capital requirements on the Company’s risk-based capital ratios based on total capital, Tier 1 capital, CET 1 capital, and a leverage capital ratio. The risk-based capital ratios measure the adequacy of a bank’s capital against the riskiness of its assets and off-balance sheet activities. Failure to maintain adequate capital is a basis for “prompt corrective action” or other regulatory enforcement action. In assessing a bank’s capital adequacy, regulators also consider other factors such as interest rate risk exposure; liquidity, funding and market risks; quality and level or earnings; concentrations of credit; quality of loans and investments; risks of any nontraditional activities; effectiveness of bank policies; and management’s overall ability to monitor and control risks.

The following table presents the Company’s and Republic’s capital regulatory ratios calculated based on Basel III guidelines at December 31, 2018 and 2017:

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2018:

Total risk based capital
Republic	$231,610	13.26%	$139,722	8.00%	$172,489	9.875%	$174,652	10.00%
Company	262,964	15.03%	140,009	8.00%	172,824	9.875%	-	-%
Tier one risk based capital
Republic	222,995	12.77%	104,791	6.00%	137,539	7.875%	139,722	8.00%
Company	254,349	14.53%	105,007	6.00%	137,821	7.875%	-	-%
CET 1 risk based capital
Republic	222,995	12.77%	78,594	4.50%	111,341	6.375%	113,524	6.50%
Company	243,349	13.90%	78,755	4.50%	111,570	6.375%	-	-%
Tier one leveraged capital
Republic	222,995	8.21%	108,685	4.00%	108,685	4.00%	135,857	5.00%
Company	254,349	9.35%	108,800	4.00%	108,800	4.00%	-	-%

At December 31, 2017:

Total risk based capital
Republic	$187,732	12.57%	$119,446	8.00%	$138,109	9.25%	$149,307	10.00%
Company	249,510	16.70%	119,521	8.00%	138,197	9.25%	-	-%
Tier one risk based capital
Republic	179,133	12.00%	89,584	6.00%	108,248	7.25%	119,446	8.00%
Company	240,911	16.13%	89,641	6.00%	108,316	7.25%	-	-%
CET 1 risk based capital
Republic	179,133	12.00%	67,188	4.50%	85,852	5.75%	97,050	6.50%
Company	220,433	14.75%	67,231	4.50%	85,906	5.75%	-	-%
Tier one leveraged capital
Republic	179,133	7.91%	90,531	4.00%	90,531	4.00%	113,164	5.00%
Company	240,911	10.64%	90,586	4.00%	90,586	4.00%	-	-%

Management believes that Republic met, as of December 31, 2018, all capital adequacy requirements to which it is subject. As of December 31, 2018 and 2017, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act.  There are no calculations or events since that notification that management believes have changed Republic’s category.

Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1, Tier 1, and total risk-based capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned to one of several categories of risk-weights, based primarily on relative risk.  Under the Federal Reserve’s rules, Republic is required to maintain a minimum common equity Tier 1 capital ratio requirement of 4.5%, a minimum Tier 1 capital ratio requirement of 6%, a minimum total capital requirement of 8% and a minimum leverage ratio requirement of 4%.  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.  The capital conservation buffer, which is composed of common equity tier 1 capital, began on January 1, 2016 at the 0.625% level and has been phased in over a three year period (increasing by that amount on each January 1, until it reaches 2.5% on January 1, 2019).  Implementation of the deductions and other adjustments to common equity tier 1 capital began on January 1, 2015 and have been phased-in over a three-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter.

The following table shows the required capital ratios with the conversation buffer over the phase-in period.

	Basel III Community Banks Minimum Capital Ratio Requirements
	2016	2017	2018	2019

Common equity tier 1 capital (CET1)	5.125%	5.750%	6.375%	7.000%
Tier 1 capital (to risk weighted assets)	6.625%	7.250%	7.875%	8.500%
Total capital (to risk-weighted assets)	8.625%	9.250%	9.875%	10.500%

The Company believes that, as of December 31, 2018, all capital adequacy requirements are met under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

14.	Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Company limited to 4% of total salary. The total expense charged to Republic, and included in salaries and employee benefits relating to the plan, was $1.1 million in 2018, $927,000 in 2017, and $627,000 in 2016.

Directors’ and Officers’ Plans

The Company has agreements that provide for an annuity payment upon the retirement or death of certain directors and officers, ranging from $15,000 to $25,000 per year for ten years. The agreements were modified for most participants in 2001, to establish a minimum age of 65 to qualify for the payments. All participants are fully vested. The accrued benefits under the plan amounted to $1.1 million at December 31, 2018 and $1.2 million at December 31, 2017, which is included in other liabilities. The expense for the years ended December 31, 2018, 2017, and 2016, totaled $18,000, $24,000, and $31,000, respectively, which is included in salaries and employee benefits. The Company funded the plan through the purchase of certain life insurance contracts. The aggregate cash surrender value of these contracts (owned by the Company) was $2.5 million at December 31, 2018 and $2.4 million at December 31, 2017 and is included in other assets.

The Company maintains a deferred compensation plan for the benefit of certain officers and directors. The plan permits certain participants to make elective contributions to their accounts, subject to applicable provisions of the Internal Revenue Code.  In addition, the Company may make discretionary contributions to participant accounts.  Company contributions are subject to vesting, and generally vest three years after the end of the plan year to which the contribution applies, subject to acceleration of vesting upon certain changes in control (as defined in the plan) and to forfeiture upon termination for cause (as defined in the plan).  Participant accounts are adjusted to reflect contributions and distributions, and income, gains, losses, and expenses as if the accounts had been invested in permitted investments selected by the participants, including Company common stock.  The plan provides for distributions upon retirement and, subject to applicable limitations under the Internal Revenue Code, limited hardship withdrawals.  As of both December 31, 2018 and 2017, $1.2 million in benefits had vested and the accrued benefits are included in other liabilities. A reduction in expense of $15,000 was recognized for the deferred compensation plan during 2018. Expense recognized for the deferred compensation plan for 2017 and 2016 was $28,000 and $88,000, respectively, and is included in salaries and employee benefits. Although the plan is an unfunded plan, and does not require the Company to segregate any assets, the Company has purchased shares of Company common stock in anticipation of its obligation to pay benefits under the plan.  Such shares are classified in the financial statements as stock held by deferred compensation plan.  No purchases were made in 2018, 2017, and 2016. As of December 31, 2018, approximately 25,437 shares of Company common stock were classified as stock held by deferred compensation plan.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2018 and December 31, 2017 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

December 31, 2018
Assets:

Collateralized mortgage obligations	$196,259	$-	$196,259	$-
Agency mortgage-backed securities	38,499	-	38,499	-
Municipal securities	20,639	-	20,639	-
Corporate bonds	59,274	-	56,205	3,069
Asset-backed securities	6,343	-	6,343	-
Securities Available for Sale	$321,014	$-	$317,945	$3,069

Mortgage Loans Held for Sale	$20,887	$-	$20,887	$-
SBA Servicing Assets	4,785	-	-	4,785
Interest Rate Lock Commitments	410	-	410	-
Best Efforts Forward Loan Sales Commitments	5	-	5	-
Mandatory Forward Loan Sales Commitments	10	-	10	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	138	-	138	-
Mandatory Forward Loan Sales Commitments	230	-	230	-

December 31, 2017
Assets:

Collateralized mortgage obligations	$320,241	$-	$320,241	$-
Agency mortgage-backed securities	54,866	-	54,866	-
Municipal securities	15,100	-	15,100	-
Corporate bonds	60,282	-	57,196	3,086
Asset-backed securities	13,452	-	13,452	-
Trust Preferred Securities	489	-	-	489
Securities Available for Sale	$464,430	$-	$460,855	$3,575

Mortgage Loans Held for Sale	$43,375	$-	$43,375	$-
SBA Servicing Assets	5,243	-	-	5,243
Interest Rate Lock Commitments	363	-	363	-
Best Efforts Forward Loan Sales Commitments	5	-	5	-
Mandatory Forward Loan Sales Commitments	19	-	19	-

Liabilities:

Interest Rate Lock Commitments	1	-	1	-
Best Efforts Forward Loan Sales Commitments	93	-	93	-
Mandatory Forward Loan Sales Commitments	195	-	195	-

The following table presents an analysis of the activity in the SBA servicing assets for the years ended December 31, 2018, 2017, and 2016:

(dollars in thousands)	2018	2017	2016
Beginning balance, January 1st	$5,243	$5,352	4,886
Additions	1,000	1,078	1,541
Fair value adjustments	(1,458)	(1,187)	(1,075)
Ending balance, December 31st	$4,785	$5,243	5,352

Fair value adjustments are recorded as loan and servicing fees on the statement of income.  Servicing fee income, not including fair value adjustments, totaled $2.0 million, $1.8 million, and $1.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. Total loans in the amount of $204.4 million at December 31, 2018 and $204.9 million at December 31, 2017 were serviced for others.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1,	$489	$3,086	$1,820	$2,971	$1,883	$2,834
Security transferred to Level 3 measurement	-	-	-	-	-	-
Unrealized (losses) gains	237	(17)	1,006	115	(56)	137
Paydowns		-	-	-	-	-
Proceeds from sales	(660)	-	(1,539)	-	-	-
Realized losses	(66)	-	(798)	-	-	-
Impairment charges on Level 3	-	-	-	-	(7)	-
Balance, December 31,	$-	$3,069	$489	$3,086	$1,820	$2,971

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2018 and 2017, respectively, were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2018:
Impaired loans	$5,955	$-	$-	$5,955
Other real estate owned	1,114	-	-	1,114

December 31, 2017:
Impaired loans	$7,322	$-	$-	$7,322
Other real estate owned	5,727	-	-	5,727

The table below presents additional quantitative information about Level 3 assets measured at fair value (dollars in thousands):

		Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2018

Corporate bonds	$3,069	Discounted Cash Flows	Discount Rate	(8.24%)

		Discounted	Conditional Prepayment Rate	(10.31%)
SBA servicing assets	$4,785	Cash Flows
			Discount Rate	(11.50%)

Impaired loans	$5,955	Appraised Value of Collateral (1)	Liquidation expenses (2)	11% - 24% (13%) (3)

Other real estate owned	$1,114	Appraised Value of Collateral (1)	Liquidation expenses (2)	(7%) (3)

December 31, 2017

Corporate bonds	$3,086	Discounted Cash Flows	Discount Rate	(5.99%)

Trust preferred securities	$489	Discounted Cash Flows	Discount Rate	(8.33%)

		Discounted	Conditional Prepayment Rate	(7.85%)
SBA servicing assets	$5,243	Cash Flows
			Discount Rate	(10.50%)

Impaired loans	$7,322	Appraised Value of Collateral (1)	Liquidation expenses (2)	10% - 21% (14%) (3)

		Appraised Value of Collateral (1)	Liquidation expenses (2)	(22%) (3)
Other real estate owned	$5,727
		Sales Price	Liquidation expenses (2)	4% - 7% (7%) (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2018 and December 31, 2017:

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

The types of instruments valued based on matrix pricing in active markets include all of the Company’s U.S. government and agency securities, corporate bonds, asset backed securities, and municipal obligations held in the investment securities portfolio. Such instruments are generally classified within Level 2 of the fair value hierarchy. As required by ASC 820-10, the Company does not adjust the matrix pricing for such instruments.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows. Republic has one Level 3 investment classified as available for sale which is a single corporate bond.

The corporate bond included in Level 3 was transferred from Level 2 in 2010 and is not actively traded.  Impairment would depend on the repayment ability of the underlying issuer, which is assessed through a detailed quarterly review of the issuer’s financial statements.  The issuer is a “well capitalized” financial institution as defined by federal banking regulations and has demonstrated the ability to raise additional capital, when necessary, through the public capital markets. The fair value of this corporate bond is estimated by obtaining a price of a comparable floating rate debt instrument through Bloomberg.

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect their economic value. Interest income on loans held for sale, totaled $1.2 million and $976,000 for the twelve months ended December 31, 2018 and December 31, 2017, respectively, are included in interest and fees in the statements of income.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of December 31, 2018 and December 31, 2017 (dollars in thousands):

	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
December 31, 2018	$20,887	$20,071	$816

December 31, 2017	$43,375	$42,046	$1,329

Changes in the excess carrying amount over aggregate unpaid principal balance are recorded in the statement of income in mortgage banking income. Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at December 31, 2018 and December 31, 2017.

Interest Rate Lock Commitments (“IRLC”)

The Company determines the value of IRLC’s by comparing the market price to the price locked in with the customer, adding fees or points to be collected at closing, subtracting commissions to be paid at closing, and subtracting estimated remaining loan origination costs to the bank based on the processing status of the loan, The Company also considers pull-through as it determines the fair value of IRLC’S Factors that affect pull-through rates include the origination channel, current mortgage interest rates in the market versus the interest rate incorporated in the IRLC, the purpose of the mortgage (purchase versus financing), the stage of completion of the underlying application and underwriting process, and the time remaining until the IRLC expires. IRLCs are classified within Level 2 of the valuation hierarchy.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value. Fair value is determined through valuations periodically performed by third-party appraisers, and the real estate is carried at the lower of its carrying amount or fair value less estimated costs to sell. Any declines in the fair value of the real estate properties below the initial cost basis are recorded through a valuation expense. At December 31, 2018 and December 31, 2017, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market. At December 31, 2018 and December 31, 2017, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	December 31, 2018	December 31, 2017

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$4,785	$5,243

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	2%	2%
Adjustable-rate SBA loans	98%	98%
Total	100%	100%

Weighted Average Remaining Term	20.4 years	20.5 years

Prepayment Speed	10.31%	7.85%
Effect on fair value of a 10% increase	$(170)	$(171)
Effect on fair value of a 20% increase	(330)	(333)

Weighted Average Discount Rate	11.50%	10.50%
Effect on fair value of a 10% increase	$(186)	$(211)
Effect on fair value of a 20% increase	(359)	(407)

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

The estimated fair values of the Company’s financial instruments at December 31, 2018 were as follows:

	Fair Value Measurements at December 31, 2018
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$72,473	$72,473	$72,473	$-	$-
Investment securities available for sale	321,014	321,014	-	317,945	3,069
Investment securities held to maturity	761,563	747,323	-	747,323	-
Restricted stock	5,754	5,754	-	5,754	-
Loans held for sale	26,291	26,291	-	20,887	5,404
Loans receivable, net	1,427,983	1,410,945	-	-	1,410,945
SBA servicing assets	4,785	4,785	-	-	4,785
Accrued interest receivable	9,025	9,025	-	9,025	-
Interest rate lock commitments	410	410	-	410	-
Best efforts forward loan sales commitments	5	5	-	5	-
Mandatory forward loan sales commitments	10	10	-	10	-

Financial liabilities:
Deposits
Demand, savings and money market	$2,238,610	$2,238,610	$-	$2,238,610	$-
Time	154,257	152,989	-	152,989	-
Subordinated debt	11,259	8,279	-	-	8,279
Accrued interest payable	558	558	-	558	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	138	138	-	138	-
Mandatory forward loan sales commitments	230	230	-	230	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

The estimated fair values of the Company’s financial instruments at December 31, 2017 were as follows:

	Fair Value Measurements at December 31, 2017
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$61,942	$61,942	$61,942	$-	$-
Investment securities available for sale	464,430	464,430	-	460,855	3,575
Investment securities held to maturity	472,213	463,799	-	463,799	-
Restricted stock	1,918	1,918	-	1,918	-
Loans held for sale	45,700	45,714	-	43,375	2,339
Loans receivable, net	1,153,679	1,120,305	-	-	1,120,305
SBA servicing assets	5,243	5,243	-	-	5,243
Accrued interest receivable	7,009	7,009	-	7,009	-
Interest rate lock commitments	363	363	-	363	-
Best efforts forward loan sales commitments	5	5	-	5	-
Mandatory forward loan sales commitments	19	19	-	19	-

Financial liabilities:
Deposits
Demand, savings and money market	$1,946,558	$1,946,558	$-	$1,946,558	$-
Time	116,737	115,673	-	115,673	-
Subordinated debt	21,681	18,458	-	-	18,458
Accrued interest payable	293	293	-	293	-
Interest rate lock commitments	1	1	-	1	-
Best efforts forward loan sales commitments	93	93	-	93	-
Mandatory forward loan sales commitments	195	195	-	195	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

16.	Stock Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“the 2005 Plan”), under which the Company granted options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company’s 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of December 31, 2018, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company’s stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company’s shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At December 31, 2018, the maximum number of common shares issuable under the 2014 Plan was 6.3 million shares. During the twelve months ended December 31, 2018, 1,106,800 options were granted under the 2014 Plan with a fair value of $3,030,999. During 2018, options to purchase the Company’s common stock were granted to certain employees and directors. The exercise price for the options granted was equal to the closing price of the Company’s common stock on the date of grant. The options issued are subject to a one to four year vesting period and expire after ten years.

The Company utilized the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2018, 2017, and 2016 is as follows:

	2018		2017		2016
Dividend yield(1)	0.0%		0.0%		0.0%
Expected volatility	28.22%	(2)	44.00% to 50.09%	(3)	46.38% to 52.54%	(3)
Risk-free interest rate(4)	2.35% to 2.96%		1.89% to 2.30%		1.23% to 1.82%
Expected life(5)	6.25 years		5.5 to 7.0 years		5.5 to 7.0 years
Assumed forfeiture rate(6)	4.0%		6.0%		10.0%

(1) A dividend yield of 0.0% is utilized because cash dividends have never been paid.
(2) The expected volatility was based on the historical volatility of the Company’s common stock price as adjusted for certain historical periods of extraordinary volatility in order to estimate expected volatility.
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

During 2018, 753,864 options vested as compared to 529,624 options in 2017 and 519,050 options in 2016. Expense is recognized ratably over the period required to vest.  At December 31, 2018, the intrinsic value of the 3,861,650 options outstanding was $4.3 million, while the intrinsic value of the 1,899,487 exercisable (vested) options was $3.6 million.  During 2018, 76,125 options were forfeited with a weighted average grant date fair value of $235,000.

Information regarding stock based compensation for the years ended December 31, 2018, 2017, and 2016 is set forth below:

	2018	2017	2016
Stock based compensation expense recognized	$2,116,000	$1,842,000	$759,000
Number of unvested stock options	1,962,163	1,659,102	1,283,226
Fair value of unvested stock options	$5,550,820	$4,587,565	$2,184,773
Amount remaining to be recognized as expense	$3,406,394	$2,508,314	$1,104,424

The remaining amount of $3.4 million will be recognized ratably as expense through December 2022.

A summary of stock option activity under the Plan as of December 31, 2018, 2017, and 2016 is as follows:

	For the Years Ended December 31,
	2018		2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	3,005,825	$4.98	2,332,900	$3.70	1,947,725	$3.56
Granted	1,106,800	8.34	916,000	8.03	661,750	4.06
Exercised	(174,850)	3.83	(197,975)	3.26	(226,275)	3.21
Forfeited	(76,125)	6.80	(45,100)	7.95	(50,300)	5.21
Outstanding, end of year	3,861,650	$5.96	3,005,825	$4.98	2,332,900	$3.70

Options exercisable at year-end	1,899,487	$4.53	1,346,723	$3.55	1,049,674	$3.70

Weighted average fair value of options granted during the year		$2.85		$3.75		$1.80

A summary of stock option exercises and related proceeds during the years end December 31, 2018, 2017, and 2016 is as follows:

	For the Years Ended December 31,
	2018	2017	2016

Number of options exercised	174,850	197,975	226,275
Cash received	$670,413	$646,263	$726,157
Intrinsic value	$814,855	$991,957	$739,699
Tax benefit	$12,288	$81,589	$-

The following table summarizes information about options outstanding at December 31, 2018:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$ 1.55 to $3.53	518,200	3.5	$2.52	508,200	$2.50
$ 3.55 to $3.95	663,050	5.5	3.62	526,312	3.64
$ 3.99 to $7.85	737,225	6.2	4.50	435,850	4.55
$ 8.00 to $9.50	1,943,175	8.5	8.23	429,125	8.00
	3,861,650		$5.96	1,899,487	$4.53

A roll-forward of non-vested options during the year ended December 31, 2018 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	1,659,102	$2.77
Granted	1,106,800	2.85
Vested	(753,864)	2.92
Forfeited	(49,875)	2.94
Nonvested, end of year	1,962,163	$2.83

17.	Segment Reporting

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

18.	Transactions with Affiliates and Related Parties

The Company made payments to related parties in the amount of $685,000, $653,000, and $1.0 million during 2018, 2017, and 2016, respectively. The disbursements made during 2018, 2017, and 2016 include $400,000, $361,000, and $450,000, respectively, in fees for marketing, graphic design, architectural and project management services paid to InterArch, a company owned by the spouse of Vernon W. Hill, II. Mr. Hill is the Chairman of the Company, and beneficially owns 8.1% of the common shares currently outstanding.  The Company paid $165,000, $172,000 and $194,000 during 2018, 2017, and 2016 to Glassboro Properties, LLC related to a land lease agreement for its Glassboro store. Mr. Hill has an ownership interest in Glassboro Properties LLC, a commercial real estate firm. Prior to his appointment as Chairman in December 2016, Mr. Hill acted as a consultant for the Company and was paid $250,000 annually for his services.

The Company paid $120,000 during 2018, 2017 and 2016 to Brian Communications for public relations services in addition to reimbursements for out-of-pocket expenses and other reimbursable costs. Brian Tierney, a member of the Board of Directors, is the CEO of Brian Communications, a strategic communications agency.

19.	Parent Company Financial Information

The following financial statements for Republic First Bancorp, Inc. (Parent Company) should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.

Balance Sheet
December 31, 2018 and 2017
(Dollars in thousands)

	December 31, 2018	December 31, 2017
ASSETS
Cash	$27,722	$60,309
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding junior obligations of the corporation	341	676
Investment in subsidiaries	220,864	181,256
Other assets	7,572	5,931
Total Assets	$256,499	$248,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accrued expenses	$51	$31
Corporation-obligated mandatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures of the corporation	11,259	21,681
Total Liabilities	11,310	21,712

Shareholders’ Equity
Total Shareholders’ Equity	245,189	226,460

Total Liabilities and Shareholders’ Equity	$256,499	$248,172

Statements of Income, Comprehensive Income (Loss), and Changes in Shareholders’ Equity
For the years ended December 31, 2018, 2017, and 2016
(Dollars in thousands)

	2018	2017	2016

Interest income	$13	$37	$35
Total income	13	37	35

Trust preferred interest expense	441	1,225	1,160
Other expenses	4,972	1,424	717
Total expenses	5,413	2,649	1,877
Net loss before taxes	(5,400)	(2,612)	(1,842)

Benefit for income taxes	(1,640)	(914)	(645)
Loss before undistributed income of subsidiaries	(3,760)	(1,698)	(1,197)
Equity in undistributed income of subsidiaries	12,387	10,603	6,142
Net income	$8,627	$8,905	$4,945

Net income	$8,627	$8,905	$4,945
Total other comprehensive loss	(2,778)	(215)	(4,129)
Total comprehensive income (loss)	$5,849	$8,690	$816

Shareholders’ equity, beginning of year	$226,460	$215,053	$113,375
Shares issued under common stock offering	-	-	99,175
Stock based compensation	2,116	1,842	759
Stock options issued in acquisition	-	-	202
Exercise of stock options	670	646	726
Conversion of subordinated debt to common shares	10,094	229	-
Net income	8,627	8,905	4,945
Total other comprehensive loss	(2,778)	(215)	(4,129)
Shareholders’ equity, end of year	$245,189	$226,460	$215,053

Statements of Cash Flows
For the years ended December 31, 2018, 2017, and 2016
(Dollars in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$8,627	$8,905	$4,945
Adjustments to reconcile net income to net cash used in operating activities:
Share based compensation	2,116	1,842	961
Amortization of debt issuance costs	6	29	24
Increase in other assets	(1,639)	(1,342)	(716)
Net increase (decrease) in other liabilities	20	(179)	190
Equity in undistributed income of subsidiaries	(12,387)	(10,603)	(6,142)
Net cash used in operating activities	(3,257)	(1,348)	(738)

Cash flows from investing activities:
Investment in subsidiary	(30,000)	-	(40,203)
Net cash used in investing activities	(30,000)	-	(40,203)

Cash flows from financing activities:
Net proceeds from stock offering	-	-	99,175
Exercise of stock options	670	646	726
Net cash provided by financing activities	670	646	99,901

Increase (decrease) in cash	(32,587)	(702)	58,960
Cash, beginning of period	60,309	61,011	2,051
Cash, end of period	$27,722	$60,309	$61,011

20.	Quarterly Financial Data (unaudited)

 The following represents summarized unaudited quarterly financial data of the Company for each of the quarters ended during 2018 and 2017.

Summary of Selected Quarterly Consolidated Financial Data
(dollars in thousands, except per share data)

	For the Quarter Ended
	December 31st	September 30th	June 30th	March 31st
2018

Interest income	$25,293	$23,558	$22,324	$20,899
Interest expense	5,313	4,412	3,662	2,783
Net interest income	19,980	19,146	18,662	18,116
Provision for loan losses	600	500	800	400
Non-interest income	4,888	5,131	5,768	4,535
Non-interest expense	22,057	20,833	20,729	20,102
Provision for income taxes	54	622	530	372
Net income	$2,157	$2,322	$2,371	$1,777

Net income per share:
Basic	$0.04	$0.04	$0.04	$0.03
Diluted	$0.04	$0.04	$0.04	$0.03

2017

Interest income	$19,409	$17,922	$17,331	$16,187
Interest expense	2,542	2,210	2,064	1,968
Net interest income	16,867	15,712	15,267	14,219
Provision for loan losses	400	-	500	-
Non-interest income	5,012	5,778	4,969	4,338
Non-interest expense	21,622	19,165	17,685	16,804
Provision (benefit) for income taxes	(2,881)	4	(8)	(34)
Net income	$2,738	$2,321	$2,059	$1,787

Net income per share (1):
Basic	$0.05	$0.04	$0.04	$0.03
Diluted	$0.05	$0.04	$0.04	$0.03

(1)	Quarterly net income per share does not add to full year net income per share due to rounding.

21.	Changes in Accumulated Other Comprehensive Income (Loss) By Component (1)

The following table presents the changes in accumulated other comprehensive loss by component, net of taxes, for the years ended December 31, 2018, 2017, and 2016.

	Unrealized Gains (Losses) on Available- For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2018	$(7,150)	$(359)	$(7,509)
Reclassification due to the adoption of ASU 2018-02	(1,562)	(78)	(1,640)
Unrealized gain/(loss) on securities	3,927	-	3,927
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	-	(6,855)	(6,855)
Amounts reclassified from accumulated other comprehensive income to net income (2)	49	101	150
Net current-period other comprehensive income (loss)	3,976	(6,754)	(2,778)
Total change in accumulated other comprehensive income (loss)	2,414	(6,832)	(4,418)
Balance December 31, 2018	$(4,736)	$(7,191)	$(11,927)

Balance January 1, 2017	$(6,831)	$(463)	$(7,294)
Unrealized loss on securities	(413)	-	(413)
Amounts reclassified from accumulated other comprehensive income to net income (2)	94	104	198
Net current-period other comprehensive income (loss)	(319)	104	(215)
Balance December 31, 2017	$(7,150)	$(359)	$(7,509)

Balance January 1, 2016	$(2,562)	$(603)	$(3,165)
Unrealized loss on securities	(3,853)	-	(3,853)
Amounts reclassified from accumulated other comprehensive income to net income (2)	(416)	140	(276)
Net current-period other comprehensive income (loss)	(4,269)	140	(4,129)
Balance December 31, 2016	$(6,831)	$(463)	$(7,294)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains/losses on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Income.

22.	Business Combination

Oak Mortgage Company, LLC

On July 28, 2016, Republic acquired all of the issued and outstanding limited liability company interests of Oak Mortgage Company, LLC (“Oak Mortgage”) and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. The aggregate cash purchase price paid to the Sellers for their limited liability company interests at closing was $7.1 million, $1.0 million of which was deposited in an escrow account to be disbursed one year from closing subject to adjustment for any covered indemnity claims under the Purchase Agreement. Escrow funds were disbursed in the third quarter of 2017. The purchase price was considered final as of December 31, 2017.

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

23.	Goodwill and Other Intangibles

The Company completed an annual impairment test for goodwill as of July 31, 2018 and 2017. Future impairment testing will be conducted as of July 31 on an annual basis, unless a triggering event occurs in the interim that would suggest impairment, in which case it would be tested as of the date of the triggering event. During the year ended December 31, 2018 and 2017, there was no goodwill impairment recorded. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

The Company’s goodwill and intangible assets related to the acquisition of Oak Mortgage in July 2016 is detailed below:

(dollars in thousands)	Balance December 31, 2017	Additions/ Adjustments	Amortization	Balance December 31, 2018	Amortization Period (in years)

Goodwill	$5,011	$-	$-	$5,011	Indefinite

(dollars in thousands)	Balance December 31, 2016	Additions/ Adjustments	Amortization	Balance December 31, 2017	Amortization Period (in years)

Goodwill	$5,011	$-	$-	$5,011	Indefinite
Non-compete agreements	61	-	(61)	-	1
Total	$5,072	$-	$(61)	$5,011

24.	Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the twelve months ended December 31, 2018 and 2017. The following table summarizes the amounts recorded in Republic’s statement of financial condition for derivatives not designated as hedging instruments as of December 31, 2018 and December 31, 2017 (in thousands):

December 31, 2018	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC’s	Other Assets	$410	$16,966
Best efforts forward loan sales commitments	Other Assets	5	1,639
Mandatory forward loan sales commitments	Other Assets	10	865

Liability derivatives:

IRLC’s	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	138	15,327
Mandatory forward loan sales commitments	Other Liabilities	230	18,980

December 31, 2017	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC’s	Other Assets	$363	$16,366
Best efforts forward loan sales commitments	Other Assets	5	1,807
Mandatory forward loan sales commitments	Other Assets	19	4,566

Liability derivatives:

IRLC’s	Other Liabilities	$1	$424
Best efforts forward loan sales commitments	Other Liabilities	93	14,983
Mandatory forward loan sales commitments	Other Liabilities	195	36,223

The following table summarizes the amounts recorded in Republic’s statement of income for derivative instruments not designated as hedging instruments for the twelve months ended December 31, 2018, 2017, and 2016 (in thousands):

Twelve Months Ended December 31, 2018	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLC’s	Mortgage banking income	$47
Best efforts forward loan sales commitments	Mortgage banking income	-
Mandatory forward loan sales commitments	Mortgage banking income	(9)

Liability derivatives:

IRLC’s	Mortgage banking income	$1
Best efforts forward loan sales commitments	Mortgage banking income	(45)
Mandatory forward loan sales commitments	Mortgage banking income	(35)

Twelve Months Ended December 31, 2017	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLC’s	Mortgage banking income	$(76)
Best efforts forward loan sales commitments	Mortgage banking income	(98)
Mandatory forward loan sales commitments	Mortgage banking income	(210)

Liability derivatives:

IRLC’s	Mortgage banking income	$54
Best efforts forward loan sales commitments	Mortgage banking income	32
Mandatory forward loan sales commitments	Mortgage banking income	(157)

Twelve Months Ended December 31, 2016	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLC’s	Mortgage banking income	$(1,042)
Best efforts forward loan sales commitments	Mortgage banking income	77
Mandatory forward loan sales commitments	Mortgage banking income	229

Liability derivatives:

IRLC’s	Mortgage banking income	$(32)
Best efforts forward loan sales commitments	Mortgage banking income	264
Mandatory forward loan sales commitments	Mortgage banking income	(38)

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

25.	Revenue Recognition

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

The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the twelve months ended December 31, 2018, 2017, and 2016.

	Twelve Months Ended December 31,
(dollars in thousands)	2018	2017	2016
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$5,476	$3,904	$2,658
Other non-interest income	174	177	335
Non-interest income (in-scope of Topic 606)	5,650	4,081	2,993
Non-interest income (out-of-scope of Topic 606)	14,672	16,016	12,319
Total non-interest income	$20,322	$20,097	$15,312

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transaction activity, or standard month-end revenue accruals.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018, 2017, and 2016, the Company did not have any significant contract balances.

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
Philadelphia, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited Republic First Bancorp, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 14, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

Philadelphia, Pennsylvania

March 14, 2019

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2018 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended December 31, 2018.

Management’s Report on Internal Controls

Management of Republic First Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The Company’s management, under the supervision and with the participation of the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting, as of December 31, 2018, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework 2013, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2018.

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

BDO, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the years ended December 31, 2018 and 2017, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as stated in their reports, which are included herein.

Item 9B:	Other Information

None
PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2019 annual meeting of shareholders, including, but not necessarily limited to, the sections entitled “Board of Directors and Committees” and “Executive Officers and Compensation.”

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

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2019 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Executive Officers and Compensation.”

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2019 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2018, with respect to the shares of common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	3,861,650	$5.96	3,179,213 (1) (2)

Equity compensation plans not approved by security holders	-	-	-

Total	3,861,650	$5.96	3,179,213 (1)(2)

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

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2019 annual meeting of shareholders, including, but not necessarily limited to, the sections entitled “Certain Relationships and Related Transactions” and “Board of Directors and Committees.”

Item 14:	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2019 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Information Regarding Independent Registered Public Accounting Firm”.

PART IV

Item 15:	Exhibits, Financial Statement Schedules

(a)
(1) The following financial statements and related documents of Republic First Bancorp, Inc. are filed as part of this Annual Report on Form 10-K in Part II – Item 8 “Financial Statements and Supplementary Data”:

a.	Consolidated Balance Sheets as of December 31, 2018 and 2017;
b.	Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016;
c.	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017, and 2016;
d.	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016;
e.	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017, and 2016; and
f.	Notes to Consolidated Financial Statements.

(a)	(2) None

(a)	(3) The exhibits filed or furnished, as applicable, as part of this report are listed under Exhibits at subsection (b) of this Item 15.

(b)	Exhibits

The following Exhibits are filed as part of this report.

Exhibit Number	Description	Location
3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-K filed March 10, 2017

3.2	Amended and Restated By-Laws of Republic First Bancorp, Inc.	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

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

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017, and 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016, (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017, and 2016, and (vi) Notes to Consolidated Financial Statements.

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

REPUBLIC FIRST BANCORP, INC.

Date: March 14, 2019	By:	/s/ Harry D. Madonna
Harry D. Madonna
President and Chief Executive Officer
(principal executive officer)

Date: March 14, 2019	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 14, 2019	By:	/s/ Vernon W. Hill, II
Vernon W. Hill, II, Chairman of the Board

Date: March 14, 2019	By:	/s/ Andrew B. Cohen
Andrew B. Cohen, Director

Date: March 14, 2019	By:	/s/ Theodore J. Flocco, Jr.
Theodore J. Flocco, Jr., Director

Date: March 14, 2019	By:	/s/ Lisa R. Jacobs
Lisa R. Jacobs, Director

Date: March 14, 2019	By:	/s/ Harry D. Madonna
Harry D. Madonna, Director

Date: March 14, 2019	By:	/s/ Barry L. Spevak
Barry L. Spevak, Director

Date: March 14, 2019	By:	/s/ Brian P. Tierney
Brian P. Tierney, Director

Date: March 14, 2019	By:	/s/ Harris Wildstein, Esq.
Harris Wildstein, Esq., Director