Form 10-Q
period 2019-03-31
REPUBLIC FIRST BANCORP INC
filed 2019-05-08
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   YES  ☒     NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-Accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐   NO   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FRBK	Nasdaq Global Market

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	58,842,153
Title of Class	Number of Shares Outstanding as of May 7, 2019

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2019 and December 31, 2018
(Dollars in thousands, except per share data)

	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$31,511	$35,685
Interest bearing deposits with banks	54,394	36,788
Cash and cash equivalents	85,905	72,473

Investment securities available for sale, at fair value	287,694	321,014
Investment securities held to maturity, at amortized cost (fair value of $736,735 and $747,323, respectively)	742,435	761,563
Restricted stock, at cost	2,097	5,754
Mortgage loans held for sale, at fair value	13,726	20,887
Other loans held for sale	2,016	5,404
Loans receivable (net of allowance for loan losses of $7,900 and $8,615, respectively)	1,469,186	1,427,983
Premises and equipment, net	94,390	87,661
Other real estate owned, net	6,088	6,223
Accrued interest receivable	9,166	9,025
Operating leases – right-of-use asset	54,692	-
Goodwill	5,011	5,011
Other assets	32,654	30,299
Total Assets	$2,805,060	$2,753,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$525,645	$519,056
Demand – interest bearing	1,101,129	1,042,561
Money market and savings	691,351	676,993
Time deposits	160,828	154,257
Total Deposits	2,478,953	2,392,867
Short-term borrowings	-	91,422
Accrued interest payable	828	558
Other liabilities	7,984	12,002
Operating lease liability obligation	57,650	-
Subordinated debt	11,260	11,259
Total Liabilities	2,556,675	2,508,108

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 59,365,423 as of March 31, 2019 and 59,318,073 as of December 31, 2018; shares outstanding 58,836,778 as of March 31, 2019 and 58,789,228 as of December 31, 2018	593	593
Additional paid in capital	270,155	269,147
Accumulated deficit	(8,290)	(8,716)
Treasury stock at cost (503,408 shares as of March 31, 2019 and December 31, 2018)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of March 31, 2019 and December 31, 2018)	(183)	(183)
Accumulated other comprehensive loss	(10,165)	(11,927)
Total Shareholders’ Equity	248,385	245,189
Total Liabilities and Shareholders’ Equity	$2,805,060	$2,753,297

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended March 31, 2019 and 2018
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Interest income
Interest and fees on taxable loans	$17,380	$13,907
Interest and fees on tax-exempt loans	420	362
Interest and dividends on taxable investment securities	7,245	6,349
Interest and dividends on tax-exempt investment securities	138	109
Interest on federal funds sold and other interest-earning assets	336	172
Total interest income	25,519	20,899
Interest expense
Demand-interest bearing	3,938	1,257
Money market and savings	1,452	972
Time deposits	624	369
Other borrowings	365	185
Total interest expense	6,379	2,783
Net interest income	19,140	18,116
Provision for loan losses	300	400
Net interest income after provision for loan losses	18,840	17,716
Non-interest income
Loan and servicing fees	210	147
Mortgage banking income	2,220	2,186
Gain on sales of SBA loans	502	992
Service fees on deposit accounts	1,612	1,175
Gain on sale of investment securities	322	-
Other non-interest income	79	35
Total non-interest income	4,945	4,535
Non-interest expenses
Salaries and employee benefits	12,359	10,645
Occupancy	2,594	2,113
Depreciation and amortization	1,421	1,357
Legal	229	291
Other real estate owned	337	311
Appraisal and other loan expenses	461	278
Advertising	315	329
Data processing	1,162	824
Insurance	235	292
Professional fees	478	468
Automated teller machine expenses	556	387
Regulatory assessments and costs	421	467
Taxes, other	287	245
Other operating expenses	2,412	2,095
Total non-interest expense	23,267	20,102
Income before provision for income taxes	518	2,149
Provision for income taxes	92	372
Net income	$426	$1,777
Net income per share
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2019 and 2018
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Net income	$426	$1,777

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities (pre-tax $2,302, and ($6,708) respectively)	1,770	(5,239)
Reclassification adjustment for securities gains (pre-tax ($322), and $0 respectively	(248)	-
Net unrealized gains/(losses) on securities	1,522	(5,239)
Amortization of net unrealized holding losses during the period (pre-tax $312, and $39 respectively)	240	31

Total other comprehensive income (loss)	1,762	(5,208)

Total comprehensive income (loss)	$2,188	$(3,431)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2019 and 2018
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$426	$1,777
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	400
Write down of other real estate owned	16	-
Depreciation and amortization	1,421	1,357
Stock based compensation	768	521
Gain on sale of investment securities	(322)	-
Amortization of premiums on investment securities	593	756
Accretion of discounts on retained SBA loans	(331)	(346)
Fair value adjustments on SBA servicing assets	365	504
Proceeds from sales of SBA loans originated for sale	9,456	13,904
SBA loans originated for sale	(5,566)	(16,555)
Gains on sales of SBA loans originated for sale	(502)	(992)
Proceeds from sales of mortgage loans originated for sale	67,000	87,037
Mortgage loans originated for sale	(58,555)	(61,998)
Fair value adjustment for mortgage loans originated for sale	281	663
Gains on mortgage loans originated for sale	(1,803)	(2,185)
Amortization of debt issuance costs	1	2
Non-cash expense related to leases	282	-
Increase in accrued interest receivable and other assets	(1,612)	(504)
Decrease in accrued interest payable and other liabilities	(2,613)	(2,229)
Net cash provided by operating activities	9,605	22,112

Cash flows from investing activities
Purchase of investment securities available for sale	-	(75,142)
Purchase of investment securities held to maturity	-	(61,083)
Proceeds from the sale of securities available for sale	24,757	-
Proceeds from the maturity or call of securities available for sale	10,636	12,716
Proceeds from the maturity or call of securities held to maturity	19,076	13,740
Net redemption (purchase) of restricted stock	3,657	(3,517)
Net increase in loans	(41,172)	(90,637)
Net proceeds from sale of other real estate owned	119	-
Premises and equipment expenditures	(8,150)	(3,563)
Net cash provided by (used in) investing activities	8,923	(207,486)

Cash flows from financing activities
Net proceeds from exercise of stock options	240	430
Net increase in demand, money market and savings deposits	79,515	47,814
Net increase in time deposits	6,571	12,342
(Repayment) increase in short-term borrowings	(91,422)	93,915
Net cash (used in) provided by financing activities	(5,096)	154,501

Net increase (decrease) in cash and cash equivalents	13,432	(30,873)
Cash and cash equivalents, beginning of year	72,473	61,942
Cash and cash equivalents, end of period	$85,905	$31,069

Supplemental disclosures
Interest paid	$6,649	$2,849
Conversion of subordinated debt to common stock	$-	$10,094

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2019 and 2018
(Dollars in thousands)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance January 1, 2019	$593	$269,147	$(8,716)	$(3,725)	$(183)	$(11,927)	$245,189

Net income			426				426
Other comprehensive income net of tax						1,762	1,762
Stock based compensation		768					768
Options exercised (47,550 shares)		240					240

Balance March 31, 2019	$593	$270,155	$(8,290)	$(3,725)	$(183)	$(10,165)	$248,385

Balance January 1, 2018	$575	$256,285	$(18,983)	$(3,725)	$(183)	$(7,509)	$226,460

Reclassification due to the adoption of ASU 2018-02			1,640			(1,640)	-
Net income			1,777				1,777
Other comprehensive loss net of tax						(5,208)	(5,208)
Stock based compensation		521					521
Conversion of subordinated debt to common stock (1,624,614 shares)	16	10,078					10,094
Options exercised (108,975 shares)	1	429					430

Balance March 31, 2018	$592	$267,313	$(15,566)	$(3,725)	$(183)	$(14,357)	$234,074

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 1:	Basis of Presentation

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

 Interest Rate Lock Commitments (“IRLCs”)

Mortgage loan commitments known as interest rate locks that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance FASB ASC 815, Derivatives and Hedging. Loan commitments that are classified as derivatives are recognized at fair value on the balance sheet as other assets and other liabilities with changes in their fair values recorded as mortgage banking income and included in non-interest income in the statements of income. Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. Republic is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Republic uses best efforts commitments to substantially eliminate these risks. The valuation of the IRLCs issued by Republic includes the value of the servicing released premium. Republic sells loans where the servicing is released, and the servicing released premium is included in the market price. See Note 10 Derivatives and Risk Management Activities for further detail of IRLCs.

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

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“the 2005 Plan”), under which the Company granted options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company’s 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of March 31, 2019, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company’s stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company’s shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At March 31, 2019, the maximum number of common shares issuable under the 2014 Plan was 6.3 million shares. During the three months ended March 31, 2019, 1,194,500 options were granted under the 2014 Plan with a fair value of $2,564,223.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2019 and 2018 are as follows:

	2019	2018
Dividend yield(1)	0.0%	0.0%
Expected volatility(2)	28.81%	28.22%
Risk-free interest rate(3)	2.47 to 2.70%	2.38 to 2.84%
Expected life(4)	6.25 years	6.25 years
Assumed forfeiture rate(5)	4.0%	4.0%

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

During the three months ended March 31, 2019 and 2018, 806,898 options and 716,364 options vested, respectively.  Expense is recognized ratably over the period required to vest.  At March 31, 2019, the intrinsic value of the 4,977,975 options outstanding was $3.2 million, while the intrinsic value of the 2,635,335 exercisable (vested) options was $2.9 million.  At March 31, 2018, the intrinsic value of the 3,951,650 options outstanding was $11.0 million, while the intrinsic value of the 1,954,112 exercisable (vested) options was $8.1 million. During the three months ended March 31, 2019, 47,550 options were exercised with cash received of $240,553 and 30,625 options were forfeited with a weighted average grant date fair value of $81,589. During the three months ended March 31, 2018, 108,975 options were exercised with cash received of $429,972 and 4,000 options were forfeited with a weighted average grant date fair value of $10,000.

Information regarding stock based compensation for the three months ended March 31, 2019 and 2018 is set forth below:

	2019	2018
Stock based compensation expense recognized	$768,000	$521,000
Number of unvested stock options	2,342,640	1,997,538
Fair value of unvested stock options	$5,974,378	$5,548,196
Amount remaining to be recognized as expense	$5,203,079	$4,893,747

The remaining unrecognized expense amount of $5,203,079 will be recognized ratably as expense through March 2023.

Earnings per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plans for the three months ended March 31, 2019 and March 31, 2018.

The calculation of EPS for the three months ended March 31, 2019 and 2018 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018

Net income - basic and diluted	$426	$1,777

Weighted average shares outstanding	58,805	57,100

Net income per share – basic	$0.01	$0.03

Weighted average shares outstanding (including dilutive CSEs)	59,587	58,370

Net income per share – diluted	$0.01	$0.03

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended March 31,
(in thousands)	2019	2018

Anti-dilutive securities

Share based compensation awards	4,196	2,681

Total anti-dilutive securities	4,196	2,681

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

ASU 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases. From the Company’s perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. From the landlord perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease is treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements,” which provided lessees the option to apply the new leasing standard to all open leases as of the adoption date. Prior to this ASU issuance, a modified retrospective transition approach was required.

In December 2018, the FASB issued ASU 2018-20 “Leases (Topic 842): Narrow-Scope Improvements for Lessors,” which provided lessors a policy election to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Additionally, the update requires certain lessors to exclude from variable payments lessor costs paid by lessees directly to third parties.

The Company adopted this ASU on January 1, 2019. The Company recognized an ROU asset of $34.2 million and total operating lease liability obligations of $35.1 million at January 1, 2019. Capital ratios remained in compliance with the regulatory definition of well capitalized. There were no material changes to the recognition of operating lease expense in its consolidated statements of income. The Company adopted certain practical expedients available under the new guidance, which did not require it to (1) reassess whether any expired or existing contracts contain leases, (2) reassess the lease classification for any expired or existing leases, (3) reassess initial direct costs for any existing leases, and (4) evaluate whether certain sales taxes and other similar taxes are lessor costs. The Company elected the use-of-hindsight practical expedient. Additionally, the Company elected to apply the new lease guidance at the adoption date, rather than at the beginning of the earliest period presented.

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

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at March 31, 2019 and December 31, 2018 is as follows:

	At March 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$177,000	$913	$(1,405)	$176,508
Agency mortgage-backed securities	38,380	176	(325)	38,231
Municipal securities	15,061	190	(3)	15,248
Corporate bonds	60,999	43	(3,335)	57,707
Total securities available for sale	$291,440	$1,322	$(5,068)	$287,694

U.S. Government agencies	$104,110	$41	$(2,246)	$101,905
Collateralized mortgage obligations	488,402	2,665	(4,021)	487,046
Agency mortgage-backed securities	149,923	588	(2,727)	147,784
Total securities held to maturity	$742,435	$3,294	$(8,994)	$736,735

	At December 31, 2018
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$197,812	$567	$(2,120)	$196,259
Agency mortgage-backed securities	39,105	5	(611)	38,499
Municipal securities	20,807	64	(232)	20,639
Corporate bonds	62,583	87	(3,396)	59,274
Asset-backed securities	6,433	-	(90)	6,343
Total securities available for sale	$326,740	$723	$(6,449)	$321,014

U.S. Government agencies	$107,390	$-	$(3,772)	$103,618
Collateralized mortgage obligations	500,690	570	(5,793)	495,467
Agency mortgage-backed securities	153,483	-	(5,245)	148,238
Total securities held to maturity	$761,563	$570	$(14,810)	$747,323

The following table presents investment securities by stated maturity at March 31, 2019. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay with or without prepayment penalties and, therefore, these securities are classified separately with no specific maturity date.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$3,439	$3,449	$-	$-
After 1 year to 5 years	2,990	3,009	12,916	12,923
After 5 years to 10 years	65,145	61,965	91,194	88,982
After 10 years	4,486	4,532	-	-
Collateralized mortgage obligations	177,000	176,508	488,402	487,046
Agency mortgage-backed securities	38,380	38,231	149,923	147,784
Total	$291,440	$287,694	$742,435	$736,735

The Company’s investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities.  There were no private label mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) held in the investment securities portfolio as of March 31, 2019 and December 31, 2018.  There were also no MBS or CMO securities that were rated “Alt-A” or “sub-prime” as of those dates.

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

There were no impairment charges (credit losses) on one trust preferred security for the three months ended March 31, 2018. The trust preferred security was sold in December 2018.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at March 31, 2019 and 2018 for which a portion of OTTI, as applicable, was recognized in other comprehensive income:

(dollars in thousands)	2019	2018

Beginning Balance, January 1st	$-	$274
Additional credit-related impairment loss on securities for which an other-than- temporary impairment was previously recognized	-	-
Ending Balance, March 31st	$-	$274

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2019 and December 31, 2018:

	At March 31, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$9,065	$117	$80,924	$1,288	$89,989	$1,405
Agency mortgage-backed securities	1,840	6	15,581	319	17,421	325
Municipal securities	-	-	493	3	493	3
Corporate bonds	-	-	51,665	3,335	51,665	3,335
Total Available for Sale	$10,905	$123	$148,663	$4,945	$159,568	$5,068

	At March 31, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$-	$-	$92,818	$2,246	$92,818	$2,246
Collateralized mortgage obligations	31,472	403	208,220	3,618	239,692	4,021
Agency mortgage-backed securities	-	-	118,774	2,727	118,774	2,727
Total Held to Maturity	$31,472	$403	$419,812	$8,591	$451,284	$8,994

	At December 31, 2018
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$58,883	$270	$83,377	$1,850	$142,260	$2,120
Agency mortgage-backed securities	1,134	10	16,768	601	17,902	611
Municipal securities	1,549	7	12,154	225	13,703	232
Corporate bonds	-	-	53,189	3,396	53,189	3,396
Asset backed securities	6,343	90	-	-	6,343	90
Total Available for Sale	$67,909	$377	$165,488	$6,072	$233,397	$6,449

	At December 31, 2018
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$5,351	$26	$98,267	$3,746	$103,618	$3,772
Collateralized mortgage obligations	44,574	475	173,467	5,318	218,041	5,793
Agency mortgage-backed securities	-	-	119,243	5,245	119,243	5,245
Total Held to Maturity	$49,925	$501	$390,977	$14,309	$440,902	$14,810

Unrealized losses on securities in the investment portfolio amounted to $14.1 million with a total fair value of $610.9 million as of March 31, 2019 compared to unrealized losses of $21.3 million with a total fair value of $674.3 million as of December 31, 2018. The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

The Company held twelve U.S. Government agency securities, sixty-two collateralized mortgage obligations and twenty-five agency mortgage-backed securities that were in an unrealized loss position at March 31, 2019. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of March 31, 2019.

All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At March 31, 2019, the investment portfolio included one municipal security that were in an unrealized loss position. Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of credit deterioration.

At March 31, 2019, the investment portfolio included six corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration.

The unrealized loss on the trust preferred security at March 31, 2018 was primarily the result of the secondary market becoming inactive for such a security and was considered temporary at that time. During 2018, management received several inquiries regarding the availability of the remaining trust preferred CDO security and noted an increased level of trading in this type of security. As a result of the increased activity and the level of bids received, management elected to sell the remaining CDO security in December 2018.

Proceeds associated with the sale of securities available for sale during the three months ended March 31, 2019 were $24.8 million. Gross gains of $389,000 and gross losses of $67,000 were realized on these sales. The tax provision applicable to the net gains of $322,000 for the three months ended March 31, 2019 amounted to $74,000.

No securities were sold during the three months ended March 31, 2018.

Note 6: Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major category as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	March 31, 2019	December 31, 2018

Commercial real estate	$527,004	$515,738
Construction and land development	124,124	121,042
Commercial and industrial	204,637	200,423
Owner occupied real estate	376,845	367,895
Consumer and other	92,879	91,152
Residential mortgage	151,748	140,364
Total loans receivable	1,477,237	1,436,614
Deferred fees	(151)	(16)
Allowance for loan losses	(7,900)	(8,615)
Net loans receivable	$1,469,186	$1,427,983

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

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three months ended March 31, 2019 and 2018:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended March 31, 2019
Allowance for loan losses:

Beginning balance:	$2,462	$777	$1,754	$2,033	$577	$894	$118	$8,615
Charge-offs	-	-	(929)	(75)	(13)	-	-	(1,017)
Recoveries	-	-	1	-	1	-	-	2
Provisions (credits)	210	(74)	211	(91)	(29)	91	(18)	300

Ending balance	$2,672	$703	$1,037	$1,867	$536	$985	$100	$7,900

Three months ended March 31, 2018
Allowance for loan losses:

Beginning balance:	$3,774	$725	$1,317	$1,737	$573	$392	$81	$8,599
Charge-offs	(1,535)	-	(151)	(465)	(198)	-	-	(2,349)
Recoveries	-	-	-	-	-	-	-	-
Provisions (credits)	(336)	26	95	420	85	116	(6)	400

Ending balance	$1,903	$751	$1,261	$1,692	$460	$508	$75	$6,650

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

March 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$244	$-	$209	$64	$-	$-	$-	$517
Collectively evaluated for impairment	2,428	703	828	1,803	536	985	100	7,383
Total allowance for loan losses	$2,672	$703	$1,037	$1,867	$536	$985	$100	$7,900

Loans receivable:
Loans evaluated individually	$10,910	$-	$2,556	$2,290	$820	$-	$-	$16,576
Loans evaluated collectively	516,094	124,124	202,081	374,555	92,059	151,748	-	1,460,661
Total loans receivable	$527,004	$124,124	$204,637	$376,845	$92,879	$151,748	$-	$1,477,237

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$295	$-	$867	$217	$94	$-	$-	$1,473
Collectively evaluated for impairment	2,167	777	887	1,816	483	894	118	7,142
Total allowance for loan losses	$2,462	$777	$1,754	$2,033	$577	$894	$118	$8,615

Loans receivable:
Loans evaluated individually	$10,947	$-	$3,662	$2,560	$861	$-	$-	$18,030
Loans evaluated collectively	504,791	121,042	196,761	365,335	90,291	140,364	-	1,418,584
Total loans receivable	$515,738	$121,042	$200,423	$367,895	$91,152	$140,364	$-	$1,436,614

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans.  The following table summarizes information with regard to impaired loans by loan portfolio class as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$6,296	$6,300	$-	$6,332	$6,337	$-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	1,655	5,422	-	1,655	5,418	-
Owner occupied real estate	1,877	1,982	-	1,905	2,013	-
Consumer and other	820	1,077	-	710	1,082	-
Residential mortgage	-	-	-	-	-	-
Total	$10,648	$14,781	$-	$10,602	$14,850	$-

With an allowance recorded:
Commercial real estate	$4,614	$5,499	$244	$4,615	$5,498	$295
Construction and land development	-	-	-	-	-	-
Commercial and industrial	901	1,090	209	2,007	2,195	867
Owner occupied real estate	413	461	64	655	704	217
Consumer and other	-	-	-	151	158	94
Residential mortgage	-	-	-	-	-	-
Total	$5,928	$7,050	$517	$7,428	$8,555	$1,473

Total:
Commercial real estate	$10,910	$11,799	$244	$10,947	$11,835	$295
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,556	6,512	209	3,662	7,613	867
Owner occupied real estate	2,290	2,443	64	2,560	2,717	217
Consumer and other	820	1,077	-	861	1,240	94
Residential mortgage	-	-	-	-	-	-
Total	$16,576	$21,831	$517	$18,030	$23,405	$1,473

The following table presents additional information regarding the Company’s impaired loans for the three months ended March 31, 2019 and 2018:

(dollars in thousands)	Three Months Ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$6,314	$70	$11,554	$72
Construction and land development	-	-	-	-
Commercial and industrial	1,655	-	4,132	5
Owner occupied real estate	1,891	14	2,589	14
Consumer and other	765	2	647	1
Residential mortgage	-	-	-	-
Total	$10,625	$86	$18,922	$92

With an allowance recorded:
Commercial real estate	$4,614	$-	$3,076	$-
Construction and land development	-	-	-	-
Commercial and industrial	1,454	-	1,664	3
Owner occupied real estate	534	6	1,023	6
Consumer and other	76	-	249	1
Residential mortgage	-	-	-	-
Total	$6,678	$6	$6,012	$10

Total:
Commercial real estate	$10,928	$70	$14,630	$72
Construction and land development	-	-	-	-
Commercial and industrial	3,109	-	5,796	8
Owner occupied real estate	2,425	20	3,612	20
Consumer and other	841	2	896	2
Residential mortgage	-	-	-	-
Total	$17,303	$92	$24,934	$102

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At March 31, 2019
Commercial real estate	$-	$-	$5,550	$5,550	$521,454	$527,004	$920
Construction and land development	-	-	-	-	124,124	124,124	-
Commercial and industrial	1	-	2,555	2,556	202,081	204,637	-
Owner occupied real estate	272	-	1,540	1,812	375,033	376,845	613
Consumer and other	222	-	1,031	1,253	91,626	92,879	211
Residential mortgage	768	-	-	768	150,980	151,748	-
Total	$1,263	$-	$10,676	$11,939	$1,465,298	$1,477,237	$1,744

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2018
Commercial real estate	$339	$921	$4,631	$5,891	$509,847	$515,738	$-
Construction and land development	-	-	-	-	121,042	121,042	-
Commercial and industrial	280	-	3,661	3,941	196,482	200,423	-
Owner occupied real estate	-	653	1,188	1,841	366,054	367,895	-
Consumer and other	214	-	861	1,075	90,077	91,152	-
Residential mortgage	302	-	-	302	140,062	140,364	-
Total	$1,135	$1,574	$10,341	$13,050	$1,423,564	$1,436,614	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At March 31, 2019:
Commercial real estate	$521,454	$920	$4,630	$-	$527,004
Construction and land development	124,124	-	-	-	124,124
Commercial and industrial	202,074	6	2,277	280	204,637
Owner occupied real estate	373,275	1,280	2,290	-	376,845
Consumer and other	92,059	-	820	-	92,879
Residential mortgage	151,625	123	-	-	151,748
Total	$1,464,611	$2,329	$10,017	$280	$1,477,237

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2018:
Commercial real estate	$510,186	$921	$4,631	$-	$515,738
Construction and land development	121,042	-	-	-	121,042
Commercial and industrial	196,751	10	3,382	280	200,423
Owner occupied real estate	364,032	1,303	2,560	-	367,895
Consumer and other	90,291	-	861	-	91,152
Residential mortgage	140,240	124	-	-	140,364
Total	$1,422,542	$2,358	$11,434	$280	$1,436,614

The following table shows non-accrual loans by class as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	March 31, 2019	December 31, 2018

Commercial real estate	$4,630	$4,631
Construction and land development	-	-
Commercial and industrial	2,555	3,661
Owner occupied real estate	927	1,188
Consumer and other	820	861
Residential mortgage	-	-
Total	$8,932	$10,341

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $112,000 and $179,000 for the three months ended March 31, 2019 and 2018, respectively.

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

The following table summarizes information with regard to outstanding troubled debt restructurings at March 31, 2019 and December 31, 2018:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
March 31, 2019
Commercial real estate	1	$6,280	$-	$6,280
Construction and land development	-	-	-	-
Commercial and industrial	1	-	49	49
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	2	$6,280	$49	$6,329

December 31, 2018
Commercial real estate	1	$6,316	$-	$6,316
Construction and land development	-	-	-	-
Commercial and industrial	3	-	1,224	1,224
Owner occupied real estate	1	-	242	242
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	5	$6,316	$1,466	$7,782

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

There were no loan modifications made during the three months ended March 31, 2019 that met the criteria of a TDR.

After a loan is determined to be a TDR, the Company continues to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the three months ended March 31, 2019. There were three TDRs that subsequently defaulted during the year ended December 31, 2018.

There were no residential mortgages in the process of foreclosure as of March 31, 2019 and December 31, 2018. There was no other real estate owned relating to residential real estate at March 31, 2019 and December 31, 2018.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2019 and December 31, 2018 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

March 31, 2019
Assets:

Collateralized mortgage obligations	$176,508	$-	$176,508	$-
Agency mortgage-backed securities	38,231	-	38,231	-
Municipal securities	15,248	-	15,248	-
Corporate bonds	57,707	-	54,673	3,034
Securities Available for Sale	$287,694	$-	$284,660	$3,034

Mortgage Loans Held for Sale	$13,726	$-	$13,726	$-
SBA Servicing Assets	4,631	-	-	4,631
Interest Rate Lock Commitments	773	-	773	-
Best Efforts Forward Loan Sales Commitments	2	-	2	-
Mandatory Forward Loan Sales Commitments	-	-	-	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	292	-	292	-
Mandatory Forward Loan Sales Commitments	188	-	188	-

December 31, 2018
Assets:

Collateralized mortgage obligations	$196,259	$-	$196,259	$-
Agency mortgage-backed securities	38,499	-	38,499	-
Municipal securities	20,639	-	20,639	-
Corporate bonds	59,274	-	56,205	3,069
Asset-backed securities	6,343	-	6,343	-
Securities Available for Sale	$321,014	$-	$317,945	$3,069

Mortgage Loans Held for Sale	$20,887	$-	$20,887	$-
SBA Servicing Assets	4,785	-	-	4,785
Interest Rate Lock Commitments	410	-	410	-
Best Efforts Forward Loan Sales Commitments	5	-	5	-
Mandatory Forward Loan Sales Commitments	10	-	10	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	138	-	138	-
Mandatory Forward Loan Sales Commitments	230	-	230	-

The following table presents an analysis of the activity in the SBA servicing assets for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018

Beginning balance, January 1st	$4,785	$5,243
Additions	211	320
Fair value adjustments	(365)	(504)
Ending balance, March 31st	$4,631	$5,059

Fair value adjustments are recorded as loan and servicing fees on the statement of income. Servicing fee income, not including fair value adjustments, totaled $458,000 and $493,000 for the three months ended March 31, 2019 and 2018, respectively. Total loans in the amount of $203.7 million at March 31, 2019 and $204.4 million at December 31, 2018 were serviced for others.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1st	$-	$3,069	$489	$3,086
Unrealized gains	-	(35)	72	4
Paydowns	-	-	-	-
Proceeds from sales	-	-	-	-
Realized gains	-	-	-	-
Impairment charges on Level 3	-	-	-	-
Balance, March 31st	$-	$3,034	$561	$3,090

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2019 and December 31, 2018 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
March 31, 2019
Impaired loans	$5,411	$-	$-	$5,411
Other real estate owned	214	-	-	214

December 31, 2018
Impaired loans	$5,955	$-	$-	$5,955
Other real estate owned	1,114	-	-	1,114

The table below presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2019
Corporate bonds	$3,034	Discounted Cash Flows	Discount Rate	(8.12%)

SBA servicing assets	$4,631	Discounted Cash Flows	Conditional Prepayment Rate	(12.44%)

			Discount Rate	(11.50%)

Impaired loans	$5,411	Appraised Value of Collateral (1)	Liquidation expenses (2)	11% - 24% (13%)(3)

Other real estate owned	$214	Appraised Value of Collateral (1)	Liquidation expenses (2)	(7%)(3)

December 31, 2018
Corporate bonds	$3,069	Discounted Cash Flows	Discount Rate	(8.24%)

SBA servicing assets	$4,785	Discounted Cash Flows	Conditional Prepayment Rate	(10.31%)

			Discount Rate	(11.50%)

Impaired loans	$5,955	Appraised Value of Collateral (1)	Liquidation expenses (2)	11% - 24% (13%)(3)

Other real estate owned	$1,114	Appraised Value of Collateral (1)	Liquidation expenses (2)	(7%)(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018.

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

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect their economic value. Interest income on loans held for sale, which totaled $130,000 for three months ended March 31, 2019 and $294,000 for the three months ended March 31, 2018, are included in interest and fees in the statements of income.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
March 31, 2019	$13,726	$13,191	$535

December 31, 2018	$20,887	$20,071	$816

Changes in the excess carrying amount over aggregate unpaid principal balance are recorded in the statement of income in mortgage banking income. Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at March 31, 2019 and December 31, 2018.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value. Fair value is determined through valuations periodically performed by third-party appraisers, and the real estate is carried at the lower of its carrying amount or fair value less estimated costs to sell. Any declines in the fair value of the real estate properties below the initial cost basis are recorded through a valuation expense. At March 31, 2019 and December 31, 2018, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market. At March 31, 2019 and December 31, 2018, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	March 31, 2019	December 31, 2018

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$4,631	$4,785

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	2%	2%
Adjustable-rate SBA loans	98%	98%
Total	100%	100%

Weighted Average Remaining Term	20.4 years	20.4 years

Prepayment Speed	12.44%	10.31%
Effect on fair value of a 10% increase	$(169)	$(170)
Effect on fair value of a 20% increase	(328)	(330)

Weighted Average Discount Rate	11.50%	11.50%
Effect on fair value of a 10% increase	$(173)	$(186)
Effect on fair value of a 20% increase	(335)	(359)

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

The estimated fair values of the Company’s financial instruments at March 31, 2019 were as follows.

	Fair Value Measurements at March 31, 2019
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$85,905	$85,905	$85,905	$-	$-
Investment securities available for sale	287,694	287,694	-	284,660	3,034
Investment securities held to maturity	742,435	736,735	-	736,735	-
Restricted stock	2,097	2,097	-	2,097	-
Loans held for sale	15,742	15,742	-	13,726	2,016
Loans receivable, net	1,469,186	1,441,390	-	-	1,441,390
SBA servicing assets	4,631	4,631	-	-	4,631
Accrued interest receivable	9,166	9,166	-	9,166	-
Interest rate lock commitments	773	773	-	773	-
Best efforts forward loan sales commitments	2	2	-	2	-
Mandatory forward loan sales commitments	-	-	-	-	-

Financial liabilities:
Deposits
Demand, savings and money market	$2,318,125	$2,318,125	$-	$2,318,125	$-
Time	160,828	159,954	-	159,954	-
Subordinated debt	11,260	8,437	-	-	8,437
Accrued interest payable	828	828	-	828	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	292	292	-	292	-
Mandatory forward loan sales commitments	188	188	-	188	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

The estimated fair values of the Company’s financial instruments at December 31, 2018 were as follows:

	Fair Value Measurements at December 31, 2018
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$72,473	$72,473	$72,473	$-	$-
Investment securities available for sale	321,014	321,014	-	317,945	3,069
Investment securities held to maturity	761,563	747,323	-	747,323	-
Restricted stock	5,754	5,754	-	5,754	-
Loans held for sale	26,291	26,291	-	20,887	5,404
Loans receivable, net	1,427,983	1,410,945	-	-	1,410,945
SBA servicing assets	4,785	4,785	-	-	4,785
Accrued interest receivable	9,025	9,025	-	9,025	-
Interest rate lock commitments	410	410	-	410	-
Best efforts forward loan sales commitments	5	5	-	5	-
Mandatory forward loan sales commitments	10	10	-	10	-

Financial liabilities:
Deposits
Demand, savings and money market	$2,238,610	$2,238,610	$-	$2,238,610	$-
Time	154,257	152,989	-	152,989	-
Subordinated debt	11,259	8,279	-	-	8,279
Accrued interest payable	558	558	-	558	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	138	138	-	138	-
Mandatory forward loan sales commitments	230	230	-	230	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

Note 8:	Changes in Accumulated Other Comprehensive Income (Loss) By Component (1)

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2019 and 2018, and the year ended December 31, 2018.

	Unrealized Gains (Losses) on Available- For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2019	$(4,736)	$(7,191)	$(11,927)
Unrealized gain on securities	1,770	-	1,770
Amounts reclassified from accumulated other comprehensive income to net income (2)	(248)	240	(8)
Net current-period other comprehensive income	1,522	240	1,762
Total change in accumulated other comprehensive income	1,522	240	1,762
Balance March 31, 2019	$(3,214)	$(6,951)	$(10,165)

Balance January 1, 2018	$(7,150)	$(359)	$(7,509)
Reclassification due to the adoption of ASU 2018-02	(1,562)	(78)	(1,640)
Unrealized loss on securities	(5,239)	-	(5,239)
Amounts reclassified from accumulated other comprehensive income to net income (2)	-	31	31
Net current-period other comprehensive income (loss)	(5,239)	31	(5,208)
Total change in accumulated other comprehensive income (loss)	(6,801)	(47)	(6,848)
Balance March 31, 2018	$(13,951)	$(406)	$(14,357)

Balance January 1, 2018	$(7,150)	$(359)	$(7,509)
Reclassification due to the adoption of ASU 2018-02	(1,562)	(78)	(1,640)
Unrealized gain/(loss) on securities	3,927	-	3,927
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	-	(6,855)	(6,855)
Amounts reclassified from accumulated other comprehensive income to net income (2)	49	101	150
Net current-period other comprehensive income (loss)	3,976	(6,754)	(2,778)
Total change in accumulated other comprehensive income (loss)	2,414	(6,832)	(4,418)
Balance December 31, 2018	$(4,736)	$(7,191)	$(11,927)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Income.

Note 9:	Goodwill and Other Intangibles

The Company completed an annual impairment test for goodwill as of July 31, 2018 and 2017. Future impairment testing will be conducted as of July 31 on an annual basis, unless a triggering event occurs in the interim that would suggest impairment, in which case it would be tested as of the date of the triggering event. During the three months ended March 31, 2019 and 2018, there was no goodwill impairment recorded. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

The Company’s goodwill and intangible assets related to the acquisition of Oak Mortgage in July 2016 is detailed below:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Balance, January 1st	$5,011	$5,011
Additions/Adjustments	-	-
Amortization	-	-
Balance, March 31st	$5,011	$5,011

Amortization Period (in years)	Indefinite	Indefinite

Note 10:	Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the three months ended March 31, 2019 and the three months ended March 31, 2018. The following table summarizes the amounts recorded in Republic’s statement of financial condition for derivatives not designated as hedging instruments as of March 31, 2019 and December 31, 2018 (in thousands):

March 31, 2019	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC’s	Other Assets	$773	$30,998
Best efforts forward loan sales commitments	Other Assets	2	1,343
Mandatory forward loan sales commitments	Other Assets	-	-

Liability derivatives:

IRLC’s	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	292	29,655
Mandatory forward loan sales commitments	Other Liabilities	188	13,036

December 31, 2018	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC’s	Other Assets	$410	$16,966
Best efforts forward loan sales commitments	Other Assets	5	1,639
Mandatory forward loan sales commitments	Other Assets	10	865

Liability derivatives:

IRLC’s	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	138	15,327
Mandatory forward loan sales commitments	Other Liabilities	230	18,980

The following table summarizes the amounts recorded in Republic’s statement of income for derivative instruments not designated as hedging instruments for the three months ended March 31, 2019 and 2018 (in thousands):

Three Months Ended March 31, 2019	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLCs	Mortgage banking income	$363
Best efforts forward loan sales commitments	Mortgage banking income	(3)
Mandatory forward loan sales commitments	Mortgage banking income	(10)

Liability derivatives:

IRLCs	Mortgage banking income	$-
Best efforts forward loan sales commitments	Mortgage banking income	(154)
Mandatory forward loan sales commitments	Mortgage banking income	42

Three Months Ended March 31, 2018	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLCs	Mortgage banking income	$271
Best efforts forward loan sales commitments	Mortgage banking income	-
Mandatory forward loan sales commitments	Mortgage banking income	(10)

Liability derivatives:

IRLCs	Mortgage banking income	$-
Best efforts forward loan sales commitments	Mortgage banking income	(135)
Mandatory forward loan sales commitments	Mortgage banking income	47

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$1,612	$1,175
Other non-interest income	79	35
Non-interest income (in-scope of Topic 606)	1,691	1,210
Non-interest income (out-of-scope of Topic 606)	3,254	3,325
Total non-interest income	$4,945	$4,535

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transaction activity, or standard month-end revenue accruals.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

Note 12:	Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The new standard was adopted by the Company on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. Adoption of ASU 2016-02 resulted in the recognition of total operating lease liability obligations totaling $35.1 million and the recognition of operating lease right-of-use assets totaling $34.2 million at the date of adoption. The initial balance sheet gross up upon adoption was related to operating leases on land and buildings for twenty-three lease agreements. The Company has no finance leases or material subleases for which it is the lessor of property or equipment. The Company has elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess whether any expired or existing contracts are leases or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases.

At January 1, 2019, the Company had twenty-three operating leases for real property, which includes operating leases for fifteen branch stores and eight offices that are used for general office space. All of the real property operating leases include one of more options to extend the lease term. Two of the operating leases for branch stores are a lease for the land under the building and the Company owns the leasehold improvements.

At March 31, 2019, twenty-four operating lease agreements have maturity dates ranging from August 2019 to December 2058 which includes options for multiple five and ten year extensions which the Company is reasonably certain to exercise. The weighted average remaining operating lease term for these leases is 19.2 years as of March 31, 2019.

The discount rate used in determining the operating lease liability obligation for each individual lease was the assumed incremental borrowing rate for the Company that corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average operating lease discount rate was 3.61% as of March 31, 2019.

The following table presents operating lease costs net of sublease income for the three months ended March 31, 2019.

Three Months Ended March 31, 2019
F(dollars in thousands)
Operating lease cost	$1,366
Sublease income	(81)
Total lease cost	$1,285

The following table presents a maturity analysis of total operating lease liability obligations and reconciliation of the undiscounted cash flows to total operating lease liability obligations for the three months ended March 31, 2019.

Three Months Ended March 31, 2019
(dollars in thousands)
Operating lease payments due:
Within one year	$5,669
One to three years	10,336
Three to five years	8,641
More than five years	59,638
Total undiscounted cash flows	84,284
Discount on cash flows	(26,634)
Total operating lease liability obligations	$57,650

The following table presents cash and non-cash activities for the three months ended March 31, 2019.

Three Months Ended March 31, 2019
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,003

Non-cash investing and financing activities
Additions to Operating leases – right of use asset
New operating lease liability obligation	$58,385

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of our financial condition, changes in financial condition, and results of operations in the accompanying consolidated financial statements.  This discussion should be read in conjunction with the accompanying notes to the consolidated financial statements.

We may from time to time make written or oral “forward-looking statements”, including statements contained in this quarterly report. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise with changes in: general economic conditions, including turmoil in the financial markets and related efforts of government agencies to stabilize the financial system; the adequacy of our allowance for loan losses and our methodology for determining such allowance; adverse changes in our loan portfolio and credit risk-related losses and expenses; concentrations within our loan portfolio, including our exposure to commercial real estate loans, and to our primary service area; changes in interest rates; our ability to identify, negotiate, secure and develop new store locations and renew, modify, or terminate leases or dispose of properties for existing store locations effectively; business conditions in the financial services industry, including competitive pressure among financial services companies, new service and product offerings by competitors, price pressures and similar items; deposit flows; loan demand; the regulatory environment, including evolving banking industry standards, changes in legislation or regulation; our securities portfolio and the valuation of our securities; accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements; rapidly changing technology; litigation liabilities, including costs, expenses, settlements and judgments; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.  You should carefully review the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2018 and other documents we file from time to time with the Securities and Exchange Commission. The words “would be,” “could be,” “should be,” “probability,” “risk,” “target,” “objective,” “may,” “will,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and similar expressions or variations on such expressions are intended to identify forward-looking statements. All such statements are made in good faith by us pursuant to the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of us, except as may be required by applicable law or regulations.

Recent Regulatory Reform Legislation

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), which was designed to ease certain restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.  Most of the changes made by the new Act can be grouped into five general areas: mortgage lending; certain regulatory relief for “community” banks; enhanced consumer protections in specific areas, including subjecting credit reporting agencies to additional requirements; certain regulatory relief for large financial institutions, including increasing the threshold at which institutions are classified a systemically important financial institutions (from $50 billion to $250 billion) and therefore subject to stricter oversight, and revising the rules for larger institution stress testing; and certain changes to federal securities regulations designed to promote capital formation. Some of the key provisions of the Act as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii) changing the eligibility for use of the small bank holding company policy statement from institutions with under $1 billion in assets to institutions with under $3 billion in assets. We continue to analyze the changes implemented by the Act, but do not believe that such changes will materially impact our business, operations, or financial results.

Financial Condition

Assets

Total assets increased by $51.8 million to $2.81 billion at March 31, 2019, compared to $2.75 billion at December 31, 2018.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount of these two categories increased by $13.4 million to $85.9 million at March 31, 2019, from $72.5 million at December 31, 2018.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which we usually originate with the intention of selling in the future and residential mortgage loans originated which we also intend to sell in the future. Total SBA loans held for sale were $2.0 million at March 31, 2019 as compared to $5.4 million at December 31, 2018. Residential mortgage loans held for sale were $13.7 million at March 31, 2019 compared to $20.9 million at December 31, 2018. Loans held for sale, as a percentage of total Company assets, were less than 1% at March 31, 2019.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $34.4 million at March 31, 2019. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit.

Loans increased $41.2 million, or 3%, to $1.5 billion at March 31, 2019, versus $1.4 billion at December 31, 2018. This growth was the result of an increase in loan demand across all categories driven by the successful execution of our relationship banking strategy which focuses on delivering high levels of customer service.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations (“CMO”), agency mortgage-backed securities (“MBS”), municipal securities, and corporate bonds. Available-for-sale securities totaled $287.7 million at March 31, 2019, compared to $321.0 million at December 31, 2018. The decrease was primarily due to the sale of securities totaling $24.8 million and paydowns of securities totaling $10.3 million during the first three months of 2019. At March 31, 2019, the portfolio had a net unrealized loss of $3.7 million compared to a net unrealized loss of $5.7 million at December 31, 2018. The change in value of the investment portfolio was driven by a decrease in market interest rates in the two to seven year segment of the yield curve which drove an increase in value of the securities available-for-sale in our portfolio during the first three months of 2019.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (“SBIC”) and Small Business Administration (“SBA”) bonds, CMOs and MBSs. The fair value of securities held-to-maturity totaled $736.7 million and $747.3 million at March 31, 2019 and December 31, 2018, respectively. The decrease was primarily due to paydowns of securities totaling $19.1 million and an increase of $8.9 million in the value of securities held in the portfolio during the first three months of 2019. The change in value of the investment portfolio was driven by a decrease in market interest rates in the two to seven year segment of the yield curve which drove an increase in value of the securities held-to-maturity in our portfolio during the first three months of 2019.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of March 31, 2019 and December 31, 2018.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”).

At March 31, 2019 and December 31, 2018, the investment in FHLB of Pittsburgh capital stock totaled $2.0 million and $5.6 million, respectively. The decrease was due to a lower required investment in FHLB stock during the first three months of 2019. At both March 31, 2019 and December 31, 2018, ACBB capital stock totaled $143,000.  Both the FHLB and ACBB issued dividend payments during the first quarter of 2019.

Premises and Equipment

The balance of premises and equipment increased to $94.4 million at March 31, 2019 from $87.7 million at December 31, 2018. The increase was primarily due to premises and equipment expenditures of $8.1 million less depreciation and amortization expenses of $1.4 million during the first quarter of 2019. A new store was opened in Lumberton, NJ during the first quarter of 2019 bringing the total store count to twenty-six. Construction is ongoing on a site in Feasterville, PA. There are also multiple sites in various stages of development for future store locations.

Expansion into New York City is set to begin in 2019. Construction has begun on the first store location at 14th & 5th in Manhattan. We plan to open two or more new stores in Manhattan during 2019.

Other Real Estate Owned

The balance of other real estate owned was $6.1 million at March 31, 2019 and $6.2 million at December 31, 2018. The decrease was primarily due to the sales and writedowns totaling $135,000.

Operating Leases – Right of Use Asset

Accounting Standards Codification Topic 842, also known as ASC 842 and ASU 2016-02, is the new lease accounting standard published by the Financial Accounting Standards Board (FASB). ASC 842 represents a significant overhaul of the accounting treatment for leases, with the most significant change being that most leases, including most operating leases, will now be capitalized on the balance sheet. Under ASC 840, FASB permitted operating leases to be reported only in the footnotes of corporate financial statements. Under ASC 842, the only leases that are exempt from the capitalization requirement are short-term leases less than or equal to twelve months in length.

The right-of-use asset is valued as the initial amount of the lease liability obligation adjusted for any initial direct costs, prepaid or accrued rent, and any lease incentives. At March 31, 2019, the balance of operating leases – right-of-use asset was $54.7 million.

Goodwill

Goodwill is reviewed for impairment annually as of July 31 and between annual tests when events and circumstances indicate that impairment may have occurred. Impairment is a condition that exists when the carrying amount of goodwill exceeds its implied fair value.

We early adopted Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment during our annual goodwill impairment review in 2018. The new rules under this guidance provide that the goodwill impairment charge will be the amount by which the reporting unit’s carrying amount exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We applied a qualitative assessment for the reporting unit to determine if the one-step quantitative impairment test is necessary.

As part of our qualitative assessment, we reviewed regional and national trends in current and expected economic conditions, examining indicators such as GDP growth, interest rates and unemployment rates. We also considered our own historical performance, expectations of future performance and other trends specific to the banking industry as well as an initial valuation of the Oak Mortgage business performed by an independent third party. Based on our qualitative assessment, we determined that there was no evidence of impairment on the balance of goodwill. As of March 31, 2019 and December 31, 2018, goodwill totaled $5.0 million.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $86.1 million to $2.5 billion at March 31, 2019 from $2.4 billion at December 31, 2018. The increase was the result of significant growth in all deposit categories, led by significant accumulation in demand deposit balances. We constantly focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction. This strategy has also allowed us to build a stable core-deposit base and nearly eliminate our dependence upon the more volatile sources of funding found in brokered and wholesale deposits.

We are also in the midst of an aggressive expansion plan which we refer to as “The Power of Red is Back”. During 2018, we opened new stores in Gloucester Township, Evesboro, and Somers Point in NJ and Fairless Hills in PA. In 2019, we opened a new store in Lumberton, NJ and have several more in various stages of construction and development including sites in New York City where we expect to open beginning in 2019.

Short-term Borrowings

As of March 31, 2019, we had no short-term borrowings with the FHLB compared to $91.4 million at December 31, 2018.

Operating Lease Liability Obligation

Accounting Standards Codification Topic 842, also known as ASC 842 and ASU 2016-02, is the new lease accounting standard published by the Financial Accounting Standards Board (FASB). ASC 842 represents a significant overhaul of the accounting treatment for leases, with the most significant change being that most leases, including most operating leases, will now be capitalized on the balance sheet. Under ASC 840, FASB permitted operating leases to be reported only in the footnotes of corporate financial statements. Under ASC 842, the only leases that are exempt from the capitalization requirement are short-term leases less than or equal to twelve months in length.

The operating lease liability obligation is calculated as the present value of the lease payments, using the discount rate specified in the lease, or if that is not available, our incremental borrowing rate. At March 31, 2019, the balance of the operating lease liability obligation was $53.7 million.

Shareholders’ Equity

Total shareholders’ equity increased $3.2 million to $248.4 million at March 31, 2019 compared to $245.2 million at December 31, 2018. The increase during the first quarter of 2019 was primarily due to a $1.8 million decrease in accumulated other comprehensive losses associated with an increase in the market value of the investment securities portfolio, net income of $426,000, and stock option exercises of $240,000. The shift in market value of the securities portfolio was primarily driven by a decrease in market interest rates which drove an increase in the market value of the securities held in our portfolio.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

We reported net income of $426,000 or $0.01 per diluted share, for the three month periods ended March 31, 2019 compared to net income of $1.8 million for the three month period ended March 31, 2018. The decrease in net income of $1.4 million was related to increases in interest expense and non-interest expense partially offset by  increases in interest income and non-interest income.

Net interest income was $19.1 million for the three month period ended March 31, 2019 compared to $18.1 million for the three months ended March 31, 2018. Interest income increased $4.6 million, or 22.1%, primarily due to an increase in average loans receivable and investment securities balances. Interest expense increased $3.6 million, or 129.2%, primarily due to an increase in the average rate on deposit balances. The net interest margin decreased by 23 basis points to 3.00% during the first quarter of 2019 compared to 3.23% during the first quarter of 2018. Compression in the net interest margin was driven by flattening of the yield curve resulting in a more rapid increase in our cost of funds compared to the yield on interest earning assets.

We recorded a provision for loan losses of $300,000 for the three months ended March 31, 2019 compared to $400,000 for the three months ended March 31, 2018. This was primarily due to a decrease in the allowance required for loans individually evaluated for impairment.

Non-interest income increased by $410,000 to $4.9 million during the three months ended March 31, 2019 compared to $4.5 million during the three months ended March 31, 2018. The increase during the three months ended March 31, 2019 was primarily due to increases in service fees on deposit accounts and gains on the sale of investment securities, partially offset by a decrease in gains on sales of SBA loans.

Non-interest expenses increased $3.2 million to $23.3 million during the three months ended March 31, 2019 compared to $20.1 million during the three months ended March 31, 2018. This increase was primarily driven by higher salaries, employee benefits, and occupancy and equipment expenses associated with the addition of new stores related to our expansion strategy which we refer to as “The Power of Red is Back”. Annual merit increases contributed to the increase in salaries and employee benefit costs. We’ve also started to incur costs related to our planned expansion into New York City as we begin to hire a management and lending team and commence rent payments for the build out of our future store locations. We expect to open two or more stores in New York during 2019.

Provision for income taxes decreased $280,000 to $92,000 during the three months ended March 31, 2019 compared to a $372,000 provision for income taxes during the three months ended March 31, 2018. The amount recorded during the three months ended March 31, 2019 and 2018 is a normalized provision reflective of the new corporate tax rate included in the Tax Cuts and Jobs Act of 2017.

Return on average assets and average equity from continuing operations was 0.06% and 0.70%, respectively, during the three months ended March 31, 2019 compared to 0.30% and 3.19%, respectively, for the three months ended March 31, 2018.

Analysis of Net Interest Income

Historically, our earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest‑earning assets and interest paid on interest‑bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest‑earning assets and interest‑bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods average assets, liabilities, and shareholders’ equity, interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and Republic’s net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency, a non-GAAP measure, using a rate of 21% in 2019 and 21% in 2018.

Average Balances and Net Interest Income

	For the three months ended March 31, 2019			For the three months ended March 31, 2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$55,369	$336	2.46%	$40,425	$172	1.73%
Investment securities and restricted stock	1,085,910	7,420	2.73%	1,015,605	6,487	2.55%
Loans receivable	1,468,640	17,911	4.95%	1,235,124	14,365	4.72%
Total interest-earning assets	2,609,919	25,667	3.99%	2,291,154	21,024	3.72%
Other assets	190,855			127,001
Total assets	$2,800,774			$2,418,155

Interest-earning liabilities:
Demand – non-interest bearing	$512,172			$431,234
Demand – interest bearing	1,113,758	3,938	1.43%	893,530	1,257	0.57%
Money market & savings	675,506	1,452	0.87%	687,818	972	0.57%
Time deposits	153,832	624	1.65%	129,897	369	1.15%
Total deposits	2,455,268	6,014	0.99%	2,142,479	2,598	0.49%
Total interest-bearing deposits	1,943,096	6,014	1.26%	1,711,245	2,598	0.62%
Other borrowings	46,969	365	3.15%	40,552	185	1.85%
Total interest-bearing liabilities	1,990,065	6,379	1.30%	1,751,797	2,783	0.64%
Total deposits and other borrowings	2,502,237	6,379	1.03%	2,183,031	2,783	0.52%
Non-interest bearing other liabilities	52,037			9,540
Shareholders’ equity	246,500			225,584
Total liabilities and shareholders’ equity	$2,800,774			$2,418,155
Net interest income (2)		$19,288			$18,241
Net interest spread			2.69%			3.08%
Net interest margin (2)			3.00%			3.23%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis, a non-GAAP measure. Net interest income has been increased over the financial statement amount by $148 and $125 for the three months ended March 31, 2019 and 2018, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	For the three months ended March 31, 2019 vs. 2018
	Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$91	$73	$164
Securities	480	453	933
Loans	2,760	786	3,546
Total interest-earning assets	3,331	1,312	4,643

Interest expense:
Deposits
Interest-bearing demand deposits	779	1,902	2,681
Money market and savings	(29)	509	480
Time deposits	97	158	255
Total deposit interest expense	847	2,569	3,416
Other borrowings	-	180	180
Total interest expense	847	2,749	3,596
Net interest income	$2,484	$(1,437)	$1,047

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the first three months of 2019 increased $1.0 million, or 5.7%, over the same period in 2018. Interest income on interest-earning assets totaled $25.7 million for the three months ended March 31, 2019, an increase of $4.6 million, compared to $21.0 million for the three months ended March 31, 2018. The increase in interest income earned was primarily the result of an increase in the average balances of loans receivable and investment securities in addition to higher yields on those interest earning assets. Total interest expense for the first three months of 2019 increased by $3.6 million, or 129.2%, to $6.4 million from $2.8 million for the first three months of 2018. Interest expense on deposits increased by $3.4 million, or 131.5%, for the first three months of 2019 versus the same period in 2018 due primarily to an increase in the average rate on deposit balances. Interest expense on other borrowings increased by $180,000 for the three months ended March 31, 2019 as compared to March 31, 2018 due primarily to an increase in the average rate on overnight borrowings balances. The flattening of the yield curve has resulted in a more rapid increase in the cost of interest bearing liabilities when compared to the yield on interest earning assets.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 2.69% during the first three months of 2019 compared to 3.08% during the first three months of 2018. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets.  For the first three months of 2019 and 2018, the fully tax-equivalent net interest margin was 3.00% and 3.23%, respectively. The decrease in the net interest margin for the three months ending March 31, 2019 was primarily due to a 64 basis point increase in the average rate on deposit balances.

Provision for Loan Losses

We recorded a provision of $300,000 for the three month period ended March 31, 2019 and a $400,000 provision for loan losses for the three month period ended March 31, 2018. During the first three months of 2019, there was a decrease in the allowance required for loans individually evaluated for impairment.

Non-interest Income

Total non-interest income for the three months ended March 31, 2019 increased by $410,000, or 9.0%, compared to the same period in 2018. Service fees on deposit accounts totaled $1.6 million for the first three months of 2019 which represents an increase of $437,000 over the same period in 2018. This increase was due to the growth in the number of customer accounts and transaction volume. There were gains on the sale of investment securities during the first three months of 2019 of $322,000 compared to $0 during the first three months of 2018. Gains on the sale of SBA loans totaled $502,000 for the first three months of 2019, a decrease of $490,000, versus $992,000 for the same period in 2018. The decrease was primarily due to a decrease in the volume of loan sold in the first three months of 2019.

Non-interest Expenses

Non-interest expenses increased $3.2 million, or 15.7%, to $23.3 million for the first three months of 2019 compared to $20.1 million for the same period in 2018. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits increased by $1.7 million, or 16.1%, for the first three months of 2019 compared to the same period in 2018 which was primarily driven by annual merit increases along with increased staffing levels related to our growth strategy of adding and relocating stores, which we refer to as “The Power of Red is Back”. There were twenty-six stores open as of March 31, 2019 compared to twenty-three stores at March 31, 2018. We have also started to hire team members for our expansion into the New York market. Our first store in New York City is expected to open by mid-year in 2019.

Occupancy expense, including depreciation and amortization expense, increased by $545,000 or 15.7%, for the first three months of 2019 compared to the same period last year, also as a result of our continuing growth and relocation strategy.

Other real estate expenses totaled $337,000 during the first three months of 2019, an increase of $26,000, or 3.2%, compared to the same period in 2018.

All other non-interest expenses increased by $880,000, or 15.5%, for the first three months of 2019 compared to the same period last year due to increases in expenses related to data processing fees, automated teller machine expenses, appraisal and other loan expenses, and other expenses which were mainly associated with our growth strategy.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net non-interest expenses to average assets, a non-GAAP measure. For the purposes of this calculation, net non-interest expenses equal non-interest expenses less non-interest income. For the three month period ended March 31, 2019, the ratio was 2.65% compared to 2.61% for the three month period ended March 31, 2018. The increase in this ratio was mainly due to our growth strategy of adding and relocating stores.

Another productivity measure utilized by management is the operating efficiency ratio, a non-GAAP measure. This ratio expresses the relationship of non-interest expenses to net interest income plus non-interest income. The efficiency ratio equaled 96.6% for the first three months of 2019, compared to 88.8% for the first three months of 2018. The increase for the three months ended March 31, 2019 versus March 31, 2018 was due to non-interest expenses increasing at a faster rate than net interest income and non-interest income.

Provision for Federal Income Taxes

We recorded a provision for income taxes of $92,000 for the three months ended March 31, 2019, compared to a $372,000 provision for the three months ended March 31, 2018. The $92,000 and $372,000 provision recorded during the first three months of 2019 and 2018 is a normalized provision reflective of the new corporate tax rate included in the Tax Cuts and Jobs Act of 2017. The effective tax rates for the three-month periods ended March 31, 2019 and 2018 were 18% and 17%, respectively.

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

The ongoing success of the our growth and expansion strategy, along with the successful integration of the mortgage company and the limited exposure remaining with current asset quality issues, put us in a position to rely on projections of future taxable income when evaluating the need for a valuation allowance against deferred tax assets. Based on the guidance provided in ASC 740, we believed that the positive evidence considered at March 31, 2019 and December 31, 2018 outweighed the negative evidence and that it was more likely than not that all of our deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance is not required.

The net deferred tax asset balance was $11.7 million as of March 31, 2019 and $12.3 million as of December 31, 2018. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

Net Income and Net Income per Common Share

Net income for the first three months of 2018 was $426,000, a decrease of $1.4 million, compared to $1.8 million recorded for the first three months of 2018. The decrease in net income of $1.4 million was related to an increase in interest expense and non-interest expense partially offset by an increase in interest income and non-interest income.

For the three month period ended March 31, 2019, basic and fully-diluted net income per common share was $0.01 compared to basic and fully-diluted net income per common share of $0.03 for the three month period ended March 31, 2018.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) measures our net income in relation to our total average assets. The ROA for the first three months of 2019 and 2018 was 0.06% and 0.30%, respectively. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders’ equity. The ROE for the first three months of 2019 and 2018 was 0.70% and 3.19%, respectively.

Commitments, Contingencies and Concentrations

Financial instruments with contract amounts representing potential credit risk were commitments to extend credit of approximately $290.1 million and $286.4 million, and standby letters of credit of approximately $14.0 million and $13.9 million, at March 31, 2019 and December 31, 2018, respectively. These financial instruments constitute off-balance sheet arrangements. Commitments often expire without being drawn upon. Substantially all of the $290.1 million of commitments to extend credit at March 31, 2019 were committed as variable rate credit facilities.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of liability as of March 31, 2019 and December 31, 2018 for guarantees under standby letters of credit issued is not material.

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

Management believes that the Company and Republic met, as of March 31, 2019 and December 31, 2018, all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed Republic’s category.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

The following table presents our regulatory capital ratios at March 31, 2019, and December 31, 2018.

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2019:

Total risk-based capital
Republic	$232,316	12.68%	$146,533	8.00%	$192,324	10.50%	$183,166	10.00%
Company	264,360	14.40%	146,883	8.00%	192,784	10.50%	-	-%
Tier 1 risk-based capital
Republic	224,416	12.25%	109,900	6.00%	155,691	8.50%	146,533	8.00%
Company	256,460	13.97%	110,162	6.00%	156,063	8.50%	-	-%
CET 1 risk-based capital
Republic	224,416	12.25%	82,425	4.50%	128,216	7.00%	119,058	6.50%
Company	245,460	13.37%	82,622	4.50%	128,522	7.00%	-	-%
Tier 1 leveraged capital
Republic	223,893	8.05%	111,539	4.00%	111,539	4.00%	139,424	5.00%
Company	248,386	9.18%	111,723	4.00%	111,723	4.00%	-	-%

At December 31, 2018:

Total risk-based capital
Republic	$231,610	13.26%	$139,722	8.00%	$172,489	9.875%	$174,652	10.00%
Company	262,964	15.03%	140,009	8.00%	172,824	9.875%	-	-%
Tier 1 risk-based capital
Republic	222,995	12.77%	104,791	6.00%	137,539	7.875%	139,722	8.00%
Company	254,349	14.53%	105,007	6.00%	137,821	7.875%	-	-%
CET 1 risk-based capital
Republic	222,995	12.77%	78,594	4.50%	111,341	6.375%	113,524	6.50%
Company	243,349	13.90%	78,755	4.50%	111,570	6.375%	-	-%
Tier 1 leveraged capital
Republic	222,995	8.21%	108,685	4.00%	108,685	4.00%	135,857	5.00%
Company	254,349	9.35%	108,800	4.00%	108,800	4.00%	-	-%

Dividend Policy

We have not paid any cash dividends on our common stock.  We have no plans to pay cash dividends in 2019.  Our ability to pay dividends depends primarily on receipt of dividends from our subsidiary, Republic. Dividend payments from Republic are subject to legal and regulatory limitations.  The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $85.9 million at March 31, 2019, compared to $72.5 million at December 31, 2018. Loan maturities and repayments are another source of asset liquidity. At March 31, 2019, Republic estimated that more than $100.0 million of loans would mature or repay in the six-month period ending September 30, 2019. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At March 31, 2019, we had outstanding commitments (including unused lines of credit and letters of credit) of $290.1 million. Certificates of deposit scheduled to mature in one year totaled $94.4 million at March 31, 2019. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh.  Our maximum borrowing capacity with the FHLB was $753.9 million at March 31, 2019. At March 31, 2019 and December 31, 2018, we had no outstanding term borrowings with the FHLB. At March 31, 2019, we had no outstanding overnight borrowings with the FHLB. At December 31, 2018, we had outstanding overnight borrowings of $91.4 million with the FHLB. As of March 31, 2019 and December 31, 2018, FHLB had issued letters of credit, on Republic’s behalf, totaling $100.0 million against our available credit line. We also established a contingency line of credit of $10.0 million with ACBB and a Fed Funds line of credit with Zions Bank in the amount of $15.0 million to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit or the Zions Fed Funds line at both March 31, 2019 and December 31, 2018.

Investment Securities Portfolio

At March 31, 2019, we identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of our asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available-for-sale and are intended to increase the flexibility of our asset/liability management.  Our investment securities classified as available for sale consist primarily of CMOs, MBSs, municipal securities, and corporate bonds.  Available for sale securities totaled $287.7 million and $321.0 million as of March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, securities classified as available for sale had a net unrealized loss of $3.7 million and a net unrealized loss of $5.7 million at December 31, 2018.

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $34.4 million at March 31, 2019. Individual customers may have several loans often secured by different collateral.

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

The following table shows information concerning loan delinquency and non‑performing assets as of the dates indicated (dollars in thousands):

	March 31, 2019	December 31, 2018
Loans accruing, but past due 90 days or more	$1,744	$-
Non-accrual loans	8,932	10,341
Total non-performing loans	10,676	10,341
Other real estate owned	6,088	6,223
Total non-performing assets	$16,764	$16,564

Non-performing loans as a percentage of total loans, net of unearned income	0.72%	0.72%
Non-performing assets as a percentage of total assets	0.60%	0.60%

Non-performing asset balances increased by $200,000 to $16.8 million as of March 31, 2019 from $16.6 million at December 31, 2018. Non-accrual loans decreased $1.4 million to $8.9 million at March 31, 2019, from $10.3 million at December 31, 2018 due primarily to $1.0 million in loan charge-offs and payments of $686,000 during the three months ended March 31, 2019. The $1.0 million in charge-offs during the first quarter of 2019 was primarily driven by a single loan relationship for which loan losses provisions had been recorded in prior periods. Management determined this amount to be uncollectible and accordingly charged-off the balance in the first quarter. There were loans accruing, but past due 90 days or more at March 31, 2019 of $1.7 million compared to $0 at December 31, 2018. At March 31, 2019 and December 31, 2018, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

The following table presents our 30 to 89 days past due loans at March 31, 2019 and December 31, 2018.

(dollars in thousands)	March 31, 2019	December 31, 2018
30 to 59 days past due	$1,263	$1,135
60 to 89 days past due	-	1,574
Total loans 30 to 89 days past due	$1,263	$2,709

Other Real Estate Owned

The balance of other real estate owned was $6.1 million at March 31, 2019 and $6.2 million at December 31, 2018.  The following table presents a reconciliation of other real estate owned for the three months ended March 31, 2019 and the year ended December 31, 2018:

(dollars in thousands)	March 31, 2019	December 31, 2018
Beginning Balance, January 1st	$6,223	$6,966
Additions	-	315
Valuation adjustments	(16)	(563)
Dispositions	(119)	(495)
Ending Balance	$6,088	$6,223

At March 31, 2019, we had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

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

An analysis of the allowance for loan losses for the three months ended March 31, 2019 and 2018, and the twelve months ended December 31, 2018 is as follows:

(dollars in thousands)	For the three months ended March 31, 2019	For the twelve months ended December 31, 2018	For the three months ended March 31, 2018

Balance at beginning of period	$8,615	$8,599	$8,599
Charge‑offs:
Commercial real estate	-	1,603	1,535
Construction and land development	-	-	-
Commercial and industrial	929	151	151
Owner occupied real estate	75	465	465
Consumer and other	13	219	198
Residential mortgage	-	-	-
Total charge‑offs	1,017	2,438	2,349
Recoveries:
Commercial real estate	-	50	-
Construction and land development	-	-	-
Commercial and industrial	1	81	-
Owner occupied real estate	-	20	-
Consumer and other	1	3	-
Residential mortgage	-	-	-
Total recoveries	2	154	-
Net charge‑offs/(recoveries)	1,015	2,284	2,349
Provision for loan losses	300	2,300	400

Balance at end of period	$7,900	$8,615	$6,650

Average loans outstanding(1)	$1,468,640	$1,340,117	$1,235,124
As a percent of average loans:(1)
Net charge‑offs (annualized)	0.28%	0.17%	0.77%
Provision for loan losses (annualized)	0.08%	0.17%	0.13%
Allowance for loan losses	0.54%	0.64%	0.54%
Allowance for loan losses to:
Total loans, net of unearned income	0.53%	0.60%	0.53%
Total non‑performing loans	74.00%	83.31%	47.06%

(1)	Includes non-accruing loans

We recorded a provision for loan losses of $300,000 at March 31, 2019. During the first three months of 2019, there was an increase in the allowance required for loans collectively evaluated for impairment driven by an increase in loans receivable. We recorded a provision for loan losses of $400,000 at March 31, 2018. During the first three months of 2018, there was an increase in the allowance required for loans collectively evaluated for impairment driven by an increase in loans receivable.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 74.0% at March 31, 2019, compared to 83.3% at December 31, 2018 and 47.1% at March 31, 2018. Total non-performing loans were $10.7 million, $10.3 million and $14.1 million at March 31, 2019, December 31, 2018 and March 31, 2018, respectively.  The decrease in the coverage ratio at March 31, 2019 compared to December 31, 2018 was a result of charge-offs recorded during the first three months of 2019.

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

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category. The amount of non-performing loans for which partial charge-offs have been recorded amounted to $4.6 million at March 31, 2019 and $4.4 million at December 31, 2018.

The following table provides additional analysis of partially charged-off loans.

(dollars in thousands)	March 31, 2019	December 31, 2018
Total nonperforming loans	$10,676	$10,341
Nonperforming and impaired loans with partial charge-offs	4,570	4,387

Ratio of nonperforming loans with partial charge-offs to total loans	0.31%	0.31%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	42.81%	42.42%
Coverage ratio net of nonperforming loans with partial charge-offs	172.87%	196.38%

Our charge-off policy is reviewed on an annual basis and updated as necessary. During the three month period ended March 31, 2019, there were no changes made to this policy.

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

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 14, 2019.

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2019 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended March 31, 2019.

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

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K and Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the three months ended March 31, 2019 and  2018, (iii)  Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, (v) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: May 8, 2019	By:	/s/ Harry D. Madonna
Harry D. Madonna
President and Chief Executive Officer (principal executive officer)

Date: May 8, 2019	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)