Form 10-Q
period 2019-06-30
REPUBLIC FIRST BANCORP INC
filed 2019-08-07
CIK 834285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]    NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	58,842,778
Title of Class	Number of Shares Outstanding as of August 5, 2019

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

(Dollars in thousands, except per share data)

	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$38,770	$35,685
Interest bearing deposits with banks	90,744	36,788
Cash and cash equivalents	129,514	72,473
Investment securities available for sale, at fair value	338,286	321,014
Investment securities held to maturity, at amortized cost (fair value of $725,796 and $747,323, respectively)	718,534	761,563
Restricted stock, at cost	5,130	5,754
Mortgage loans held for sale, at fair value	21,346	20,887
Other loans held for sale	2,066	5,404
Loans receivable (net of allowance for loan losses of $8,056 and $8,615, respectively)	1,500,664	1,427,983
Premises and equipment, net	105,311	87,661
Other real estate owned, net	6,406	6,223
Accrued interest receivable	9,270	9,025
Operating lease right-of-use asset	67,117	-
Goodwill	5,011	5,011
Other assets	32,331	30,299
Total Assets	$2,940,986	$2,753,297

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$544,406	$519,056
Demand – interest bearing	1,072,415	1,042,561
Money market and savings	719,075	676,993
Time deposits	192,081	154,257
Total Deposits	2,527,977	2,392,867
Short-term borrowings	68,979	91,422
Accrued interest payable	1,134	558
Other liabilities	9,739	12,002
Operating lease liability	70,537	-
Subordinated debt	11,262	11,259
Total Liabilities	2,689,628	2,508,108

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 59,371,623 as of June 30, 2019 and 59,318,073 as of December 31, 2018; shares outstanding 58,842,778 as of June 30, 2019 and 58,789,228 as of December 31, 2018	594	593
Additional paid in capital	270,789	269,147
Accumulated deficit	(7,909)	(8,716)
Treasury stock at cost (503,408 shares as of June 30, 2019 and December 31, 2018)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of June 30, 2019 and December 31, 2018)	(183)	(183)
Accumulated other comprehensive loss	(8,208)	(11,927)
Total Shareholders’ Equity	251,358	245,189
Total Liabilities and Shareholders’ Equity	$2,940,986	$2,753,297

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2019 and 2018

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on taxable loans	$18,149	$15,082	$35,529	$28,989
Interest and fees on tax-exempt loans	420	375	840	737
Interest and dividends on taxable investment securities	7,059	6,676	14,304	13,025
Interest and dividends on tax-exempt investment securities	99	128	237	237
Interest on federal funds sold and other interest-earning assets	518	63	854	235
Total interest income	26,245	22,324	51,764	43,223
Interest expense:
Demand- interest bearing	4,206	1,549	8,144	2,806
Money market and savings	1,628	1,174	3,080	2,146
Time deposits	861	366	1,485	735
Other borrowings	179	573	544	758
Total interest expense	6,874	3,662	13,253	6,445
Net interest income	19,371	18,662	38,511	36,778
Provision for loan losses	-	800	300	1,200
Net interest income after provision for loan losses	19,371	17,862	38,211	35,578
Non-interest income:
Loan and servicing fees	689	372	899	519
Mortgage banking income	3,031	3,182	5,251	5,368
Gain on sales of SBA loans	1,147	846	1,649	1,838
Service fees on deposit accounts	1,848	1,326	3,460	2,501
Gain (loss) on sale of investment securities	261	(1)	583	(1)
Other non-interest income	50	43	129	78
Total non-interest income	7,026	5,768	11,971	10,303
Non-interest expenses:
Salaries and employee benefits	13,705	10,883	26,064	21,528
Occupancy	2,682	1,888	5,276	4,001
Depreciation and amortization	1,539	1,465	2,960	2,822
Legal	333	349	562	640
Other real estate owned	517	192	854	503
Appraisal and other loan expenses	390	455	851	733
Advertising	454	297	769	626
Data processing	1,184	940	2,346	1,764
Insurance	216	217	451	509
Professional fees	725	510	1,203	978
Automated teller machine expenses	607	442	1,163	829
Regulatory assessments and costs	421	395	842	862
Taxes, other	207	245	494	490
Other operating expenses	2,931	2,451	5,343	4,546
Total non-interest expense	25,911	20,729	49,178	40,831
Income before provision for income taxes	486	2,901	1,004	5,050
Provision for income taxes	105	530	197	902
Net income	$381	$2,371	$807	$4,148
Net income per share:
Basic	$0.01	$0.04	$0.01	$0.07
Diluted	$0.01	$0.04	$0.01	$0.07

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2019 and 2018

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$381	$2,371	$807	$4,148

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities (pre-tax $2,473, ($2,300), $4,775, and ($9,008), respectively)	1,902	(1,797)	3,672	(7,036)
Reclassification adjustment for securities (gains) losses (pre-tax ($261), $1, ($583), and $1, respectively)	(200)	1	(448)	1
Net unrealized gains/(losses) on securities	1,702	(1,796)	3,224	(7,035)
Amortization of net unrealized holding losses to income during the period (pre-tax $332, $30, $644, and $69 respectively)	255	23	495	54

Total other comprehensive income (loss)	1,957	(1,773)	3,719	(6,981)

Total comprehensive income (loss)	$2,338	$598	$4,526	$(2,833)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$807	$4,148
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	1,200
Write down of other real estate owned	16	-
Depreciation and amortization	2,960	2,822
Stock based compensation	1,382	1,052
Net (gain) loss on sale of investment securities	(583)	1
Amortization of premiums on investment securities	1,277	1,497
Accretion of discounts on retained SBA loans	(703)	(678)
Fair value adjustments on SBA servicing assets	745	833
Proceeds from sales of SBA loans originated for sale	25,099	24,283
SBA loans originated for sale	(20,112)	(23,331)
Gains on sales of SBA loans originated for sale	(1,649)	(1,838)
Proceeds from sales of mortgage loans originated for sale	152,784	156,560
Mortgage loans originated for sale	(149,557)	(145,366)
Fair value adjustment for mortgage loans originated for sale	49	41
Gains on mortgage loans originated for sale	(3,968)	(4,058)
Amortization of debt issuance costs	3	3
Non-cash expense related to leases	637	-
Increase in accrued interest receivable and other assets	(2,292)	(807)
Decrease in accrued interest payable and other liabilities	(518)	(616)
Net cash provided by operating activities	6,677	15,746

Cash flows from investing activities
Purchase of investment securities available for sale	(78,751)	(79,595)
Purchase of investment securities held to maturity	-	(61,083)
Proceeds from the sale of securities available for sale	43,238	5,713
Proceeds from the maturity or call of securities available for sale	22,514	26,378
Proceeds from the maturity or call of securities held to maturity	42,898	28,030
Net redemption (purchase) of restricted stock	624	(6,461)
Net increase in loans	(72,878)	(156,855)
Net proceeds from sale of other real estate owned	401	407
Premises and equipment expenditures	(20,610)	(7,944)
Net cash used in investing activities	(62,564)	(251,410)

Cash flows from financing activities
Proceeds from exercise of stock options	261	561
Increase in demand, money market and savings deposits	97,286	63,787
Increase in time deposits	37,824	7,059
Net (repayment) increase in short-term borrowings	(22,443)	161,669
Net cash provided by financing activities	112,928	233,076
Net increase (decrease) in cash and cash equivalents	57,041	(2,588)
Cash and cash equivalents, beginning of year	72,473	61,942
Cash and cash equivalents, end of period	$129,514	$59,354

Supplemental disclosures
Interest paid	$13,829	$6,330
Non-monetary transfers from loans to other real estate owned	$600	$-
Conversion of subordinated debt to common stock	$-	$10,094

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Six Months Ended June 30, 2019 and 2018

(Dollars in thousands)

(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance April 1, 2019	$593	$270,155	$(8,290)	$(3,725)	$(183)	$(10,165)	$248,385

Net income			381				381
Other comprehensive income, net of tax						1,957	1,957
Stock based compensation		614					614
Options exercised (6,000 shares)	1	20					21

Balance June 30, 2019	$594	$270,789	$(7,909)	$(3,725)	$(183)	$(8,208)	$251,358

Balance January 1, 2019	$593	$269,147	$(8,716)	$(3,725)	$(183)	$(11,927)	$245,189

Net income			807				807
Other comprehensive income, net of tax						3,719	3,719
Stock based compensation		1,382					1,382
Options exercised (53,550 shares)	1	260					261

Balance June 30, 2019	$594	$270,789	$(7,909)	$(3,725)	$(183)	$(8,208)	$251,358

Balance April 1, 2018	$592	$267,313	$(15,566)	$(3,725)	$(183)	$(14,357)	$234,074

Net income			2,371				2,371
Other comprehensive loss, net of tax						(1,773)	(1,773)
Stock based compensation		531					531
Options exercised (36,500 shares)	1	130					131

Balance June 30, 2018	$593	$267,974	$(13,195)	$(3,725)	$(183)	$(16,130)	$235,334

Balance January 1, 2018	$575	$256,285	$(18,983)	$(3,725)	$(183)	$(7,509)	$226,460

Reclassification due to the adoption of ASU 2018-02			1,640			(1,640)	-
Net income			4,148				4,148
Other comprehensive loss, net of tax						(6,981)	(6,981)
Stock based compensation		1,052					1,052
Conversion of subordinated debt to common stock (1,624,614 shares)	16	10,078					10,094
Options exercised (145,475 shares)	2	559					561

Balance June 30, 2018	$593	$267,974	$(13,195)	$(3,725)	$(183)	$(16,130)	$235,334

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1:   Basis of Presentation

Republic First Bancorp, Inc. (the “Company”) is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania.  It is comprised of one wholly-owned subsidiary, Republic First Bank, which does business under the name of Republic Bank (“Republic”). Republic is a Pennsylvania state chartered bank that offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia, Southern New Jersey, and New York City markets through its offices and store locations in Philadelphia, Montgomery, Delaware, Bucks, Camden, Burlington, Atlantic, Gloucester, and New York Counties. On July 28, 2016, Republic acquired all of the issued and outstanding limited liability company interests of Oak Mortgage Company, LLC (“Oak Mortgage”) and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. Oak Mortgage is headquartered in Marlton, NJ and is licensed to do business in Pennsylvania, Delaware, New Jersey, and Florida. On January 1, 2018, Oak Mortgage was merged into Republic and restructured as a division with Republic. The Oak Mortgage name is still utilized for marketing and branding purposes. The Company also has two unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of two separate issuances of trust preferred securities.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Mortgage Banking Activities and Mortgage Loans Held for Sale

Mortgage loans held for sale are originated and held until sold to permanent investors. Management has adopted the fair value option in accordance with FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, and record loans held for sale at fair value.

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

 Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“the 2005 Plan”), under which the Company granted options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company’s 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of June 30, 2019, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company’s stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company’s shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At June 30, 2019, the maximum number of common shares issuable under the 2014 Plan was 6.3 million shares. During the six months ended June 30, 2019, 1.2 million options were granted under the 2014 Plan with a fair value of $2,710,685.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant. A summary of the assumptions used in the Black-Scholes option pricing model for 2019 and 2018 are as follows:

	2019			2018
Dividend yield(1)	0.0%			0.0%
Expected volatility(2)	28.81%			28.22%
Risk-free interest rate(3)	1.95%	to	2.70%	2.35%	to	2.91%
Expected life(4) (in years)	6.25			6.25
Assumed forfeiture rate(5)	4.0%			4.0%

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

During the six months ended June 30, 2019 and 2018, 808,898 shares and 717,364 shares vested, respectively. Expense is recognized ratably over the period required to vest. At June 30, 2019, the intrinsic value of the 4,979,350 options outstanding was $2.6 million, while the intrinsic value of the 2,630,585 exercisable (vested) options was $2.4 million. At June 30, 2018, the intrinsic value of the 3,886,775 options outstanding was $8.1 million, while the intrinsic value of the 1,918,112 exercisable (vested) options was $6.7 million. During the six months ended June 30, 2019, 53,550 options were exercised resulting in cash receipts of $261,143 and 44,250 options were forfeited with a weighted average grant date fair value of $130,983. During the six months ended June 30, 2018, 145,475 options were exercised resulting in cash receipts of $561,082 and 43,375 options were forfeited with a weighted average grant date fair value of $124,944.

Information regarding stock based compensation for the six months ended June 30, 2019 and 2018 is set forth below:

	2019	2018
Stock based compensation expense recognized	$1,382,000	$1,052,000
Number of unvested stock options	2,348,765	1,968,663
Fair value of unvested stock options	$6,000,570	$5,555,672
Amount remaining to be recognized as expense	$4,625,447	$4,387,864

The remaining unrecognized expense amount of $4,625,447 will be recognized ratably as expense through June 2023.

Earnings per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plans for the six months ended June 30, 2019 and June 30, 2018.

The calculation of EPS for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income (basic and diluted)	$381	$2,371	$807	$4,148

Weighted average shares outstanding	58,841	58,746	58,823	57,927

Net income per share – basic	$0.01	$0.04	$0.01	$0.07

Weighted average shares outstanding (including dilutive CSEs)	59,401	59,911	59,501	59,147

Net income per share – diluted	$0.01	$0.04	$0.01	$0.07

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods. These securities were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive for the periods presented.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Anti-dilutive securities

Share based compensation awards	4,419	2,721	4,301	2,666

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

In December 2018, the FASB issued ASU 2018-20 "Leases (Topic 842): Narrow-Scope Improvements for Lessors," which provided lessors a policy election to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Additionally, the update requires certain lessors to exclude from variable payments lessor costs paid by lessees directly to third parties.

The Company adopted this ASU on January 1, 2019. The Company recognized an ROU asset of $34.2 million and total operating lease liability obligations of $35.1 million at January 1, 2019. Capital ratios remained in compliance with the regulatory definition of well capitalized. There were no material changes to the recognition of operating lease expense in the consolidated statements of income. The Company adopted certain practical expedients available under the new guidance, which did not require it to (1) reassess whether any expired or existing contracts contain leases, (2) reassess the lease classification for any expired or existing leases, (3) reassess initial direct costs for any existing leases, and (4) evaluate whether certain sales taxes and other similar taxes are lessor costs. The Company elected the use-of-hindsight practical expedient. Additionally, the Company elected to apply the new lease guidance at the adoption date, rather than at the beginning of the earliest period presented.

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company is currently evaluating the impact of this ASU, continuing its implementation efforts and reviewing the loss modeling requirements consistent with lifetime expected loss estimates. Calculations of expected losses under the new guidance are currently being run parallel to the calculations under existing guidance to assess and evaluate the potential impact to the Company’s financial statements.  The Company expects that the new model will include different assumptions used in calculating credit losses, such as estimating losses over the estimated life of a financial asset and will consider expected future changes in macroeconomic conditions. The adoption of this ASU may result in an increase to the Company's allowance for loan losses which will depend upon the nature and characteristics of the Company's loan portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at that date. For the Company, this update will be effective for interim and annual periods beginning after December 15, 2019.

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

Note 5: Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at June 30, 2019 and December 31, 2018 is as follows:

	At June 30, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$233,262	$2,294	$(919)	$234,637
Agency mortgage-backed securities	22,005	29	(102)	21,932
Municipal securities	15,053	406	-	15,459
Corporate bonds	69,499	8	(3,249)	66,258
Total securities available for sale	$339,819	$2,737	$(4,270)	$338,286

U.S. Government agencies	$101,621	$832	$(393)	$102,060
Collateralized mortgage obligations	471,514	8,191	(1,269)	478,436
Agency mortgage-backed securities	145,399	1,240	(1,339)	145,300
Total securities held to maturity	$718,534	$10,263	$(3,001)	$725,796

	At December 31, 2018
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$197,812	$567	$(2,120)	$196,259
Agency mortgage-backed securities	39,105	5	(611)	38,499
Municipal securities	20,807	64	(232)	20,639
Corporate bonds	62,583	87	(3,396)	59,274
Asset-backed securities	6,433	-	(90)	6,343
Total securities available for sale	$326,740	$723	$(6,449)	$321,014

U.S. Government agencies	$107,390	$-	$(3,772)	$103,618
Collateralized mortgage obligations	500,690	570	(5,793)	495,467
Agency mortgage-backed securities	153,483	-	(5,245)	148,238
Total securities held to maturity	$761,563	$570	$(14,810)	$747,323

The following table presents investment securities by stated maturity at June 30, 2019. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay with or without prepayment penalties and, therefore, these securities are classified separately with no specific maturity date.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$3,789	$3,798	$-	$-
After 1 year to 5 years	11,889	11,932	12,574	12,790
After 5 years to 10 years	64,388	61,462	89,047	89,270
After 10 years	4,486	4,525	-	-
Collateralized mortgage obligations	233,262	234,637	471,514	478,436
Agency mortgage-backed securities	22,005	21,932	145,399	145,300
Total	$339,819	$338,286	$718,534	$725,796

The Company’s investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities. There were no private label mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) held in the investment securities portfolio as of June 30, 2019 and December 31, 2018. There were also no MBS or CMO securities that were rated “Alt-A” or “sub-prime” as of those dates.

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

There were no impairment charges (credit losses) on a single trust preferred security held in the portfolio for the three and six months ended June 30, 2019 and June 30, 2018. The trust preferred security was sold in December 2018.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at June 30, 2019 and 2018 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2019	2018
Beginning Balance, January 1st	$-	$274
Additional credit-related impairment loss on securities for which an other-than-temporary impairment was previously recognized	-	-
Ending Balance, June 30th	$-	$274

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position in the available for sale and held to maturity section:

	At June 30, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$48,874	$609	$35,810	$310	$84,684	$919
Agency mortgage-backed securities	-	-	13,061	102	13,061	102
Corporate bonds	2,999	2	51,753	3,247	54,752	3,249
Total Available for Sale	$51,873	$611	$100,624	$3,659	$152,497	$4,270

	At June 30, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$-	$-	$37,533	$393	$37,533	$393
Collateralized mortgage obligations	30,149	97	91,719	1,172	121,868	1,269
Agency mortgage-backed securities	-	-	79,624	1,339	79,624	1,339
Total Held to Maturity	$30,149	$97	$208,876	$2,904	$239,025	$3,001

	At December 31, 2018
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$58,883	$270	$83,377	$1,850	$142,260	$2,120
Agency mortgage-backed securities	1,134	10	16,768	601	17,902	611
Municipal securities	1,549	7	12,154	225	13,703	232
Corporate bonds	-	-	53,189	3,396	53,189	3,396
Asset backed securities	6,343	90	-	-	6,343	90
Total Available for Sale	$67,909	$377	$165,488	$6,072	$233,397	$6,449

	At December 31, 2018
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$5,351	$26	$98,267	$3,746	$103,618	$3,772
Collateralized mortgage obligations	44,574	475	173,467	5,318	218,041	5,793
Agency mortgage-backed securities	-	-	119,243	5,245	119,243	5,245
Total Held to Maturity	$49,925	$501	$390,977	$14,309	$440,902	$14,810

Unrealized losses on securities in the investment portfolio amounted to $7.3 million with a total fair value of $391.5 million as of June 30, 2019 compared to unrealized losses of $21.3 million with a total fair value of $674.3 million as of December 31, 2018. The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

The Company held five U.S. Government agency securities, thirty-nine collateralized mortgage obligations and eighteen agency mortgage-backed securities that were in an unrealized loss position at June 30, 2019. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of June 30, 2019.

All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At June 30, 2019, the investment portfolio included no municipal securities that were in an unrealized loss position.

At June 30, 2019, the investment portfolio included seven corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration.

       The unrealized loss on the trust preferred security at June 30, 2018 was primarily the result of the secondary market becoming inactive for such a security and was considered temporary at that time. During 2018, management received several inquiries regarding the availability of the remaining trust preferred CDO security and noted an increased level of trading in this type of security. As a result of the increased activity and the level of bids received, management elected to sell the remaining CDO security in December 2018.

Proceeds associated with the sale of securities available for sale during the three months ended June 30, 2019 were $18.2 million. The tax provision applicable to the net gains of $261,000 for the three months ended June 30, 2019 amounted to $61,000. Proceeds associated with the sale of securities available for sale during the six months ended June 30, 2019 were $43.2 million. Gross gains of $650,000 and gross losses of $67,000 were realized on these sales. The tax provision applicable to the net gains of $583,000 for the six months ended June 30, 2019 amounted to $135,000.

During the three months and six months ended June 30, 2018, the proceeds from the sale of investment securities were $5.7 million. A gross loss of $1,000 was realized on the sale of investment securities for the three and six months ended June 30, 2018.

Note 6: Loans Receivable and Allowance for Loan Losses

       The following table sets forth the Company’s gross loans by major category as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	June 30, 2019	December 31, 2018

Commercial real estate	$553,644	$515,738
Construction and land development	111,474	121,042
Commercial and industrial	189,632	200,423
Owner occupied real estate	381,852	367,895
Consumer and other	97,970	91,152
Residential mortgage	173,963	140,364
Total loans receivable	1,508,535	1,436,614
Deferred costs (fees)	185	(16)
Allowance for loan losses	(8,056)	(8,615)
Net loans receivable	$1,500,664	$1,427,983

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

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three months ended June 30, 2019 and 2018:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended June 30, 2019
Allowance for loan losses:

Beginning balance:	$2,672	$703	$1,037	$1,867	$536	$985	$100	$7,900
Charge-offs	-	-	(1)	-	-	-	-	(1)
Recoveries	-	-	153	-	4	-	-	157
Provisions (credits)	1	(72)	(314)	291	22	139	(67)	-

Ending balance	$2,673	$631	$875	$2,158	$562	$1,124	$33	$8,056

Three months ended June 30, 2018
Allowance for loan losses:

Beginning balance:	$1,903	$751	$1,261	$1,692	$460	$508	$75	$6,650
Charge-offs	-	-	-	-	(14)	-	-	(14)
Recoveries	33	-	76	20	1	-	-	130
Provisions (credits)	103	21	112	144	62	130	228	800

Ending balance	$2,039	$772	$1,449	$1,856	$509	$638	$303	$7,566

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the six months ended June 30, 2019 and 2018:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Six months ended June 30, 2019
Allowance for loan losses:

Beginning balance:	$2,462	$777	$1,754	$2,033	$577	$894	$118	$8,615
Charge-offs	-	-	(930)	(75)	(13)	-	-	(1,018)
Recoveries	-	-	154	-	5	-	-	159
Provisions (credits)	211	(146)	(103)	200	(7)	230	(85)	300

Ending balance	$2,673	$631	$875	$2,158	$562	$1,124	$33	$8,056

Six months ended June 30, 2018
Allowance for loan losses:

Beginning balance:	$3,774	$725	$1,317	$1,737	$573	$392	$81	$8,599
Charge-offs	(1,535)	-	(151)	(465)	(212)	-	-	(2,363)
Recoveries	33	-	76	20	1	-	-	130
Provisions (credits)	(233)	47	207	564	147	246	222	1,200

Ending balance	$2,039	$772	$1,449	$1,856	$509	$638	$303	$7,566

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

June 30, 2019
Allowance for loan losses:
Individually evaluated for impairment	$122	$-	$114	$332	$-	$-	$-	$568
Collectively evaluated for impairment	2,551	631	761	1,826	562	1,124	33	7,488
Total allowance for loan losses	$2,673	$631	$875	$2,158	$562	$1,124	$33	$8,056

Loans receivable:
Loans evaluated individually	$10,274	$-	$2,000	$2,878	$993	$768	$-	$16,913
Loans evaluated collectively	543,370	111,474	187,632	378,974	96,977	173,195	-	1,491,622
Total loans receivable	$553,644	$111,474	$189,632	$381,852	$97,970	$173,963	$-	$1,508,535

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$295	$-	$867	$217	$94	$-	$-	$1,473
Collectively evaluated for impairment	2,167	777	887	1,816	483	894	118	7,142
Total allowance for loan losses	$2,462	$777	$1,754	$2,033	$577	$894	$118	$8,615

Loans receivable:
Loans evaluated individually	$10,947	$-	$3,662	$2,560	$861	$-	$-	$18,030
Loans evaluated collectively	504,791	121,042	196,761	365,335	90,291	140,364	-	1,418,584
Total loans receivable	$515,738	$121,042	$200,423	$367,895	$91,152	$140,364	$-	$1,436,614

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans, but also include internally classified accruing loans. The following table summarizes information with regard to impaired loans by loan portfolio class as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$6,260	$6,265	$-	$6,332	$6,337	$-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	1,464	4,737	-	1,655	5,418	-
Owner occupied real estate	1,855	1,959	-	1,905	2,013	-
Consumer and other	993	1,266	-	710	1,082	-
Residential mortgage	768	768	-	-	-	-
Total	$11,340	$14,995	$-	$10,602	$14,850	$-

With an allowance recorded:
Commercial real estate	$4,014	$4,536	$122	$4,615	$5,498	$295
Construction and land development	-	-	-	-	-	-
Commercial and industrial	536	599	114	2,007	2,195	867
Owner occupied real estate	1,023	1,071	332	655	704	217
Consumer and other	-	-	-	151	158	94
Residential mortgage	-	-	-	-	-	-
Total	$5,573	$6,206	$568	$7,428	$8,555	$1,473

Total:
Commercial real estate	$10,274	$10,801	$122	$10,947	$11,835	$295
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,000	5,336	114	3,662	7,613	867
Owner occupied real estate	2,878	3,030	332	2,560	2,717	217
Consumer and other	993	1,266	-	861	1,240	94
Residential mortgage	768	768	-	-	-	-
Total	$16,913	$21,201	$568	$18,030	$23,405	$1,473

The following table presents additional information regarding the Company’s impaired loans for the three months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30,
	2019		2018
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$6,278	$70	$13,828	$72
Construction and land development	-	-	-	-
Commercial and industrial	1,527	-	5,162	28
Owner occupied real estate	1,867	14	2,338	14
Consumer and other	917	6	639	1
Residential mortgage	512	1	-	-
Total	$11,101	$91	$21,967	$115

With an allowance recorded:
Commercial real estate	$4,214	$-	$-	$-
Construction and land development	-	-	-	-
Commercial and industrial	842	-	1,774	-
Owner occupied real estate	860	6	1,075	6
Consumer and other	26	-	152	-
Residential mortgage	-	-	-	-
Total	$5,942	$6	$3,001	$6

Total:
Commercial real estate	$10,492	$70	$13,828	$72
Construction and land development	-	-	-	-
Commercial and industrial	2,369	-	6.936	28
Owner occupied real estate	2,727	20	3,413	20
Consumer and other	943	6	791	1
Residential mortgage	512	1	-	-
Total	$17,043	$97	$24,968	$121

The following table presents additional information regarding the Company’s impaired loans for the six months ended June 30, 2019 and June 30, 2018:

	Six Months Ended June 30,
	2019		2018
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$6,296	$140	$12,307	$144
Construction and land development	-	-	-	-
Commercial and industrial	1,591	-	4,360	33
Owner occupied real estate	1,879	28	2,423	28
Consumer and other	841	8	644	2
Residential mortgage	256	1	-	-
Total	$10,863	$177	$19,734	$207

With an allowance recorded:
Commercial real estate	$4,414	$-	$2,050	$-
Construction and land development	-	-	-	-
Commercial and industrial	1,148	-	1,765	3
Owner occupied real estate	697	12	1,118	12
Consumer and other	51	-	217	1
Residential mortgage	-	-	-	-
Total	$6,310	$12	$5,150	$16

Total:
Commercial real estate	$10,710	$140	$14,357	$144
Construction and land development	-	-	-	-
Commercial and industrial	2,739	-	6,125	36
Owner occupied real estate	2,576	40	3,541	40
Consumer and other	892	8	861	3
Residential mortgage	256	1	-	-
Total	$17,173	$189	$24,884	$223

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At June 30, 2019
Commercial real estate	$-	$127	$4,030	$4,157	$549,487	$553,644	$-
Construction and land development	-	-	-	-	111,474	111,474	-
Commercial and industrial	-	2	2,000	2,002	187,630	189,632	-
Owner occupied real estate	233	35	1,531	1,799	380,053	381,852	-
Consumer and other	888	39	993	1,920	96,050	97,970	-
Residential mortgage	-	-	768	768	173,195	173,963	-
Total	$1,121	$203	$9,322	$10,646	$1,497,889	$1,508,535	$-

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2018
Commercial real estate	$339	$921	$4,631	$5,891	$509,847	$515,738	$-
Construction and land development	-	-	-	-	121,042	121,042	-
Commercial and industrial	280	-	3,661	3,941	196,482	200,423	-
Owner occupied real estate	-	653	1,188	1,841	366,054	367,895	-
Consumer and other	214	-	861	1,075	90,077	91,152	-
Residential mortgage	302	-	-	302	140,062	140,364	-
Total	$1,135	$1,574	$10,341	$13,050	$1,423,564	$1,436,614	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At June 30, 2019:
Commercial real estate	$548,491	$1,123	$4,030	$-	$553,644
Construction and land development	111,474	-	-	-	111,474
Commercial and industrial	187,631	1	1,720	280	189,632
Owner occupied real estate	377,152	1,823	2,877	-	381,852
Consumer and other	96,977	-	993	-	97,970
Residential mortgage	173,073	122	768	-	173,963
Total	$1,494,798	$3,069	$10,388	$280	$1,508,535

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2018:
Commercial real estate	$510,186	$921	$4,631	$-	$515,738
Construction and land development	121,042	-	-	-	121,042
Commercial and industrial	196,751	10	3,382	280	200,423
Owner occupied real estate	364,032	1,303	2,560	-	367,895
Consumer and other	90,291	-	861	-	91,152
Residential mortgage	140,240	124	-	-	140,364
Total	$1,422,542	$2,358	$11,434	$280	$1,436,614

The following table shows non-accrual loans by class as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	June 30, 2019	December 31, 2018

Commercial real estate	$4,030	$4,631
Construction and land development	-	-
Commercial and industrial	2,000	3,661
Owner occupied real estate	1,531	1,188
Consumer and other	993	861
Residential mortgage	768	-
Total	$9,322	$10,341

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $121,000 and $233,000 for the three and six months ended June 30, 2019, respectively, and $184,000 and $363,000 for the three and six months ended June 30, 2018, respectively.

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

The following table summarizes information with regard to outstanding troubled debt restructurings at June 30, 2019 and December 31, 2018:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
June 30, 2019
Commercial real estate	1	$6,245	$-	$6,245
Construction and land development	-	-	-	-
Commercial and industrial	-	-	-	-
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	1	$6,245	$-	$6,245
December 31, 2018
Commercial real estate	1	$6,316	$-	$6,316
Construction and land development	-	-	-	-
Commercial and industrial	3	-	1,224	1,224
Owner occupied real estate	1	-	242	242
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	5	$6,316	$1,466	$7,782

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

There were no loan modifications made during the three and six months ended June 30, 2019 that met the criteria of a TDR.

After a loan is determined to be a TDR, the Company continues to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the three and six months ended June 30, 2019. There were three TDRs that subsequently defaulted during the year ended December 31, 2018.

There were no residential mortgages in the process of foreclosure as of June 30, 2019 and December 31, 2018. There was no other real estate owned relating to residential real estate at June 30, 2019 and December 31, 2018.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2019 and December 31, 2018 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
June 30, 2019
Assets:

Collateralized mortgage obligations	$234,637	$-	$234,637	$-
Agency mortgage-backed securities	21,932	-	21,932	-
Municipal securities	15,459	-	15,459	-
Corporate bonds	66,258	-	63,259	2,999
Securities Available for Sale	$338,286	$-	$335,287	$2,999
Mortgage Loans Held for Sale	$21,346	$-	$21,346	$-
SBA Servicing Assets	4,593	-	-	4,593
Interest Rate Lock Commitments	707	-	707	-
Best Efforts Forward Loan Sales Commitments	17	-	17	-
Mandatory Forward Loan Sales Commitments	-	-	-	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	207	-	207	-
Mandatory Forward Loan Sales Commitments	227	-	227	-

December 31, 2018
Assets:

Collateralized mortgage obligations	$196,259	$-	$196,259	$-
Agency mortgage-backed securities	38,499	-	38,499	-
Municipal securities	20,639	-	20,639	-
Corporate bonds	59,274	-	56,205	3,069
Asset-backed securities	6,343	-	6,343	-
Securities Available for Sale	$321,014	$-	$317,945	$3,069
Mortgage Loans Held for Sale	$20,887	$-	$20,887	$-
SBA Servicing Assets	4,785	-	-	4,785
Interest Rate Lock Commitments	410	-	410	-
Best Efforts Forward Loan Sales Commitments	5	-	5	-
Mandatory Forward Loan Sales Commitments	10	-	10	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	138	-	138	-
Mandatory Forward Loan Sales Commitments	230	-	230	-

The following tables present an analysis of the activity in the SBA servicing assets for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(dollars in thousands)	2019	2018
Beginning balance, April 1st	$4,631	$5,059
Additions	342	247
Fair value adjustments	(380)	(329)
Ending balance, June 30th	$4,593	$4,977

	Six Months Ended June 30,
(dollars in thousands)	2019	2018
Beginning balance, January 1st	$4,785	$5,243
Additions	553	567
Fair value adjustments	(745)	(833)
Ending balance, June 30th	$4,593	$4,977

Fair value adjustments are recorded as loan and servicing fees on the statement of income. Servicing fee income, not including fair value adjustments, totaled $479,000 and $493,000 for the three months ended June 30, 2019 and 2018, respectively. Servicing fee income, not including fair value adjustments, totaled $937,000 and $986,000 for the six months ended June 30, 2019 and 2018, respectively. Total loans in the amount of $205.8 million at June 30, 2019 and $204.4 million at December 31, 2018 were serviced for others.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, April 1st	$-	$3,034	$561	$3,090
Unrealized gains (losses)	-	(35)	(14)	(7)
Proceeds from sales	-	-	-	-
Realized losses	-	-	-	-
Balance, June 30th	$-	$2,999	$547	$3,083

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1st	$-	$3,069	$489	$3,086
Unrealized gains (losses)	-	(70)	58	(3)
Proceeds from sales	-	-	-	-
Realized losses	-	-	-	-
Balance, June 30th	$-	$2,999	$547	$3,083

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2019 and December 31, 2018 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
June 30, 2019
Impaired loans	$5,005	$-	$-	$5,005
Other real estate owned	5,480	-	-	5,480

December 31, 2018
Impaired loans	$5,955	$-	$-	$5,955
Other real estate owned	1,114	-	-	1,114

The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2019
Corporate bonds	$2,999	Discounted Cash Flows	Discount Rate	(8.00%)

SBA servicing assets	$4,593	Discounted Cash Flows	Conditional Prepayment Rate	(12.83%)

			Discount Rate	(11.50%)

Impaired loans	$5,005	Appraised Value of Collateral (1)	Liquidation expenses (2)	11%	-	13%	(12%) (3)

		Appraised Value of Collateral (1)	Liquidation expenses (2)	7%	-	144%	(14%) (3)
Other real estate owned	$5,480
		Sales Price	Liquidation expenses (2)	(7%) (3)
December 31, 2018
Corporate bonds	$3,069	Discounted Cash Flows	Discount Rate	(8.24%)

SBA servicing assets	$4,785	Discounted Cash Flows	Conditional Prepayment Rate	(10.31%)

			Discount Rate	(11.50%)

Impaired loans	$5,955	Appraised Value of Collateral (1)	Liquidation expenses (2)	11%	-	24%	(13%) (3)

Other real estate owned	$1,114	Appraised Value of Collateral (1)	Liquidation expenses (2)	(7%) (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2019 and December 31, 2018.

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

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect their economic value. Interest income on loans held for sale, which totaled $126,000 and $256,000 for three and six months ended June 30, 2019, respectively, and $231,000 and $525,000 for the three and six months ended June 30, 2018, respectively, are included in interest and fees in the statements of income.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of June 30, 2019 and December 31, 2018.

(dollars in thousands)	June 30, 2019	December 31, 2018

Carrying Amount	$21,346	$20,887

Aggregate Unpaid Principal Balance	$20,579	$20,071

Excess Carrying Amount Over Aggregate Unpaid Principal Balance	$767	$816

Changes in the excess carrying amount over aggregate unpaid principal balance are recorded in the statement of income in mortgage banking income. Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at June 30, 2019 and December 31, 2018.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value. Fair value is determined through valuations periodically performed by third-party appraisers, and the real estate is carried at the lower of its carrying amount or fair value less estimated costs to sell. Any declines in the fair value of the real estate properties below the initial cost basis are recorded through a valuation expense. At June 30, 2019 and December 31, 2018, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market. At June 30, 2019 and December 31, 2018, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	June 30, 2019	December 31, 2018

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$4,593	$4,785

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	2%	2%
Adjustable-rate SBA loans	98%	98%
Total	100%	100%

Weighted Average Remaining Term (in years)	20.6	20.4

Prepayment Speed	12.83%	10.31%
Effect on fair value of a 10% increase	$(172)	$(170)
Effect on fair value of a 20% increase	(333)	(330)

Weighted Average Discount Rate	11.50%	11.50%
Effect on fair value of a 10% increase	$(170)	$(186)
Effect on fair value of a 20% increase	(329)	(359)

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

The estimated fair values of the Company’s financial instruments at June 30, 2019 were as follows.

	Fair Value Measurements at June 30, 2019
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$129,514	$129,514	$129,514	$-	$-
Investment securities available for sale	338,286	338,286	-	335,287	2,999
Investment securities held to maturity	718,534	725,796	-	725,796	-
Restricted stock	5,130	5,130	-	5,130	-
Loans held for sale	23,412	23,412	-	21,346	2,066
Loans receivable, net	1,500,664	1,472,460	-	-	1,472,460
SBA servicing assets	4,593	4,593	-	-	4,593
Accrued interest receivable	9,270	9,270	-	9,270	-
Interest rate lock commitments	707	707	-	707	-
Best efforts forward loan sales commitments	17	17	-	17	-
Mandatory forward loan sales commitments	-	-	-	-	-
Financial liabilities:
Deposits
Demand, savings and money market	$2,335,896	$2,335,896	$-	$2,335,896	$-
Time	192,081	192,055	-	192,055	-
Subordinated debt	11,262	8,368	-	-	8,368
Accrued interest payable	1,134	1,134	-	1,134	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	207	207	-	207	-
Mandatory forward loan sales commitments	227	227	-	227	-
Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

The estimated fair values of the Company’s financial instruments at December 31, 2018 were as follows:

	Fair Value Measurements at December 31, 2018
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$72,473	$72,473	$72,473	$-	$-
Investment securities available for sale	321,014	321,014	-	317,945	3,069
Investment securities held to maturity	761,563	747,323	-	747,323	-
Restricted stock	5,754	5,754	-	5,754	-
Loans held for sale	26,291	26,291	-	20,887	5,404
Loans receivable, net	1,427,983	1,410,945	-	-	1,410,945
SBA servicing assets	4,785	4,785	-	-	4,785
Accrued interest receivable	9,025	9,025	-	9,025	-
Interest rate lock commitments	410	410	-	410	-
Best efforts forward loan sales commitments	5	5	-	5	-
Mandatory forward loan sales commitments	10	10	-	10	-
Financial liabilities:
Deposits
Demand, savings and money market	$2,238,610	$2,238,610	$-	$2,238,610	$-
Time	154,257	152,989	-	152,989	-
Subordinated debt	11,259	8,279	-	-	8,279
Accrued interest payable	558	558	-	558	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	138	138	-	138	-
Mandatory forward loan sales commitments	230	230	-	230	-
Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

Note 8:  Changes in Accumulated Other Comprehensive Income (Loss) By Component (1)

The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2019 and 2018, and the year ended December 31, 2018.

	Unrealized Gains (Losses) on Available- For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2019	$(4,736)	$(7,191)	$(11,927)
Unrealized gain on securities	3,672	-	3,672
Amounts reclassified from accumulated other comprehensive income to net income (2)	(448)	495	47
Net current-period other comprehensive income	3,224	495	3,719
Total change in accumulated other comprehensive income	3,224	495	3,719
Balance June 30, 2019	$(1,512)	$(6,696)	$(8,208)

Balance January 1, 2018	$(7,150)	$(359)	$(7,509)
Reclassification due to the adoption of ASU 2018-02	(1,562)	(78)	(1,640)
Unrealized loss on securities	(7,036)	-	(7,036)
Amounts reclassified from accumulated other comprehensive income to net income (2)	1	54	55
Net current-period other comprehensive income (loss)	(7,035)	54	(6,981)
Balance June 30, 2018	$(15,747)	$(383)	$(16,130)

Balance January 1, 2018	$(7,150)	$(359)	$(7,509)
Reclassification due to the adoption of ASU 2018-02	(1,562)	(78)	(1,640)
Unrealized gain/(loss) on securities	3,927	-	3,927
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	-	(6,855)	(6,855)
Amounts reclassified from accumulated other comprehensive income to net income (2)	49	101	150
Net current-period other comprehensive income (loss)	3,976	(6,754)	(2,778)
Total change in accumulated other comprehensive income (loss)	2,414	(6,832)	(4,418)
Balance December 31, 2018	$(4,736)	$(7,191)	$(11,927)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Income.

Note 9:  Goodwill and Other Intangibles

The Company completed an annual impairment test for goodwill as of July 31, 2018.  Future impairment testing will be conducted each year as of July 31, unless a triggering event occurs in the interim that would suggest impairment, in which case it would be tested as of the date of the triggering event.  During the six months ended June 30, 2019 and 2018, there was no goodwill impairment recorded. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

The Company’s goodwill and intangible assets related to the acquisition of Oak Mortgage in July 2016 are detailed below:

	Three Months Ended June 30,
(dollars in thousands)	2019	2018
Balance, April 1st	$5,011	$5,011
Additions/Adjustments	-	-
Amortization	-	-
Balance, June 30th	$5,011	$5,011
Amortization Period (in years)	Indefinite	Indefinite

	Six Months Ended June 30,
(dollars in thousands)	2019	2018
Balance, January 1st	$5,011	$5,011
Additions/Adjustments	-	-
Amortization	-	-
Balance, June 30th	$5,011	$5,011
Amortization Period (in years)	Indefinite	Indefinite

Note 10:  Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the six months ended June 30, 2019 and the six months ended June 30, 2018. The following table summarizes the amounts recorded in Republic’s statement of financial condition for derivatives not designated as hedging instruments as of June 30, 2019 and December 31, 2018 (in thousands):

June 30, 2019	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:
IRLC’s	Other Assets	$707	$37,877
Best efforts forward loan sales commitments	Other Assets	17	5,070
Mandatory forward loan sales commitments	Other Assets	-	-

Liability derivatives:
IRLC’s	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	207	32,807
Mandatory forward loan sales commitments	Other Liabilities	227	20,314

December 31, 2018	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:
IRLC’s	Other Assets	$410	$16,966
Best efforts forward loan sales commitments	Other Assets	5	1,639
Mandatory forward loan sales commitments	Other Assets	10	865

Liability derivatives:
IRLC’s	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	138	15,327
Mandatory forward loan sales commitments	Other Liabilities	230	18,980

The following tables summarize the amounts recorded in Republic’s statement of income for derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Income Statement Presentation	Three Months Ended June 30, 2019 Gain/(Loss)	Six Months Ended June 30, 2019 Gain/(Loss)
Asset derivatives:
IRLC’s	Mortgage banking income	$(66)	$297
Best efforts forward loan sales commitments	Mortgage banking income	15	12
Mandatory forward loan sales commitments	Mortgage banking income	-	(10)

Liability derivatives:
IRLC’s	Mortgage banking income	$-	$-
Best efforts forward loan sales commitments	Mortgage banking income	85	(69)
Mandatory forward loan sales commitments	Mortgage banking income	(39)	3

	Income Statement Presentation	Three Months Ended June 30, 2018 Gain/(Loss)	Six Months Ended June 30, 2018 Gain/(Loss)
Asset derivatives:
IRLC’s	Mortgage banking income	$80	$351
Best efforts forward loan sales commitments	Mortgage banking income	(5)	(5)
Mandatory forward loan sales commitments	Mortgage banking income	3	(13)

Liability derivatives:
IRLC’s	Mortgage banking income	$(1)	$(1)
Best efforts forward loan sales commitments	Mortgage banking income	17	(118)
Mandatory forward loan sales commitments	Mortgage banking income	(152)	(105)

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

The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
(dollars in thousands)	2019	2018
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$1,848	$1,326
Other non-interest income	50	43
Non-interest income (in-scope of Topic 606)	1,898	1,369
Non-interest income (out-of-scope of Topic 606)	5,128	4,399
Total non-interest income	$7,026	$5,768

	Six Months Ended June 30,
(dollars in thousands)	2019	2018
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$3,460	$2,501
Other non-interest income	129	78
Non-interest income (in-scope of Topic 606)	3,589	2,579
Non-interest income (out-of-scope of Topic 606)	8,382	7,724
Total non-interest income	$11,971	$10,303

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

At January 1, 2019, the Company had thirty-four operating leases for real property, which includes operating leases for fifteen branch stores, eight offices that are used for general office space, and eleven operating leases for equipment. All of the real property operating leases include one of more options to extend the lease term. Five of the operating leases for branch stores are a lease for the land under the building and the Company owns the leasehold improvements.

At June 30, 2019, the Company had thirty-six operating lease agreements, which include operating leases for seventeen branch stores, eight offices that are used for general office space, and eleven operating leases for equipment. All of the real property operating leases include one of more options to extend the lease term. Five of the operating leases for branch stores are a lease for the land under the building and the Company owns the leasehold improvements. The thirty-six operating leases have maturity dates ranging from December 2019 to December 2058 which includes options for multiple five and ten year extensions which the Company is reasonably certain to exercise. The weighted average remaining operating lease term for these leases is 19.2 years as of June 30, 2019.

The discount rate used in determining the operating lease liability obligation for each individual lease was the assumed incremental borrowing rate for the Company that corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average operating lease discount rate was 3.58% as of June 30, 2019.

The following table presents operating lease costs net of sublease income for the three and six months ended June 30, 2019.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
(dollars in thousands)
Operating lease cost	$1,664	$3,030
Sublease income	(80)	(161)
Total lease cost	$1,584	$2,869

The following table presents a maturity analysis of total operating lease liability obligations and reconciliation of the undiscounted cash flows to total operating lease liability obligations at June 30, 2019.

June 30, 2019
(dollars in thousands)
Operating lease payments due:
Within one year	$6,644
One to three years	12,143
Three to five years	10,212
More than five years	73,262
Total undiscounted cash flows	102,261
Discount on cash flows	(31,724)
Total operating lease liability obligations	$70,537

The following table presents cash and non-cash activities for the three and six months ended June 30, 2019.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,046	$2,049

Non-cash investing and financing activities
Additions to Operating leases – right of use asset
New operating lease liability obligation	$13,971	$72,356

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

Financial Condition

Assets

Total assets increased by $187.8 million to $2.94 billion at June 30, 2019, compared to $2.75 billion at December 31, 2018.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount of these two categories increased by $57.0 million to $129.5 million at June 30, 2019, from $72.5 million at December 31, 2018 primarily as a result of an increase in deposit balances.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which we usually originate with the intention of selling in the future and residential mortgage loans originated which we also intend to sell in the future. Total SBA loans held for sale were $2.1 million at June 30, 2019 as compared to $5.4 million at December 31, 2018. Residential mortgage loans held for sale were $21.3 million at June 30, 2019 compared to $20.9 million at December 31, 2018. Loans held for sale, as a percentage of total Company assets, were less than 1% at June 30, 2019.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $34.4 million at June 30, 2019. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit.

Loans increased $72.7 million, or 5%, to $1.5 billion at June 30, 2019, versus $1.4 billion at December 31, 2018. This growth was the result of an increase in loan demand across our commercial real estate, residential mortgage, owner occupied real estate, and consumer and other categories driven by the successful execution of our relationship banking strategy which focuses on delivering high levels of customer service.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes. Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations (“CMO”), agency mortgage-backed securities (“MBS”), municipal securities, and corporate bonds. Available-for-sale securities totaled $338.3 million at June 30, 2019, compared to $321.0 million at December 31, 2018. The increase was primarily due to the purchase of securities totaling $78.8 million partially offset by proceeds from the sale of securities totaling $42.7 million and paydowns of securities totaling $22.5 million during the first six months of 2019. At June 30, 2019, the portfolio had a net unrealized loss of $1.5 million compared to a net unrealized loss of $5.7 million at December 31, 2018. The change in value of the investment portfolio was driven by a decrease in market interest rates which drove an increase in value of the securities classified as available-for-sale in our portfolio during the first six months of 2019.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (“SBIC”) and Small Business Administration (“SBA”) bonds, CMOs and MBSs. The fair value of securities held-to-maturity totaled $725.8 million and $747.3 million at June 30, 2019 and December 31, 2018, respectively. The decrease was primarily due to paydowns of securities totaling $42.9 million partially offset by an increase of $21.5 million in the value of securities held in the portfolio during the first six months of 2019. The change in value of the investment portfolio was driven by a decrease in market interest rates which drove an increase in value of the securities classified as held-to-maturity in our portfolio during the first six months of 2019.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of June 30, 2019 and December 31, 2018. As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”).

At June 30, 2019 and December 31, 2018, the investment in FHLB of Pittsburgh capital stock totaled $5.0 million and $5.6 million, respectively. The decrease was due to a lower required investment in FHLB stock during the first six months of 2019. At both June 30, 2019 and December 31, 2018, ACBB capital stock totaled $143,000. Both the FHLB and ACBB issued dividend payments during the second quarter of 2019.

Premises and Equipment

The balance of premises and equipment increased to $105.3 million at June 30, 2019 from $87.7 million at December 31, 2018. The increase was primarily due to premises and equipment expenditures of $20.6 million less depreciation and amortization expenses of $3.0 million during the first six months of 2019. A new store was opened in Feasterville, PA during the second quarter of 2019 bringing the total store count to twenty-seven as of June 30, 2019. There are also multiple sites in various stages of development for future store locations.

Expansion into New York City began in 2019. Our first store located at 14th Street & 5th Avenue in Manhattan opened in July 2019. Construction has also started on a second store location at 51st Street & 3rd Avenue in Manhattan.

Other Real Estate Owned

The balance of other real estate owned was $6.4 million at June 30, 2019 and $6.2 million at December 31, 2018. The increase was primarily due to an addition of $600,000 partially offset by sales and writedowns totaling $417,000.

Operating Leases – Right of Use Asset

Accounting Standards Codification Topic 842, also known as ASC 842 and ASU 2016-02, is the new lease accounting standard published by the Financial Accounting Standards Board (FASB). ASC 842 represents a significant modification to the accounting treatment for leases, with the most significant change being that most leases, including operating leases, will now be capitalized on the balance sheet. Under the previous guidance (ASC 840), FASB permitted operating leases to be reported only in the footnotes of corporate financial statements. Under ASC 842, the only leases that are exempt from the capitalization requirement are short-term leases less than or equal to twelve months in length.

The right-of-use asset is valued as the initial amount of the lease liability obligation adjusted for any initial direct costs, prepaid or accrued rent, and any lease incentives. At June 30, 2019, the balance of the operating lease right-of-use asset was $67.1 million.

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

As part of our qualitative assessment, we reviewed regional and national trends in current and expected economic conditions, examining indicators such as GDP growth, interest rates and unemployment rates. We also considered our own historical performance, expectations of future performance and other trends specific to the banking industry as well as an initial valuation of the Oak Mortgage business performed by an independent third party. Based on our qualitative assessment, we determined that there was no evidence of impairment on the balance of goodwill. As of June 30, 2019 and December 31, 2018, goodwill totaled $5.0 million.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $135.1 million to $2.5 billion at June 30, 2019 from $2.4 billion at December 31, 2018. The increase was the result of significant growth in all deposit categories, led by strong growth in demand deposit balances. We constantly focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction. This strategy has also allowed us to build a stable core-deposit base and nearly eliminate our dependence upon the more volatile sources of funding found in brokered and wholesale deposits.

We are also in the midst of an aggressive expansion plan which we refer to as “The Power of Red is Back”. During 2018, we opened new stores in Gloucester Township, Evesboro, and Somers Point in NJ and Fairless Hills in PA. As of June 30, 2019, we have opened stores in Lumberton, NJ and Feasterville, PA. We have several more in various stages of construction and development including sites in New York City. Our first store in New York City opened at 14th Street & 5th Avenue in Manhattan in July 2019. Construction has begun on a second store location at 51st Street & 3rd Avenue in Manhattan.

Short-term Borrowings

As of June 30, 2019, we had short-term borrowings with the FHLB of $69.0 million compared to $91.4 million at December 31, 2018.

Operating Lease Liability Obligation

Accounting Standards Codification Topic 842, also known as ASC 842 and ASU 2016-02, is the new lease accounting standard published by the Financial Accounting Standards Board (FASB). ASC 842 represents a significant modification to the accounting treatment for leases, with the most significant change being that most leases, including operating leases, will now be capitalized on the balance sheet. Under the previous guidance (ASC 840), FASB permitted operating leases to be reported only in the footnotes of corporate financial statements. Under ASC 842, the only leases that are exempt from the capitalization requirement are short-term leases less than or equal to twelve months in length.

The operating lease liability obligation is calculated as the present value of the lease payments, using the discount rate specified in the lease, or if that is not available, our incremental borrowing rate. At June 30, 2019, the balance of the operating lease liability obligation was $70.5 million.

Shareholders’ Equity

Total shareholders’ equity increased $6.2 million to $251.4 million at June 30, 2019 compared to $245.2 million at December 31, 2018. The increase during the first six months of 2019 was primarily due to a $3.7 million decrease in accumulated other comprehensive losses associated with an increase in the market value of the investment securities portfolio, net income of $807,000, and stock option exercises of $261,000. The shift in market value of the securities portfolio was primarily driven by a decrease in market interest rates which drove an increase in the market value of the securities held in our portfolio.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

We reported net income of $381,000, or $0.01 per diluted share, for the three months ended June 30, 2019, compared to net income of $2.4 million, or $0.04 per diluted share, for the three months ended June 30, 2018. The decrease in net income of $2.0 million was related to increases in interest expense and non-interest expense partially offset by increases in interest income and non-interest income.

Net interest income was $19.4 million for the three month period ended June 30, 2019 compared to $18.7 million for the three months ended June 30, 2018. Interest income increased $3.9 million, or 17.6%, due to an increase in the average balance on loans receivable balances. Interest expense increased $3.2 million, or 87.7%, primarily due to an increase in deposit balances and the average rate paid on deposit balances. The net interest margin decreased by 25 basis points to 2.94% during the second quarter of 2019 compared to 3.19% during the second quarter of 2018. Compression in the net interest margin was driven by flattening of the yield curve resulting in a more rapid increase in our cost of funds compared to the yield on interest earning assets.

We recorded no provision for loan losses for the three months ended June 30, 2019 compared to a provision for loan losses in the amount of $800,000 for the three months ended June 30, 2018. This decrease was primarily due to a decrease in the allowance required for loans individually evaluated for impairment which was partially offset by an increase in the allowance required for loans collectively evaluated for impairment.

Non-interest income increased by $1.3 million to $7.0 million during the three months ended June 30, 2019 compared to $5.8 million during the three months ended June 30, 2018. The increase during the three months ended June 30, 2019 was primarily due to increases in service fees on deposit accounts, loan and servicing fees, gain on the sale of SBA loans, and gain on the sale of investment securities.

Non-interest expenses increased $5.2 million to $25.9 million during the three months ended June 30, 2019 compared to $20.7 million during the three months ended June 30, 2018. This increase was primarily driven by higher salaries, employee benefits, and occupancy and equipment expenses associated with the addition of new stores related to our expansion strategy which we refer to as “The Power of Red is Back”. Annual merit increases contributed to the increase in salaries and employee benefit costs. We have also started to incur costs related to our planned expansion into New York City as we began to hire a management and lending team and commence rent payments for the build out of our future store locations. Our first store in New York City has opened at 14th Street & 5th Avenue in Manhattan in July 2019. Construction has also begun on a second store location at 51st Street & 3rd Avenue in Manhattan.

We recorded a provision for income taxes in the amount of $105,000 during the three months ended June 30, 2019 compared to $530,000 provision for income taxes during the three months ended June 30, 2018.

Return on average assets and average equity from continuing operations was 0.05% and 0.61%, respectively, during the three months ended June 30, 2019 compared to 0.38% and 4.07%, respectively, for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

We reported net income of $807,000, or $0.01 per diluted share, for the six months ended June 30, 2019 compared to net income of $4.1 million, or $0.07 per diluted share, for the six months ended June 30, 2018.

Net interest income for the six months ended June 30, 2019 was $38.5 million as compared to $36.8 million for the six months ended June 30, 2018.  Interest income increased $8.5 million, or 19.8%, due to an increase in the average balance on loan receivable balances. Interest expense increased $6.8 million, or 105.6%, primarily due to an increase in the average rate and volume on deposit balances. The net interest margin decreased by 24 basis points to 2.97% during six months ended June 30, 2019 compared to 3.21% during the six months ended June 30, 2018. Compression in the net interest margin was driven by flattening of the yield curve resulting in a more rapid increase in our cost of funds compared to the yield on interest earning assets.

We recorded a provision for loan losses of $300,000 for the six months ended June 30, 2019 compared to a provision for loan losses of $1.2 million for the six months ended June 30, 2018. This decrease was primarily due to a decrease in the allowance required for loans individually evaluated for impairment which was partially offset by an increase in the allowance required for loans collectively for impairment.

Non-interest income increased $1.7 million to $12.0 million during the six months ended June 30, 2019 compared to $10.3 million during the six months ended June 30, 2018. The increase during the six months ended June 30, 2019 was primarily due to increases in service fees on deposit accounts, gain on the sales of investment securities, and loan and servicing fees.

Non-interest expenses increased $8.3 million to $49.2 million during the six months ended June 30, 2019 as compared to $40.8 million during the six months ended June 30, 2018. This increase was primarily driven by higher salaries, employee benefits, and occupancy and equipment expenses associated with the addition of new stores related to our expansion strategy which we refer to as “The Power of Red is Back”. Annual merit increases also contributed to the increase in salaries and employee benefit costs. We have started to incur costs related to our planned expansion into New York City as we began to hire a management and lending team and commence rent payments for the build out of our future store locations. Our first store in New York City opened at 14th Street & 5th Avenue in Manhattan in July 2019. Construction has begun on a second store location at 51st Street & 3rd Avenue in Manhattan.

We recorded a provision for income taxes in the amount of $197,000 during the six months ended June 30, 2019 compared to a $902,000 provision for income taxes during the six months ended June 30, 2018.

Return on average assets and average equity from continuing operations were 0.06% and 0.66%, respectively, during the six months ended June 30, 2019 compared to 0.34% and 3.64%, respectively, for the six months ended June 30, 2018.

Analysis of Net Interest Income

Historically, our earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods average assets, liabilities, and shareholders’ equity, interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and Republic’s net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency, a non-GAAP measure, using a rate of 23% in 2019 and 21% in 2018.

Average Balances and Net Interest Income

	For the three months ended			For the three months ended
	June 30, 2019			June 30, 2018
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$85,920	$518	2.42%	$13,412	$63	1.88%
Investment securities and restricted stock (2)	1,067,185	7,184	2.69%	1,048,291	6,838	2.61%
Loans receivable (2)	1,509,177	18,681	4.96%	1,304,244	15,557	4.78%
Total interest-earning assets	2,662,282	26,383	3.97%	2,365,947	22,458	3.81%
Other assets	217,685			129,077
Total assets	$2,879,967			$2,495,024

Interest-earning liabilities:
Demand – non-interest bearing	$525,336			$481,548
Demand – interest bearing	1,144,783	4,206	1.47%	844,405	1,549	0.74%
Money market & savings	697,279	1,628	0.94%	699,136	1,174	0.67%
Time deposits	176,750	861	1.95%	125,607	366	1.17%
Total deposits	2,544,148	6,695	1.06%	2,150,696	3,089	0.58%
Total interest-bearing deposits	2,018,812	6,695	1.33%	1,669,148	3,089	0.74%
Other borrowings	19,864	179	3.61%	101,829	573	2.26%
Total interest-bearing liabilities	2,038,676	6,874	1.35%	1,770,977	3,662	0.83%
Total deposits and other borrowings	2,564,012	6,874	1.08%	2,252,525	3,662	0.65%
Non-interest bearing other liabilities	66,780			8,952
Shareholders’ equity	249,175			233,547
Total liabilities and shareholders’ equity	$2,879,967			$2,495,024
Net interest income (2)		$19,509			$18,796
Net interest spread			2.62%			2.98%
Net interest margin (2)			2.94%			3.19%

(1)Yields on investments are calculated based on amortized cost.

(2)Net interest income and net interest margin are presented on a tax equivalent basis, a Non-GAAP measure. Net interest income has been increased over the financial statement amount by $138 and $134 for the three months ended June 30, 2019 and 2018, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Average Balances and Net Interest Income

	For the six months ended June 30, 2019			For the six months ended June 30, 2018
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$70,729	$854	2.43%	$26,844	$235	1.77%
Investment securities and restricted stock (2)	1,076,496	14,604	2.71%	1,032,038	13,325	2.58%
Loans receivable (2)	1,489,020	36,592	4.96%	1,269,875	29,922	4.75%
Total interest-earning assets	2,636,245	52,050	3.98%	2,328,757	43,482	3.77%
Other assets	204,344			128,045
Total assets	$2,840,589			$2,456,802

Interest-earning liabilities:
Demand – non-interest bearing	$518,790			$456,530
Demand – interest bearing	1,129,356	8,144	1.45%	868,832	2,806	0.65%
Money market & savings	686,453	3,080	0.90%	693,508	2,146	0.62%
Time deposits	165,354	1,485	1.81%	127,740	735	1.16%
Total deposits	2,499,953	12,709	1.03%	2,146,610	5,687	0.53%
Total interest-bearing deposits	1,981,163	12,709	1.29%	1,690,080	5,687	0.68%
Other borrowings	33,341	544	3.29%	71,360	758	2.14%
Total interest-bearing liabilities	2,014,504	13,253	1.33%	1,761,440	6,445	0.74%
Total deposits and other borrowings	2,533,294	13,253	1.05%	2,217,970	6,445	0.59%
Non-interest bearing other liabilities	59,505			9,171
Shareholders’ equity	247,790			229,661
Total liabilities and shareholders’ equity	$2,840,589			$2,456,802
Net interest income (2)		$38,797			$37,037
Net interest spread			2.65%			3.03%
Net interest margin (2)			2.97%			3.21%

(1)Yields on investments are calculated based on amortized cost.

(2)Net interest income and net interest margin are presented on a tax equivalent basis, a Non-GAAP measure. Net interest income has been increased over the financial statement amount by $286 and $259 for the six months ended June 30, 2019 and 2018, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

	For the three months ended June 30, 2019 vs. 2018			For the six months ended June 30, 2019 vs. 2018
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$439	$16	$455	$530	$89	$619
Securities	123	223	346	603	676	1,279
Loans	2,417	707	3,124	5,177	1,493	6,670
Total interest-earning assets	2,979	946	3,925	6,310	2,258	8,568

Interest expense:
Deposits
Interest-bearing demand deposits	1,100	1,557	2,657	1,879	3,459	5,338
Money market and savings	(22)	476	454	(51)	985	934
Time deposits	241	254	495	338	412	750
Total deposit interest expense	1,319	2,287	3,606	2,166	4,856	7,022
Other borrowings	(552)	158	(394)	(552)	338	(214)
Total interest expense	767	2,445	3,212	1,614	5,194	6,808
Net interest income	$2,212	$(1,499)	$713	$4,696	$(2,936)	$1,760

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the three months ended June 30, 2019 increased $713,000, or 3.8%, over the same period in 2018. Interest income on interest-earning assets totaled $26.4 million for the three months ended June 30, 2019, an increase of $3.9 million, compared to $22.5 million for the three months ended June 30, 2018. The increase in interest income earned was primarily the result of an increase in the average loans receivable balances. Total interest expense for the three months ended June 30, 2019 increased by $3.2 million, or 87.7%, to $6.9 million from $3.7 million for the same period in 2018. Interest expense on deposits increased by $3.6 million, or 116.7%, for the three months ended June 30, 2019 versus the same period in 2018 due to higher rates and increases in average deposit balances. Interest expense on other borrowings decreased by $394,000 for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due primarily to a decrease in the average overnight borrowings balances. The flattening of the yield curve has resulted in a more rapid increase in the cost of interest bearing liabilities when compared to the yield on interest earning assets. The Federal Reserve increased the Fed Funds borrowing rate by 25 basis points on three separate occasions during 2018 which has impacted rates on the short end of the yield curve which typically impacts deposit rates.

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the six months ended June 30, 2019 increased $1.8 million, or 4.8%, over the same period in 2018. Interest income on interest-earning assets totaled $52.1 million for the six months ended June 30, 2019, an increase of $8.6 million, compared to $43.5 million for the six months ended June 30, 2018. The increase in interest income earned was primarily the result of an increase in average loans receivable balances. Total interest expense for the six months ended June 30, 2019 increased by $6.8 million, or 105.6%, to $13.3 million from $6.4 million for the same period in 2018. Interest expense on deposits increased by $7.0 million, or 123.5%, for the six months ended June 30, 2019 versus the same period in 2018.  Interest expense on other borrowings decreased by $214,000 for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due primarily to a decrease in the average overnight borrowings balances. The flattening of the yield curve has resulted in a more rapid increase in the cost of interest bearing liabilities when compared to the yield on interest earning assets.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 2.62% during the three months ended June 30, 2019 compared to 2.98% during the three months ended June 30, 2018 and was 2.65% during the six months ended June 30, 2019 compared to 3.03% during six months ended June 30, 2018. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. For the three months ended June 30, 2019 and June 30, 2018, the fully tax-equivalent net interest margin was 2.94% and 3.19%, respectively. The net interest margin for the three months ended June 30, 2019 decreased primarily due to a rate increase of 43 basis points in total deposits and other borrowings compared to an increase of 16 basis points in the yield on total interest earning assets. For the six months ended June 30, 2019 and June 30, 2018, the fully tax-equivalent net interest margin was 2.97% and 3.21%, respectively. The net interest margin for the six months ended June 30, 2019 decreased primarily due to a rate increase of 46 basis points in total deposits and other borrowings offset by an increase of 21 basis points in the yield on total interest earning assets.

Provision for Loan Losses

We recorded no provision for loan losses for the three months ended June 30, 2019 as compared to $800,000 for the three months ended June 30, 2018. We recorded a $300,000 provision for loan losses for the six months ended June 30, 2019 as compared to $1.2 million for the six months ended June 30, 2018. During the three and six months ended June 30, 2019, the decrease in the provision for loan losses was primarily due to a decrease in the allowance required for loans individually evaluated for impairment partially offset by an increase in the allowance required for loans collectively evaluated for impairment.

Non-Interest Income

Total non-interest income for the three months ended June 30, 2019 increased $1.3 million, or 21.8%, compared to the three months ended June 30, 2018. Service fees on deposit accounts totaled $1.8 million for the three months ended June 30, 2019 which represents an increase of $522,000 over the same period in 2018. This increase was due to the growth in the number of customer accounts and transaction volume. Loan and servicing fees totaled $689,000 for the three months ended June 30, 2019 which represents an increase of $317,000 from the same period in 2018. Gains on the sale of SBA loans totaled $1.1 million for the three months ended June 30, 2019 versus $846,000 for the same period in 2018. The increase was primarily due to an increase in the volume of loans sold in the three months ended June 30, 2019. We recognized gains of $583,000 on the sale of investment securities during the three months ended June 30, 2019 compared to losses of $1,000 during the same period in 2018. Mortgage banking income totaled $3.0 million during the three months ended June 30, 2019 compared to $3.2 million during the three months ended June 30, 2018.

Total non-interest income for the six months ended June 30, 2019 increased $1.7 million, or 16.2%, compared to the six months ended June 30, 2018. Service fees on deposit accounts totaled $3.5 million for the six months ended June 30, 2019 which represents an increase of $959,000 over the same period in 2018. This increase was due to the growth in the number of customer accounts and transaction volume. We recognized gains of $583,000 on the sale of investment securities during the six months ended June 30, 2019 compared to losses of $1,000 during the same period in 2018. Loan and servicing fees totaled $899,000 for the six months ended June 30, 2019 which represents an increase of $380,000 from the same period in 2018. Mortgage banking income totaled $5.3 million during the six months ended June 30, 2019 compared to $5.4 million during the six months ended June 30, 2018. Gains on the sale of SBA loans totaled $1.6 million for the six months ended June 30, 2019 versus $1.8 million for the same period in 2018. The decrease of $189,000 in gains on the sale of SBA loans was driven by a decrease in SBA loans sold during the six months ended June 30, 2019.

Non-Interest Expenses

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Non-interest expenses increased $5.2 million, or 25.0%, to $25.9 million for the three months ended June 30, 2019 compared to $20.7 million for the three months ended June 30, 2018. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits increased by $2.8 million, or 25.9%, for the three months ended June 30, 2019 compared to the same period in 2018 which was primarily driven by annual merit increases along with increased staffing levels related to our growth strategy of adding and relocating stores, which we refer to as “The Power of Red is Back”. There were twenty-seven stores open as of June 30, 2019 compared to twenty-three stores at June 30, 2018. During the second quarter of 2019, we continued to hire team members for our expansion into the New York market. Our first store in New York City opened in July 2019.

Occupancy expense, including depreciation and amortization expenses, increased by $949,000, or 28.3%, for the three months ended June 30, 2019 compared to the same period last year, also as a result of our continuing growth and expansion strategy.

Other real estate expenses totaled $517,000 during the three months ended June 30, 2019, an increase of $325,000, or 169.3%, compared to the same period in 2018.

All other non-interest expenses increased by $1.1 million, or 17.2%, for the three months ended June 30, 2019 compared to the same period last year. Increases in data processing, advertising, professional fees, and automated teller machine expenses, and other expenses resulting from our expansion strategy also contributed to the growth in other operating expenses.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Non-interest expenses increased $8.3 million, or 20.4%, to $49.2 million for the six months ended June 30, 2019 compared to $40.8 million for the six months end June 30, 2018. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits increased by $4.5 million, or 21.1%, for the six months ended June 30, 2019 compared to the same period in 2018 which was primarily driven by annual merit increases along with increased staffing levels related to our growth strategy of adding and relocating stores, which we refer to as “The Power of Red is Back”. There were twenty-seven stores open as of June 30, 2019 compared to twenty-three stores at June 30, 2018. During the first six months of 2019, we continued to hire team members for our expansion into the New York market. Our first store in New York City opened in July 2019.

Occupancy expense, including depreciation and amortization expenses, increased by $1.5 million, or 21.9%, for the six months ended June 30, 2019 compared to the same period last year, also as a result of our continuing growth and expansion strategy.

Other real estate expenses totaled $854,000 during the six months ended June 30, 2019, an increase of $351,000, or 69.8%, compared to the same period in 2018 driven by expenses incurred on a single OREO property.

All other non-interest expenses increased by $2.0 million, or 16.4%, for the six months ended June 30, 2019 compared to the same period last year. Increases in data processing, professional fees, appraisal and other loan expenses, advertising, automated teller machine expenses, and other expenses resulting from our expansion strategy also contributed to the growth in other operating expenses.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net non-interest expenses to average assets, a non-GAAP measure. For the purposes of this calculation, net non-interest expenses equal non-interest expenses less non-interest income. For the three months ended June 30, 2019, this ratio was 2.63% compared to 2.41% for the three months ended June 30, 2018. For the six months ended June 30, 2019, the ratio was 2.64% compared to 2.51% for the six months ended June 30, 2018, respectively. The increase in this ratio was mainly due to our growth strategy of adding and relocating stores.

       Another productivity measure utilized by management is the operating efficiency ratio, a non-GAAP measure. This ratio expresses the relationship of non-interest expenses to net interest income plus non-interest income. For the three months ended June 30, 2019, the operating efficiency ratio was 98.2% compared to 84.9% for the three months ended June 30, 2018.  The efficiency ratio was 97.4% for the six months ended June 30, 2019 compared to 86.7% for the six months ended June 30, 2018. The increase for the three and six months ended June 30, 2019 versus June 30, 2018 was due to non-interest expenses increasing at a faster rate than net interest income and non-interest income.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $105,000 for the three months ended June 30, 2019, compared to a $530,000 provision for income taxes for the three months ended June 30, 2018. For the six months ended June 30, 2019, we recorded a provision for income taxes of $197,000 compared to a provision for income taxes of $902,000 for the six months ended June 30, 2018. The effective tax rates for the three months ended June 30, 2019 and 2018 were 22% and 18%, respectively. For the six months ended June 30, 2019 and 2018, the effective tax rates were 20% and 18%, respectively.

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

The ongoing success of the our growth and expansion strategy, along with the successful integration of the mortgage company and the limited exposure remaining with current asset quality issues, put us in a position to rely on projections of future taxable income when evaluating the need for a valuation allowance against deferred tax assets. Based on the guidance provided in ASC 740, we believed that the positive evidence considered at June 30, 2019 and December 31, 2018 outweighed the negative evidence and that it was more likely than not that all of our deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance is not required.

The net deferred tax asset balance was $11.2 million as of June 30, 2019 and $12.3 million as of December 31, 2018. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

Net Income and Net Income per Common Share

Net income for the three months ended June 30, 2019 was $381,000, a decrease of $2.0 million, compared to $2.4 million recorded for the three months ended June 30, 2018. The decrease in net income of $2.0 million for the three months ended June 30, 2019 was related to an increase in interest expense and non-interest expense partially offset by an increase in interest income and non-interest income.

Net income for the six months ended June 30, 2019 was $807,000, a decrease of $3.3 million compared to $4.1 million recorded for the six months ended June 30, 2018. The decrease in net income of $3.3 million for the six months ended June 30, 2019 was related to an increase in interest expense and non-interest expense partially offset by an increase in interest income and non-interest income.

The changes in interest income and interest expense were primarily caused by a decline in the net interest margin during the first half of 2019. We have experienced a flat and at times an inverted yield curve which has caused the interest rates paid on deposit balances to increase more rapidly than rates on interest earning assets. In addition, non-interest expenses have grown as a result of the costs incurred to initiate our expansion into New York City.

For the three month periods ended June 30, 2019 and June 30, 2018, basic and fully-diluted net income per common share was $0.01 and $0.04. For the six month periods ended June 30, 2019 and June 30, 2018, basic and fully-diluted net income per common share was $0.01 and $0.07.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. The ROA for the three months ended June 30, 2019 was 0.05%, compared to 0.38% for the three months ended June 30, 2018. The ROA for the six months ended June 30, 2019 and 2018 was 0.06% and 0.34%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our shareholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 0.61% for the three months ended June 30, 2019, compared to 4.07% for the three months ended June 30, 2018. The ROE for the six months ended June 30, 2019 and 2018 was 0.66% and 3.64%, respectively.

Commitments, Contingencies and Concentrations

Financial instruments with contract amounts representing potential credit risk were commitments to extend credit of approximately $300.1 million and $286.4 million, and standby letters of credit of approximately $15.4 million and $13.9 million, at June 30, 2019 and December 31, 2018, respectively. These financial instruments constitute off-balance sheet arrangements. Commitments often expire without being drawn upon. Substantially all of the $300.1 million of commitments to extend credit at June 30, 2019 were committed as variable rate credit facilities.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of liability as of June 30, 2019 and December 31, 2018 for guarantees under standby letters of credit issued is not material.

Regulatory Matters

We are required to comply with certain “risk-based” capital adequacy guidelines issued by the bank regulatory agencies. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the “credit-equivalent” amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts.

Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1, Tier 1, and total risk-based capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned to one of several categories of risk-weights, based primarily on relative risk. Under applicable capital rules, Republic is required to maintain a minimum common equity Tier 1 capital ratio requirement of 4.5%, a minimum Tier 1 capital ratio requirement of 6%, a minimum total capital requirement of 8% and a minimum leverage ratio requirement of 4%. Under the rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.  The capital conservation buffer, which is composed of common equity tier 1 capital, began on January 1, 2016 at the 0.625% level and was phased in over a three year period (increasing by that amount on each January 1, until it reached 2.5% on January 1, 2019).  Implementation of the deductions and other adjustments to common equity tier 1 capital began on January 1, 2015 and were phased-in over a three-year period.

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

Management believes that the Company and Republic met, as of June 30, 2019 and December 31, 2018, all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed Republic’s category.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

The following table presents the capital regulatory ratios for both Republic and the Company as of June 30, 2019, and December 31, 2018 (dollars in thousands):

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2019:

Total risk-based capital
Republic	$253,737	13.42%	$151,266	8.00%	$198,537	10.50%	$189,083	10.00%
Company	265,675	14.02%	151,636	8.00%	199,022	10.50%	-	-%
Tier 1 risk-based capital
Republic	245,680	12.99%	113,450	6.00%	160,720	8.50%	151,266	8.00%
Company	257,618	13.59%	113,727	6.00%	161,113	8.50%	-	-%
CET 1 risk-based capital
Republic	245,680	12.99%	85,087	4.50%	132,358	7.00%	122,904	6.50%
Company	246,618	13.01%	85,295	4.50%	132,681	7.00%	-	-%
Tier 1 leveraged capital
Republic	247,076	8.57%	114,643	4.00%	114,643	4.00%	143,304	5.00%
Company	251,358	8.97%	114,838	4.00%	114,838	4.00%	-	-%

At December 31, 2018:

Total risk-based capital
Republic	$231,610	13.26%	$139,722	8.00%	$172,489	9.875%	$174,652	10.00%
Company	262,964	15.03%	140,009	8.00%	172,824	9.875%	-	-%
Tier 1 risk-based capital
Republic	222,995	12.77%	104,791	6.00%	137,539	7.875%	139,722	8.00%
Company	254,349	14.53%	105,007	6.00%	137,821	7.875%	-	-%
CET 1 risk-based capital
Republic	222,995	12.77%	78,594	4.50%	111,341	6.375%	113,524	6.50%
Company	243,349	13.90%	78,755	4.50%	111,570	6.375%	-	-%
Tier 1 leveraged capital
Republic	222,995	8.21%	108,685	4.00%	108,685	4.00%	135,857	5.00%
Company	254,349	9.35%	108,800	4.00%	108,800	4.00%	-	-%

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $129.5 million at June 30, 2019, compared to $72.5 million at December 31, 2018. Loan maturities and repayments are another source of asset liquidity. At June 30, 2019, Republic estimated that more than $105.0 million of loans would mature or repay in the six-month period ending December 31, 2019. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At June 30, 2019, we had outstanding commitments (including unused lines of credit and letters of credit) of $300.1 million. Certificates of deposit scheduled to mature in one year totaled $146.5 million at June 30, 2019. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh.  Our maximum borrowing capacity with the FHLB was $771.7 million at June 30, 2019. At June 30, 2019 and December 31, 2018, we had no outstanding term borrowings with the FHLB. At June 30, 2019, we had outstanding overnight borrowings of $69.0 million with the FHLB and at December 31, 2018, we had outstanding overnight borrowings of $91.4 million with the FHLB. As of June 30, 2019 and December 31, 2018, FHLB had issued letters of credit, on Republic’s behalf, totaling $100.0 million against our available credit line. We also established a contingency line of credit of $10.0 million with ACBB and a Fed Funds line of credit with Zions Bank in the amount of $15.0 million to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit or the Zions Fed Funds line at both June 30, 2019 and December 31, 2018.

Investment Securities Portfolio

At June 30, 2019, we identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of our asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of our asset/liability management.  Our investment securities classified as available for sale consist primarily of CMOs, MBSs, municipal securities, and corporate bonds.  Available for sale securities totaled $338.3 million and $321.0 million as of June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, securities classified as available for sale had a net unrealized loss of $1.5 million and a net unrealized loss of $5.7 million at December 31, 2018.

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $34.4 million at June 30, 2019. Individual customers may have several loans often secured by different collateral.

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

The following table shows information concerning loan delinquency and non-performing assets as of the dates indicated (dollars in thousands):

	June 30, 2019	December 31, 2018
Loans accruing, but past due 90 days or more	$-	$-
Non-accrual loans	9,322	10,341
Total non-performing loans	9,322	10,341
Other real estate owned	6,406	6,223
Total non-performing assets	$15,728	$16,564

Non-performing loans as a percentage of total loans, net of unearned income	0.62%	0.72%
Non-performing assets as a percentage of total assets	0.53%	0.60%

Non-performing asset balances decreased by $836,000 to $15.7 million as of June 30, 2019 from $16.6 million at December 31, 2018. Non-accrual loans decreased $1.0 million to $9.3 million at June 30, 2019, from $10.3 million at December 31, 2018 due primarily to payments of $1.3 million, $1.0 million in loan charge-offs, and transfers to OREO of $600,000, partially offset by $1.9 million in loans transferred to non-accrual during the six months ended June 30, 2019. The $1.0 million in charge-offs during the six months ended June 30, 2019 was primarily driven by a single loan relationship for which loan losses provisions had been recorded in prior periods. Management determined this amount to be uncollectible and accordingly charged-off the balance in the first quarter. There were no loans accruing, but past due 90 days or more, at June 30, 2019 and December 31, 2018. At June 30, 2019 and December 31, 2018, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

The following table presents our 30 to 89 days past due loans at June 30, 2019 and December 31, 2018.

(dollars in thousands)	June 30,	December 31,
	2019	2018
30 to 59 days past due	$1,121	$1,135
60 to 89 days past due	203	1,574
Total loans 30 to 89 days past due	$1,324	$2,709

Other Real Estate Owned

The balance of other real estate owned was $6.4 million at June 30, 2019 and $6.2 million at December 31, 2018. The following table presents a reconciliation of other real estate owned for the six months ended June 30, 2019 and the year ended December 31, 2018:

(dollars in thousands)	June 30, 2019	December 31, 2018
Beginning Balance, January 1st	$6,223	$6,966
Additions	600	315
Valuation adjustments	(16)	(563)
Dispositions	(401)	(495)
Ending Balance	$6,406	$6,223

At June 30, 2019, we had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

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

An analysis of the allowance for loan losses for the six months ended June 30, 2019 and 2018, and the twelve months ended December 31, 2018 is as follows:

(dollars in thousands)	For the six months ended June 30, 2019	For the twelve months ended December 31, 2018	For the six months ended June 30, 2018

Balance at beginning of period	$8,615	$8,599	$8,599
Charge-offs:
Commercial real estate	-	1,603	1,535
Construction and land development	-	-	-
Commercial and industrial	930	151	151
Owner occupied real estate	75	465	465
Consumer and other	13	219	212
Residential mortgage	-	-	-
Total charge-offs	1,018	2,438	2,363
Recoveries:
Commercial real estate	-	50	33
Construction and land development	-	-	-
Commercial and industrial	154	81	76
Owner occupied real estate	-	20	20
Consumer and other	5	3	1
Residential mortgage	-	-	-
Total recoveries	159	154	130
Net charge-offs/(recoveries)	859	2,284	2,233
Provision for loan losses	300	2,300	1,200
Balance at end of period	$8,056	$8,615	$7,566

Average loans outstanding(1)	$1,489,020	$1,340,117	$1,269,875
As a percent of average loans:(1)
Net charge-offs (annualized)	0.12%	0.17%	0.35%
Provision for loan losses (annualized)	0.02%	0.17%	0.19%
Allowance for loan losses	0.54%	0.64%	0.60%
Allowance for loan losses to:
Total loans, net of unearned income	0.53%	0.60%	0.57%
Total non-performing loans	86.42%	83.31%	53.64%

(1)Includes non-accruing loans.

We recorded no provision for loan losses for the three month period ended June 30, 2019 and $300,000 for the six months ended June 30, 2019. We recorded a provision for loan losses of $800,000 for the three month period ended June 30, 2018 and $1.2 million for the six months ended June 30, 2018. During the first six months of 2019, there was a decrease in the allowance required for loans individually evaluated for impairment partially offset by an increase in the allowance required for loans collectively evaluated for impairment.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 86.4% at June 30, 2019, compared to 83.3% at December 31, 2018 and 53.6% at June 30, 2018. Total non-performing loans were $9.3 million, $10.3 million, and $14.1 million at June 30, 2019, December 31, 2018 and June 30, 2018, respectively.

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

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category. The amount of non-performing loans for which partial charge-offs have been recorded amounted to $3.9 million at June 30, 2019 and $4.4 million at December 31, 2018.

The following table provides additional analysis of partially charged-off loans.

(dollars in thousands)	June 30, 2019	December 31, 2018
Total nonperforming loans	$9,322	$10,341
Nonperforming and impaired loans with partial charge-offs	3,879	4,387

Ratio of nonperforming loans with partial charge-offs to total loans	0.26%	0.31%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	41.61%	42.42%
Coverage ratio net of nonperforming loans with partial charge-offs	207.68%	196.38%

Our charge-off policy is reviewed on an annual basis and updated as necessary. During the six month period ended June 30, 2019, there were no changes made to this policy.

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2019 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended June 30, 2019.

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation. Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and Form 10-Q for the quarter ended March 31, 2019. The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K and Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: August 7, 2019	By:	/s/ Harry D. Madonna
Harry D. Madonna
President and Chief Executive Officer (principal executive officer)

Date: August 7, 2019	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)