Form 10-Q
period 2019-09-30
REPUBLIC FIRST BANCORP INC
filed 2019-11-12
CIK 834285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019.

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

 YES [   ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	58,842,778
Title of Class	Number of Shares Outstanding as of November 8, 2019

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2019 and December 31, 2018

(Dollars in thousands, except per share data)

(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$57,562	$35,685
Interest bearing deposits with banks	143,915	36,788
Cash and cash equivalents	201,477	72,473
Investment securities available for sale, at fair value	379,962	321,014
Investment securities held to maturity, at amortized cost (fair value of $699,054 and $747,323, respectively)	687,425	761,563
Restricted stock, at cost	2,371	5,754
Mortgage loans held for sale, at fair value	18,734	20,887
Other loans held for sale	2,476	5,404
Loans receivable (net of allowance for loan losses of $8,467 and $8,615, respectively)	1,560,913	1,427,983
Premises and equipment, net	111,573	87,661
Other real estate owned, net	6,653	6,223
Accrued interest receivable	9,277	9,025
Operating lease right-of-use asset	65,860	-
Goodwill	5,011	5,011
Other assets	34,189	30,299
Total Assets	$3,085,921	$2,753,297

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$595,869	$519,056
Demand – interest bearing	1,227,969	1,042,561
Money market and savings	698,991	676,993
Time deposits	217,203	154,257
Total Deposits	2,740,032	2,392,867
Short-term borrowings	-	91,422
Accrued interest payable	1,655	558
Other liabilities	12,482	12,002
Operating lease liability	69,646	-
Subordinated debt	11,263	11,259
Total Liabilities	2,835,078	2,508,108

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 59,371,623 as of September 30, 2019 and 59,318,073 as of December 31, 2018; shares outstanding 58,842,778 as of September 30, 2019 and 58,789,228 as of December 31, 2018	594	593
Additional paid in capital	271,412	269,147
Accumulated deficit	(9,731)	(8,716)
Treasury stock at cost (503,408 shares as of September 30, 2019 and December 31, 2018)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of September 30, 2019 and December 31, 2018)	(183)	(183)
Accumulated other comprehensive loss	(7,524)	(11,927)
Total Shareholders’ Equity	250,843	245,189
Total Liabilities and Shareholders’ Equity	$3,085,921	$2,753,297

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2019 and 2018

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on taxable loans	$18,298	$16,353	$53,827	$45,342
Interest and fees on tax-exempt loans	409	411	1,249	1,148
Interest and dividends on taxable investment securities	6,652	6,511	21,134	19,536
Interest and dividends on tax-exempt investment securities	72	130	131	367
Interest on federal funds sold and other interest-earning assets	777	153	1,631	388
Total interest income	26,208	23,558	77,972	66,781
Interest expense:
Demand- interest bearing	3,753	1,948	11,897	4,754
Money market and savings	1,813	1,308	4,893	3,454
Time deposits	1,123	386	2,608	1,121
Other borrowings	137	770	681	1,528
Total interest expense	6,826	4,412	20,079	10,857
Net interest income	19,382	19,146	57,893	55,924
Provision for loan losses	450	500	750	1,700
Net interest income after provision for loan losses	18,932	18,646	57,143	54,224
Non-interest income:
Loan and servicing fees	257	320	1,156	839
Mortgage banking income	2,797	2,580	8,048	7,948
Gain on sales of SBA loans	944	816	2,593	2,654
Service fees on deposit accounts	1,990	1,386	5,450	3,887
Gain (loss) on sale of investment securities	520	-	1,103	(1)
Other non-interest income	46	29	175	107
Total non-interest income	6,554	5,131	18,525	15,434
Non-interest expenses:
Salaries and employee benefits	14,314	11,203	40,378	32,731
Occupancy	2,994	1,975	8,270	5,976
Depreciation and amortization	1,740	1,285	4,700	4,107
Legal	462	276	1,024	916
Other real estate owned	799	378	1,653	881
Appraisal and other loan expenses	476	583	1,327	1,316
Advertising	698	290	1,467	916
Data processing	1,434	1,009	3,780	2,773
Insurance	301	181	752	690
Professional fees	661	498	1,864	1,476
Automated teller machine expenses	526	498	1,689	1,327
Regulatory assessments and costs	62	396	904	1,258
Taxes, other	288	243	782	733
Other operating expenses	3,069	2,018	8,412	6,564
Total non-interest expense	27,824	20,833	77,002	61,664
Income (loss) before provision (benefit) for income taxes	(2,338)	2,944	(1,334)	7,994
Provision (benefit) for income taxes	(516)	622	(319)	1,524
Net income (loss)	$(1,822)	$2,322	$(1,015)	$6,470
Net income (loss) per share:
Basic	$(0.03)	$0.04	$(0.02)	$0.11
Diluted	$(0.03)	$0.04	$(0.02)	$0.11

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2019 and 2018

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income (loss)	$(1,822)	$2,322	$(1,015)	$6,470

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities (pre-tax $720, ($3,202), $5,495, and $(12,210), respectively)	583	(2,500)	4,456	(9,536)
Reclassification adjustment for securities (gains) losses (pre-tax ($520), $-, ($1,103), and $1, respectively)	(217)	-	(894)	1
Net unrealized gains (losses) on securities	366	(2,500)	3,562	(9,535)
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity:
Amortization of net unrealized holding losses to income during the period (pre-tax $393, $37, $1,037, and $106 respectively)	318	29	841	83

Total other comprehensive income (loss)	684	(2,471)	4,403	(9,452)

Total comprehensive income (loss)	$(1,138)	$(149)	$3,388	$(2,982)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(1,015)	$6,470
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	750	1,700
Write down of other real estate owned	240	18
Depreciation and amortization	4,700	4,107
Stock based compensation	2,005	1,584
Net (gain) loss on sale of investment securities	(1,103)	1
Amortization of premiums on investment securities	2,257	2,271
Accretion of discounts on retained SBA loans	(1,083)	(1,073)
Fair value adjustments on SBA servicing assets	1,106	1,252
Proceeds from sales of SBA loans originated for sale	37,916	36,811
SBA loans originated for sale	(32,395)	(34,969)
Gains on sales of SBA loans originated for sale	(2,593)	(2,654)
Proceeds from sales of mortgage loans originated for sale	246,816	355,181
Mortgage loans originated for sale	(239,045)	(335,734)
Fair value adjustment for mortgage loans originated for sale	285	474
Gains on sales of mortgage loans originated for sale	(6,215)	(6,400)
Amortization of debt issuance costs	4	5
Non-cash expense related to leases	924	-
Increase in accrued interest receivable and other assets	(4,524)	(1,278)
Increase (decrease) in accrued interest payable and other liabilities	2,996	(1,049)
Net cash provided by operating activities	12,026	26,717

Cash flows from investing activities
Purchase of investment securities available for sale	(150,734)	(81,744)
Purchase of investment securities held to maturity	-	(61,083)
Proceeds from the sale of securities available for sale	54,742	5,713
Proceeds from the maturity or call of securities available for sale	41,571	39,409
Proceeds from the maturity or call of securities held to maturity	73,890	46,156
Redemption of restricted stock	3,383	2
Net increase in loans	(133,667)	(217,967)
Net proceeds from sale of other real estate owned	401	495
Premises and equipment expenditures	(28,612)	(11,072)
Net cash used in investing activities	(139,026)	(280,091)

Cash flows from financing activities
Net proceeds from exercise of stock options	261	668
Net increase in demand, money market and savings deposits	284,219	324,658
Net increase in time deposits	62,946	12,405
Repayment of short-term borrowings	(91,422)	-
Net cash provided by financing activities	256,004	337,731

Net increase in cash and cash equivalents	129,004	84,357
Cash and cash equivalents, beginning of year	72,473	61,942
Cash and cash equivalents, end of period	$201,477	$146,299

Supplemental disclosures
Interest paid	$18,982	$10,749
Non-cash transfers from loans to other real estate owned	$1,071	$315
Conversion of subordinated debt to common stock	$-	$10,094

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Nine Months Ended September 30, 2019 and 2018

(Dollars in thousands)

(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance July 1, 2019	$594	$270,789	$(7,909)	$(3,725)	$(183)	$(8,208)	$251,358

Net loss			(1,822)				(1,822)
Other comprehensive income, net of tax						684	684
Stock based compensation		623					623

Balance September 30, 2019	$594	$271,412	$(9,731)	$(3,725)	$(183)	$(7,524)	$250,843

Balance January 1, 2019	$593	$269,147	$(8,716)	$(3,725)	$(183)	$(11,927)	$245,189

Net loss			(1,015)				(1,015)
Other comprehensive income, net of tax						4,403	4,403
Stock based compensation		2,005					2,005
Options exercised (53,550 shares)	1	260					261

Balance September 30, 2019	$594	$271,412	$(9,731)	$(3,725)	$(183)	$(7,524)	$250,843

Balance July 1, 2018	$593	$267,974	$(13,195)	$(3,725)	$(183)	$(16,130)	$235,334

Net income			2,322				2,322
Other comprehensive loss, net of tax						(2,471)	(2,471)
Stock based compensation		532					532
Options exercised (28,750 shares)		107					107

Balance September 30, 2018	$593	$268,613	$(10,873)	$(3,725)	$(183)	$(18,601)	$235,824

Balance January 1, 2018	$575	$256,285	$(18,983)	$(3,725)	$(183)	$(7,509)	$226,460

Reclassification due to the adoption of ASU 2018-02			1,640			(1,640)	-
Net income			6,470				6,470
Other comprehensive loss, net of tax						(9,452)	(9,452)
Stock based compensation		1,584					1,584
Conversion of subordinated debt to common stock (1,624,614 shares)	16	10,078					10,094
Options exercised (174,225 shares)	2	666					668

Balance September 30, 2018	$593	$268,613	$(10,873)	$(3,725)	$(183)	$(18,601)	$235,824

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

 Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“the 2005 Plan”), under which the Company granted options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company’s 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of September 30, 2019, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company’s stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company’s shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At September 30, 2019, the maximum number of common shares issuable under the 2014 Plan was 6.3 million shares. During the nine months ended September 30, 2019, 1.3 million options were granted under the 2014 Plan with a fair value of $2,900,495.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant. A summary of the assumptions used in the Black-Scholes option pricing model for 2019 and 2018 are as follows:

	2019			2018
Dividend yield(1)	0.0%			0.0%
Expected volatility(2)	28.81%			28.22%
Risk-free interest rate(3)	1.42%	to	2.78%	2.35%	to	2.96%
Expected life(4) (years)	6.25			6.25
Assumed forfeiture rate(5)	4.0%			4.0%

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

During the nine months ended September 30, 2019 and 2018, 842,898 shares and 753,864 shares vested, respectively. Expense is recognized ratably over the period required to vest. At September 30, 2019, the intrinsic value of the 5,007,725 options outstanding was $780,000, while the intrinsic value of the 2,645,960 exercisable (vested) options was $753,000. At September 30, 2018, the intrinsic value of the 3,841,275 options outstanding was $6.7 million, while the intrinsic value of the 1,905,112 exercisable (vested) options was $5.4 million. During the nine months ended September 30, 2019, 53,550 options were exercised resulting in cash receipts of $261,143 and 142,875 options were forfeited with a weighted average grant date fair value of $381,811. During the nine months ended September 30, 2018, 174,225 options were exercised resulting in cash receipts of $668,194 and 70,125 options were forfeited with a weighted average grant date fair value of $215,201.

Information regarding stock based compensation for the nine months ended September 30, 2019 and 2018 is set forth below:

	2019	2018
Stock based compensation expense recognized	$2,005,000	$1,584,000
Number of unvested stock options	2,361,765	1,936,163
Fair value of unvested stock options	$6,095,468	$5,499,104
Amount remaining to be recognized as expense	$4,183,148	$3,886,278

The remaining unrecognized expense amount of $4,183,148 will be recognized ratably as expense through August 2023.

Earnings per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plans for the nine months ended September 30, 2019 and September 30, 2018.

The calculation of EPS for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income (loss) -basic and diluted	$(1,822)	$2,322	$(1,015)	$6,470

Weighted average shares outstanding	58,843	58,774	58,830	58,213

Net income (loss) per share – basic	$(0.03)	$0.04	$(0.02)	$0.11

Weighted average shares outstanding (including dilutive CSEs)	58,843	59,774	58,830	59,338

Net income (loss) per share – diluted	$(0.03)	$0.04	$(0.02)	$0.11

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods. These securities were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive for the periods presented.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Anti-dilutive securities

Share based compensation awards	-	2,845	-	2,720

Recent Accounting Pronouncements

ASU 2014-09

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with The Company (Topic 606): Deferral of the Effective Date. The guidance in this ASU is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company’s revenue is comprised of net interest income and non-interest income. The scope of the guidance explicitly excludes interest income as well as many other revenues for financial assets and liabilities including revenue derived from loans, investment securities, and derivatives. This ASU was effective for the Company on January 1, 2018. The Company adopted this ASU on a modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. The adoption of this ASU did not have a material impact to its financial condition, results of operations, and consolidated financial statements. Refer to Note 11: Revenue Recognition for further disclosure as to the impact of Topic 606.

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

Note 5: Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at September 30, 2019 and December 31, 2018 is as follows:

	At September 30, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$29,404	$16	$-	$29,420
Collateralized mortgage obligations	254,439	2,641	(691)	256,389
Agency mortgage-backed securities	23,889	93	(81)	23,901
Municipal securities	4,065	17	-	4,082
Corporate bonds	69,499	9	(3,338)	66,170
Total securities available for sale	$381,296	$2,776	$(4,110)	$379,962

U.S. Government agencies	$98,481	$1,192	$(97)	$99,576
Collateralized mortgage obligations	448,807	9,962	(620)	458,149
Agency mortgage-backed securities	140,137	1,768	(576)	141,329
Total securities held to maturity	$687,425	$12,922	$(1,293)	$699,054

	At December 31, 2018
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$197,812	$567	$(2,120)	$196,259
Agency mortgage-backed securities	39,105	5	(611)	38,499
Municipal securities	20,807	64	(232)	20,639
Corporate bonds	62,583	87	(3,396)	59,274
Asset-backed securities	6,433	-	(90)	6,343
Total securities available for sale	$326,740	$723	$(6,449)	$321,014

U.S. Government agencies	$107,390	$-	$(3,772)	$103,618
Collateralized mortgage obligations	500,690	570	(5,793)	495,467
Agency mortgage-backed securities	153,483	-	(5,245)	148,238
Total securities held to maturity	$761,563	$570	$(14,810)	$747,323

The following table presents investment securities by stated maturity at September 30, 2019. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay with or without prepayment penalties and, therefore, these securities are classified separately with no specific maturity date.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$3,439	$3,448	$-	$-
After 1 year to 5 years	20,839	20,855	11,487	11,617
After 5 years to 10 years	75,690	72,478	86,994	87,959
After 10 years	3,000	2,891	-	-
Collateralized mortgage obligations	254,439	256,389	448,807	458,149
Agency mortgage-backed securities	23,889	23,901	140,137	141,329
Total	$381,296	$379,962	$687,425	$699,054

The Company’s investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities. There were no private label mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) held in the investment securities portfolio as of September 30, 2019 and December 31, 2018. There were also no MBS or CMO securities that were rated “Alt-A” or “sub-prime” as of those dates.

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

There were no impairment charges (credit losses) on any securities held in the portfolio for the three and nine months ended September 30, 2019 and September 30, 2018.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at September 30, 2019 and 2018 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2019	2018
Beginning Balance, January 1st	$-	$274
Additional credit-related impairment loss on securities for which an other-than-temporary impairment was previously recognized	-	-
Reductions for securities sold during the period	-	-
Ending Balance, September 30th	$-	$274

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position in the available for sale and held to maturity section:

	At September 30, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$55,237	$623	$9,339	$68	$64,576	$691
Agency mortgage-backed securities	2,716	8	8,742	73	11,458	81
Corporate bonds	11,390	110	51,772	3,228	63,162	3,338
Total Available for Sale	$69,343	$741	$69,853	$3,369	$139,196	$4,110

	At September 30, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$13,938	$70	$3,750	$27	$17,688	$97
Collateralized mortgage obligations	2,575	11	68,023	609	70,598	620
Agency mortgage-backed securities	-	-	69,551	576	69,551	576
Total Held to Maturity	$16,513	$81	$141,324	$1,212	$157,837	$1,293

	At December 31, 2018
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$58,883	$270	$83,377	$1,850	$142,260	$2,120
Agency mortgage-backed securities	1,134	10	16,768	601	17,902	611
Municipal securities	1,549	7	12,154	225	13,703	232
Corporate bonds	-	-	53,189	3,396	53,189	3,396
Asset backed securities	6,343	90	-	-	6,343	90
Total Available for Sale	$67,909	$377	$165,488	$6,072	$233,397	$6,449

	At December 31, 2018
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$5,351	$26	$98,267	$3,746	$103,618	$3,772
Collateralized mortgage obligations	44,574	475	173,467	5,318	218,041	5,793
Agency mortgage-backed securities	-	-	119,243	5,245	119,243	5,245
Total Held to Maturity	$49,925	$501	$390,977	$14,309	$440,902	$14,810

Unrealized losses on securities in the investment portfolio amounted to $5.4 million with a total fair value of $297.0 million as of September 30, 2019 compared to unrealized losses of $21.3 million with a total fair value of $674.3 million as of December 31, 2018. The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

The Company held four U.S. Government agency securities, twenty-nine collateralized mortgage obligations and seventeen agency mortgage-backed securities that were in an unrealized loss position at September 30, 2019. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of September 30, 2019.

All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At September 30, 2019, the investment portfolio included no municipal securities that were in an unrealized loss position.

At September 30, 2019, the investment portfolio included eight corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration.

       The unrealized loss on the trust preferred security at September 30, 2018 was primarily the result of the secondary market becoming inactive for such a security and was considered temporary at that time. During 2018, management received several inquiries regarding the availability of the remaining trust preferred CDO security and noted an increased level of trading in this type of security. As a result of the increased activity and the level of bids received, management elected to sell the remaining CDO security in December 2018.

Proceeds associated with the sale of securities available for sale during the three months ended September 30, 2019 were $11.5 million. The tax provision applicable to the net gains of $520,000 for the three months ended September 30, 2019 amounted to $132,000. Proceeds associated with the sale of securities available for sale during the nine months ended September 30, 2019 were $54.7 million. Gross gains of $1.2 million and gross losses of $67,000 were realized on these sales. The tax provision applicable to the net gains of $1.1 million for the nine months ended September 30, 2019 amounted to $280,000.

There were no proceeds from the sale of investments securities for the three months ended September 30, 2018. During the nine months ended September 30, 2018, the proceeds from the sale of investment securities were $5.7 million. A gross loss of $1,000 was realized on the sale of investment securities for the nine months ended September 30, 2018.

Note 6: Loans Receivable and Allowance for Loan Losses

      The following table sets forth the Company’s gross loans by major category as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	September 30, 2019	December 31, 2018

Commercial real estate	$570,327	$515,738
Construction and land development	109,582	121,042
Commercial and industrial	187,837	200,423
Owner occupied real estate	397,843	367,895
Consumer and other	98,034	91,152
Residential mortgage	205,498	140,364
Total loans receivable	1,569,121	1,436,614
Deferred costs (fees)	259	(16)
Allowance for loan losses	(8,467)	(8,615)
Net loans receivable	$1,560,913	$1,427,983

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

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three months ended September 30, 2019 and 2018:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended September 30, 2019
Allowance for loan losses:

Beginning balance:	$2,673	$631	$875	$2,158	$562	$1,124	$33	$8,056
Charge-offs	-	-	(72)	-	(29)	-	-	(101)
Recoveries	-	-	59	1	2	-	-	62
Provisions (credits)	198	(10)	(79)	31	36	205	69	450

Ending balance	$2,871	$621	$783	$2,190	$571	$1,329	$102	$8,467

Three months ended September 30, 2018
Allowance for loan losses:

Beginning balance:	$2,039	$772	$1,449	$1,856	$509	$638	$303	$7,566
Charge-offs	-	-	-	-	(1)	-	-	(1)
Recoveries	17	-	1	-	1	-	-	19
Provisions (credits)	202	34	193	156	38	103	(226)	500

Ending balance	$2,258	$806	$1,643	$2,012	$547	$741	$77	$8,084

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the nine months ended September 30, 2019 and 2018:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Nine months ended September 30, 2019
Allowance for loan losses:

Beginning balance:	$2,462	$777	$1,754	$2,033	$577	$894	$118	$8,615
Charge-offs	-	-	(1,002)	-	(117)	-	-	(1,119)
Recoveries	-	-	213	1	7	-	-	221
Provisions (credits)	409	(156)	(182)	156	104	435	(16)	750

Ending balance	$2,871	$621	$783	$2,190	$571	$1,329	$102	$8,467

Nine months ended September 30, 2018
Allowance for loan losses:

Beginning balance:	$3,774	$725	$1,317	$1,737	$573	$392	$81	$8,599
Charge-offs	(1,535)	-	(151)	(465)	(213)	-	-	(2,364)
Recoveries	50	-	77	20	2	-	-	149
Provisions (credits)	(31)	81	400	720	185	349	(4)	1,700

Ending balance	$2,258	$806	$1,643	$2,012	$547	$741	$77	$8,084

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

September 30, 2019
Allowance for loan losses:
Individually evaluated for impairment	$262	$-	$35	$291	$-	$-	$-	$588
Collectively evaluated for impairment	2,609	621	748	1,899	571	1,329	102	7,879
Total allowance for loan losses	$2,871	$621	$783	$2,190	$571	$1,329	$102	$8,467

Loans receivable:
Loans evaluated individually	$11,257	$-	$3,608	$3,532	$961	$768	$-	$20,126
Loans evaluated collectively	559,070	109,582	184,229	394,311	97,073	204,730	-	1,548,995
Total loans receivable	$570,327	$109,582	$187,837	$397,843	$98,034	$205,498	$-	$1,569,121

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$295	$-	$867	$217	$94	$-	$-	$1,473
Collectively evaluated for impairment	2,167	777	887	1,816	483	894	118	7,142
Total allowance for loan losses	$2,462	$777	$1,754	$2,033	$577	$894	$118	$8,615

Loans receivable:
Loans evaluated individually	$10,947	$-	$3,662	$2,560	$861	$-	$-	$18,030
Loans evaluated collectively	504,791	121,042	196,761	365,335	90,291	140,364	-	1,418,584
Total loans receivable	$515,738	$121,042	$200,423	$367,895	$91,152	$140,364	$-	$1,436,614

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans.  The following table summarizes information with regard to impaired loans by loan portfolio class as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$7,243	$7,248	$-	$6,332	$6,337	$-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	3,229	6,589	-	1,655	5,418	-
Owner occupied real estate	1,775	1,924	-	1,905	2,013	-
Consumer and other	961	1,256	-	710	1,082	-
Residential mortgage	768	768	-	-	-	-
Total	$13,976	$17,785	$-	$10,602	$14,850	$-

With an allowance recorded:
Commercial real estate	$4,014	$4,536	$262	$4,615	$5,498	$295
Construction and land development	-	-	-	-	-	-
Commercial and industrial	379	394	35	2,007	2,195	867
Owner occupied real estate	1,757	1,757	291	655	704	217
Consumer and other	-	-	-	151	158	94
Residential mortgage	-	-	-	-	-	-
Total	$6,150	$6,687	$588	$7,428	$8,555	$1,473

Total:
Commercial real estate	$11,257	$11,784	$262	$10,947	$11,835	$295
Construction and land development	-	-	-	-	-	-
Commercial and industrial	3,608	6,983	35	3,662	7,613	867
Owner occupied real estate	3,532	3,681	291	2,560	2,717	217
Consumer and other	961	1,256	-	861	1,240	94
Residential mortgage	768	768	-	-	-	-
Total	$20,126	$24,472	$588	$18,030	$23,405	$1,473

The following table presents additional information regarding the Company’s impaired loans for the three months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30,
	2019		2018
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$7,004	$80	$9,748	$72
Construction and land development	-	-	-	-
Commercial and industrial	2,821	19	2,566	12
Owner occupied real estate	1,801	12	2,255	15
Consumer and other	931	4	647	10
Residential mortgage	640	1	-	-
Total	$13,197	$116	$15,216	$109

With an allowance recorded:
Commercial real estate	$4,114	$-	$3,976	$-
Construction and land development	-	-	-	-
Commercial and industrial	572	-	1,948	1
Owner occupied real estate	1,492	12	905	6
Consumer and other	12	-	169	-
Residential mortgage	-	-	-	-
Total	$6,190	$12	$6,998	$7

Total:
Commercial real estate	$11,118	$80	$13,724	$72
Construction and land development	-	-	-	-
Commercial and industrial	3,393	19	4,514	13
Owner occupied real estate	3,293	24	3,160	21
Consumer and other	943	4	816	10
Residential mortgage	640	1	-	-
Total	$19,387	$128	$22,214	$116

The following table presents additional information regarding the Company’s impaired loans for the nine months ended September 30, 2019 and September 30, 2018:

	Nine Months Ended September 30,
	2019		2018
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$6,532	$220	$11,454	$216
Construction and land development	-	-	-	-
Commercial and industrial	2,001	19	3,762	45
Owner occupied real estate	1,853	40	2,367	43
Consumer and other	871	12	645	12
Residential mortgage	384	2	-	-
Total	$11,641	$293	$18,228	$316

With an allowance recorded:
Commercial real estate	$4,314	$-	$2,692	$-
Construction and land development	-	-	-	-
Commercial and industrial	956	-	1,826	4
Owner occupied real estate	962	24	1,047	18
Consumer and other	38	-	201	1
Residential mortgage	-	-	-	-
Total	$6,270	$24	$5,766	$23

Total:
Commercial real estate	$10,846	$220	$14,146	$216
Construction and land development	-	-	-	-
Commercial and industrial	2,957	19	5,588	49
Owner occupied real estate	2,815	64	3,414	61
Consumer and other	909	12	846	13
Residential mortgage	384	2	-	-
Total	$17,911	$317	$23,994	$339

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At September 30, 2019
Commercial real estate	$93	$-	$4,269	$4,362	$565,965	$570,327	$-
Construction and land development	-	-	-	-	109,582	109,582	-
Commercial and industrial	-	-	3,608	3,608	184,229	187,837	-
Owner occupied real estate	-	28	2,317	2,345	395,498	397,843	-
Consumer and other	83	9	1,090	1,182	96,852	98,034	129
Residential mortgage	-	-	768	768	204,730	205,498	-
Total	$176	$37	$12,052	$12,265	$1,556,856	$1,569,121	$129

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2018
Commercial real estate	$339	$921	$4,631	$5,891	$509,847	$515,738	$-
Construction and land development	-	-	-	-	121,042	121,042	-
Commercial and industrial	280	-	3,661	3,941	196,482	200,423	-
Owner occupied real estate	-	653	1,188	1,841	366,054	367,895	-
Consumer and other	214	-	861	1,075	90,077	91,152	-
Residential mortgage	302	-	-	302	140,062	140,364	-
Total	$1,135	$1,574	$10,341	$13,050	$1,423,564	$1,436,614	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At September 30, 2019:
Commercial real estate	$565,187	$92	$5,048	$-	$570,327
Construction and land development	109,582	-	-	-	109,582
Commercial and industrial	184,229	-	3,328	280	187,837
Owner occupied real estate	392,245	2,066	3,532	-	397,843
Consumer and other	97,073	-	961	-	98,034
Residential mortgage	204,608	122	768	-	205,498
Total	$1,552,924	$2,280	$13,637	$280	$1,569,121

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2018:
Commercial real estate	$510,186	$921	$4,631	$-	$515,738
Construction and land development	121,042	-	-	-	121,042
Commercial and industrial	196,751	10	3,382	280	200,423
Owner occupied real estate	364,032	1,303	2,560	-	367,895
Consumer and other	90,291	-	861	-	91,152
Residential mortgage	140,240	124	-	-	140,364
Total	$1,422,542	$2,358	$11,434	$280	$1,436,614

The following table shows non-accrual loans by class as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	September 30, 2019	December 31, 2018

Commercial real estate	$4,269	$4,631
Construction and land development	-	-
Commercial and industrial	3,608	3,661
Owner occupied real estate	2,317	1,188
Consumer and other	961	861
Residential mortgage	768	-
Total	$11,923	$10,341

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $145,000 and $378,000 for the three and nine months ended September 30, 2019, respectively, and $156,000 and $519,000 for the three and nine months ended September 30, 2018, respectively.

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

The following table summarizes information with regard to outstanding troubled debt restructurings at September 30, 2019 and December 31, 2018:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
September 30, 2019
Commercial real estate	1	$6,209	$-	$6,209
Construction and land development	-	-	-	-
Commercial and industrial	-	-	-	-
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	1	$6,209	$-	$6,209

December 31, 2018
Commercial real estate	1	$6,316	$-	$6,316
Construction and land development	-	-	-	-
Commercial and industrial	3	-	1,224	1,224
Owner occupied real estate	1	-	242	242
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	5	$6,316	$1,466	$7,782

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

There were no loan modifications made during the three and nine months ended September 30, 2019 that met the criteria of a TDR.

After a loan is determined to be a TDR, the Company continues to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the three and nine months ended September 30, 2019. There were three TDRs that subsequently defaulted during the year ended December 31, 2018.

There was one residential mortgage in the process of foreclosure as of September 30, 2019. There were no residential mortgages in the process of foreclosure as of December 31, 2018. There was no other real estate owned relating to residential real estate at September 30, 2019 and December 31, 2018.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2019 and December 31, 2018 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

September 30, 2019
Assets:

U.S. Government agencies	$29,420	$-	$29,420	$-
Collateralized mortgage obligations	256,389	-	256,389	-
Agency mortgage-backed securities	23,901	-	23,901	-
Municipal securities	4,082	-	4,082	-
Corporate bonds	66,170	-	63,279	2,891
Securities Available for Sale	$379,962	$-	$377,071	$2,891

Mortgage Loans Held for Sale	$18,734	$-	$18,734	$-
SBA Servicing Assets	4,504	-	-	4,504
Interest Rate Lock Commitments	506	-	506	-
Best Efforts Forward Loan Sales Commitments	43	-	43	-
Mandatory Forward Loan Sales Commitments	27	-	27	-

Liabilities:

Interest Rate Lock Commitments	2	-	2	-
Best Efforts Forward Loan Sales Commitments	126	-	126	-
Mandatory Forward Loan Sales Commitments	79	-	79	-

December 31, 2018
Assets:

Collateralized mortgage obligations	$196,259	$-	$196,259	$-
Agency mortgage-backed securities	38,499	-	38,499	-
Municipal securities	20,639	-	20,639	-
Corporate bonds	59,274	-	56,205	3,069
Asset-backed securities	6,343	-	6,343	-
Securities Available for Sale	$321,014	$-	$317,945	$3,069

Mortgage Loans Held for Sale	$20,887	$-	$20,887	$-
SBA Servicing Assets	4,785	-	-	4,785
Interest Rate Lock Commitments	410	-	410	-
Best Efforts Forward Loan Sales Commitments	5	-	5	-
Mandatory Forward Loan Sales Commitments	10	-	10	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	138	-	138	-
Mandatory Forward Loan Sales Commitments	230	-	230	-

The following tables present an analysis of the activity in the SBA servicing assets for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(dollars in thousands)	2019	2018
Beginning balance, July 1st	$4,593	$4,977
Additions	272	297
Fair value adjustments	(361)	(419)
Ending balance, September 30th	$4,504	$4,855

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018
Beginning balance, January 1st	$4,785	$5,243
Additions	825	864
Fair value adjustments	(1,106)	(1,252)
Ending balance, September 30th	$4,504	$4,855

Fair value adjustments are recorded as loan and servicing fees on the statement of income. Servicing fee income, not including fair value adjustments, totaled $498,000 and $486,000 for the three months ended September 30, 2019 and 2018, respectively. Servicing fee income, not including fair value adjustments, totaled $1.4 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively. Total loans in the amount of $204.3 million at September 30, 2019 and $204.4 million at December 31, 2018 were serviced for others.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, July 1st	$-	$2,999	$547	$3,083
Unrealized gains (losses)	-	(108)	-	102
Proceeds from sales	-	-	-	-
Realized losses	-	-	-	-
Balance, September 30th	$-	$2,891	$547	$3,185

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1st	$-	$3,069	$489	$3,086
Unrealized gains (losses)	-	(178)	58	99
Proceeds from sales	-	-	-	-
Realized losses	-	-	-	-
Balance, September 30th	$-	$2,891	$547	$3,185

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2019 and December 31, 2018 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
September 30, 2019
Impaired loans	$5,823	$-	$-	$5,823
Other real estate owned	5,726	-	-	5,726

December 31, 2018
Impaired loans	$5,955	$-	$-	$5,955
Other real estate owned	1,114	-	-	1,114

The table below presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2019
Corporate bonds	$2,891	Discounted Cash Flows	Discount Rate	(7.14%)

SBA servicing assets	$4,504	Discounted Cash Flows	Conditional Prepayment Rate	(13.28%)

			Discount Rate	(11.00%)

Impaired loans	$5,823	Appraised Value of Collateral (1)	Liquidation expenses (2)	9%	-	20%	(12%) (3)

Other real estate owned	$5,726	Appraised Value of Collateral (1)	Liquidation expenses (2)	7%	-	25%	(14%) (3)

		Sales Price	Liquidation expenses (2)	(22%) (3)
December 31, 2018
Corporate bonds	$3,069	Discounted Cash Flows	Discount Rate	(8.24%)

SBA servicing assets	$4,785	Discounted Cash Flows	Conditional Prepayment Rate	(10.31%)

			Discount Rate	(11.50%)

Impaired loans	$5,955	Appraised Value of Collateral (1)	Liquidation expenses (2)	11%	-	24%	(13%) (3)

Other real estate owned	$1,114	Appraised Value of Collateral (1)	Liquidation expenses (2)	(7%) (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018.

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

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect their economic value. Interest income on loans held for sale, which totaled $142,000 and $398,000 for three and nine months ended September 30, 2019, respectively, and $389,000 and $914,000 for the three and nine months ended September 30, 2018, respectively, are included in interest and fees in the statements of income.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of September 30, 2019 and December 31, 2018.

(dollars in thousands)	September 30, 2019	December 31, 2018

Carrying Amount	$18,734	$20,887

Aggregate Unpaid Principal Balance	$18,203	$20,071

Excess Carrying Amount Over Aggregate Unpaid Principal Balance	$531	$816

Changes in the excess carrying amount over aggregate unpaid principal balance are recorded in the statement of income in mortgage banking income. Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at September 30, 2019 and December 31, 2018.

Interest Rate Lock Commitments (“IRLC”)

The Company determines the value of IRLCs by comparing the market price to the price locked in with the customer, adding fees or points to be collected at closing, subtracting commissions to be paid at closing, and subtracting estimated remaining loan origination costs to the bank based on the processing status of the loan. The Company also considers pull-through as it determines the fair value of IRLCs. Factors that affect pull-through rates include the origination channel, current mortgage interest rates in the market versus the interest rate incorporated in the IRLC, the purpose of the mortgage (purchase versus financing), the stage of completion of the underlying application and underwriting process, and the time remaining until the IRLC expires. IRLCs are classified within Level 2 of the valuation hierarchy.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value. Fair value is determined through valuations periodically performed by third-party appraisers, and the real estate is carried at the lower of its carrying amount or fair value less estimated costs to sell. Any declines in the fair value of the real estate properties below the initial cost basis are recorded through a valuation expense. At September 30, 2019 and December 31, 2018, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market. At September 30, 2019 and December 31, 2018, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	September 30, 2019	December 31, 2018

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$4,504	$4,785

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	2%	2%
Adjustable-rate SBA loans	98%	98%
Total	100%	100%

Weighted Average Remaining Term (years)	20.7	20.4

Prepayment Speed	13.28%	10.31%
Effect on fair value of a 10% increase	$(175)	$(170)
Effect on fair value of a 20% increase	(338)	(330)

Weighted Average Discount Rate	11.00%	11.50%
Effect on fair value of a 10% increase	$(160)	$(186)
Effect on fair value of a 20% increase	(309)	(359)

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

The estimated fair values of the Company’s financial instruments at September 30, 2019 were as follows.

	Fair Value Measurements at September 30, 2019
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$201,477	$201,477	$201,477	$-	$-
Investment securities available for sale	379,962	379,962	-	377,071	2,891
Investment securities held to maturity	687,425	699,054	-	699,054	-
Restricted stock	2,371	2,371	-	2,371	-
Loans held for sale	21,210	21,210	-	18,734	2,476
Loans receivable, net	1,560,913	1,530,738	-	-	1,530,738
SBA servicing assets	4,504	4,504	-	-	4,504
Accrued interest receivable	9,277	9,277	-	9,277	-
Interest rate lock commitments	506	506	-	506	-
Best efforts forward loan sales commitments	43	43	-	43	-
Mandatory forward loan sales commitments	27	27	-	27	-
Financial liabilities:
Deposits
Demand, savings and money market	$2,522,829	$2,522,829	$-	$2,522,829	$-
Time	217,203	217,325	-	217,325	-
Subordinated debt	11,263	8,109	-	-	8,109
Accrued interest payable	1,655	1,655	-	1,655	-
Interest rate lock commitments	2	2	-	2	-
Best efforts forward loan sales commitments	126	126	-	126	-
Mandatory forward loan sales commitments	79	79	-	79	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

The estimated fair values of the Company’s financial instruments at December 31, 2018 were as follows:

	Fair Value Measurements at December 31, 2018
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for I dentical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$72,473	$72,473	$72,473	$-	$-
Investment securities available for sale	321,014	321,014	-	317,945	3,069
Investment securities held to maturity	761,563	747,323	-	747,323	-
Restricted stock	5,754	5,754	-	5,754	-
Loans held for sale	26,291	26,291	-	20,887	5,404
Loans receivable, net	1,427,983	1,410,945	-	-	1,410,945
SBA servicing assets	4,785	4,785	-	-	4,785
Accrued interest receivable	9,025	9,025	-	9,025	-
Interest rate lock commitments	410	410	-	410	-
Best efforts forward loan sales commitments	5	5	-	5	-
Mandatory forward loan sales commitments	10	10	-	10	-
Financial liabilities:

Deposits
Demand, savings and money market	$2,238,610	$2,238,610	$-	$2,238,610	$-
Time	154,257	152,989	-	152,989	-
Subordinated debt	11,259	8,279	-	-	8,279
Accrued interest payable	558	558	-	558	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	138	138	-	138	-
Mandatory forward loan sales commitments	230	230	-	230	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

Note 8: Changes in Accumulated Other Comprehensive Income (Loss) By Component (1)

The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2019 and 2018, and the year ended December 31, 2018.

	Unrealized Gains (Losses) on Available- For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2019	$(4,736)	$(7,191)	$(11,927)
Unrealized gain on securities	4,456	-	4,456
Amounts reclassified from accumulated other comprehensive income to net income (2)	(894)	841	(53)
Net current-period other comprehensive income	3,562	841	4,403
Total change in accumulated other comprehensive income	3,562	841	4,403
Balance September 30, 2019	$(1,174)	$(6,350)	$(7,524)

Balance January 1, 2018	$(7,150)	$(359)	$(7,509)
Reclassification due to the adoption of ASU 2018-02	(1,562)	(78)	(1,640)
Unrealized loss on securities	(9,536)	-	(9,536)
Amounts reclassified from accumulated other comprehensive income to net income (2)	1	83	84
Net current-period other comprehensive income (loss)	(9,535)	83	(9,452)
Total change in accumulated other comprehensive income (loss)	(11,097)	5	(11,092)
Balance September 30, 2018	$(18,247)	$(354)	$(18,601)

Balance January 1, 2018	$(7,150)	$(359)	$(7,509)
Reclassification due to the adoption of ASU 2018-02	(1,562)	(78)	(1,640)
Unrealized gain on securities	3,927	-	3,927
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	-	(6,855)	(6,855)
Amounts reclassified from accumulated other comprehensive income to net income (2)	49	101	150
Net current-period other comprehensive income (loss)	3,976	(6,754)	(2,778)
Total change in accumulated other comprehensive income (loss)	2,414	(6,832)	(4,418)
Balance December 31, 2018	$(4,736)	$(7,191)	$(11,927)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Operations.

Note 9: Goodwill and Other Intangibles

The Company completed an annual impairment test for goodwill as of July 31, 2019. Future impairment testing will be conducted each year as of July 31, unless a triggering event occurs in the interim that would suggest impairment, in which case it would be tested as of the date of the triggering event. During the nine months ended September 30, 2019 and 2018, there was no goodwill impairment recorded. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

The Company’s goodwill and intangible assets related to the acquisition of Oak Mortgage in July 2016 is detailed below:

	Three Months Ended September 30,
(dollars in thousands)	2019	2018
Balance, July 1st	$5,011	$5,011
Additions/Adjustments	-	-
Amortization	-	-
Balance, September 30th	$5,011	$5,011
Amortization Period (in years)	Indefinite	Indefinite

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018
Balance, January 1st	$5,011	$5,011
Additions/Adjustments	-	-
Amortization	-	-
Balance, September 30th	$5,011	$5,011
Amortization Period (in years)	Indefinite	Indefinite

Note 10: Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the nine months ended September 30, 2019 and September 30, 2018. The following table summarizes the amounts recorded in Republic’s statement of financial condition for derivatives not designated as hedging instruments as of September 30, 2019 and December 31, 2018 (in thousands):

September 30, 2019	Balance Sheet Presentation	Fair Value	Notional Amount
Asset derivatives:
IRLCs	Other Assets	$506	$29,205
Best efforts forward loan sales commitments	Other Assets	43	10,622
Mandatory forward loan sales commitments	Other Assets	27	6,948

Liability derivatives:
IRLCs	Other Liabilities	$2	$810
Best efforts forward loan sales commitments	Other Liabilities	126	19,393
Mandatory forward loan sales commitments	Other Liabilities	79	11,132

December 31, 2018	Balance Sheet Presentation	Fair Value	Notional Amount
Asset derivatives:
IRLCs	Other Assets	$410	$16,966
Best efforts forward loan sales commitments	Other Assets	5	1,639
Mandatory forward loan sales commitments	Other Assets	10	865

Liability derivatives:
IRLCs	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	138	15,327
Mandatory forward loan sales commitments	Other Liabilities	230	18,980

The following tables summarize the amounts recorded in Republic’s statement of operations for derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Statement of Operations Presentation	Three Months Ended September 30, 2019 Gain/(Loss)	Nine Months Ended September 30, 2019 Gain/(Loss)
Asset derivatives:
IRLCs	Mortgage banking income	$(201)	$96
Best efforts forward loan sales commitments	Mortgage banking income	26	38
Mandatory forward loan sales commitments	Mortgage banking income	27	17

Liability derivatives:
IRLCs	Mortgage banking income	$(2)	$(2)
Best efforts forward loan sales commitments	Mortgage banking income	81	12
Mandatory forward loan sales commitments	Mortgage banking income	148	151

	Statement of Operations Presentation	Three Months Ended September 30, 2018 Gain/(Loss)	Nine Months Ended September 30, 2018 Gain/(Loss)

Asset derivatives:
IRLCs	Mortgage banking income	$(297)	$54
Best efforts forward loan sales commitments	Mortgage banking income	7	3
Mandatory forward loan sales commitments	Mortgage banking income	13	-

Liability derivatives:
IRLCs	Mortgage banking income	$3	$1
Best efforts forward loan sales commitments	Mortgage banking income	120	3
Mandatory forward loan sales commitments	Mortgage banking income	198	92

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

The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
(dollars in thousands)	2019	2018
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$1,990	$1,386
Other non-interest income	46	29
Non-interest income (in-scope of Topic 606)	2,036	1,415
Non-interest income (out-of-scope of Topic 606)	4,518	3,716
Total non-interest income	$6,554	$5,131

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$5,450	$3,887
Other non-interest income	175	107
Non-interest income (in-scope of Topic 606)	5,625	3,994
Non-interest income (out-of-scope of Topic 606)	12,900	11,440
Total non-interest income	$18,525	$15,434

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

At September 30, 2019, the Company had thirty-seven operating lease agreements, which include operating leases for seventeen branch stores, eight offices that are used for general office space, and twelve operating leases for equipment. Sixteen of the real property operating leases did not include one of more options to extend the lease term. Five of the operating leases for branch stores are a lease for the land under the building and the Company owns the leasehold improvements. The thirty-nine operating leases have maturity dates ranging from December 2019 to December 2058 which includes options for multiple five and ten year extensions which the Company is reasonably certain to exercise. The weighted average remaining operating lease term for these leases is 19.1 years as of September 30, 2019.

The discount rate used in determining the operating lease liability obligation for each individual lease was the assumed incremental borrowing rate for the Company that corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average operating lease discount rate was 3.58% as of September 30, 2019.

The following table presents operating lease costs net of sublease income for the three and nine months ended September 30, 2019.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
(dollars in thousands)
Operating lease cost	$1,890	$4,920
Sublease income	(80)	(241)
Total lease cost	$1,810	$4,679

The following table presents a maturity analysis of total operating lease liability obligations and reconciliation of the undiscounted cash flows to total operating lease liability obligations at September 30, 2019.

September 30, 2019
(dollars in thousands)
Operating lease payments due:
Within one year	$6,962
One to three years	11,806
Three to five years	10,106
More than five years	72,030
Total undiscounted cash flows	100,904
Discount on cash flows	(31,258)
Total operating lease liability obligations	$69,646

The following table presents cash and non-cash activities for the three and nine months ended September 30, 2019.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,706	$3,755

Non-cash investing and financing activities
Additions to Operating leases – right of use asset
New operating lease liability obligation	$101	$72,457

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

Financial Condition

Assets

Total assets increased by $332.6 million to $3.09 billion at September 30, 2019, compared to $2.75 billion at December 31, 2018.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount of these two categories increased by $129.0 million to $201.5 million at September 30, 2019, from $72.5 million at December 31, 2018 primarily as a result of an increase in deposit balances.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which we usually originate with the intention of selling in the future and residential mortgage loans originated which we also intend to sell in the future. Total SBA loans held for sale were $2.5 million at September 30, 2019 as compared to $5.4 million at December 31, 2018. Residential mortgage loans held for sale were $18.7 million at September 30, 2019 compared to $20.9 million at December 31, 2018. Loans held for sale, as a percentage of total Company assets, were less than 1% at September 30, 2019.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $34.4 million at September 30, 2019. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit.

Loans increased $132.9 million, or 9%, to $1.6 billion at September 30, 2019, versus $1.4 billion at December 31, 2018. This growth was the result of an increase in loan demand across our residential mortgage, commercial real estate, owner occupied real estate, and consumer and other categories driven by the successful execution of our relationship banking strategy which focuses on delivering high levels of customer service.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes. Our investment securities classified as available-for-sale consist primarily of U.S. Government agency Small Business Administration (“SBA”) bonds, U.S. Government agency collateralized mortgage obligations (“CMO”), agency mortgage-backed securities (“MBS”), municipal securities, and corporate bonds. Available-for-sale securities totaled $380.0 million at September 30, 2019, compared to $321.0 million at December 31, 2018. The increase was primarily due to the purchase of securities totaling $150.7 million partially offset by proceeds from the sale of securities totaling $53.6 million and paydowns of securities totaling $41.6 million during the first nine months of 2019. At September 30, 2019, the portfolio had a net unrealized loss of $1.3 million compared to a net unrealized loss of $5.7 million at December 31, 2018. The change in value of the investment portfolio was driven by a decrease in market interest rates which drove an increase in value of the securities classified as available-for-sale in our portfolio during the first nine months of 2019.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (“SBIC”) and SBA bonds, CMOs and MBSs. The fair value of securities held-to-maturity totaled $699.1 million and $747.3 million at September 30, 2019 and December 31, 2018, respectively. The decrease was primarily due to paydowns of securities totaling $73.9 million partially offset by an increase of $25.8 million in the value of securities held in the portfolio during the first nine months of 2019. The change in value of the investment portfolio was driven by a decrease in market interest rates which drove an increase in value of the securities classified as held-to-maturity in our portfolio during the first nine months of 2019.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of September 30, 2019 and December 31, 2018. As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”).

At September 30, 2019 and December 31, 2018, the investment in FHLB capital stock totaled $2.2 million and $5.6 million, respectively. The decrease was due to a lower required investment in FHLB stock during the first nine months of 2019. At both September 30, 2019 and December 31, 2018, ACBB capital stock totaled $143,000. Both the FHLB and ACBB have issued dividend payments in 2019.

Premises and Equipment

The balance of premises and equipment increased to $111.6 million at September 30, 2019 from $87.7 million at December 31, 2018. The increase was primarily due to premises and equipment expenditures of $28.6 million less depreciation and amortization expenses of $4.7 million during the first nine months of 2019. A new store was opened in New York City during the third quarter of 2019 bringing the total store count to twenty-eight as of September 30, 2019. There are also multiple sites in various stages of development for future store locations.

Expansion into New York City began in 2019. The Company opened its first store located at 14th Street & 5th Avenue in Manhattan in July 2019. A second store location at 51st Street & 3rd Avenue in Manhattan opened in November 2019.

Other Real Estate Owned

The balance of other real estate owned was $6.7 million at September 30, 2019 and $6.2 million at December 31, 2018. The increase was primarily due to additions of $1.1 million partially offset by sales and writedowns totaling $640,000.

Operating Leases – Right of Use Asset

Accounting Standards Codification Topic 842, also known as ASC 842 and ASU 2016-02, is the new lease accounting standard published by the FASB. ASC 842 represents a significant modification to the accounting treatment for leases, with the most significant change being that most leases, including operating leases, will now be capitalized on the balance sheet. Under the previous guidance (ASC 840), FASB permitted operating leases to be reported only in the footnotes of corporate financial statements. Under ASC 842, the only leases that are exempt from the capitalization requirement are short-term leases less than or equal to twelve months in length.

The right-of-use asset is valued as the initial amount of the lease liability obligation adjusted for any initial direct costs, prepaid or accrued rent, and any lease incentives. At September 30, 2019, the balance of the operating lease right-of-use asset was $65.9 million.

Goodwill

Goodwill is reviewed for impairment annually as of July 31 and between annual tests when events and circumstances indicate that impairment may have occurred. Impairment is a condition that exists when the carrying amount of goodwill exceeds the reporting unit’s fair value.

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

At July 31, 2019, the Company elected to perform a Step One analysis to review goodwill for impairment. The results of the Step One analysis indicated that the carrying value of the reporting unit did not exceed its fair value. Based on our quantitative assessment, we determined that there was no evidence of impairment on the balance of goodwill. As of September 30, 2019 and December 31, 2018, goodwill totaled $5.0 million.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $347.2 million to $2.7 billion at September 30, 2019 from $2.4 billion at December 31, 2018. The increase was the result of significant growth in all deposit categories, led by strong growth in demand deposit balances. We constantly focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction. This strategy has also allowed us to build a stable core-deposit base and nearly eliminate our dependence upon the more volatile sources of funding found in brokered and wholesale deposits.

We are also in the midst of an aggressive expansion plan which we refer to as “The Power of Red is Back”. During 2018, we opened new stores in Gloucester Township, Evesboro, and Somers Point in NJ and Fairless Hills in PA. In the current year, we have opened stores in Lumberton, NJ, Feasterville, PA, and at 14th Street & 5th Avenue and 51st Street & 3rd Avenue in Manhattan. We have several more in various stages of construction and development including sites in New York City.

Short-term Borrowings

As of September 30, 2019, we had no short-term borrowings with the FHLB compared to $91.4 million at December 31, 2018. The short-term borrowings were paid off in 2019 as a result of growth in deposit balances.

Operating Lease Liability Obligation

Accounting Standards Codification Topic 842, also known as ASC 842 and ASU 2016-02, is the new lease accounting standard published by the FASB. ASC 842 represents a significant modification to the accounting treatment for leases, with the most significant change being that most leases, including operating leases, will now be capitalized on the balance sheet. Under the previous guidance (ASC 840), FASB permitted operating leases to be reported only in the footnotes of corporate financial statements. Under ASC 842, the only leases that are exempt from the capitalization requirement are short-term leases less than or equal to twelve months in length.

The operating lease liability obligation is calculated as the present value of the lease payments, using the discount rate specified in the lease, or if that is not available, our incremental borrowing rate. At September 30, 2019, the balance of the operating lease liability obligation was $69.6 million.

Shareholders’ Equity

Total shareholders’ equity increased $5.7 million to $250.8 million at September 30, 2019 compared to $245.2 million at December 31, 2018. The increase during the first nine months of 2019 was primarily due to a $4.4 million decrease in accumulated other comprehensive losses associated with an increase in the market value of the investment securities portfolio, an adjustment for stock based compensation in the amount of $2.0 million, and stock option exercises of $261,000 partially offset by a net loss of $1.0 million. The shift in market value of the securities portfolio was primarily driven by a decrease in market interest rates which drove an increase in the market value of the securities held in our portfolio.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

We reported a net loss of $1.8 million, or ($0.03) per diluted share, for the three months ended September 30, 2019 and compared to net income of $2.3 million, or $0.04 per diluted share for the three months ended September 30, 2018. The decrease in net income of $4.1 million was primarily driven by the growth in non-interest expense year over year. The increase in expense was driven by the addition of five new store locations over the last twelve months, including our first store located in New York City. The expansion into New York City has also required us to hire a lending and management team and support group in this new market. During 2019 we have also experienced a flat and, at times, an inverted yield curve which has resulted in minimal growth in net interest income despite the addition of more than $300 million in interest earning assets.

Net interest income was $19.4 million for the three month period ended September 30, 2019 compared to $19.1 million for the three months ended September 30, 2018. Interest income increased $2.7 million, or 11%, due to an increase in average loans receivable and federal funds sold and other interest earning assets. Interest expense increased $2.4 million, or 55%, primarily due to an increase in average deposit balances and the average rate paid on deposit balances. The net interest margin decreased by 32 basis points to 2.82% during the third quarter of 2019 compared to 3.14% during the third quarter of 2018. Compression in the net interest margin was driven by flattening of the yield curve resulting in a rapid increase in our cost of funds and a decline in the yield on interest earning assets.

We recorded a provision for loan losses in the amount of $450,000 for the three months ended September 30, 2019 and a provision for loan losses in the amount of $500,000 for the three months ended September 30, 2018. This decrease was primarily due to a decline in the allowance required for loans individually evaluated for impairment.

Non-interest income increased by $1.4 million to $6.6 million during the three months ended September 30, 2019 compared to $5.1 million during the three months ended September 30, 2018. The increase during the three months ended September 30, 2019 was primarily due to increases in service fees on deposit accounts and gains on the sale of investment securities.

Non-interest expenses increased $7.0 million to $27.8 million during the three months ended September 30, 2019 compared to $20.8 million during the three months ended September 30, 2018. This increase was primarily driven by higher salaries, employee benefits, and occupancy and equipment expenses associated with the addition of new stores related to our expansion strategy which we refer to as “The Power of Red is Back”. Annual merit increases contributed to the increase in salaries and employee benefit costs. We have also incurred costs related to our expansion into New York City as we hire a management and lending team and commence rent payments for our store locations. Our first store in New York City opened at 14th Street & 5th Avenue in Manhattan in July 2019. Construction was completed on a second store location at 51st Street & 3rd Avenue in November 2019.

We recorded a benefit for income taxes in the amount of $516,000 during the three months ended September 30, 2019 compared to a $622,000 provision for income taxes during the three months ended September 30, 2018.

Return on average assets and average equity from continuing operations was (0.24%) and (2.88%), respectively, during the three months ended September 30, 2019 compared to 0.36% and 3.90%, respectively, for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

We reported a net loss of $1.0 million, or ($0.02) per diluted share, for the nine months ended September 30, 2019 compared to net income of $6.5 million, or $0.11 per diluted share, for the nine months ended September 30, 2018. The decrease in net income of $7.5 million was primarily driven by the growth in non-interest expense year over year. The increase in expense was driven by the addition of five new store locations over the last twelve months, including our first store located in New York City. The expansion into New York City has also required us to hire a lending and management team and support group in this new market. During 2019 we have also experienced a flat and, at times, an inverted yield curve which has resulted in minimal growth in net interest income despite the addition of more than $300 million in interest earning assets.

Net interest income for the nine months ended September 30, 2019 was $57.9 million as compared to $55.9 million for the nine months ended September 30, 2018. Interest income increased $11.2 million, or 17%, due to an increase in average loans receivable and the average yield earned on loan balances. Interest expense increased $9.2 million, or 85%, primarily due to an increase in average deposit balances and the average rate paid on deposit balances. The net interest margin decreased by 26 basis points to 2.92% during nine months ended September 30, 2019 compared to 3.18% during the nine months ended September 30, 2018. Compression in the net interest margin was driven by flattening of the yield curve resulting in a more rapid increase in our cost of funds compared to the yield on interest earning assets.

We recorded a provision for loan losses of $750,000 for the nine months ended September 30, 2019 compared to a provision for loan losses of $1.7 million for the nine months ended September 30, 2018. This decrease was primarily due to a decline in the allowance required for loans individually evaluated for impairment.

Non-interest income increased $3.1 million to $18.5 million during the nine months ended September 30, 2019 compared to $15.4 million during the nine months ended September 30, 2018. The increase during the nine months ended September 30, 2019 was primarily due to increases in service fees on deposit accounts and gains on the sales of investment securities.

Non-interest expenses increased $15.3 million to $77.0 million during the nine months ended September 30, 2019 as compared to $61.7 million during the nine months ended September 30, 2018. This increase was primarily driven by higher salaries, employee benefits, and occupancy and equipment expenses associated with the addition of new stores related to our expansion strategy which we refer to as “The Power of Red is Back”. Annual merit increases contributed to the increase in salaries and employee benefit costs. We have incurred costs related to our expansion into New York City as we hire a management and lending team and commence rent payments for our store locations. Our first store in New York City opened at 14th Street & 5th Avenue in Manhattan in July 2019. Construction was completed on a second store location at 51st Street & 3rd Avenue in November 2019.

We recorded a benefit for income taxes in the amount of $319,000 during the nine months ended September 30, 2019 compared to a $1.5 million provision for income taxes during the nine months ended September 30, 2018.

Return on average assets and average equity from continuing operations were (0.05%) and (0.55%), respectively, during the nine months ended September 30, 2019 compared to 0.35% and 3.73%, respectively, for the nine months ended September 30, 2018.

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

Average Balances and Net Interest Income

	For the three months ended September 30, 2019			For the three months ended September 30, 2018
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$146,446	$777	2.10%	$29,163	$153	2.08%
Investment securities and restricted stock (2)	1,055,154	6,743	2.56%	1,018,910	6,676	2.62%
Loans receivable (2)	1,540,834	18,816	4.84%	1,390,894	16,873	4.81%
Total interest-earning assets	2,742,434	26,336	3.81%	2,438,967	23,702	3.86%
Other assets	247,682			135,139
Total assets	$2,990,116			$2,574,106

Interest-earning liabilities:
Demand – non-interest bearing	$563,691			$513,292
Demand – interest bearing	1,168,404	3,752	1.27%	861,607	1,948	0.90%
Money market & savings	702,547	1,814	1.02%	699,081	1,308	0.74%
Time deposits	208,624	1,123	2.14%	126,378	386	1.21%
Total deposits	2,643,266	6,689	1.00%	2,200,358	3,642	0.66%
Total interest-bearing deposits	2,079,575	6,689	1.28%	1,687,066	3,642	0.86%
Other borrowings	14,037	137	3.87%	127,150	770	2.40%
Total interest-bearing liabilities	2,093,612	6,826	1.29%	1,814,216	4,412	0.96%
Total deposits and other borrowings	2,657,303	6,826	1.02%	2,327,508	4,412	0.75%
Non-interest bearing other liabilities	81,872			10,363
Shareholders’ equity	250,941			236,235
Total liabilities and shareholders’ equity	$2,990,116			$2,574,106
Net interest income (2)		$19,510			$19,290
Net interest spread			2.52%			2.90%
Net interest margin (2)			2.82%			3.14%

(1)Yields on investments are calculated based on amortized cost.

(2)Net interest income and net interest margin are presented on a tax equivalent basis, a Non-GAAP measure. Net interest income has been increased over the financial statement amount by $128 and $144 for the three months ended September 30, 2019 and 2018, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Average Balances and Net Interest Income

	For the nine months ended September 30, 2019			For the nine months ended September 30, 2018
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$96,245	$1,631	2.27%	$27,625	$388	1.88%
Investment securities and restricted stock (2)	1,069,304	21,347	2.66%	1,027,614	20,001	2.60%
Loans receivable (2)	1,506,482	55,408	4.92%	1,310,750	46,795	4.77%
Total interest-earning assets	2,672,031	78,386	3.92%	2,365,989	67,184	3.80%
Other assets	218,947			130,344
Total assets	$2,890,978			$2,496,333

Interest-earning liabilities:
Demand – non-interest bearing	$533,922			$475,659
Demand – interest bearing	1,142,515	11,896	1.39%	866,397	4,754	0.73%
Money market & savings	691,876	4,894	0.95%	695,386	3,454	0.66%
Time deposits	179,936	2,608	1.94%	127,281	1,121	1.18%
Total deposits	2,548,249	19,398	1.02%	2,164,723	9,329	0.58%
Total interest-bearing deposits	2,014,327	19,398	1.29%	1,689,064	9,329	0.74%
Other borrowings	26,836	681	3.39%	90,160	1,528	2.27%
Total interest-bearing liabilities	2,041,163	20,079	1.32%	1,779,224	10,857	0.82%
Total deposits and other borrowings	2,575,085	20,079	1.04%	2,254,883	10,857	0.64%
Non-interest bearing other liabilities	67,182			9,534
Shareholders’ equity	248,711			231,916
Total liabilities and shareholders’ equity	$2,890,978			$2,496,333
Net interest income (2)		$58,307			$56,327
Net interest spread			2.60%			2.98%
Net interest margin (2)			2.92%			3.18%

(1)Yields on investments are calculated based on amortized cost.

(2)Net interest income and net interest margin are presented on a tax equivalent basis, a Non-GAAP measure. Net interest income has been increased over the financial statement amount by $414 and $403 for the nine months ended September 30, 2019 and 2018, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

	For the three months ended September 30, 2019 vs. 2018			For the nine months ended September 30, 2019 vs. 2018
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$633	$(9)	$624	$1,163	$80	$1,243
Securities	229	(162)	67	832	514	1,346
Loans	1,696	247	1,943	6,873	1,740	8,613
Total interest-earning assets	2,558	76	2,634	8,868	2,334	11,202

Interest expense:
Deposits
Interest-bearing demand deposits	996	808	1,804	2,875	4,267	7,142
Money market and savings	(9)	515	506	(60)	1,500	1,440
Time deposits	425	312	737	763	724	1,487
Total deposit interest expense	1,412	1,635	3,047	3,578	6,491	10,069
Other borrowings	(765)	132	(633)	(1,317)	470	(847)
Total interest expense	647	1,767	2,414	2,261	6,961	9,222
Net interest income	$1,911	$(1,691)	$220	$6,607	$(4,627)	$1,980

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the three months ended September 30, 2019 increased $220,000, or 1%, over the same period in 2018. Interest income on interest-earning assets totaled $26.3 million and $23.7 million for the three months ended September 30, 2019 and 2018, respectively. The increase in interest income earned was primarily the result of an increase in the average balances of loans receivable and federal funds sold and other interest-bearing deposits. Total interest expense for the three months ended September 30, 2019 increased by $2.4 million, or 55%, to $6.8 million from $4.4 million for the same period in 2018. Interest expense on deposits increased by $3.0 million, or 84%, for the three months ended September 30, 2019 versus the same period in 2018 due to increases in average deposit balances and higher rates. Interest expense on other borrowings decreased by $633,000 for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due to a decrease in overnight borrowings. The flattening of the yield curve has resulted in a rapid increase in the cost of interest bearing liabilities and a decline in the yield on interest earning assets. The Federal Reserve increased the Fed Funds borrowing rate by 25 basis points on three separate occasions during 2018 which has impacted rates on the short end of the yield curve which typically impacts deposit rates. During the third quarter of 2019, the Fed Funds rate was reduced by 25 basis points on two occasions which has resulted in a decline in the cost of interest bearing liabilities on a linked quarter basis.

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the nine months ended September 30, 2019 increased $2.0 million, or 4%, over the same period in 2018. Interest income on interest-earning assets totaled $78.4 million and $67.2 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in interest income earned was primarily the result of an increase in the average balances of loans receivable and the average yield earned on loan balances. Total interest expense for the nine months ended September 30, 2019 increased by $9.2 million, or 85%, to $20.1 million from $10.9 million for the same period in 2018. Interest expense on deposits increased by $10.1 million, or 108%, for the nine months ended September 30, 2019 versus the same period in 2018 due to both increases in average deposit balances and the average rate paid on deposit balances. Interest expense on other borrowings decreased by $847,000 for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due to a decrease in average overnight borrowings. The flattening of the yield curve has resulted in a more rapid increase in the cost of interest bearing liabilities when compared to the yield on interest earning assets. The Federal Reserve increased the Fed Funds borrowing rate by 25 basis points on three separate occasions during 2018 which has impacted rates on the short end of the yield curve which typically impacts deposit rates. During the third quarter of 2019, the Fed Funds rate was reduced by 25 basis points on two occasions which has resulted in a decline in the cost of interest bearing liabilities on a linked quarter basis.

     Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 2.52% during the three months ended September 30, 2019 compared to 2.90% during the three months ended September 30, 2018 and was 2.60% during the nine months ended September 30, 2019 compared to 2.98% during nine months ended September 30, 2018. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. For the three months ended September 30, 2019 and September 30, 2018, the fully tax-equivalent net interest margin was 2.82% and 3.14%, respectively. The net interest margin for the three months ended September 30, 2019 decreased primarily due to a rate increase of 27 basis points in total deposits and other borrowings compared to a decrease of 5 basis points in the yield on total interest earning assets. For the nine months ended September 30, 2019 and September 30, 2018, the fully tax-equivalent net interest margin was 2.92% and 3.18%, respectively. The net interest margin for the nine months ended September 30, 2019 decreased primarily due to a rate increase of 40 basis points in total deposits and other borrowings offset by an increase of 12 basis points in the yield on total interest earning assets.

Provision for Loan Losses

We recorded a $450,000 provision for loan losses for the three months ended September 30, 2019 as compared to $500,000 provision for the three months ended September 30, 2018. We recorded a $750,000 provision for loan losses for the nine months ended September 30, 2019 as compared to $1.7 million for the nine months ended September 30, 2018. During the three and nine months ended September 30, 2019, there was a decrease in the allowance required for loans individually evaluated for impairment.

Non-Interest Income

Total non-interest income for the three months ended September 30, 2019 increased $1.4 million, or 28%, compared to the three months ended September 30, 2018. Service fees on deposit accounts totaled $2.0 million for the three months ended September 30, 2019 which represents an increase of $604,000 over the same period in 2018. This increase was due to the growth in the number of customer accounts and transaction volume. Gains of $520,000 were recognized on the sale of investment securities during the three months ended September 30, 2019 compared to no gains on the sale of investment securities during the three months ended September 30, 2018. Mortgage banking income totaled $2.8 million during the three months ended September 30, 2019 which represents an increase of $217,000 from the same period in 2018. Gains on the sale of SBA loans totaled $944,000 for the three months ended September 30, 2019, an increase of $128,000, compared to $816,000 for the same period in 2018. Loan advisory and servicing fees totaled $257,000 for the three months ended September 30, 2019 which represents a decrease of $63,000 from the same period in 2018.

Total non-interest income for the nine months ended September 30, 2019 increased $3.1 million, or 20%, compared to the nine months ended September 30, 2018. Service fees on deposit accounts totaled $5.5 million for the nine months ended September 30, 2019 which represents an increase of $1.6 million over the same period in 2018. This increase was due to the growth in the number of customer accounts and transaction volume. Gains of $1.1 million were recognized on the sale of investment securities during the nine months ended September 30, 2019 compared to a $1,000 loss on the sale of investment securities during the nine months ended September 30, 2018. Loan and servicing fees totaled $1.2 million for the nine months ended September 30, 2019 which represents an increase of $317,000 from the same period in 2018. Mortgage banking income totaled $8.0 million for the nine months ended September 30, 2019, an increase of $100,000, compared to $7.9 million during the nine months ended September 30, 2018.

Non-Interest Expenses

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Non-interest expenses increased $7.0 million, or 34%, for the three months ended September 30, 2019 compared to the same period in 2018. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits increased by $3.1 million, or 28%, for the three months ended September 30, 2019 compared to the same period in 2018 which was primarily driven by annual merit increases along with increased staffing levels related to our growth strategy of adding and relocating stores, which we refer to as “The Power of Red is Back”. There were twenty-eight stores open as of September 30, 2019 compared to twenty-three stores at September 30, 2018. Our first store in New York City opened in July 2019.

Occupancy expense, including depreciation and amortization expenses, increased by $1.5 million, or 45%, for the three months ended September 30, 2019 compared to the same period last year, also as a result of our continuing growth and expansion strategy.

Other real estate expenses totaled $799,000 during the three months ended September 30, 2019, an increase of $421,000, or 111%, compared to the same period in 2018. This increase was a result of higher costs to carry foreclosed properties and higher writedowns on foreclosed assets in the current period.

All other non-interest expenses increased by $2.0 million, or 33%, for the three months ended September 30, 2019 compared to the same period last year. Increases in data processing, advertising, legal, professional fees, insurance, other taxes, automated teller machine expenses, and other expenses resulting from our expansion strategy also contributed to the growth in other operating expenses.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Non-interest expenses increased $15.3 million, or 25%, for the nine months ended September 30, 2019 compared to the same period in 2018. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits increased by $7.6 million, or 23%, for the nine months ended September 30, 2019 compared to the same period in 2018 which was primarily driven by annual merit increases along with increased staffing levels related to our growth strategy of adding and relocating stores, which we refer to as “The Power of Red is Back”. There were twenty-eight stores open as of September 30, 2019 compared to twenty-three stores at September 30, 2018. Our first store in New York City opened in July 2019.

Occupancy expense, including depreciation and amortization expenses, increased by $2.9 million, or 29%, for the nine months ended September 30, 2019 compared to the same period last year, also as a result of our continuing growth and expansion strategy.

Other real estate expenses totaled $1.7 million during the nine months ended September 30, 2019, an increase of $772,000, or 88%, compared to the same period in 2018. This increase was a result of higher costs to carry foreclosed properties and higher writedowns on foreclosed assets in the current period.

All other non-interest expenses increased by $4.0 million, or 22%, for the nine months ended September 30, 2019 compared to the same period last year. Increases in data processing, advertising, professional fees, automated teller machine expenses, legal, insurance, other taxes, appraisal and other loan expenses, and other expenses resulting from our expansion strategy also contributed to the growth in other operating expenses.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net non-interest expenses to average assets, a non-GAAP measure. For the purposes of this calculation, net non-interest expenses equal non-interest expenses less non-interest income. For the three months ended September 30, 2019, this ratio was 2.82% compared to 2.42% for the three months ended September 30, 2018. For the nine months ended September 30, 2019, the ratio was 2.70% compared to 2.48% for the nine months ended September 30, 2018, respectively. The increase in this ratio was mainly due to our growth and expansion strategy which drives the addition of new stores.

       Another productivity measure utilized by management is the operating efficiency ratio, a non-GAAP measure. This ratio expresses the relationship of non-interest expenses to net interest income plus non-interest income. For the three months ended September 30, 2019, the operating efficiency ratio was 107.3% compared to 85.8% for the three months ended September 30, 2018. The efficiency ratio was 100.8% for the nine months ended September 30, 2019 compared to 86.4% for the nine months ended September 30, 2018. The increase in this ratio for three and nine months ended September 30, 2019 was due to non-interest expenses increasing at a faster rate than net interest income and non-interest income.

Provision (Benefit) for Income Taxes

We recorded a benefit for income taxes in the amount of $516,000 for the three months ended September 30, 2019, compared to a $622,000 provision for the three months ended September 30, 2018. For the nine months ended September 30, 2019, we recorded a benefit for income taxes of $319,000 compared to a $1.5 million provision for the nine months ended September 30, 2018. The effective tax rates for the three months ended September 30, 2019 and 2018 were (22%) and 21%, respectively. For the nine months ended September 30, 2019 and 2018, the effective tax rates were (24%) and 19%, respectively.

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

       In conducting the deferred tax asset analysis, we believe it is important to consider the unique characteristics of an industry or business. In particular, characteristics such as business model, level of capital and reserves held by a financial institution and the ability to absorb potential losses are important distinctions to be considered for bank holding companies like us. In addition, it is also important to consider that net operating loss carryforwards (“NOLs”) calculated for federal income tax purposes can generally be carried back two years and carried forward for a period of twenty years, for NOLs created prior to January 1, 2018. Federal NOLs generated after December 31, 2017 can be carried forward indefinitely. In order to realize our deferred tax assets, we must generate sufficient taxable income in such future years.

       In assessing the need for a valuation allowance, we carefully weighed both positive and negative evidence currently available. Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. Based on the guidance provided in ASC 740, we believed that the positive evidence considered at September 30, 2019 and December 31, 2018 outweighed the negative evidence and that it was more likely than not that all of our deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance is not required.

The net deferred tax asset balance was $11.7 million as of September 30, 2019 and $12.3 million as of December 31, 2018. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

Net Income and Net Income per Common Share

       The net loss for the three months ended September 30, 2019 was $1.8 million, a decrease of $4.1 million, compared to net income of $2.3 million recorded for the three months ended September 30, 2018. The decrease in net income for the three months ended September 30, 2019 was due to non-interest expense driven by our expansion strategy and limited growth in net interest income caused by the flattening of the yield curve.

The net loss for the nine months ended September 30, 2019 was $1.0 million, a decrease of $7.5 million, compared to net income of $6.5 million recorded for the nine months ended September 30, 2018. The decrease in net income for the nine months ended September 30, 2019 was due to non-interest expense driven by our expansion strategy and limited growth in net interest income caused by the flattening of the yield curve.

      The changes in interest income and interest expense were primarily caused by a decline in the net interest margin for the three and nine months ended September 30, 2019. We have experienced a flat and at times an inverted yield curve which has caused the interest rates paid on deposit balances to increase more rapidly than rates on interest earning assets. In addition, non-interest expenses have grown as a result of the costs incurred to initiate our expansion into New York City.

For the three month period ended September 30, 2019, basic and fully-diluted net loss per common share was ($0.03) and for the three month period ended September 30, 2018, basic and fully-diluted net income per common share was $0.04. For the nine month period ended September 30, 2019, basic and fully-diluted net loss per common share was ($0.02) and for the nine month period ended September 30, 2018, basic and fully-diluted net income per common share was $0.11.

Return on Average Assets and Average Equity

       Return on average assets (ROA) measures our net income in relation to our total average assets. The ROA for the three months ended September 30, 2019 was (0.24%), compared to 0.36% for the three months ended September 30, 2018. The ROA for the nine months ended September 30, 2019 and 2018 was (0.05%) and 0.35%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our shareholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was (2.88%) for the three months September 30, 2019, compared to 3.90% for the three months ended September 30, 2018. The ROE for the nine months ended September 30, 2019 and 2018 was (0.55%) and 3.73%, respectively.

Commitments, Contingencies and Concentrations

Financial instruments with contract amounts representing potential credit risk were commitments to extend credit of approximately $316.8 million and $286.4 million, and standby letters of credit of approximately $14.6 million and $13.9 million, at September 30, 2019 and December 31, 2018, respectively. These financial instruments constitute off-balance sheet arrangements. Commitments often expire without being drawn upon. Substantially all of the $316.8 million of commitments to extend credit at September 30, 2019 were committed as variable rate credit facilities.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of liability as of September 30, 2019 and December 31, 2018 for guarantees under standby letters of credit issued is not material.

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

Management believes that the Company and Republic met, as of September 30, 2019 and December 31, 2018, all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed Republic’s category.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

The following table presents the capital regulatory ratios for both Republic and the Company as of September 30, 2019, and December 31, 2018 (dollars in thousands):

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2019:

Total risk-based capital
Republic	$253,326	12.98%	$156,113	8.00%	$204,898	10.50%	$195,141	10.00%
Company	264,626	13.53%	156,472	8.00%	205,369	10.50%	-	-%
Tier 1 risk-based capital
Republic	244,859	12.55%	117,085	6.00%	165,870	8.50%	156,113	8.00%
Company	256,159	13.10%	117,354	6.00%	166,251	8.50%	-	-%
CET 1 risk-based capital
Republic	244,859	12.55%	87,813	4.50%	136,599	7.00%	126,842	6.50%
Company	245,159	12.53%	88,015	4.50%	136,913	7.00%	-	-%
Tier 1 leveraged capital
Republic	246,850	8.23%	118,946	4.00%	118,946	4.00%	148,683	5.00%
Company	250,843	8.60%	119,134	4.00%	119,134	4.00%	-	-%

At December 31, 2018:

Total risk-based capital
Republic	$231,610	13.26%	$139,722	8.00%	$172,489	9.875%	$174,652	10.00%
Company	262,964	15.03%	140,009	8.00%	172,824	9.875%	-	-%
Tier 1 risk-based capital
Republic	222,995	12.77%	104,791	6.00%	137,539	7.875%	139,722	8.00%
Company	254,349	14.53%	105,007	6.00%	137,821	7.875%	-	-%
CET 1 risk-based capital
Republic	222,995	12.77%	78,594	4.50%	111,341	6.375%	113,524	6.50%
Company	243,349	13.90%	78,755	4.50%	111,570	6.375%	-	-%
Tier 1 leveraged capital
Republic	222,995	8.21%	108,685	4.00%	108,685	4.00%	135,857	5.00%
Company	254,349	9.35%	108,800	4.00%	108,800	4.00%	-	-%

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $201.5 million at September 30, 2019, compared to $72.5 million at December 31, 2018. Loan maturities and repayments are another source of asset liquidity. At September 30, 2019, Republic estimated that more than $105.0 million of loans would mature or repay in the six-month period ending March 31, 2020. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At September 30, 2019, we had outstanding commitments (including unused lines of credit and letters of credit) of $316.8 million. Certificates of deposit scheduled to mature in one year totaled $152.0 million at September 30, 2019. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh. Our maximum borrowing capacity with the FHLB was $815.1 million at September 30, 2019. At September 30, 2019 and December 31, 2018, we had no outstanding term borrowings with the FHLB. At September 30, 2019, we had no overnight borrowings with the FHLB and at December 31, 2018, we had outstanding overnight borrowings of $91.4 million with the FHLB. As of September 30, 2019 and December 31, 2018, FHLB had issued letters of credit, on Republic’s behalf, totaling $100.0 million against our available credit line. We also established a contingency line of credit of $10.0 million with ACBB and a Fed Funds line of credit with Zions Bank in the amount of $15.0 million to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit or the Zions Fed Funds line at both September 30, 2019 and December 31, 2018.

Investment Securities Portfolio

At September 30, 2019, we identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of our asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of our asset/liability management. Our investment securities classified as available for sale consist primarily of U.S. Government agency securities, CMOs, MBSs, municipal securities, and corporate bonds. Available for sale securities totaled $380.0 million and $321.0 million as of September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, securities classified as available for sale had a net unrealized loss of $1.3 million and a net unrealized loss of $5.7 million at December 31, 2018.

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $34.4 million at September 30, 2019. Individual customers may have several loans often secured by different collateral.

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

The following table shows information concerning loan delinquency and non-performing assets as of the dates indicated (dollars in thousands):

	September 30, 2019	December 31, 2018
Loans accruing, but past due 90 days or more	$129	$-
Non-accrual loans	11,923	10,341
Total non-performing loans	12,052	10,341
Other real estate owned	6,653	6,223
Total non-performing assets	$18,705	$16,564

Non-performing loans as a percentage of total loans, net of unearned income	0.77%	0.72%
Non-performing assets as a percentage of total assets	0.61%	0.60%

Non-performing asset balances increased by $2.1 million to $18.7 million as of September 30, 2019 from $16.6 million at December 31, 2018. Loans accruing, but past due 90 days or more, totaled $129,000 at September 30, 2019. There were no loans accruing, but past due 90 days or more at December 31, 2018. At September 30, 2019 and December 31, 2018, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

The following table presents our 30 to 89 days past due loans at September 30, 2019 and December 31, 2018.

(dollars in thousands)	September 30,	December 31,
	2019	2018
30 to 59 days past due	$176	$1,135
60 to 89 days past due	37	1,574
Total loans 30 to 89 days past due	$213	$2,709

Other Real Estate Owned

The balance of other real estate owned was $6.7 million at September 30, 2019 and $6.2 million at December 31, 2018. The following table presents a reconciliation of other real estate owned for the nine months ended September 30, 2019 and the year ended December 31, 2018:

(dollars in thousands)	September 30, 2019	December 31, 2018
Beginning Balance, January 1st	$6,223	$6,966
Additions	1,071	315
Valuation adjustments	(240)	(563)
Dispositions	(401)	(495)
Ending Balance	$6,653	$6,223

At September 30, 2019, we had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

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

An analysis of the allowance for loan losses for the nine months ended September 30, 2019 and 2018, and the twelve months ended December 31, 2018 is as follows:

(dollars in thousands)	For the nine months ended September 30, 2019	For the twelve months ended December 31, 2018	For the nine months ended September 30, 2018

Balance at beginning of period	$8,615	$8,599	$8,599
Charge-offs:
Commercial real estate	-	1,603	1,535
Construction and land development	-	-	-
Commercial and industrial	1,002	151	151
Owner occupied real estate	-	465	465
Consumer and other	117	219	213
Residential mortgage	-	-	-
Total charge-offs	1,119	2,438	2,364
Recoveries:
Commercial real estate	-	50	50
Construction and land development	-	-	-
Commercial and industrial	213	81	77
Owner occupied real estate	1	20	20
Consumer and other	7	3	2
Residential mortgage	-	-	-
Total recoveries	221	154	149
Net charge-offs/(recoveries)	898	2,284	2,215
Provision for loan losses	750	2,300	1,700
Balance at end of period	$8,467	$8,615	$8,084

Average loans outstanding(1)	$1,506,482	$1,340,117	$1,310,750
As a percent of average loans:(1)
Net charge-offs (annualized)	0.08%	0.17%	0.23%
Provision for loan losses (annualized)	0.07%	0.17%	0.17%
Allowance for loan losses	0.56%	0.64%	0.62%
Allowance for loan losses to:
Total loans, net of unearned income	0.54%	0.60%	0.59%
Total non-performing loans	70.25%	83.31%	59.97%

(1)Includes non-accruing loans.

We recorded a provision for loan losses of $450,000 for the three month period ended September 30, 2019 and $750,000 for the nine months ended September 30, 2019. We recorded a provision for loan losses of $500,000 for the three month period ended September 30, 2018 and $1.7 million for the nine months ended September 30, 2018. During the first nine months of 2019, there was a decrease in the allowance required for loans individually evaluated for impairment partially offset by an increase in the allowance required for loans collectively evaluated for impairment.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 70.3% at September 30, 2019, compared to 83.3% at December 31, 2018 and 60.0% at September 30, 2018. Total non-performing loans were $12.1 million, $10.3 million, and $13.5 million at September 30, 2019, December 31, 2018 and September 30, 2018, respectively.

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

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category. The amount of non-performing loans for which partial charge-offs have been recorded amounted to $3.9 million at September 30, 2019 and $4.4 million at December 31, 2018.

The following table provides additional analysis of partially charged-off loans.

(dollars in thousands)	September 30, 2019	December 31, 2018
Total nonperforming loans	$12,052	$10,341
Nonperforming and impaired loans with partial charge-offs	3,927	4,387

Ratio of nonperforming loans with partial charge-offs to total loans	0.25%	0.31%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	32.58%	42.42%
Coverage ratio net of nonperforming loans with partial charge-offs	215.61%	196.38%

Our charge-off policy is reviewed on an annual basis and updated as necessary. During the nine month period ended September 30, 2019, there were no changes made to this policy.

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2019 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2019.

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation. Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and Form 10-Q for the quarter ended June 30, 2019. The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K and Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: November 12, 2019	By:	/s/ Harry D. Madonna
Harry D. Madonna
President and Chief Executive Officer (principal executive officer)

Date: November 12, 2019	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)