Form 10-K
period 2019-12-31
REPUBLIC FIRST BANCORP INC
filed 2020-03-16
CIK 834285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019.

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

Large accelerated filer ☐	Accelerated filer ☒
Non-Accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $257,259,804 based on the last sale price on Nasdaq Global Market on June 30, 2019.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	58,850,778
Title of Class	Number of Shares Outstanding as of March 13, 2020

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

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

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, and in addition to the “Risk Factors” discussed elsewhere in this Form 10-K, risks and uncertainties can arise with changes in or related to:

●	general economic conditions, including turmoil in the financial markets and related efforts of government agencies to stabilize the financial system;

●	the adequacy of our allowance for loan losses and our methodology for determining such allowance;

●	adverse changes in our loan portfolio and credit risk-related losses and expenses;

●	concentrations within our loan portfolio, including our exposure to commercial real estate loans, and to our primary service area;

●	changes in interest rates;

●

business conditions in the financial services industry, including competitive pressure among financial services companies, new service and product offerings by competitors, price pressures and similar items;

●	deposit flows;

●	loan demand;

●	the regulatory environment, including evolving banking industry standards and changes in legislation or regulation;

●	our securities portfolio and the valuation of our securities;

●	accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements;

●	rapidly changing technology;

●	health emergencies, including the spread of infectious diseases or pandemics;

●	litigation liabilities, including costs, expenses, settlements and judgments; and

●	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

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

General

Republic First Bancorp, Inc. was organized and incorporated under the laws of the Commonwealth of Pennsylvania in 1987 and is the holding company for Republic First Bank, which does business under the name Republic Bank, and we may refer to as Republic or the Bank throughout this document.  Republic offers a variety of credit and depository banking services. Such services are offered to individuals and businesses primarily in the Greater Philadelphia, Southern New Jersey, and the New York City area through offices and branches in Philadelphia, Bucks, Delaware, and Montgomery Counties in Pennsylvania, Atlantic, Burlington, Camden, and Gloucester Counties in New Jersey, and New York County in New York.

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

During 2016, we expanded our product offerings through the addition of a residential mortgage lending team. We acquired Oak Mortgage Company in July 2016 which has been fully integrated and became a division of the Bank. Oak Mortgage is headquartered in Marlton, NJ and is licensed to do business in Pennsylvania, Delaware, New Jersey, and Florida providing our customers with opportunities in the residential lending market. The Oak Mortgage team has been a tremendous fit for Republic’s commitment to extraordinary customer service and has proven to be a perfect complement to the Bank’s network of store locations.

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

The aggressive expansion plan has produced strong results from a balance sheet perspective and continues to build momentum. Over the last six years, we have opened eighteen new stores using our signature glass building. During 2019, we expanded our store network in the Southern New Jersey area by opening a new location in Lumberton and expanded in the Greater Philadelphia area with a new store in Feasterville, PA. During 2019, we also expanded into the New York market with the grand opening of two stores located at 14th Street & 5th Avenue and 51st Street & 3rd Avenue in Manhattan.

As of December 31, 2019, we had total assets of approximately $3.3 billion, total shareholders’ equity of approximately $249.2 million, total deposits of approximately $3.0 billion, net loans receivable of approximately $1.7 billion, and a net loss of $3.5 million for the year ended December 31, 2019. We have one reportable segment: community banking. The community bank segment primarily encompasses the commercial loan and deposit activities of Republic, as well as residential mortgage and other consumer loan products in the area surrounding its stores. We provide banking services through the Bank, and do not presently engage in any activities other than traditional banking activities.

Republic Bank

Republic First Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania, and is subject to examination and comprehensive regulation by the Federal Deposit Insurance Corporation (FDIC) and the Pennsylvania Department of Banking and Securities. Republic First Bank is a subsidiary of Republic First Bancorp, Inc. Republic First Bank does business under the name of Republic Bank. The deposits held by the Bank are insured, up to applicable limits, by the Deposit Insurance Fund of the FDIC.

Service Area / Market Overview

Our primary service area currently consists of Greater Philadelphia, Southern New Jersey, and New York City. We presently conduct our principal banking activities through twenty-nine branch locations which are commonly referred to as “stores” throughout this document to reflect our retail oriented approach to customer service and convenience. Twelve of these stores are located in Philadelphia and the surrounding suburbs of Plymouth Meeting, Wynnewood, Abington, Media, Fairless Hills, and Feasterville in Pennsylvania. There are fifteen stores located in the Southern New Jersey market in Haddonfield, Voorhees, Glassboro, Marlton, Berlin, Washington Township, Moorestown, Sicklerville, Medford, Cherry Hill, Gloucester Township, Evesboro, Somers Point, and Lumberton. There are two stores located in New York City at 14th Street & 5th Avenue and 51st Street & 3rd Avenue. Our commercial lending activities extend beyond our primary service area, to include other counties in Pennsylvania, New Jersey, and New York as well as parts of Delaware, Maryland, and other out-of-market opportunities. Our residential lending activities also extend outside of our primary service area, to include other counties in Pennsylvania, New Jersey, and New York, as well as Delaware and Florida through our Oak Mortgage lending team.

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

Our legal lending limit to one borrower was approximately $38.2 million at December 31, 2019.  Loans above this amount may be made if the excess over the lending limit is participated to other institutions.  We are subject to potential intensified competition from new branches of established banks in the area as well as new banks that could open in our market area.  There are banks and other financial institutions, which serve surrounding areas, and additional out-of-state financial institutions, which currently, or in the future, may compete in our market. We compete to attract deposits and loan applications both from customers of existing institutions and from customers new to our market and we anticipate a continued increase in competition in our service area.

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

We also maintain a Small Business Lending team that specializes in the origination of loans guaranteed by the U.S. Small Business Administration (“SBA”) to provide much needed credit to small businesses throughout our service area. This team has consistently been one of the top lenders under the SBA program in our region. For the last several years they have been ranked as one of the top SBA lenders in the tri-state market of Pennsylvania, New Jersey and Delaware based on the dollar volume of loan originations.

We are members of the STAR™ and PLUS™ automated teller (ATM) networks, and Allpoint - America's Largest Surcharge Free ATM Network which enable us to provide our customers with free access to more than 55,000 ATMs worldwide. We currently have thirty-one proprietary ATMs located in our store network.

Our lending activities generally are focused on small and medium sized businesses within the communities that we serve. Commercial real estate loans represent the largest category within our loan portfolio, amounting to approximately 35% of total loans outstanding at December 31, 2019. Repayment of these loans is, in part, dependent on general economic conditions affecting our customers and various businesses within the community. As a commercial lender, we are subject to credit risk. Economic and financial conditions could have an adverse effect on the ability of our borrowers to repay their loans. To manage the challenges that the economic environment may present we have adopted a conservative loan classification system, continually review and enhance our allowance for loan loss methodology, and perform a comprehensive review of our loan portfolio on a regular basis.

With the addition of Oak Mortgage Company in 2016, we are now able to offer residential mortgage loan products to customers in Pennsylvania, New Jersey, New York, Delaware, and Florida. A majority of the residential loans originated are currently sold on the secondary market shortly after closing. Oak Mortgage follows the established underwriting policies and guidelines of third party vendors with whom loans are being sold to maintain compliance, but credit risk still exists in the portfolio. Repayment of residential loans held in the portfolio is, in part, dependent on general economic conditions affecting our customers.

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

Store Expansion Plans and Growth Strategy

During 2019, we opened new stores in Lumberton, New Jersey and Feasterville, Pennsylvania utilizing our distinctive glass prototype building. We also opened two stores in Manhattan at 14th Street & 5th Avenue and 51st Street & 3rd Avenue. The Bank anticipates the continuation of its expansion strategy in the Metro Philadelphia market and New York City in 2020. However, as previously announced, the pace of new store openings will be slowed as we deal with the challenging nature of the current interest rate environment which has resulted in compression of the net interest margin and a decline in earnings. Relocation of other existing store locations may also occur in the future as we continue to enhance our brand and focus on constantly improving the customer experience. The opening or relocation of any store is subject to regulatory approval.

The addition of Oak Mortgage in July 2016 provides us with new growth opportunities in the residential lending market. Oak Mortgage is licensed to do business in Pennsylvania, New Jersey, New York, Delaware, and Florida and gives us the ability to serve both new and existing customers throughout our store network. We envision the expansion of the Oak Mortgage lending team along with the growth of our store network.

Securities Portfolio

We maintain an investment securities portfolio.  We purchase investment securities that are in compliance with our investment policies, which are approved annually by our Board of Directors.  The investment policies address such issues as permissible investment categories, credit quality, maturities and concentrations.  At December 31, 2019 and 2018, approximately 94% and 92%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. government debt securities or U.S. government agency issued mortgage-backed securities. Credit risk associated with these U.S. government debt securities and the U.S. government agency securities is minimal, with risk-based capital weighting factors of 0% and 20%, respectively. The remainder of the securities portfolio consists of municipal securities, corporate bonds, asset-backed securities, and Federal Home Loan Bank (FHLB) capital stock.

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

•     Holding Company Capital Levels. The Dodd-Frank Act requires bank regulators to establish minimum capital levels for holding companies that are at least as stringent as those applicable to depository institutions. All trust preferred securities, or TRUPs, issued prior to May 19, 2010 by bank holding companies with less than $15 billion in assets are permanently grandfathered in Tier 1 capital, subject to limitation of 25% of Tier 1 capital.

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

The result was to permit banking companies to offer a wider range of financial products and services to combine with other types of financial companies, such as securities and insurance companies. The impact of the GLB Act has, however, now been substantially limited by the Dodd-Frank Act and regulations issued by the Federal Reserve thereunder, specifically the so-called “Volcker Rule,” which will limit the ability of certain banks and their affiliates to invest in, or to engage in, non-banking activities for their own account.

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

Regulatory Restrictions on Dividends

Dividend payments by Republic to the holding company are subject to the Pennsylvania Banking Code of 1965 (“Banking Code”) and the Federal Deposit Insurance Act (“FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under the Banking Code, Republic would be limited to $48.2 million of dividends payable plus an additional amount equal to its net profit for 2020, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios as discussed in “Capital Adequacy”.

Federal regulatory authorities have adopted standards for the maintenance of adequate levels of regulatory capital by banks. Adherence to such standards further limits the ability of Republic to pay dividends to us.

Dividend Policy

We have not paid any cash dividends on our common stock, and have no plans to pay any cash dividends in 2020 or in the foreseeable future. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Form 10-K for more information.

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

The Dodd-Frank Act also requires the FDIC to take such steps as are necessary to increase the reserve ratio of the DIF from 1.15% to 1.35% of insured deposits by 2020.  The reserve ratio is the DIF balance divided by estimated insured deposits.  The reserve ratio reached 1.36% on September 30, 2018.  Because the reserve ratio has reached 1.35%, two deposit insurance assessment changes occurred under FDIC regulations:  (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large institutions) will cease; and (2) banks with assets of less than $10 billion, such as us, began to receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, as the reserve ratio exceeded 1.38% as of the June 30, 2019 assessment date, with credits received in September and December 2019.

In addition to paying basic deposit insurance assessments, the FDIC collected Financing Corporation (“FICO”) assessments to pay interest on FICO bonds.  FICO bonds were issued in the late 1980’s to recapitalize the (former) Federal Savings & Loan Insurance Corporation.  The last of the remaining FICO bonds matured in September 2019.  The last FICO assessment was collected on March 29, 2019.

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

Republic is considered “well capitalized” under the FDIC's prompt corrective action rules. The risk-based capital standards are required to take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities.

Economic Growth, Regulatory Relief, and Consumer Protection Act

The Economic Growth, Regulatory Relief, and Consumer Protection Act, enacted in May 2018 (the “Regulatory Relief Act”), amended certain provisions of the Dodd-Frank Act, as well as certain other statutes administered by the federal banking agencies. Some of the key provisions of the Regulatory Relief Act as it relates to community banks and bank holding companies include: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to high volatility commercial real estate loans, which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii) changing the eligibility for use of the small bank holding company policy statement from institutions with under $1 billion in assets to institutions with under $3 billion in assets.

In September 2019, the federal banking agencies approved the final rule to implement the provisions of Section 201 of the Regulatory Relief Act relating to the community bank leverage ratio (“CBLR”). Under the new rule, which became effective January 1, 2020, a qualifying community banking organization is defined as a depository institution or depository institution holding company with less than $10 billion in assets. A qualifying community banking organization has the option to elect the CBLR framework if its CBLR is greater than 9%, it has off-balance sheet exposures of 25% or less of consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. The leverage ratio for purposes of the CBLR is calculated as Tier I capital divided by average total assets, consistent with the manner banking organizations calculate the leverage ratio under generally applicable capital rules. Qualifying community banking organizations that exceed the CBLR level established by the agencies, and that elect to be covered by the CBLR framework, will be considered to have met: (i) the generally applicable leverage and risk-based capital requirements under the banking agencies’ capital rules; (ii) the capital ratio requirements necessary to be considered “well capitalized” under the banking agencies’ prompt corrective action framework in the case of insured depository institutions; and (iii) any other applicable capital or leverage requirements. For institutions that fall below the 9% capital requirement but remain above 8%, are allowed a two-quarter grace period to either meet the qualifying criteria again or to comply with the generally applicable capital rules. We have not at this time opted to use the CBLR framework. We do not believe that the changes resulting from the Regulatory Relief Act, including whether we elect to use the CBLR framework, will materially impact our business, operations, or financial results.

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

Employees

As of December 31, 2019, we had a total of 599 employees, including 537 full-time employees.

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

Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner.  Lending money is a significant part of the banking business.  Borrowers, however, do not always repay their loans.  The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan, and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors.  Despite our efforts, we do and will experience loan losses, and our financial condition and results of operations will be adversely affected. Our non-performing assets were approximately $14.1 million at December 31, 2019. Our allowance for loan losses was approximately $9.3 million at December 31, 2019. Our loans between thirty and eighty-nine days delinquent totaled $1.9 million at December 31, 2019.

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

●	increased regulation of our industry and increased compliance costs;

●

hampering our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure, as such assessments are made more complex by these difficult market and economic conditions;

●	increasing our credit risk, by increasing the likelihood that our major customers become insolvent and unable to satisfy their obligations to us;

●	impairing our ability to originate loans, by making our customers and prospective customers less willing to borrow, and making loans that meet our underwriting criteria difficult to find; and

●	limiting our interest income, by depressing the yields we are able to earn on our investment portfolio.

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited.

As of December 31, 2019, we had approximately $24.1 million of U.S. Federal net operating loss carryforwards, referred to as “NOLs,” available to reduce taxable income in future years.

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

In addition, the ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs may expire before we generate sufficient taxable income. There were no NOLs that expired in the fiscal years ended December 31, 2019 and December 31, 2018. There are no NOLs that could expire if not utilized for the year ending December 31, 2020.

Our assets as of December 31, 2019 included a deferred tax asset and we may not be able to realize the full amount of such asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2019, the net deferred tax asset was $12.6 million, compared to a balance of $12.3 million at December 31, 2018.

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

Based on the analysis of the available positive and negative evidence, we determined that a valuation allowance should not be recorded as of December 31, 2019. We used projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor to project recoverability of the deferred tax asset balance. There can be no assurance as to when we will be in a position to fully recapture the benefits of our deferred tax asset. Further discussion on the analysis of our deferred tax asset can be found in the “Provision (Benefit) for Income Taxes” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are required to adopt the FASB's accounting standard which requires measurement of certain financial assets (including loans) using the current expected credit losses (CECL) beginning in calendar year 2020.

Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The FASB's amendment replaces the current incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. We are currently evaluating the impact of ASU 2016-13, continuing our implementation efforts and reviewing the loss modeling requirements consistent with lifetime expected loss estimates. Calculations of expected losses under the new guidance were run parallel to the calculations under existing guidance to assess and evaluate the potential impact to our financial statements. The new model includes different assumptions used in calculating credit losses, such as estimating losses over the estimated life of a financial asset and considers expected future changes in macroeconomic conditions. The adoption of this ASU may result in an increase to our allowance for loan losses which will depend upon the nature and characteristics of our loan portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at that date. We expect an initial increase to the allowance for credit losses, in the range of 0% to 11% of the December 31, 2019 allowance for credit losses, or an incremental increase to the allowance for credit losses in the range of $0 up to approximately $1.0 million. When finalized, this one-time increase as a result of the adoption of ASU 2016-13 will be recorded, net of tax, as an adjustment to retained earnings effective January 1, 2020. This estimate is subject to change based on continuing refinement and validation of the model and methodologies. This ASU became effective for us as of January 1, 2020.

Our mortgage lending business may not provide us with significant noninterest income.

In 2019, we originated $461 million residential mortgage loans and sold $328 million of those loans to investors on the secondary market. The residential mortgage business is highly competitive, and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control.

Because we sell a substantial number of the mortgage loans we originate, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. In fact, as rates rise, we expect increasing industry-wide competitive pressures related to changing market conditions to reduce our pricing margins and mortgage revenues generally. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.

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

We sell a large portion of the mortgage loans that we originate. When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including the GSEs, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan, resulting in these mortgage loans being placed on our books and subjecting us to the risk of a potential default. If repurchase and indemnity demands increase and such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations and financial condition may be adversely affected.

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

Our acquisition activities could involve a number of additional risks, including the risks of:

●	incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions;

●	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or its assets;

●	the time and expense required to integrate the operations and personnel of the combined businesses;

●	creating an adverse short-term effect on our results of operations; and

●	losing key employees and customers as a result of an acquisition that is poorly conceived.

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

As part of our retail strategy, we plan to open new stores in our primary service area, including Southern New Jersey, the Greater Philadelphia area, and New York City. We may not, however, be able to identify attractive locations on terms favorable to us, obtain regulatory approvals, or hire qualified management to operate new stores.  In addition, the organizational and overhead costs may be greater than we anticipate.  New stores may take longer than expected to reach profitability, or may not become profitable.  The additional costs of starting new stores may adversely impact our financial results.

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

Federal banking regulators require us, and Republic, to maintain capital to support our operations.  Regulatory capital ratios are defined and required ratios are established by laws and regulations promulgated by banking regulatory agencies.  At December 31, 2019, our regulatory capital ratios were above “well capitalized” levels under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Common Equity Tier 1 ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%. Regulators, however, may require us, or Republic, to maintain higher regulatory capital ratios.

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

Our common stock is currently traded on the Nasdaq Global Market.  During 2019, the average daily trading volume for our common stock was approximately 156,200 shares.  Sales of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

Our common stock is subordinate to our existing and future indebtedness and any preferred stock and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.

Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the prior dividend and liquidation rights of holders of any classes or series of preferred stock that our Board of Directors may designate and issue without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors and preferred shareholders. As of December 31, 2019, we had $11.3 million of outstanding debt related to trust preferred securities.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting. While we have reported no material weaknesses in the Form 10-K for the fiscal year ended December 31, 2019, we cannot guarantee that we will not have any material weaknesses in the future.

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

Our articles of incorporation and bylaws contain certain anti-takeover provisions that may make it more difficult or expensive or may discourage a tender offer, change in control or takeover attempt that is opposed by our Board of Directors.  In particular, the articles of incorporation and bylaws classify our Board of Directors into three groups, so that shareholders elect only approximately one-third of the Board each year; permit shareholders to remove directors only for cause and only upon the vote of the holders of at least 75% of the voting shares; require our shareholders to give us advance notice to nominate candidates for election to the Board of Directors or to make shareholder proposals at a shareholders’ meeting; require the vote of the holders of at least 75% of our voting shares for shareholder amendments to our bylaws; require the vote of the holders of at least 75% of our voting shares to approve certain business combinations; and restrict the holdings and voting rights of shareholders who would acquire more than 10% of our outstanding common stock without the approval of two-thirds of our Board of Directors.  These provisions of our articles of incorporation and bylaws could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of our shareholders may consider such proposals desirable.  Such provisions could also make it more difficult for third parties to remove and replace the members of our Board of Directors.  Moreover, these provisions could diminish the opportunities for shareholders to participate in certain tender offers, including tender offers at prices above the then-current market value of our common stock, and may also inhibit increases in the trading price of our common stock that could result from takeover attempts or speculation.

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

The ongoing success of our growth and expansion strategy, along with the successful integration of the mortgage company acquired in 2016 and the limited exposure remaining with current asset quality issues put us in a position to rely on projections of future taxable income when evaluating the need for a valuation allowance against deferred tax assets in the fourth quarter of 2017. Based on the guidance provided in ASC 740, we believed that the positive evidence considered at December 31, 2017 outweighed the negative evidence and that it was more likely than not that all of our deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance was not required at December 31, 2017 and a $10.6 million benefit for income taxes was recorded in the fourth quarter of 2017 to reflect the reversal of the valuation allowance.

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

The outbreak of the recent coronavirus ("COVID-19"), or an outbreak of another highly infectious or contagious disease, could adversely affect our business, financial condition and results of operations.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of a highly infectious or contagious disease, such as COVID-19, could cause severe disruptions in the U.S. economy, which could in turn disrupt the business, activities, and operations of our customers, as well our business and operations. Moreover, ssince the beginning of January 2020, the coronavirus outbreak has caused significant disruption in the financial markets both globally and in the United States. The spread of COVID-19, or an outbreak of another highly infectious or contagious disease, may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a spread of COVID-19 or an outbreak of an infectious disease in our market area. Although we maintain contingency plans for pandemic outbreaks, a spread of COVID-19, or an outbreak of another contagious disease, could also negatively impact the availability of key personnel necessary to conduct our business. Such a spread or outbreak could also negatively impact the business and operations of third party service providers who perform critical services for our business. If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

Item 1B:  Unresolved Staff Comments

None.

Item 2:  Description of Properties

We currently have thirty-six locations that we utilize to conduct business. Seven of these locations are utilized for loan production offices, storage facilities, operations and back office support, and our corporate headquarters. Twenty nine properties are store locations that are open and operating as of December 31, 2019. We have another six locations under our control for future store locations. Of the forty-two total locations, eighteen are owned by Republic. The remaining twenty-four locations are subject to land and building leases. The spaces covered by these leases range in size from 1,700 to 10,590 square feet with the exception of our corporate headquarters which consists of approximately 53,000 square feet. Please see Note 25 “Leases” in the Consolidated Financial Statements for further information regarding the leases. Management believes these properties and facilities are adequate to meet our present and immediately foreseeable needs from a real estate perspective.

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

PART II

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of the Company’s class of common stock are listed on the Nasdaq Global Market under the symbol “FRBK.” As of March 10, 2020, there were approximately 100 record holders.

Dividend Policy

The Company has not paid any cash dividends on its common stock and has no plans to pay cash dividends during 2020.  The Company’s ability to pay dividends depends primarily on receipt of dividends from the Company’s subsidiary, Republic. Dividend payments from Republic are subject to legal and regulatory limitations. The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.

Item 6:  Selected Financial Data

	As of or for the Years Ended December 31,
(dollars in thousands, except per share data)	2019	2018	2017	2016	2015

INCOME STATEMENT DATA
Total interest income	$104,864	$92,074	$70,849	$54,227	$45,436
Total interest expense	27,057	16,170	8,784	6,863	5,381
Net interest income	77,807	75,904	62,065	47,364	40,055
Provision for loan losses	1,905	2,300	900	1,557	500
Non-interest income	23,738	20,322	20,097	15,312	9,943
Non-interest expenses	104,490	83,721	75,276	56,293	47,091
Income (loss) before provision (benefit) for income taxes	(4,850)	10,205	5,986	4,826	2,407
Provision (benefit) for income taxes	(1,350)	1,578	(2,919)	(119)	(26)
Net income (loss)	$(3,500)	$8,627	$8,905	$4,945	$2,433

PER SHARE DATA
Basic earnings (loss) per share	$(0.06)	$0.15	$0.16	$0.13	$0.06
Diluted earnings (loss) per share	$(0.06)	$0.15	$0.15	$0.12	$0.06
Book value per share	$4.23	$4.17	$3.97	$3.79	$3.00
Tangible book value per share (1)	$4.15	$4.09	$3.89	$3.70	$3.00

BALANCE SHEET DATA
Total assets	$3,341,290	$2,753,297	$2,322,347	$1,923,931	$1,438,824
Total loans, net	1,738,929	1,427,983	1,153,679	955,817	866,066
Total investment securities	1,186,630	1,088,331	938,561	803,604	460,131
Total deposits	2,999,163	2,392,867	2,063,295	1,677,670	1,249,298
Short-term borrowings	-	91,422	-	-	47,000
Subordinated debt	11,265	11,259	21,681	21,881	21,857
Total shareholders’ equity	249,168	245,189	226,460	215,053	113,375

PERFORMANCE RATIOS
Return on average assets	(0.12% )	0.34%	0.43%	0.30%	0.19%
Return on average shareholders’ equity	(1.41% )	3.69%	4.02%	3.97%	2.14%
Net interest margin	2.85%	3.16%	3.23%	3.14%	3.29%
Total non-interest expenses as a percentage of average assets	3.51%	3.28%	3.64%	3.45%	3.59%

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of loans	0.53%	0.60%	0.74%	0.95%	0.99%
Allowance for loan losses as a percentage of non-performing loans	74.65%	83.31%	57.93%	48.45%	68.95%
Non-performing loans as a percentage of total loans	0.71%	0.72%	1.28%	1.96%	1.44%
Non-performing assets as a percentage of total assets	0.42%	0.60%	0.94%	1.51%	1.66%
Net charge-offs as a percentage of average loans, net	0.08%	0.17%	0.13%	0.12%	0.41%

LIQUIDITY AND CAPITAL RATIOS
Average equity to average assets	8.36%	9.16%	10.72%	7.63%	8.67%
Leverage ratio	7.83%	9.35%	10.64%	12.74%	9.65%
CET 1 capital to risk-weighted assets	11.41%	13.90%	14.75%	16.59%	10.42%
Tier 1 capital to risk-weighted assets	11.93%	14.53%	16.13%	18.28%	12.40%
Total capital to risk-weighted assets	12.37%	15.03%	16.70%	18.99%	13.19%

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

Executive Summary

“The Power of Red is Back” expansion campaign continues to produce impressive results from a balance sheet perspective. During 2019 total assets grew by $588 million or 21% driven by the success of our customer centric banking philosophy of turning customers into “FANS”. Deposit balances increased by 25% as our network of stores continues to drive new customer relationships. Loan production was also significant as outstanding balances increased by 22%.

Earnings during 2019 were negatively impacted by compression of our net interest margin caused by a flat and, at times, an inverted yield curve. The shape of the yield curve is driving lower yields on interest earning assets and higher rates on interest bearing liabilities. In the midst of this challenging interest rate environment we have also incurred costs required to expand into New York City. In addition to new hires, training, advertising, and occupancy expenses for the opening of our first two stores in New York this year, we have also established a management and lending team for this new market.

As we enter the new year, a number of cost control measures have been implemented to offset the challenges faced in growing revenue as a result of compression in the net interest margin. These measures will begin to take effect during the first quarter of 2020.

Additional highlights for the year ended December 31, 2019 were as follows:

●	Total deposits increased by $606 million, or 25%, to $3.0 billion as of December 31, 2019 compared to $2.4 billion as of December 31, 2018.

●

New stores opened since the beginning of the “Power of Red is Back” expansion campaign are currently growing deposits at an average rate of $30 million per year, while the average deposit growth for all stores over the last twelve months was approximately $22 million per store.

●	Expansion into New York City began in 2019 with the opening of our first two stores located at the corner of 14th Street and 5th Avenue and the corner of 51st Street and 3rd Avenue.

●

Total loans grew $312 million, or 22%, to $1.7 billion as of December 31, 2019 compared to $1.4 billion at December 31, 2018. The success of our relationship banking strategy continues to produce growth rates far in excess of industry standards.

●	Total assets increased by $588 million, or 21%, to $3.3 billion as of December 31, 2019 compared to $2.8 billion as of December 31, 2018.

●

We had twenty-nine convenient store locations open at December 31, 2019. During 2019 we celebrated the grand opening of four new stores. In addition to the two stores opened in New York City, we added locations in Lumberton, NJ and Feasterville, PA.

●

A new store was opened in Northfield, NJ early in 2020. Construction on a new store in Bensalem, PA is ongoing and expected to be complete during the second quarter of 2020. There are also multiple sites in various stages of development for future store locations.

●

Profitability declined during 2019. We recorded a net loss of $3.5 million, or ($0.06) per share, for the twelve months ended December 31, 2019 compared to net income of $8.6 million, or $0.15 per share for the twelve months ended December 31, 2018.

●

The net interest margin decreased by 31 basis points to 2.85% for the twelve months ended December 31, 2019 compared to 3.16% for the twelve months ended December 31, 2018. Margin compression was driven by a flat and inverted yield curve experienced during 2019.

●

The ratio of non-performing assets to total assets declined to 0.42% as of December 31, 2019 compared to 0.60% as of December 31, 2018. The Company was able to successfully liquidate the single largest non-performing asset on its books during the fourth quarter of 2019.

●

The Company’s residential mortgage division, Oak Mortgage, is serving the home financing needs of customers throughout its footprint. The Oak Mortgage team originated more than $450 million in mortgage loans during 2019.

●

Meeting the needs of small business customers continued to be an important part of the Company’s lending strategy. More than $55 million in new SBA loans were originated during the twelve month period ended December 31, 2019. We continue to be a top SBA lender in our market area based on the dollar volume of loan originations.

●	The Total Risk-Based Capital ratio was 12.37% and Tier I Leverage Ratio was 7.83% at December 31, 2019.

●	Book value per common share increased to $4.23 as of December 31, 2019 compared to $4.17 as of December 31, 2018.

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

The following table provides a reconciliation of tangible book value per common share as of December 31, 2019 and December 31, 2018.

(dollars in thousands)	December 31, 2019	December 31, 2018

Total shareholders’ equity	$249,168	$245,189
Reconciling items:
Goodwill	(5,011)	(5,011)
Tangible common equity	$244,157	$240,178
Common shares outstanding	58,842,778	58,789,228
Tangible book value per common share	$4.15	$4.09

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

Interest Rate Lock Commitments - Mortgage loan commitments known as interest rate locks that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance FASB ASC 815, Derivatives and Hedging. Loan commitments that are classified as derivatives are recognized at fair value on the balance sheet as other assets and other liabilities with changes in their fair values recorded as mortgage banking income and included in non-interest income in the statements of income. Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. Republic is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Republic uses best efforts commitments to substantially eliminate these risks. The valuation of the IRLCs issued by Republic includes the value of the servicing released premium. Republic sells loans servicing released, and the servicing released premium is included in the market price. See Note 23 Derivatives and Risk Management Activities for further detail on IRLCs.

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

Goodwill - Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is recognized as an asset and is to be reviewed for impairment annually. The Company completed an annual impairment test for goodwill as of July 31, 2019 and 2018. Future impairment testing will be conducted each year as of July 31, unless a triggering event occurs in the interim that would suggest impairment, in which case it would be tested as of the date of the triggering event. During the twelve months ended December 31, 2019 and 2018, there was no goodwill impairment recorded. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings. There was $5.0 million of goodwill at December 31, 2019 and 2018.

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

Results of Operations

For the year ended December 31, 2019 as compared to the year ended December 31, 2018

We reported a net loss of $3.5 million, or ($0.06) per diluted share, for the twelve months ended December 31, 2019 compared to net income of $8.6 million, or $0.15 per diluted share, for the twelve months ended December 31, 2018. Earnings in 2019 were negatively impacted by compression of the net interest margin caused by a flat and inverted yield curve which drove lower yields on interest earning assets and higher rates on interest bearing liabilities. In the midst of this challenging rate environment we have also incurred costs to execute our expansion strategy in New York City. In addition to new hires, training, advertising, and occupancy expenses related to the opening of our first two stores in New York, we also established a management and lending team for this new market.

Net interest income for the twelve months ended December 31, 2019 increased $1.9 million to $77.8 million as compared to $75.9 million for the twelve months ended December 31, 2018. Total assets grew by $588 million, or 21%, during 2019 to $3.3 billion. However, growth in net interest income of $8.8 million driven by the increase in interest earning assets was offset by a decrease of $6.9 million as a result of interest rate changes resulting in a net increase of only $1.9 million in net interest income. For comparison purposes net interest income increased by $13.5 million during 2018 on growth in assets of $431 million. Interest income increased $12.8 million, or 14%, due primarily to an increase in average interest-earning assets, primarily loans receivable. Interest expense increased $10.9 million, or 67%, primarily due to an increase in the rate on average interest-bearing liabilities and average deposit balances. The net interest margin decreased by 31 basis points to 2.85% during the twelve months ended December 31, 2019 compared to 3.16% during the twelve months ended December 31, 2018.

We recorded a loan loss provision in the amount of $1.9 million, a decrease of $395,000 for the twelve months ended December 31, 2019 compared to a provision of $2.3 million during the twelve months ended December 31, 2018. The provision recorded for the twelve months ended December 31, 2019 is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The decrease in the provision year over year was primarily a result of a decrease in the allowance required for loans individually evaluated for impairment during 2019 and is supported by the steady decline in the ratio of non-performing assets to total assets.

Non-interest income increased $3.4 million to $23.7 million during the twelve months ended December 31, 2019 as compared to $20.3 million during the twelve months ended December 31, 2018. The increase was primarily driven by higher service fees on deposit accounts and gains on sale of investment securities during the twelve months ended December 31, 2019.

Non-interest expenses increased $20.8 million to $104.5 million during the twelve months ended December 31, 2019 as compared to $83.7 million during the twelve months ended December 31, 2018. The increase was primarily driven by higher salaries, employee benefits, occupancy, and equipment expenses associated with the addition of new stores related to our expansion strategy which we refer to as “The Power of Red is Back”.

Return on average assets and average equity were (0.12%) and (1.41%), respectively, during the twelve months ended December 31, 2019 compared to 0.34% and 3.69%, respectively, for the twelve months ended December 31, 2018.

Average Balances and Net Interest Income

Historically, our earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods average assets, liabilities, and shareholders’ equity, interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and Republic’s net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency, a non-GAAP measure, using a rate of 21% in 2019, 21% in 2018, and 35% in 2017.

Average Balances and Net Interest Income

	For the Year Ended December 31, 2019			For the Year Ended December 31, 2018			For the Year Ended December 31, 2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest earning assets	$129,528	$2,571	1.98%	$40,931	$847	2.07%	$48,148	$577	1.20%
Investment securities and restricted stock	1,074,706	27,886	2.59%	1,037,810	27,316	2.63%	811,269	20,466	2.52%
Loans receivable	1,544,904	74,946	4.85%	1,340,117	64,455	4.81%	1,090,851	50,687	4.65%
Total interest-earning assets	2,749,138	105,403	3.83%	2,418,858	92,618	3.83%	1,950,268	71,730	3.68%
Other assets	229,767			131,369			115,770
Total assets	$2,978,905			$2,550,227			$2,066,038

Interest bearing liabilities:
Demand – non-interest bearing	$555,385			$488,995			$372,171
Demand – interest bearing	1,184,530	15,621	1.32%	918,508	7,946	0.87%	687,586	3,020	0.44%
Money market & savings	705,445	6,796	0.96%	697,135	4,898	0.70%	629,464	3,160	0.50%
Time deposits	190,567	3,850	2.02%	128,892	1,588	1.23%	110,952	1,238	1.12%
Total deposits	2,635,927	26,267	1.00%	2,233,530	14,432	0.65%	1,800,173	7,418	0.41%
Total interest bearing deposits	2,080,542	26,267	1.26%	1,744,535	14,432	0.83%	1,428,002	7,418	0.52%
Other borrowings	22,911	790	3.45%	73,573	1,738	2.36%	35,429	1,366	3.86%
Total interest-bearing liabilities	2,103,453	27,057	1.29%	1,818,108	16,170	0.89%	1,463,431	8,784	0.60%
Total deposits and other borrowings	2,658,838	27,057	1.02%	2,307,103	16,170	0.70%	1,835,602	8,784	0.48%
Non-interest bearing other liabilities	71,131			9,431			8,942
Shareholders’ equity	248,936			233,693			221,494
Total liabilities and shareholders’ equity	$2,978,905			$2,550,227			$2,066,038

Net interest income(2)		$78,346			$76,448			$62,946
Net interest spread			2.54%			2.94%			3.08%
Net interest margin(2)			2.85%			3.16%			3.23%

(1) Yields on investments are calculated based on amortized cost.

(2) Net interest income and net interest margin are presented on a tax equivalent basis, a Non-GAAP measure. Net interest income has been increased over the financial statement amount by $539, $544, and $881 in 2019, 2018, and 2017, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	Year ended December 31, 2019 vs. 2018			Year ended December 31, 2018 vs. 2017
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$1,759	$(35)	$1,724	$(149)	$419	$270
Securities	958	(388)	570	5,963	887	6,850
Loans	9,439	1,052	10,491	11,596	2,172	13,768
Total interest-earning assets	12,156	629	12,785	17,410	3,478	20,888

Interest expense:
Deposits
Interest-bearing demand deposits	$3,508	$4,167	$7,675	$1,998	$2,928	$4,926
Money market and savings	46	1,852	1,898	516	1,222	1,738
Time deposits	1,246	1,016	2,262	221	129	350
Total deposit interest expense	4,800	7,035	11,835	2,735	4,279	7,014
Other borrowings	(1,402)	454	(948)	742	(370)	372
Total interest expense	3,398	7,489	10,887	3,477	3,909	7,386
Net interest income	$8,758	$(6,860)	$1,898	$13,933	$(431)	$13,502

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the twelve months ended December 31, 2019 increased by $1.9 million, or 2%, over twelve months ended December 31, 2018. Interest income on interest-earning assets totaled $105.4 million for the twelve months ended December 31, 2019, an increase of $12.8 million, compared to $92.6 million for the twelve months ended December 31, 2018. The increase in interest income earned was primarily the result of an increase in average interest-earning balances, primarily loans receivable. Total interest expense for the twelve months ended December 31, 2019 increased $10.9 million, or 67%, to $27.1 million from $16.2 million for the twelve months ended December 31, 2018. Interest expense on deposits increased by $11.8 million, or 82%, for the twelve months ended December 31, 2019 versus the twelve months ended December 31, 2018 due to higher rates and increases in average deposit balances. Interest expense on other borrowings decreased by $948,000 for the twelve months ended December 31, 2019 compared to the twelve months ended December 31, 2018 due primarily to a $48.2 million decrease in average overnight borrowings.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 2.54% during the twelve months ended December 31, 2019 versus 2.94% during the twelve months ended December 31, 2018. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. For the twelve months ended December 31, 2019 and 2018, the fully tax-equivalent net interest margin was 2.85% and 3.16%, respectively. Compression in the net interest margin was driven by flattening of the yield curve resulting in a more rapid increase in our cost of funds compared to the yield on interest earning assets.

Provision for Loan Losses

 We recorded a provision for loan losses in the amount of $1.9 million, a decrease of $395,000, for the twelve months ended December 31, 2019 compared to a $2.3 million provision for the twelve months ended December 31, 2018. The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The provision recorded for the twelve months ended December 31, 2019 compared to the twelve months ended December 31, 2018 decreased primarily as a result of a decrease in the allowance required for loans individually evaluated for impairment. Non-performing assets as a percentage of total assets declined to 0.42% as of December 31, 2019 compared to 0.60% as of December 31, 2018. This is the fifth consecutive year that this ratio has declined. Net charge-offs as a percentage of average loans also declined during 2019.

Non-Interest Income

Total non-interest income for the twelve months ended December 31, 2019 increased by $3.4 million, or 17%, compared to the twelve months ended December 31, 2018. Service fees on deposit accounts totaled $7.5 million for the twelve months ended December 31, 2019 which represents an increase of $2.1 million compared to the twelve months ended December 31, 2018. This increase was driven by growth in customer deposit accounts and transaction volume. We recognized gains of $1.1 million on the sale of securities during the twelve months ended December 31, 2019, an increase of $1.2 million, compared to losses of $67,000 on the sales of securities for the twelve months ended December 31, 2018. Loan and servicing fees totaled $1.6 million for the twelve months ended December 31, 2019 which represents an increase of $167,000 compared to the twelve months ended December 31, 2018. Gains on the sale of SBA loans totaled $3.2 million for the twelve months ended December 31, 2019, an increase of $82,000, versus $3.1 million for the twelve months ended December 31, 2018. Mortgage banking income totaled $10.1 million and $10.2 million for the twelve months ended December 31, 2019 and 2018.

Non-Interest Expenses

Non-interest expenses increased by $20.8 million, or 25%, for the twelve months ended December 31, 2019, compared to the twelve months ended December 31, 2018. An explanation of changes of non-interest expenses for certain categories is presented in the following paragraphs.

Salary expenses and employee benefits for the twelve months ended December 31, 2019 increased by $9.8 million, or 22%, compared to the twelve months ended December 31, 2018. The increase was primarily driven by annual merit increases along with increased staffing levels related to our growth strategy of adding and relocating stores, which we refer to as “The Power of Red is Back”. There were twenty-nine stores open as of December 31, 2019 compared to twenty-five stores open at December 31, 2018. The strategic decision to expand into New York City was also a significant factor driving the increase in salaries and employee benefits.

Occupancy expense, including depreciation and amortization expense, increased by $4.6 million, or 34%, for the twelve months ended December 31, 2019 compared to the twelve months ended December 31, 2018, also as a result of our continuing growth and expansion strategy.

Other real estate owned expenses totaled $2.1 million during the twelve months ended December 31, 2019, an increase of $521,000, when compared to the twelve months ended December 31, 2018. This increase was a result of higher costs to carry foreclosed properties on foreclosed assets during the twelve months ended December 31, 2019.

All other non-interest expenses for the twelve months ended December 31, 2019 increased $5.8 million compared to the twelve months ended December 31, 2018. Increases in expenses related to data processing, advertising, automated teller machine expenses, and professional fees were mainly associated with our growth strategy.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net non-interest expenses to average assets, a non-GAAP measure. For purposes of this calculation, net non-interest expenses equal non-interest expenses less non-interest income. For the twelve months ended December 31, 2019, the ratio equaled 2.71% compared to 2.49% for the twelve months ended December 31, 2018, respectively. The increase in this ratio was mainly due to our growth and expansion strategy which drives the addition of new stores, along with additional employees to support the growth strategy.

Another productivity measure utilized by management is the operating efficiency ratio, another non-GAAP measure. This ratio expresses the relationship of non-interest expenses to net interest income plus non-interest income. The efficiency ratio equaled 102.90% for the twelve months ended December 31, 2019, compared to 87.0% for the twelve months ended December 31, 2018. The increase for the twelve months ended December 31, 2019 versus the twelve months ended December 31, 2018 was due to non-interest expenses increasing at a faster rate than net interest income and non-interest income.

Provision (Benefit) for Income Taxes

We recorded a benefit for income taxes of $1.4 million for the twelve months ended December 31, 2019 compared to a provision of $1.6 million for the twelve months ended December 31, 2018. The effective tax rates for the twelve month periods ended December 31, 2019 and 2018 were (28%) and 15%, respectively. The effect of permanent deductions increases the effective tax benefit percentage when in a pre-tax loss position and decreases the effective tax rate when in a pre-tax income position.

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

The Company is in a 3-year cumulative profit position factoring in pre-tax GAAP income and permanent book/tax differences. Strong growth in interest-earning assets is expected to continue and is supported by the capital raise completed at the end of 2016. The ratio of non-performing assets to total assets along with other credit quality metrics continue to improve. A number of cost control measures have been implemented to offset the challenges faced in growing revenue as a result of compression in the net interest margin. The Company has added 10 store locations in the past 3 years and since the inception of the “Power of Red is Back” growth and expansion strategy in 2014 almost every new store location has met or exceeded expectations. The success of the expansion into New York, combined with the stabilization of interest rates and continued loan growth are expected to improve profitability going forward.

Conversely, the Company generated a loss in the current year when factoring in pre-tax GAAP income and permanent book/tax differences. The Bank’s net interest margin declined during 2019 as a result of the challenging interest rate environment which appears to be consistent across the financial services industry. Non-accrual loans increased by 20 percent during 2019. Rising interest rates and a downturn in the economy could significantly decrease the volume of mortgage loan originations.

The Company has experienced a growing balance sheet driven by the growth and expansion strategy over the last several years. Loans and deposits have consistently grown at rates far above industry standards generating a higher level of interest earning assets. Assets quality metrics have improved to levels not seen in more than 20 years. From 2014 to 2018, the Company demonstrated consistent and steady improvement in earnings despite the investments required to initiate the expansion plan which put it in a position to comfortably rely on projections of future taxable income when evaluating the need for a valuation allowance against its deferred tax assets for the years ended December 31, 2018 and 2017.

In 2019, the Company began opening branches in New York City. Management was aware of the initial costs and investments required to expand into this new market. As a result of the flat and inverted yield curve experienced in 2019, the net interest margin compressed and revenue did not grow at the rate necessary to support the increased expense levels which caused a decline in earnings. Management and the Board of Directors have engaged in detailed discussions on how to improve profitability going forward. During the preparation of the 2020 budget, several cost reduction and control initiatives were identified and incorporated into the projections. These initiatives include, but are not limited to, a reduction of store hours and slowing of the number of locations to be opened in the coming years. Efforts to reduce high cost deposits and increase loan production to improve the net interest margin have also been initiated. The Company’s multi-year budget plan projects future taxable income will be more than sufficient to support the realization of the deferred tax assets.

Based on the guidance provided in FASB Accounting Standards Codification Topic 740 (ASC 740), the Company believed that the positive evidence considered at December 31, 2019 outweighed the negative evidence and that it was more likely than not that all of the Company’s deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance was not required at December 31, 2019.

The net deferred tax asset balance was $12.6 million as of December 31, 2019, $12.3 million as of December 31, 2018, and $12.7 million as of December 31, 2017. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

Net Income and Net Income per Common Share

The net loss for the twelve months ended December 31, 2019 was $3.5 million, compared to net income of $8.6 million for the twelve months ended December 31, 2018. For the twelve months ended December 31, 2019, basic and fully-diluted net loss per common share was ($0.06), compared to basic and fully-diluted net income per common share of $0.15, respectively for the twelve months ended December 31, 2018.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. The ROA for the twelve months ended December 31, 2019 and 2018 was (0.12%) and 0.34%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE for the twelve months ended December 31, 2019 was (1.41%), compared to 3.69% for the twelve months ended December 31, 2018.

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

Financial Condition

December 31, 2019 compared to December 31, 2018

Total assets increased by $588 million to $3.3 billion at December 31, 2019, compared to $2.8 billion at December 31, 2018.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount in these three categories increased by $95.8 million to $168.3 million at December 31, 2019, from $72.5 million at December 31, 2018.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which we usually originate with the intention of selling in the future and residential mortgage loans, which we also intend to sell in the future. Total SBA loans held for sale were $3.0 million at December 31, 2019, a decrease of $2.4 million, compared to $5.4 million at December 31, 2018. Residential mortgage loans held for sale totaled $10.3 million at December 31, 2019, a decrease of $10.5 million, versus $20.9 million at December 31, 2018. Loans held for sale, as a percentage of our total assets, were less than 1% at December 31, 2019.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $38.2 million at December 31, 2019. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit. There were no loans in excess of the legal lending limit at December 31, 2018. A $25.4 million threshold, which amounts to approximately 10% of total regulatory capital, reflects an additional internal monitoring guideline. We had one loan relationship in excess of $25.4 million at December 31, 2019 that amounted to $28.0 million.

Loans increased $310.9 million, or 22%, to $1.7 billion at December 31, 2019, versus $1.4 billion at December 31, 2018. This growth was the result of an increase in loan demand in all loan categories driven by the successful execution of our relationship banking strategy which focuses on customer service.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes. Our investment securities classified as available-for-sale consist primarily of U.S. Government agency Small Business Administration (“SBA”) bonds, U.S. Government agency collateralized mortgage obligations (“CMO”), agency mortgage-backed securities (“MBS”), municipal securities, and corporate bonds. Available-for-sale securities totaled $539.0 million at December 31, 2019 as compared to $321.0 million at December 31, 2018. The $218.0 million increase was primarily due to the purchase of securities totaling $338.5 million partially offset by sales, paydowns, maturities, and calls of securities totaling $122.7 million by during 2019. At December 31, 2019, the portfolio had a net unrealized loss of $1.7 million compared to a net unrealized loss of $5.7 million at December 31, 2018. The $4.0 million decrease in the unrealized loss of the investment portfolio was driven by a decrease in market interest rates which drove an increase in value of the securities held in our portfolio during 2019.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (SBIC) and Small Business Administration (SBA) bonds, CMO’s and MBS’s. The fair value of securities held-to-maturity totaled $653.1 million and $747.3 million at December 31, 2019 and December 31, 2018, respectively. The $94.2 million decrease was primarily due to paydowns, maturities, and calls of securities held in the portfolio totaling $116.5 million partially offset by an increase in the value of securities classified as held-to-maturity of $22.5 million during the year ended December 31, 2019.

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

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of December 31, 2019 and December 31, 2018. As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”).

At December 31, 2019 and December 31, 2018, the investment in FHLB stock totaled $2.6 million and $5.6 million, respectively. The $3.0 million decrease was due to a lower required investment in FHLB stock during 2019. At both December 31, 2019 and December 31, 2018, ACBB stock totaled $143,000.

Other Real Estate Owned

The balance of other real estate owned decreased to $1.7 million at December 31, 2019 from $6.2 million at December 31, 2018. The decrease was primarily the result of the disposition of a single OREO property totaling $4.9 million during 2019.

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

The right-of-use asset is valued as the initial amount of the lease liability obligation adjusted for any initial direct costs, prepaid or accrued rent, and any lease incentives. At December 31, 2019, the balance of the operating lease right-of-use asset was $64.8 million.

Goodwill

Goodwill amounted to $5.0 million at both December 31, 2019 and December 31, 2018. We completed an annual impairment test for goodwill as of July 31, 2019 and 2018. Future impairment testing will be conducted as of July 31 on an annual basis, unless a triggering event occurs in the interim that would suggest impairment, in which case it would be tested as of the date of the triggering event. During the year ended December 31, 2019 and 2018, there was no goodwill impairment recorded. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Impairment is a condition that exists when the carrying amount of goodwill exceeds its implied fair value. As of July 31, 2019, the fair value of the Reporting Unit exceeded its carrying value by 21%. The determination of the fair value of the Reporting Unit incorporates assumptions that marketplace participants would use in their estimates of fair value of the Reporting Unit in a change of control transaction, as prescribed by ASC Topic 820.

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

Premises and Equipment

The balance of premises and equipment increased to $117.0 million at December 31, 2019 from $87.7 million at December 31, 2018. The $29.3 million increase was primarily due to premises and equipment expenditures of $35.7 million less depreciation and amortization expenses of $6.5 million. New stores were opened in Lumberton, NJ, Feasterville, PA, and New York City during 2019 bringing the total store count to twenty-nine. We ended the year with stores under construction in Northfield, NJ and Bensalem, PA. Northfield was opened in January 2020 with Bensalem scheduled to be completed by mid-2020.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $606.3 million to $3.0 billion at December 31, 2019, from $2.4 billion at December 31, 2018. The increase was primarily the result of significant growth in demand deposit balances. We constantly focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction. This strategy has also allowed us to build a stable core-deposit base and nearly eliminate our dependence upon the more volatile sources of funding found in brokered and internet certificates of deposit.

Short-term Borrowings

As of December 31, 2019, we had no short-term borrowings with the FHLB compared to $91.4 million at December 31, 2018. The short-term borrowings were paid off in 2019 as a result of growth in deposit balances.

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

The operating lease liability obligation is calculated as the present value of the lease payments, using the discount rate specified in the lease, or if that is not available, our incremental borrowing rate. At December 31, 2019, the balance of the operating lease liability obligation was $68.9 million.

Shareholders’ Equity

Total shareholders’ equity increased $4.0 million to $249.2 million at December 31, 2019 compared to $245.2 million at December 31, 2018. The increase was primarily due to $4.6 million decrease in accumulated other comprehensive losses associated with an increase in the market value of investments in the portfolio, stock based compensation of $2.6 million, and stock option exercises of $261,000, partially offset by a $3.5 million net loss during the year ended December 31, 2019.

Investment Securities Portfolio

Republic’s investment securities portfolio is intended to provide liquidity and contribute to earnings while diversifying credit risk. We attempt to maximize earnings while minimizing our exposure to interest rate risk. The securities portfolio consists primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), corporate bonds, municipal securities, U.S. Government agency Small Business Investment Company bonds (SBIC), and Small Business Administration (SBA) bonds. Our ALCO committee monitors and reviews all security purchases.

A summary of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2019, 2018, and 2017 is as follows:

	At December 31,
(dollars in thousands)	2019	2018	2017
Available for sale
U.S. Government agencies	$38,743	$-	$-
Collateralized mortgage obligations	329,492	197,812	327,972
Agency mortgage-backed securities	98,953	39,105	55,664
Municipal securities	4,064	20,807	15,142
Corporate bonds	69,499	62,583	62,670
Asset-backed securities	-	6,433	13,414
Trust preferred securities	-	-	725
Total amortized cost of securities	$540,751	$326,740	$475,587

Total fair value of investment securities	$539,042	$321,014	$464,430

Held to maturity
U.S. Government agencies	$94,913	$107,390	$112,605
Collateralized mortgage obligations	416,177	500,690	215,567
Agency mortgage-backed securities	133,752	153,483	143,041
Other securities	-	-	1,000
Total amortized cost of securities	$644,842	$761,563	$472,213

Total fair value of investment securities	$653,109	$747,323	$463,799

The total amortized cost of the investment securities portfolio has grown to $1.2 billion at December 31, 2019 compared to $1.1 billion at December 31, 2018, and $947.8 million at December 31, 2017. Investment securities represented 35% of total assets at December 31, 2019 and 39% of total assets at December 31, 2018. We evaluate our investment securities portfolio on a continual basis in light of the interest rate environment and changing market conditions and when appropriate, take necessary actions to improve and enhance our overall positioning. We consider the portfolio to be well structured and of high quality. At December 31, 2019, 94% of the portfolio consisted of U.S. government debt securities or U.S. government agency issued mortgage-backed securities which were rated Aaa /AA+ by the major credit rating agencies.

The investment securities portfolio includes securities classified as both available for sale and held to maturity. During 2019 and 2018, we designated a portion of our securities portfolio as held to maturity based our intent and ability to hold those securities until they mature.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates rise and increases when interest rates fall. In addition, the fair value generally decreases when credit spreads widen and increases when credit spreads tighten. Net unrealized gains in the total investment securities portfolio were $6.6 million at December 31, 2019 compared to net unrealized losses of $20.0 million at December 31, 2018. The increase was a result of a decrease in market interest rates in 2019. The comparable amounts for the securities classified as available for sale were unrealized losses of $1.7 million at December 31, 2019 and unrealized losses of $5.7 million at December 31, 2018.

No single issuer of securities (excluding government agencies and Goldman Sachs corporate bonds) in the portfolio exceeded more than 10% of shareholders’ equity at December 31, 2019 and December 31, 2018.

We held nine U.S. Government agency securities, thirty-two collateralized mortgage obligations and seventeen agency mortgage-backed securities that were in an unrealized loss position at December 31, 2019. Principal and interest payments of the underlying collateral for each of these securities carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of December 31, 2019.

At December 31, 2019, the investment portfolio included seven municipal securities with a total market value of $4.1 million. These securities are reviewed quarterly for impairment. Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition, we periodically conduct our own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey where five municipal securities had a market value of $3.3 million. As of December 31, 2019, management found no evidence of other than temporary impairment (“OTTI”) on any of the municipal securities held in the investment securities portfolio.

At December 31, 2019, the investment portfolio included seven corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration. The seven corporate bonds are with four of the largest U.S. financial institutions. Each financial institution is well capitalized.

Proceeds associated with the sale of securities available for sale in 2019 were $54.7 million. Gross gains of $1.2 million and gross losses of $67,000 were realized on these sales. The tax provision applicable to the net gains of $1.1 million for the year ended December 31, 2019 amounted to $280,000.

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

The following table presents the maturity distribution and weighted average yield by holding type and year of maturity of our investment securities portfolio at December 31, 2019. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these securities are classified separately with no specific maturity date.

	December 31, 2019
	Within One Year		One to Five Years		Five to Ten Years		Past Ten Years		No Specific Maturity		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Fair value	Amortized Cost	Yield
Available for Sale
U.S. Government Agencies	$-	-	$28,167	2.73%	$10,138	3.33%	$-	-	$-	-	$38,305	$38,743	2.89%
Collateralized mortgage obligations	-	-	-	-	-	-	-	-	331,438	2.27%	331,438	329,492	2.27%
Agency mortgage-backed securities	-	-	-	-	-	-	-	-	98,937	2.73%	98,937	98,953	2.73%
Municipal securities	792	4.13%	2,694	2.07%	596	3.29%	-	-	-	-	4,082	4,064	2.65%
Corporate bonds	3,003	3.09%	8,574	3.21%	51,883	2.42%	2,820	4.21%	-	-	66,280	69,499	2.62%
Total AFS securities	$3,795	3.31%	$39,435	2.79%	$62,617	2.58%	$2,820	4.21%	$430,375	2.38%	$539,042	$540,751	2.45%

Held to Maturity
U.S. Government Agencies	$-	-	$20,073	2.46%	$75,028	2.45%	$-	-	$-	-	$95,101	$94,913	2.45%
Collateralized mortgage obligations	-	-	-	-	-	-	-	-	422,987	2.40%	422,987	416,177	2.40%
Agency mortgage-backed securities	-	-	-	-	-	-	-	-	135,021	2.42%	135,021	133,752	2.42%
Total HTM securities	$-	-	$20,073	2.46%	$75,028	2.45%	$-	-	$558,008	2.40%	$653,109	$644,842	2.41%

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

The types of instruments valued based on matrix pricing in active markets include all of our U.S. government and agency securities, corporate bonds, and municipal obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy. As required by ASC 820-10, we do not adjust the matrix pricing for such instruments.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows. There was one Level 3 investment security classified as available-for-sale at December 31, 2019. This security is a corporate bond.

The trust preferred securities held during 2018 and 2017 were pools of similar securities that are grouped into an asset structure commonly referred to as collateralized debt obligations (“CDOs”) which consist of the debt instruments of various banks, diversified by the number of participants in the security as well as geographically. The secondary market for these securities had become inactive, and therefore the securities were classified as a Level 3 securities. The fair value analysis did not reflect or represent the actual terms or prices at which any party could purchase the securities. The last trust preferred security was sold in 2018.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2019, 2018, and 2017:

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1,	$-	$3,069	$489	$3,086	$1,820	$2,971
Unrealized gains (losses)	-	(250)	237	(17)	1,006	115
Paydowns	-	-	-	-	-	-
Proceeds from sales	-	-	(660)	-	(1,539)	-
Realized losses	-	-	(66)	-	(798)	-
Impairment charges on Level 3	-	-	-	-	-	-
Balance, December 31,	$-	$2,819	$-	$3,069	$489	$3,086

An independent, third party pricing service was used to estimate the current fair market value of the CDO previously held in the investment securities portfolio. The calculations used to determine fair value were based on the attributes of the trust preferred security, the financial condition of the issuers of the trust preferred security, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of the security and its specific collateral as of December 31, 2017. Financial information on the issuers was also obtained from Bloomberg, the FDIC, and S&P Global Market Intelligence. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages.

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

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $38.2 million at December 31, 2019. Management has established an internal monitoring guideline for loan relationships in the amount of $25.4 million which approximates 10% of capital and reserves. Individual customers may have several loans often secured by different collateral. We had one loan relationship in excess of $25.4 million at December 31, 2019 that amounted to $28.0 million. There were two relationships in excess of $22.9 million at December 31, 2018 that amounted to $52.0 million on a combined basis.

The majority of loans outstanding are with borrowers in our marketplace, Philadelphia and the surrounding suburbs, Southern New Jersey, and New York City. In addition, we have loans to customers whose assets and businesses are concentrated in real estate. Repayment of our loans is in part dependent upon general economic conditions affecting our market place and specific industries in which our customers operate. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral varies but primarily includes residential, commercial and income-producing properties.

At December 31, 2019, we had loan concentrations exceeding 10% of total loans for credits extended to lessors of nonresidential real estate in the aggregate amount of $345.2 million, which represented 20% of gross loans receivable, private households in the aggregate amount of $451.1 million which represented 26% of gross loans receivable, and lessors of residential real estate in the aggregate amount of $178.9 million, which represented 10% of gross loans receivable. Loan concentrations are considered to exist when amounts are loaned to multiple numbers of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions. At December 31, 2019, we had no foreign loans outstanding.

The following table sets forth gross loans by major categories for the periods indicated:

	At December 31,
(dollars in thousands)	2019	2018	2017	2016	2015

Commercial real estate	$613,631	$515,738	$433,304	$378,519	$379,259
Construction and land development	121,395	121,042	104,617	61,453	29,861
Commercial and industrial	223,906	200,423	173,343	174,744	145,113
Owner occupied real estate	424,400	367,895	309,838	276,986	188,025
Consumer and other	101,320	91,152	76,183	63,660	39,713
Residential mortgage	263,444	140,364	64,764	9,682	408
Total loans	$1,748,096	$1,436,614	$1,162,049	$965,044	$782,379

Deferred loan costs (fees)	99	(16)	229	(72)	(439)
Total loans, net of deferred loan fees	$1,748,195	$1,436,598	$1,162,278	$964,972	$781,940

Total loans, net of deferred loan costs, increased $311.6 million, or 22%, to $1.7 billion at December 31, 2019, versus $1.4 billion at December 31, 2018. This growth was the result of an increase in loan demand across all loan categories driven by the successful execution of our relationship banking strategy which focuses on customer service.

Loan Maturity and Interest Rate Sensitivity

The amount of loans outstanding by category as of the dates indicated, which are due in: (i) one year or less, (ii) more than one year through five years, and (iii) over five years, is shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Total
Fixed rate:
1 year or less	$53,008	$5,561	$15,991	$38,198	$952	$-	$113,710
1-5 years	368,783	35,021	84,497	184,678	1,783	-	674,762
After 5 years	171,530	24,104	53,914	120,882	17,008	261,296	648,734
Total fixed rate	593,321	64,686	154,402	343,758	19,743	261,296	1,437,206

Adjustable rate:
1 year or less	$9,377	$34,615	$54,159	$4,033	$767	$-	$102,951
1-5 years	10,382	21,963	10,437	16,897	3,550	-	63,229
After 5 years	551	131	4,908	59,712	77,260	2,148	144,710
Total adjustable rate	20,310	56,709	69,504	80,642	81,577	2,148	310,890

Total	$613,631	$121,395	$223,906	$424,400	$101,320	$263,444	$1,748,096

In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, and at interest rates prevailing at the date of renewal. At December 31, 2019, 82% of total loans were fixed rate compared to 77% at December 31, 2018.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated:

	At December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Loans accruing, but past due 90 days or more	$-	$-	$-	$302	$-
Non-accrual loans:
Commercial real estate	4,159	4,631	8,963	13,089	5,913
Construction and land development	-	-	-	-	117
Commercial and industrial	3,087	3,661	2,895	3,151	3,156
Owner occupied real estate	3,337	1,188	2,136	1,546	2,894
Consumer and other	1,062	861	851	808	542
Residential mortgage	768	-	-	-	-
Total non-accrual loans	12,413	10,341	14,845	18,594	12,622
Total non-performing loans(1)	12,413	10,341	14,845	18,896	12,622
Other real estate owned	1,730	6,223	6,966	10,174	11,313
Total non-performing assets(1)	$14,143	$16,564	$21,811	$29,070	$23,935

Non-performing loans as a percentage of total loans, net of unearned income(1)	0.71%	0.72%	1.28%	1.96%	1.44%
Non-performing assets as a percentage of total assets	0.42%	0.60%	0.94%	1.51%	1.66%

(1) Non-performing loans are comprised of (i) loans that are on non-accrual basis and (ii) accruing loans that are 90 days or more past due. Non-performing assets are composed of non-performing loans and other real estate owned.

Problem loans can consist of loans that are performing, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At December 31, 2019, all identified problem loans included in the preceding table are internally classified and have been evaluated for a specific reserve allocation in the allowance for loan losses (see discussion on “Allowance for Loan Losses”).

Non-performing assets decreased by $2.4 million, or 15%, to $14.1 million at December 31, 2019, compared to $16.6 million at December 31, 2018. An increase in non-performing loans was driven by additions to non-performing loans of $6.4 million during 2019, offset by payments of $1.8 million, charge-offs of $1.4 million and transfers to other real estate owned of $1.2 million. The reduction in other real estate owned was the result of the disposition of a single OREO property totaling $4.9 million.

The following summary shows the impact on interest income of non-accrual loans, subsequent to being placed on non-accrual for the periods indicated:

	For the Year Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Interest income that would have been recorded had the loans been in accordance with their original terms	$548	$498	$590	$1,024	$765
Interest income included in net income	$--	$-	$-	$-	$-

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

A detailed analysis of our allowance for loan losses for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 is as follows:

	For the Year Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015

Balance at beginning of period	$8,615	$8,599	$9,155	$8,703	$11,536
Charge-offs:
Commercial real estate	-	1,603	-	-	2,624
Construction and land development	-	-	-	60	260
Commercial and industrial	1,356	151	1,366	143	408
Owner occupied real estate	-	465	157	1,052	133
Consumer and other	126	219	53	11	-
Residential mortgage	-	-	-	10	-
Total charge-offs	1,482	2,438	1,576	1,276	3,425
Recoveries:
Commercial real estate	-	50	54	6	4
Construction and land development	-	-	-	-	5
Commercial and industrial	217	81	64	163	49
Owner occupied real estate	2	20	-	-	-
Consumer and other	9	3	2	2	34
Residential mortgage	-	-	-	-	-
Total recoveries	228	154	120	171	92
Net charge-offs	1,254	2,284	1,456	1,105	3,333
Provision for loan losses	1,905	2,300	900	1,557	500
Balance at end of period	$9,266	$8,615	$8,599	$9,155	$8,703

Average loans outstanding(1)	$1,544,904	$1,340,117	$1,090,851	$936,492	$820,820

As a percent of average loans:(1)
Net charge-offs	0.08%	0.17%	0.13%	0.12%	0.41%
Provision for loan losses	0.12%	0.17%	0.08%	0.17%	0.06%
Allowance for loan losses	0.60%	0.64%	0.79%	0.98%	1.06%

Allowance for loan losses to:
Total loans, net of unearned income	0.53%	0.60%	0.74%	0.95%	0.99%
Total non-performing loans	74.65%	83.31%	57.93%	48.45%	68.95%

(1) Includes non-accruing loans.

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. We recorded a loan loss provision in the amount of $1.9 million in 2019 compared to a $2.3 million provision in 2018. The decrease in the provision during 2019 was driven a decrease in the allowance required for loans individually evaluated for impairment. The ratio of non-performing assets to total assets declined to 0.42% as of December 31, 2019 compared to 0.60% as of December 31, 2018. Net charge-offs as a percentage of average loans outstanding declined to 0.08% for the year ended December 31, 2019 from 0.17% for the year ended December 31, 2018.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 75% at December 31, 2019 as compared to 83% at December 31, 2018 and 58% at December 31, 2017. The decrease in the coverage ratio during 2019 was mainly driven by the decrease in the allowance required for loans individually evaluated for impairment. All loans individually evaluated for impairment are adequately secured with collateral and/or specific reserves. Coverage is considered adequate by management as of December 31, 2019.

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

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category. The amount of non-performing loans for which partial charge-offs have been recorded during the year amounted to $3.6 million at December 31, 2019 compared to $4.4 million at December 31, 2018. This decrease was primarily driven by full charge-offs during 2019.

Our charge-off policy is reviewed on an annual basis and updated as necessary. During the twelve months ended December 31, 2019, there have been no changes made to this policy.

We have an existing loan review program, which monitors the loan portfolio on an ongoing basis. A loan review officer who reviews both the loan portfolio and overall adequacy of the allowance for loan losses conducts this loan review on a quarterly basis and reports directly to the Board of Directors.

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at December 31, 2019. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

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

The allocation of the allowance for loan losses for the past five years is as follows:

	At December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial real estate	$3,043	35.1%	$2,462	35.9%	$3,774	37.3%	$3,254	39.2%	$2,393	40.0%
Construction and land development	688	6.9%	777	8.4%	725	9.0%	557	6.4%	338	5.3%
Commercial and industrial	931	12.8%	1,754	14.0%	1,317	14.9%	2,884	18.1%	2,932	20.8%
Owner occupied real estate	2,292	24.3%	2,033	25.6%	1,737	26.7%	1,382	28.7%	2,030	28.1%
Consumer and other	590	5.8%	577	6.3%	573	6.5%	588	6.6%	295	5.5%
Residential mortgage	1,705	15.1%	894	9.8%	392	5.6%	58	1.0%	14	0.3%
Unallocated	17	-	118	-	81	-	432	-	701	-
Total allowance for loan losses	$9,266	100%	$8,615	100%	$8,599	100%	$9,155	100%	$8,703	100%

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

A loan is considered impaired, in accordance with ASC 310, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans.  As of December 31, 2019, management identified a total of one troubled debt restructuring in the loan portfolio in the amount of $6.2 million. Five troubled debt restructurings in the amount of $7.8 million were identified as of December 31, 2018.

The following table presents our impaired loans at December 31, 2019, 2018, and 2017:

(dollars in thousands)		December 31,
	2019	2018	2017
Impaired loans without a valuation allowance	$12,862	$10,602	$15,270
Impaired loans with a valuation allowance	6,020	7,428	9,446
Total impaired loans	$18,882	$18,030	$24,716

Valuation allowance related to impaired loans	$556	$1,473	$2,790
Total nonaccrual loans	12,413	10,341	14,845
Total loans past-due ninety days or more and still accruing	-	-	-

For the years ended December 31, 2019, 2018, and 2017, the average recorded investment in impaired loans was approximately $18.1 million, $22.8 million, and $25.4 million, respectively.  Republic earned $386,000, $451,000, and $607,000 of interest income on impaired loans (internally classified accruing loans) in 2019, 2018, and 2017, respectively.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

Total impaired loans increased by $852,000, or 5%, during the year ended December 31, 2019. This increase was primarily loans determined to be impaired during 2019. The valuation allowance related to impaired loans decreased to $556,000 at December 31, 2019 compared to $1.5 million at December 31, 2018. At December 31, 2019 and 2018, internally classified accruing loans totaled approximately $2.3 million and $3.7 million, respectively.

The following table presents our 30 to 89 days past due loans at December 31, 2019, 2018, and 2017:

(dollars in thousands)	December 31,
	2019	2018	2017
30 to 59 days past due	$112	$1,135	$1,113
60 to 89 days past due	1,823	1,574	-
Total loans 30 to 89 days past due	$1,935	$2,709	$1,113

Management has engaged in active discussions with all delinquent relationships to address delinquencies and is confident that acceptable resolutions will be achieved in the near term.

Deposits

Total deposits at December 31, 2019 were $3.0 billion, an increase of $606.3 million or 25% from total deposits of $2.4 billion at December 31, 2018. Total deposits by account type at December 31, 2019, 2018, and 2017 are as follows:

(dollars in thousands)	At December 31,
	2019	2018	2017
Demand deposits, non-interest bearing	$661,431	$519,056	$438,500
Demand deposits, interest bearing	1,352,360	1,042,561	807,736
Money market & savings deposits	761,793	676,993	700,322
Time deposits	223,579	154,257	116,737
Total deposits	$2,999,163	$2,392,867	$2,063,295

In general, Republic pays higher interest rates on time deposits compared to other deposit categories. Republic’s various deposit liabilities may fluctuate from period-to-period, reflecting customer behavior and strategies to optimize net interest income. The increase in total deposits to $3.0 billion at December 31, 2019 from $2.4 billion at December 31, 2018 was primarily the result of a $452.2 million increase in demand deposits, which reflects the success of our strategy based on a high level of customer service and satisfaction, which drives the gathering of low-cost core deposits. This strategy has also allowed us to eliminate our dependence on the more volatile source of funding in brokered and internet based certificates of deposit.

The average balances and weighted average rates of Republic’s deposits for the last three years are as follows:

	For the Years Ended December 31,
	2019		2018		2017
(dollars in thousands)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposits:
Non-interest bearing	$555,385		$488,995		$372,171
Interest bearing	1,184,530	1.32%	918,508	0.87%	687,586	0.44%
Money market & savings deposits	705,445	0.98%	697,135	0.70%	629,464	0.50%
Time deposits	190,567	2.02%	128,892	1.23%	110,952	1.12%
Total deposits	$2,635,927	1.00%	$2,233,530	0.65%	$1,800,173	0.41%

The remaining maturity of certificates of deposit for $100,000 or more as of December 31, 2019 is as follows:

(dollars in thousands)
Maturity:
3 months or less	$24,262
3 to 6 months	68,026
6 to 12 months	51,984
Over 12 months	41,623
Total	$185,895

The following is a summary of the remaining maturity of time deposits, which includes certificates of deposits of $100,000 or more, as of December 31, 2019:

(dollars in thousands)
Maturity:
2020	$170,562
2021	50,079
2022	1,130
2023	1,071
2024	737
Thereafter	-
Total	$223,579

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $329.9 million and $286.4 million and standby letters of credit of approximately $17.2 million and $13.9 million at December 31, 2019 and 2018, respectively. Commitments often expire without being drawn upon. The $329.9 million of commitments to extend credit at December 31, 2019, substantially all were variable rate commitments.

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

Contractual Obligations and Other Commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2019:

(dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Minimum annual rentals or non-cancellable operating leases	$99,355	$7,221	$11,385	$10,028	$70,721
Branch construction commitments	5,300	5,300	-	-	-
Remaining contractual maturities of time deposits	225,175	172,158	51,209	1,808	-
Subordinated debt	11,375	34	-	-	11,341
Director and Officer retirement plan obligations	1,111	672	103	104	232
Loan commitments	329,874	144,236	48,068	34,690	102,880
Standby letters of credit	17,211	16,279	932	-	-
Total	$689,401	$345,900	$111,697	$46,630	$185,174

As of December 31, 2019, we had entered into non-cancelable lease agreements for our main office and operations center, seventeen current and pending retail branch facilities, five loan offices, one storage facility, and thirteen equipment leases expiring on various dates through December 31, 2058. The leases are accounted for as operating leases. The minimum rental payments required under these leases are $99.4 million through the year 2058.

We have retirement plan agreements with certain directors and officers. At December 31, 2019, the accrued benefits under the plan were approximately $1.1 million, with a minimum age of 65 established to qualify for the payments.

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

The following tables present a summary of our GAP analysis at December 31, 2019.  Amounts shown in the table include both estimated maturities and instruments scheduled to re-price, including prime based loans.  For purposes of these tables, we have used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally, certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities.

Interest Rate Sensitivity Gap
As of December 31, 2019
(dollars in thousands)	0 – 90 Days	91-180 Days	181-365 Days	1-2 Years	2-3 Years	3-5 Years	More than 5 Years	Financial Statement Total	Fair Value

Interest sensitive assets:
Investment securities and other interest-bearing balances	$301,719	$96,337	$121,419	$163,180	$116,077	$167,639	$357,490	$1,323,861	$1,322,292
Loans receivable	401,153	73,232	148,363	248,266	208,621	358,606	300,688	1,738,929	1,731,876
Total	$702,872	$169,569	$269,782	$411,446	$324,698	$526,245	$658,178	$3,062,790	$3,054,168
Cumulative totals	$702,872	$872,441	$1,142,223	$1,553,669	$1,878,367	$2,404,612	$3,062,790

Interest sensitive liabilities:
Demand interest bearing(1)	$1,352,360	$-	$-	$-	$-	$-	-	$1,352,360	$1,352,360
Savings accounts(1)	216,793	-	-	-	-	-	-	216,793	216,793
Money market accounts(1)	545,000	-	-	-	-	-	-	545,000	545,000
Time deposits	32,414	72,487	65,661	50,079	1,130	1,808	-	223,579	224,095
Subordinated debt	11,265	-	-	-	-	-	-	11,265	8,540
Total	$2,157,832	$72,487	$65,661	$50,079	$1,130	$1,808	-	$2,348,997	$2,346,788
Cumulative totals	$2,157,832	$2,230,319	$2,295,980	$2,346,059	$2,347,189	$2,348,997	2,348,997

Interest rate sensitivity GAP	$(1,454,960)	$97,082	$204,121	$361,367	$323,568	$524,437	658,178
Cumulative GAP	$(1,454,960)	$(1,357,878)	$(1,153,757)	$(792,390)	$(468,822)	$55,615	713,793
Interest sensitive assets/Interest sensitive liabilities	32.57%	39.12%	49.75%	66.22%	80.03%	102.37%	130.39%
Cumulative GAP/ Total earning assets	(47.50)%	(44.33)%	(37.67)%	(25.87)%	(15.31)%	1.82%	23.31%

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

Net Portfolio Value and Net Interest Income Analysis

The income simulation models management used to measure interest rate risk and manage interest rate sensitivity generates estimates of the change in net portfolio value (NPV) and net interest income (NII) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of December 31, 2019 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated (dollars in thousands):

Change in Interest Rates in	Net Portfolio Value			NPV as a % of Portfolio Value of Assets
Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change (in Basis Points)

+400	$498,587	$(28,681)	(5.44)%	17.04%	120
+300	533,717	6,449	1.22%	17.60%	176
+200	555,758	28,490	5.40%	17.72%	188
+100	560,188	32,920	6.24%	17.29%	145
Static	527,268	-	0.00%	15.84%	-
-100	464,134	(63,134)	(11.97)%	13.65%	(219)

In addition to modeling changes in NPV, we also analyze potential changes to NII for a forecasted twelve-month period under rising and falling interest rate scenarios. The following table shows the NII model as of December 31, 2019 (dollars in thousands):

Change in Interest Rates in Basis Points(1)	Net Interest Income	$ Change	% Change

+400	$81,477	(2,125)	(2.54)%
+300	83,011	(591)	(0.71)%
+200	84,132	530	0.63%
+100	84,782	1,180	1.41%
Static	83,602	-	0.00%
-100	80,201	(3,401)	(4.06)%

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

Deferred issuance costs included in subordinated debt were $76,000 and $82,000 at December 31, 2019 and December 31, 2018, respectively. Amortization of deferred issuance costs were $6,000, $6,000, and $29,000 for the years ended December 31, 2019, 2018, and 2017, respectively. Deferred issuance costs in the amount of $467,000 were recorded against additional paid in capital during the first quarter of 2018 as a result of the conversion of trust preferred securities into common stock in accordance with ASC 470-20.

Shareholders’ equity as of December 31, 2019 totaled approximately $249.2 million compared to approximately $245.2 million as of December 31, 2018. The book value per share of our common stock increased to $4.23 as of December 31, 2019, based upon 58,842,778 shares outstanding, from $4.17 as of December 31, 2018, based upon 58,789,228 shares outstanding at December 31, 2018. Outstanding shares are adjusted for treasury stock and deferred compensation plan shares.

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

Management believes that the Company and Republic met, as of December 31, 2019 and 2018, all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed Republic’s category.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

The following table presents the Company’s and Republic’s capital regulatory ratios calculated based on Basel III guidelines at December 31, 2019 and 2018:

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2019:

Total risk based capital
Republic	$252,307	11.94%	$169,016	8.00%	$221,833	10.50%	$211,270	10.00%
Company	261,759	12.37%	169,251	8.00%	222,141	10.50%	-	-%
Tier one risk based capital
Republic	243,041	11.50%	126,762	6.00%	179,579	8.50%	169,016	8.00%
Company	252,493	11.93%	126,938	6.00%	179,829	8.50%	-	-%
CET 1 risk based capital
Republic	243,041	11.50%	95,071	4.50%	147,889	7.00%	137,325	6.50%
Company	241,493	11.41%	95,203	4.50%	148,094	7.00%	-	-%
Tier one leveraged capital
Republic	245,158	7.54%	128,935	4.00%	128,935	4.00%	161,169	5.00%
Company	249,168	7.83%	129,058	4.00%	129,058	4.00%	-	-%

At December 31, 2018:

Total risk based capital
Republic	$231,610	13.26%	$139,722	8.00%	$172,489	9.875%	$174,652	10.00%
Company	262,964	15.03%	140,009	8.00%	172,824	9.875%	-	-%
Tier one risk based capital
Republic	222,995	12.77%	104,791	6.00%	137,539	7.875%	139,722	8.00%
Company	254,349	14.53%	105,007	6.00%	137,821	7.875%	-	-%
CET 1 risk based capital
Republic	222,995	12.77%	78,594	4.50%	111,341	6.375%	113,524	6.50%
Company	243,349	13.90%	78,755	4.50%	111,570	6.375%	-	-%
Tier one leveraged capital
Republic	222,995	8.21%	108,685	4.00%	108,685	4.00%	135,857	5.00%
Company	254,349	9.35%	108,800	4.00%	108,800	4.00%	-	-%

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $168.3 million at December 31, 2019, compared to $72.5 million at December 31, 2018. Loan maturities and repayments are another source of asset liquidity. At December 31, 2019, Republic estimated that more than $100 million of loans would mature or repay in the six-month period ending June 30, 2020. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At December 31, 2019, we had outstanding commitments (including unused lines of credit and letters of credit) of $347.1 million. Certificates of deposit scheduled to mature in one year totaled $170.6 million at December 31, 2019. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh. Our maximum borrowing capacity with the FHLB was $860.5 million at December 31, 2019. As of December 31, 2019, we had no outstanding overnight borrowings. At December 31, 2019, FHLB had issued a letter on Republic’s behalf, totaling $150.0 million against our available credit. As of December 31, 2018, we had outstanding overnight borrowings of $91.4 million at an interest rate of 2.65%. At December 31, 2018, FHLB had issued a letter on Republic’s behalf, totaling $100.0 million against our available credit. We also established a contingency line of credit of $10.0 million with ACBB and a Fed Funds line of credit with Zions Bank in the amount of $15.0 million to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit or the Zions Fed Funds line at both December 31, 2019 and December 31, 2018.

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

Shareholders and Board of Directors

Republic First Bancorp, Inc.

Philadelphia, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Republic First Bancorp, Inc. (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Philadelphia, Pennsylvania

March 16, 2020

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2019 and 2018

(Dollars in thousands, except per share data)

	December 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$41,928	$35,685
Interest bearing deposits with banks	126,391	36,788
Cash and cash equivalents	168,319	72,473

Investment securities available for sale, at fair value	539,042	321,014
Investment securities held to maturity, at amortized cost (fair value of $653,109 and $747,323, respectively)	644,842	761,563
Restricted stock, at cost	2,746	5,754
Mortgage loans held for sale, at fair value	10,345	20,887
Other loans held for sale	3,004	5,404
Loans receivable (net of allowance for credit losses of $9,266 and $8,615, respectively)	1,738,929	1,427,983
Premises and equipment, net	116,956	87,661
Other real estate owned, net	1,730	6,223
Accrued interest receivable	9,934	9,025
Operating lease right-of-use asset	64,805	-
Goodwill	5,011	5,011
Other assets	35,627	30,299
Total Assets	$3,341,290	$2,753,297

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$661,431	$519,056
Demand – interest bearing	1,352,360	1,042,561
Money market and savings	761,793	676,993
Time deposits	223,579	154,257
Total Deposits	2,999,163	2,392,867
Short-term borrowings	-	91,422
Accrued interest payable	1,630	558
Other liabilities	11,208	12,002
Operating lease liability	68,856	-
Subordinated debt	11,265	11,259
Total Liabilities	3,092,122	2,508,108

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 59,371,623 as of December 31, 2019 and 59,318,073 as of December 31, 2018; shares outstanding 58,842,778 as of December 31, 2019 and 58,789,228 as of December 31, 2018	594	593
Additional paid in capital	272,039	269,147
Accumulated deficit	(12,216)	(8,716)
Treasury stock at cost (503,408 shares as of December 31, 2019 and December 31, 2018)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of December 31, 2019 and December 31, 2018)	(183)	(183)
Accumulated other comprehensive loss	(7,341)	(11,927)
Total Shareholders’ Equity	249,168	245,189
Total Liabilities and Shareholders’ Equity	$3,341,290	$2,753,297

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2019, 2018, and 2017

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Interest income
Interest and fees on taxable loans	$72,808	$62,502	$48,993
Interest and fees on tax-exempt loans	1,689	1,543	1,101
Interest and dividends on taxable investment securities	27,459	26,677	19,643
Interest and dividends on tax-exempt investment securities	337	505	535
Interest on federal funds sold and other interest-earning assets	2,571	847	577
Total interest income	104,864	92,074	70,849
Interest expense
Demand- interest bearing	15,621	7,946	3,020
Money market and savings	6,796	4,898	3,160
Time deposits	3,850	1,588	1,238
Other borrowings	790	1,738	1,366
Total interest expense	27,057	16,170	8,784
Net interest income	77,807	75,904	62,065
Provision for loan losses	1,905	2,300	900
Net interest income after provision for loan losses	75,902	73,604	61,165
Non-interest income
Loan and servicing fees	1,568	1,401	1,614
Mortgage banking income	10,125	10,233	11,170
Gain on sales of SBA loans	3,187	3,105	3,378
Service fees on deposit accounts	7,541	5,476	3,904
Gain (loss) on sale of investment securities	1,103	(67)	(146)
Other non-interest income	214	174	177
Total non-interest income	23,738	20,322	20,097
Non-interest expenses
Salaries and employee benefits	53,888	44,082	37,959
Occupancy	11,565	8,046	7,156
Depreciation and amortization	6,482	5,447	4,618
Legal	1,335	985	984
Other real estate owned	2,109	1,588	4,092
Appraisal and other loan expenses	1,829	1,840	1,878
Advertising	1,930	1,211	1,279
Data processing	5,220	3,855	3,134
Insurance	1,070	996	982
Professional fees	2,589	2,048	1,893
Debit card processing	2,467	1,868	1,264
Regulatory assessments and costs	1,228	1,675	1,367
Taxes, other	837	796	817
Other operating expenses	11,941	9,284	7,853
Total non-interest expense	104,490	83,721	75,276
Income (loss) before benefit for income taxes	(4,850)	10,205	5,986
Provision (benefit) for income taxes	(1,350)	1,578	(2,919)
Net income (loss)	$(3,500)	$8,627	$8,905
Net income (loss) per share
Basic	$(0.06)	$0.15	$0.16
Diluted	$(0.06)	$0.15	$0.15

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2019, 2018, and 2017

(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017

Net income (loss)	$(3,500)	$8,627	$8,905

Other comprehensive , net of tax
Unrealized gain/(loss) on securities (pre-tax $5,120, $5,364, and $(646), respectively)	4,284	3,927	(413)
Reclassification adjustment for securities losses (gains) (pre-tax $(1,103), $67 and $146, respectively)	(823)	49	94
Net unrealized gains/(losses) on securities	3,461	3,976	(319)
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity (pre-tax $-, $(9,362), $-, respectively)	-	(6,855)	-
Amortization of net unrealized holding losses during the period (pre-tax $1,658, $137, and $163, respectively)	1,125	101	104

Total other comprehensive income (loss)	4,586	(2,778)	(215)

Total comprehensive income	$1,086	$5,849	$8,690

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019, 2018, and 2017

(Dollars in thousands)

	2019	2018	2017
Cash flows from operating activities
Net (loss) income	$(3,500)	$8,627	$8,905
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for loan losses	1,905	2,300	900
Write down of other real estate owned	286	563	3,000
Depreciation and amortization	6,482	5,447	4,618
Deferred income taxes	1,744	1,527	(5,056)
Stock based compensation	2,632	2,116	1,842
Loss (gain) on sale of investment securities	(1,103)	67	146
Amortization of premiums on investment securities	3,730	2,878	2,469
Accretion of discounts on retained SBA loans	(1,411)	(1,332)	(1,088)
Fair value adjustments on SBA servicing assets	1,364	1,458	1,187
Proceeds from sales of SBA loans originated for sale	46,951	42,726	42,269
SBA loans originated for sale	(41,364)	(42,700)	(37,062)
Gains on sales of SBA loans originated for sale	(3,187)	(3,105)	(3,378)
Proceeds from sales of mortgage loans originated for sale	335,991	322,264	311,187
Mortgage loans originated for sale	(317,881)	(291,870)	(321,222)
Fair value adjustment for mortgage loans originated for sale	454	513	(846)
Gains on mortgage loans originated for sale	(8,117)	(8,378)	(8,128)
Amortization of intangible assets	-	-	61
Amortization of debt issuance costs	6	6	29
Non-cash expense related to leases	1,128	-	-
Increase in accrued interest receivable and other assets	(8,464)	(5,047)	(2,330)
Net increase in accrued interest payable and other liabilities	1,687	1,570	1,513
Net cash provided by (used in) operating activities	19,333	39,630	(984)

Cash flows from investing activities
Purchase of investment securities available for sale	(338,500)	(149,209)	(165,065)
Purchase of investment securities held to maturity	-	(123,265)	(89,350)
Proceeds from the sale of securities available for sale	54,742	6,439	31,197
Proceeds from the paydown, maturity, or call of securities available for sale	69,012	48,796	48,547
Proceeds from the paydown, maturity, or call of securities held to maturity	116,486	63,565	37,315
Net redemption (purchase) of restricted stock	3,008	(3,836)	(552)
Net increase in loans	(312,665)	(275,587)	(197,965)
Net proceeds from sale of other real estate owned	5,072	495	499
Premises and equipment expenditures	(35,777)	(18,161)	(22,525)
Net cash used in investing activities	(438,622)	(450,763)	(357,899)

Cash flows from financing activities
Net proceeds from exercise of stock options	261	670	646
Net increase in demand, money market and savings deposits	536,974	292,053	380,052
Net increase in time deposits	69,322	37,519	5,573
Increase (repayment) in short-term borrowings	(91,422)	91,422	-
Net cash provided by financing activities	515,135	421,664	386,271

Net increase in cash and cash equivalents	95,846	10,531	27,388
Cash and cash equivalents, beginning of year	72,473	61,942	34,554
Cash and cash equivalents, end of year	$168,319	$72,473	$61,942

Supplemental disclosures
Interest paid	$25,985	$15,905	$8,935
Income taxes paid	$-	$-	$75
Non-cash transfers from loans to other real estate owned	$1,225	$315	$291
Conversion of subordinated debt to common stock	$-	$10,094	$229
Transfer of available-for-sale securities to held-to-maturity securities	$-	$230,094	$-

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2019, 2018, and 2017

(Dollars in thousands)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance January 1, 2017	$573	$253,570	$(27,888)	$(3,725)	$(183)	$(7,294)	$215,053

Net income			8,905				8,905
Other comprehensive loss, net of tax						(215)	(215)
Stock based compensation		1,842					1,842
Conversion of subordinated debt to common stock (36,922 shares)		229					229
Options exercised (197,975 shares)	2	644					646

Balance December 31, 2017	575	256,285	(18,983)	(3,725)	(183)	(7,509)	226,460

Reclassification due to the adoption of ASU 2018-02			1,640			(1,640)	-
Net income			8,627				8,627
Other comprehensive loss, net of tax						(2,778)	(2,778)
Stock based compensation		2,116					2,116
Conversion of subordinated debt to common stock (1,624,614 shares)	16	10,078					10,094
Options exercised (174,850 shares)	2	668					670

Balance December 31, 2018	593	269,147	(8,716)	(3,725)	(183)	(11,927)	245,189

Net loss			(3,500)				(3,500)
Other comprehensive income, net of tax						4,586	4,586
Stock based compensation		2,632					2,632
Options exercised (53,550 shares)	1	260					261

Balance December 31, 2019	$594	$272,039	$(12,216)	$(3,725)	$(183)	$(7,341)	$249,168

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Nature of Operations

Republic First Bancorp, Inc. (the “Company”) is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. It is comprised of one wholly-owned subsidiary, Republic First Bank, which does business under the name of Republic Bank (“Republic”). Republic is a Pennsylvania state chartered bank that offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia, Southern New Jersey, and New York City markets through its offices and store locations in Philadelphia, Montgomery, Delaware, Bucks, Camden, Burlington, Atlantic, Gloucester, and New York Counties. On July 28, 2016, Republic acquired all of the issued and outstanding limited liability company interests of Oak Mortgage Company, LLC (“Oak Mortgage”) and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. Oak Mortgage is headquartered in Marlton, NJ and is licensed to do business in Pennsylvania, Delaware, New Jersey, and Florida. On January 1, 2018, Oak Mortgage was merged into Republic and restructured as a division of Republic. The Oak Mortgage name is still utilized for marketing and branding purposes. The Company also has two unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of two separate issuances of trust preferred securities.

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

Significant estimates are made by management in determining the allowance for credit losses, carrying values of other real estate owned, assessment of other than temporary impairment (“OTTI”) of investment securities, fair value of financial instruments, and the realization of deferred income tax assets. Consideration is given to a variety of factors in establishing these estimates.

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

Restrictions on Cash and Due from Banks

Republic is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods that include December 31, 2019 and 2018 were approximately $57.2 million and $51.4 million, respectively. These requirements were satisfied through the restriction of vault cash and a balance held by the Federal Reserve Bank of Philadelphia.

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

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, was carried at cost as of December 31, 2019 and 2018. As of those dates, restricted stock consisted of investments in the capital stock of the FHLB of Pittsburgh and Atlantic Community Bankers Bank (“ACBB”).  The required investment in the capital stock of the FHLB is calculated based on outstanding loan balances and open credit facilities with the FHLB. Excess investments are returned to Republic on a quarterly basis.

At December 31, 2019 and December 31, 2018, the investment in FHLB stock totaled $2.6 million and $5.6 million, respectively. The increase was due primarily to a higher membership stock requirement by FHLB at December 31, 2018 which resulted in a higher required investment as of that date. At both December 31, 2019 and December 31, 2018, ACBB stock totaled $143,000.

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

 Interest Rate Lock Commitments

Mortgage loan commitments known as interest rate locks that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance FASB ASC 815, Derivatives and Hedging. Loan commitments that are classified as derivatives are recognized at fair value on the balance sheet as other assets and other liabilities with changes in their fair values recorded as mortgage banking income and included in non-interest income in the statements of income. Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. Republic is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Republic uses best efforts commitments to substantially eliminate these risks. The valuation of the IRLCs issued by Republic includes the value of the servicing released premium. Republic sells loans where the servicing is released, and the servicing released premium is included in the market price. See Note 23 Derivatives and Risk Management Activities for further detail of IRLCs.

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

On January 1, 2018, Oak Mortgage operations were restructured as a division of Republic and all assets, liabilities, contracts, employees and activity were merged into the Republic. As a result of this restructuring, the Company re-evaluated its reporting unit structure and determined that as of July 31, 2018 there were no longer two reporting units but rather a sole reporting unit in Republic Bank. As of July 31, 2019, the Company elected to perform a Step One Test for goodwill impairment. The fair value of the reporting unit was higher than the book value and, therefore, no Step Two analysis was required. Goodwill totaled $5.0 million as of December 31, 2019 and 2018, respectively.

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

Residential mortgage loans are secured by one to four family dwelling units. This group consists of first mortgages and are originated primarily at loan to value ratios of 80% or less.

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

For commercial, consumer, and residential loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

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

Guarantees

The Company accounts for guarantees in accordance with ASC 815 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.  ASC 815 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has financial and performance letters of credit.  Financial letters of credit require the Company to make payment if the customer’s financial condition deteriorates, as defined in the agreements.   Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations.  The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2019 is $17.2 million and they expire as follows: $16.3 million in 2020 and $932,000 in 2021.  Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. There was no liability for guarantees under standby letters of credit as of December 31, 2019 and December 31, 2018.

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

Operating Leases

The Company enters into lease agreements to obtain the right to use assets for its business operations, substantially all of which are real estate. Lease liabilities and ROU assets are recognized when the Company enters into operating leases and represent its obligations and rights to use these assets over the period of the leases and may be re-measured for certain modifications, resolution of certain contingencies involving variable consideration, or its exercise of options (renewal, extension, or termination) under the lease.

Operating lease liabilities include fixed and in-substance fixed payments for the contractual duration of the lease, adjusted for renewals or terminations which were considered probable of exercise when measured. During 2019, one lease term for real property was extended, for which the extension was considered probable at the time of measurement. The lease payments are discounted using a rate determined when the lease is recognized. As the Company typically does not know the discount rate implicit in the lease, the Company estimates a discount rate that it believes approximates a collateralized borrowing rate for the estimated duration of the lease. The discount rate is updated when re-measurement events occur. The related operating lease ROU assets may differ from operating lease liabilities due to initial direct costs, deferred or prepaid lease payments and lease incentives.

The amortization of operating lease ROU assets and the accretion of operating lease liabilities are reported together as fixed lease expense and are included in net occupancy expense within noninterest expense. The fixed lease expense is recognized on a straight-line basis over the life of the lease.

The Company has elected to exclude leases with original terms of less than one year from the operating lease ROU assets and lease liabilities. The Company has no agreements that qualified as a short-term lease. The related short-term lease expense would be included in net occupancy expense.

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

Stock Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“the 2005 Plan”), under which the Company granted options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company’s 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of December 31, 2019, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company’s stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company’s shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At December 31, 2019, the maximum number of common shares issuable under the 2014 Plan was 6.4 million shares. Compensation cost for all option awards is calculated and recognized over the vesting period of the option awards. If the service conditions are not met, the Company reverses previously recorded compensation expense upon forfeiture. The Company’s accounting policy election is to recognize forfeitures as they occur.

Earnings Per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plans for the twelve months ended December 31, 2019 and 2018. CSEs previously consisted of dilutive stock options granted through the Company’s stock option plans and convertible securities related to the trust preferred securities issued in 2008 for the twelve months ended December 31, 2017. The convertible securities related to trust preferred securities issued in 2008 fully converted to common stock in 2018. There was no interest expense in 2018 related to the trust preferred securities issuance. In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance would normally be added back to the net income for the twelve months ended December 31, 2017. However, the effect of CSEs (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculations. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive.

The calculation of EPS for the years ended December 31, 2019, 2018, and 2017 is as follows:

(dollars in thousands, except per share amounts)	2019	2018	2017

Net income (loss) - basic and diluted	$(3,500)	$8,627	$8,905

Weighted average shares outstanding	58,833	58,358	56,933

Net income (loss) per share – basic	$(0.06)	$0.15	$0.16

Weighted average shares outstanding (including dilutive CSEs)	58,833	59,407	58,250

Net income (loss) per share – diluted	$(0.06)	$0.15	$0.15

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

(in thousands)	2019	2018	2017

Anti-dilutive securities

Share based compensation awards	4,979	2,813	1,689

Convertible securities	-	-	1,625

Total anti-dilutive securities	4,979	2,813	3,314

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

Trust Preferred Securities

The Company has sponsored two outstanding issues of corporation-obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the corporation, more commonly known as trust preferred securities. The subsidiary trusts are not consolidated with the Company for financial reporting purposes.  The purpose of the issuances of these securities was to increase capital.  The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital. See Note 8 “Borrowings” for further information regarding the issuances.

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

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company is currently evaluating the impact of this ASU, continuing its implementation efforts and reviewing the loss modeling requirements consistent with lifetime expected loss estimates. Calculations of expected losses under the new guidance were run parallel to the calculations under existing guidance to assess and evaluate the potential impact to the Company’s financial statements.  The new model includes different assumptions used in calculating credit losses, such as estimating losses over the estimated life of a financial asset and considers expected future changes in macroeconomic conditions. The adoption of this ASU may result in an increase to the Company's allowance for loan losses which will depend upon the nature and characteristics of the Company's loan portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at that date. The Company expects an initial increase to the allowance for credit losses, in the range of 0% to 11% of the December 31, 2019 allowance for credit losses, or an incremental increase to the allowance for credit losses in the range of $0 up to approximately $1.0 million. When finalized, this one-time increase as a result of the adoption of ASU 2016-13 will be recorded, net of tax, as an adjustment to retained earnings effective January 1, 2020. This estimate is subject to change based on continuing refinement and validation of the model and methodologies. For the Company, this update became effective January 1, 2020.

ASU 2017-08

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. The ASU was effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Earlier application is permitted for all entities, including adoption in an interim period. If an entity early adopts the ASU in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2017-08 did not have a material impact on the consolidated financial statements.

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

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at December 31, 2019 and 2018 is as follows:

	At December 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$38,743	$1	$(439)	$38,305
Collateralized mortgage obligations	329,492	2,368	(422)	331,438
Agency mortgage-backed securities	98,953	82	(98)	98,937
Municipal securities	4,064	18	-	4,082
Corporate bonds	69,499	79	(3,298)	66,280
Total securities available for sale	$540,751	$2,548	$(4,257)	$539,042

U.S. Government agencies	$94,913	$482	$(294)	$95,101
Collateralized mortgage obligations	416,177	7,603	(793)	422,987
Agency mortgage-backed securities	133,752	1,782	(513)	135,021
Total securities held to maturity	$644,842	$9,867	$(1,600)	$653,109

	At December 31, 2018
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$197,812	$567	$(2,120)	$196,259
Agency mortgage-backed securities	39,105	5	(611)	38,499
Municipal securities	20,807	64	(232)	20,639
Corporate bonds	62,583	87	(3,396)	59,274
Asset-backed securities	6,433	-	(90)	6,343
Total securities available for sale	$326,740	$723	$(6,449)	$321,014

U.S. Government agencies	$107,390	$-	$(3,772)	$103,618
Collateralized mortgage obligations	500,690	570	(5,793)	495,467
Agency mortgage-backed securities	153,483	-	(5,245)	148,238
Total securities held to maturity	$761,563	$570	$(14,810)	$747,323

The following table presents investment securities by stated maturity at December 31, 2019. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these securities are classified separately with no specific maturity date.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$3,790	$3,795	$-	$-
After 1 year to 5 years	39,653	39,435	20,048	20,073
After 5 years to 10 years	65,863	62,617	74,865	75,028
After 10 years	3,000	2,820	-	-
Collateralized mortgage obligations	329,492	331,438	416,177	422,987
Agency mortgage-backed securities	98,953	98,937	133,752	135,021
Total	$540,751	$539,042	$644,842	$653,109

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

The Company’s investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities. There were no private label mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) held in the investment securities portfolio as of December 31, 2019 and December 31, 2018. There were also no MBS or CMO securities that were rated “Alt-A” or “sub-prime” as of those dates.

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

The Company regularly evaluates investment securities that are in an unrealized loss position in order to determine if the decline in fair value is other than temporary. Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, the current interest rate environment and the rating of each security. An OTTI loss must be recognized for a debt security in an unrealized loss position if the Company intends to sell the security or it is more likely than not that it will be required to sell the security prior to recovery of the amortized cost basis. The amount of OTTI loss recognized is equal to the difference between the fair value and the amortized cost basis of the security that is attributed to credit deterioration. Accounting standards require the evaluation of the expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, that amount must be recognized against income in the current period. The portion of the unrealized loss related to other factors, such as liquidity conditions in the market or the current interest rate environment, is recorded in accumulated other comprehensive income (loss) for investment securities classified available for sale. There were no impairment charges (credit losses) recorded during the years ended December 31, 2019, 2018, and 2017.

At December 31, 2019 and 2018, investment securities in the amount of approximately $847.1 million and $710.7 million, respectively, were pledged as collateral for public deposits and certain other deposits as required by law.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at December 31, 2019, 2018, and 2017 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2019	2018	2017

Beginning Balance, January 1st	$-	$274	$937
Reductions for securities sold during the period	-	(274)	(663)
Ending Balance, December 31st	$-	$-	$274

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2019 and 2018:

	At December 31, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$28,136	$439	$-	$-	$28,136	$439
Collateralized mortgage obligations	63,384	328	6,164	94	69,548	422
Agency mortgage-backed securities	2,924	13	6,411	85	9,335	98
Municipal securities	-	-	-	-	-	-
Corporate bonds	2,820	180	51,882	3,118	54,702	3,298
Total Available for Sale	$97,264	$960	$64,457	$3,297	$161,721	$4,257

	At December 31, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$33,092	$220	$3,703	$74	$36,795	$294
Collateralized mortgage obligations	24,211	18	64,324	775	88,535	793
Agency mortgage-backed securities	14,044	33	52,132	480	66,176	513
Total Held to Maturity	$71,347	$271	$120,159	$1,329	$191,506	$1,600

	At December 31, 2018
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$58,883	$270	$83,377	$1,850	$142,260	$2,120
Agency mortgage-backed securities	1,134	10	16,768	601	17,902	611
Municipal securities	1,549	7	12,154	225	13,703	232
Corporate bonds	-	-	53,189	3,396	53,189	3,396
Asset backed securities	6,343	90	-	-	6,343	90
Total Available for Sale	$67,909	$377	$165,488	$6,072	$233,397	$6,449

	At December 31, 2018
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$5,351	$26	$98,267	$3,746	$103,618	$3,772
Collateralized mortgage obligations	44,574	475	173,467	5,318	218,041	5,793
Agency mortgage-backed securities	-	-	119,243	5,245	119,243	5,245
Total Held to Maturity	$49,925	$501	$390,977	$14,309	$440,902	$14,810

Unrealized losses on securities in the investment portfolio amounted to $5.9 million with a total fair value of $353.2 million as of December 31, 2019 compared to unrealized losses of $21.3 million with a total fair value of $674.3 million as of December 31, 2018. The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

The Company held nine U.S. Government agency securities, thirty-two collateralized mortgage obligations and seventeen agency mortgage-backed securities that were in an unrealized loss position at December 31, 2019. Principal and interest payments of the underlying collateral for each of these securities carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of December 31, 2019.

All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At December 31, 2019, the investment portfolio had no municipal securities that were in an unrealized loss position.

At December 31, 2019, the investment portfolio included seven corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration. The seven corporate bonds are with four of the largest U.S. financial institutions. Each financial institution is well capitalized.

At December 31, 2018, the investment portfolio included one asset-backed security that was in an unrealized loss position. The asset-backed security held in the investment securities portfolio was a Sallie Mae bond, collateralized by student loans which are guaranteed by the U.S. Department of Education. This security was sold during the first quarter of 2019.

Proceeds associated with the sale of securities available for sale in 2019 were $54.7 million. Gross gains of $1.2 million and gross losses of $67,000 were realized on these sales. The tax provision applicable to the net gains of $1.1 million for the year ended December 31, 2019 amounted to $280,000.

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

In December 2018, twenty-three CMOs and two MBSs with a fair value of $230.1 million that were previously classified as available-for-sale were transferred to the held-to-maturity category. The securities were transferred at fair value. Unrealized losses of $9.4 million associated with the transferred securities will remain in other comprehensive income and be amortized as an adjustment to yield over the remaining life of the securities. At December 31, 2019, the total approximated unrealized loss of $8.1 million remaining to be amortized includes ten securities previously transferred in July 2014.

4.	Loans Receivable

The following table sets forth the Company’s gross loans by major categories as of December 31, 2019 and 2018:

(dollars in thousands)	December 31, 2019	December 31, 2018

Commercial real estate	$613,631	$515,738
Construction and land development	121,395	121,042
Commercial and industrial	223,906	200,423
Owner occupied real estate	424,400	367,895
Consumer and other	101,320	91,152
Residential mortgage	263,444	140,364
Total loans receivable	1,748,096	1,436,614
Deferred costs (fees)	99	(16)
Allowance for loan losses	(9,266)	(8,615)
Net loans receivable	$1,738,929	$1,427,983

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

Included in loans are loans due from directors and other related parties of $13.6 million at December 31, 2019, $13.0 million at December 31, 2018, and $8.9 million at December 31, 2017.  The Board of Directors approves loans to individual directors to conform to our underwriting policies. The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2019, 2018, and 2017.

(dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Balance at beginning of year	$13,029	$8,920	$7,862
Additions	2,064	4,812	1,896
Repayments	(1,500)	(703)	(838)
Balance at end of year	$13,593	$13,029	$8,920

5. Allowances for Loan Losses

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the years ended December 31, 2019, 2018, and 2017:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Year ended December, 2019
Allowance for loan losses:

Beginning balance:	$2,462	$777	$1,754	$2,033	$577	$894	$118	$8,615
Charge-offs	-	-	(1,356)	-	(126)	-	-	(1,482)
Recoveries	-	-	217	2	9	-	-	228
Provisions	581	(89)	316	257	130	811	(101)	1,905
Ending balance	$3,043	$688	$931	$2,292	$590	$1,705	$17	$9,266

Year ended December, 2018
Allowance for loan losses:

Beginning Balance:	$3,774	$725	$1,317	$1,737	$573	$392	$81	$8,599
Charge-offs	(1,603)	-	(151)	(465)	(219)	-	-	(2,438)
Recoveries	50	-	81	20	3	-	-	154
Provisions (credits)	241	52	507	741	220	502	37	2,300
Ending balance	$2,462	$777	$1,754	$2,033	$577	$894	$118	$8,615

Year ended December, 2017
Allowance for loan losses:

Beginning Balance:	$3,254	$557	$2,884	$1,382	$588	$58	$432	$9,155
Charge-offs	-	-	(1,366)	(157)	(53)	-	-	(1,576)
Recoveries	54	-	64	-	2	-	-	120
Provisions (credits)	466	168	(265)	512	36	334	(351)	900
Ending balance	$3,774	$725	$1,317	$1,737	$573	$392	$81	$8,599

     The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of December 31, 2019 and 2018:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2019

Allowance for loan losses:
Individually evaluated for impairment	$265	$-	$23	$268	$-	$-	$-	$556
Collectively evaluated for impairment	2,778	688	908	2,024	590	1,705	17	8,710
Total allowance for loan losses	$3,043	$688	$931	$2,292	$590	$1,705	$17	$9,266

Loans receivable:
Loans evaluated individually	$10,331	$-	$3,087	$3,634	$1,062	$768	$-	$18,882
Loans evaluated collectively	603,300	121,395	220,819	420,766	100,258	262,676	-	1,729,214
Total loans receivable	$613,631	$121,395	$223,906	$424,400	$101,320	$263,444	$-	$1,748,096

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2018

Allowance for loan losses:
Individually evaluated for impairment	$295	$-	$867	$217	$94	$-	$-	$1,473
Collectively evaluated for impairment	2,167	777	887	1,816	483	894	118	7,142
Total allowance for loan losses	$2,462	$777	$1,754	$2,033	$577	$894	$118	$8,615

Loans receivable:
Loans evaluated individually	$10,947	$-	$3,662	$2,560	$861	$-	$-	$18,030
Loans evaluated collectively	504,791	121,042	196,761	365,335	90,291	140,364	-	1,418,584
Total loans receivable	$515,738	$121,042	$200,423	$367,895	$91,152	$140,364	$-	$1,436,614

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans. The following table summarizes information with regard to impaired loans by loan portfolio class as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$6,186	$6,192	$-	$6,332	$6,337	$-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,719	2,989	-	1,655	5,418	-
Owner occupied real estate	2,127	2,275	-	1,905	2,013	-
Consumer and other	1,062	1,375	-	710	1,082	-
Residential mortgage	768	768	-	-	-	-
Total	$12,862	$13,599	$-	$10,602	$14,850	$-

With an allowance recorded:
Commercial real estate	$4,145	$4,667	$265	$4,615	$5,498	$295
Construction and land development	-	-	-	-	-	-
Commercial and industrial	368	383	23	2,007	2,195	867
Owner occupied real estate	1,507	1,521	268	655	704	217
Consumer and other	-	-	-	151	158	94
Residential mortgage	-	-	-	-	-	-
Total	$6,020	$6,571	$556	$7,428	$8,555	$1,473

Total:
Commercial real estate	$10,331	$10,859	$265	$10,947	$11,835	$295
Construction and land development	-	-	-	-	-	-
Commercial and industrial	3,087	3,372	23	3,662	7,613	867
Owner occupied real estate	3,634	3,796	268	2,560	2,717	217
Consumer and other	1,062	1,375	-	861	1,240	94
Residential mortgage	768	768	-	-	-	-
Total	$18,882	$20,170	$556	$18,030	$23,405	$1,473

The following table presents additional information regarding the Company’s impaired loans for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,
	2019		2018		2017

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$6,463	$289	$10,429	$288	$9,579	$366
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,144	5	3,341	52	2,270	37
Owner occupied real estate	1,908	38	2,275	58	1,894	58
Consumer and other	909	20	658	21	801	21
Residential mortgage	461	2	-	-	26	1
Total	$11,885	$354	$16,703	$419	$14,570	$483

With an allowance recorded:
Commercial real estate	$4,281	$1	$3,076	$-	$6,490	$14
Construction and land development	-	-	-	-	-	-
Commercial and industrial	838	-	1,862	6	2,517	68
Owner occupied real estate	1,071	31	969	25	1,390	32
Consumer and other	30	-	191	1	420	10
Residential mortgage	-	-	-	-	-	-
Total	$6,220	$32	$6,098	$32	$10,817	$124

Total:
Commercial real estate	$10,744	$290	$13,505	$288	$16,069	$380
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,982	5	5,203	58	4,787	105
Owner occupied real estate	2,979	69	3,244	83	3,284	90
Consumer and other	939	20	849	22	1,221	31
Residential mortgage	461	2	-	-	26	1
Total	$18,105	$386	$22,801	$451	$25,387	$607

The total average recorded investment on the Company’s impaired loans for the years ended December 31, 2019, 2018, and 2017 were $18.1 million, $22.8 million, and $25.4 million, respectively, and the related interest income recognized for those dates was $386,000, $451,000, and $607,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2019 and 2018:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2019
Commercial real estate	$-	$313	$4,159	$4,472	$609,159	$613,631	$-
Construction and land development	-	-	-	-	121,395	121,395	-
Commercial and industrial	-	50	3,087	3,137	220,769	223,906	-
Owner occupied real estate	-	1,219	3,337	4,556	419,844	424,400	-
Consumer and other	112	241	1,062	1,415	99,905	101,320	-
Residential mortgage	-	-	768	768	262,676	263,444	-
Total	$112	$1,823	$12,413	$14,348	$1,733,748	$1,748,096	$-

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2018
Commercial real estate	$339	$921	$4,631	$5,891	$509,847	$515,738	$-
Construction and land development	-	-	-	-	121,042	121,042	-
Commercial and industrial	280	-	3,661	3,941	196,482	200,423	-
Owner occupied real estate	-	653	1,188	1,841	366,054	367,895	-
Consumer and other	214	-	861	1,075	90,077	91,152	-
Residential mortgage	302	-	-	302	140,062	140,364	-
Total	$1,135	$1,574	$10,341	$13,050	$1,423,564	$1,436,614	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within our internal risk rating system as of December 31, 2019 and 2018:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2019:
Commercial real estate	$609,382	$90	$4,159	$-	$613,631
Construction and land development	121,395	-	-	-	121,395
Commercial and industrial	220,819	-	3,087	-	223,906
Owner occupied real estate	418,997	1,770	3,633	-	424,400
Consumer and other	100,258	-	1,062	-	101,320
Residential mortgage	262,555	121	768	-	263,444
Total	$1,733,406	$1,981	$12,709	$-	$1,748,096

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2018:
Commercial real estate	$510,186	$921	$4,631	$-	$515,738
Construction and land development	121,042	-	-	-	121,042
Commercial and industrial	196,751	10	3,382	280	200,423
Owner occupied real estate	364,032	1,303	2,560	-	367,895
Consumer and other	90,291	-	861	-	91,152
Residential mortgage	140,240	124	-	-	140,364
Total	$1,422,542	$2,358	$11,434	$280	$1,436,614

The following table shows non-accrual loans by class as of December 31, 2019 and 2018:

(dollars in thousands)	December 31, 2019	December 31, 2018

Commercial real estate	$4,159	$4,631
Construction and land development	-	-
Commercial and industrial	3,087	3,661
Owner occupied real estate	3,337	1,188
Consumer and other	1,062	861
Residential mortgage	768	-
Total	$12,413	$10,341

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $548,000, $498,000, and $590,000, for 2019, 2018, and 2017, respectively.

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

The following table summarizes information with regard to outstanding troubled debt restructurings at December 31, 2019 and 2018:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
December 31, 2019
Commercial real estate	1	$6,173	$-	$6,173
Construction and land development	-	-	-	-
Commercial and industrial	-	-	-	-
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	1	$6,173	$-	$6,173

December 31, 2018
Commercial real estate	1	$6,316	$-	$6,316
Construction and land development	-	-	-	-
Commercial and industrial	3	-	1,224	1,224
Owner occupied real estate	1	-	242	242
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	5	$6,316	$1,466	$7,782

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

There were no loan modifications made during the twelve months ended December 31, 2019 and 2018 that met the criteria of a TDR.

After a loan is determined to be a TDR, we continue to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the year ended December 31, 2019. There were three TDRs that subsequently defaulted during the year ended December 31, 2018.

There was one residential mortgage in the process of foreclosure as of December 31, 2019. There were no residential mortgages in the process of foreclosure at December 31, 2018. There was no other real estate owned relating to residential real estate at December 31, 2019 and 2018.

6. Other Real Estate Owned

       Other real estate owned consists of properties acquired as a result of foreclosures or deeds in-lieu-of foreclosure. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. As of December 31, 2019 the balance of OREO is comprised of five properties.

The following table presents a reconciliation of other real estate owned for the years ended December 31, 2019, 2018, and 2017:

(dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Beginning Balance, January 1st	$6,223	$6,966	$10,174
Additions	1,225	315	291
Valuation adjustments	(646)	(563)	(3,000)
Dispositions	(5,072)	(495)	(499)
Ending Balance	$1,730	$6,223	$6,966

7. Premises and Equipment

A summary of premises and equipment is as follows:

(dollars in thousands)	December 31, 2019	December 31, 2018
Land	$18,991	$15,957
Buildings	58,917	49,204
Leasehold improvements	29,898	20,396
Furniture, fixtures and equipment	29,067	21,430
Construction in progress	13,728	8,041
	150,601	115,028
Less accumulated depreciation	(33,645)	(27,367)
Net premises and equipment	$116,956	$87,661

Depreciation expense on premises and equipment amounted to approximately $6.5 million, $5.4 million, and $4.6 million in 2019, 2018, and 2017, respectively. The construction in progress balance of $13.7 million mainly represents costs incurred for the selection and development of future store locations. Of this balance, $5.7 million represents land purchased and land deposits for five future store locations. Contractual construction commitments related to future store locations were $5.3 million as of December 31, 2019.

8.	Borrowings

Republic has a line of credit with the Federal Home Loan Bank (“FHLB”) of Pittsburgh with a maximum borrowing capacity of $860.5 million as of December 31, 2019. As of December 31, 2019 and 2018, there were no fixed term borrowings against this line of credit. There were no overnight borrowings outstanding as of December 31, 2019. As of December 31, 2018, we had overnight borrowings of $91.4 million at a rate of 2.65% against this line of credit. As of December 31, 2019 and 2018, FHLB had issued letters of credit, on Republic’s behalf, totaling $150.0 million and $100.0 million, respectively, against its available credit line, primarily to be used as collateral for public funds deposit balances. There were no fixed term advances outstanding at any month-end during 2019 and 2018.  At December 31, 2019, $1.2 billion of loans collateralized the overnight advance and the letter of credit. The maximum amount of overnight borrowings outstanding at any month-end was $69.0 million in 2019 and $206.9 million in 2018.

Republic also has a line of credit in the amount of $10.0 million available for the purchase of federal funds through the Atlantic Community Bankers Bank (“ACBB”). At December 31, 2019 and 2018, Republic had no amount outstanding against the line at ACBB. There were no overnight advances on this line at any month end in 2019 and 2018.

Republic also established a line of credit with Zions Bank in the amount of $15.0 million to assist in managing our liquidity position during the year ended December 31, 2018. At December 31, 2019 and 2018, Republic had no amount outstanding against the line at Zions Bank. There were no overnight balances on this line at any month end in 2019 and 2018.

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

Deferred issuance costs included in subordinated debt were $76,000 and $82,000 at December 31, 2019 and December 31, 2018, respectively. Amortization of deferred issuance costs were $6,000, $6,000, and $29,000 for the years ended December 31, 2019, 2018, and 2017, respectively. Deferred issuance costs in the amount of $467,000 were recorded against additional paid in capital during the first quarter of 2018 as a result of the conversion of trust preferred securities into common stock in accordance with ASC 470-20.

9.	Deposits

The following is a breakdown, by contractual maturities of the Company’s certificates of deposit for the years 2020 through 2024.

(dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total

Certificates of Deposit	$170,562	$50,079	$1,130	$1,071	$737	$-	$223,579

Certificates of deposit of $250,000 or more totaled $146.8 million and $104.6 million at December 31, 2019 and 2018, respectively.

Deposits of related parties totaled $103.0 million and $102.7 million at December 31, 2019 and 2018, respectively. Brokered deposits totaled $1.0 million and $18.6 million at December 31, 2019 and 2018 respectively. Overdrafts totaled $540,000 and $277,000 at December 31, 2019 and 2018, respectively.

10.	Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2019, 2018, and 2017 consists of the following:

(dollars in thousands)	2019	2018	2017
Current
Federal	$394	$-	$2,137
State	-	51	-
Deferred
Federal	(1,524)	2,006	(5,056)
State	(220)	(479)	-
Total provision (benefit) for income taxes	$(1,350)	$1,578	$(2,919)

The following table reconciles the difference between the actual tax provision and the amount per the statutory federal income tax rate of 21.0% for the year ended December 31, 2019, 21.0% for the year ended December 31, 2018 and 35.0% for the year ended December 31, 2017.

(dollars in thousands)	2019	2018	2017
Tax provision computed at federal statutory rate	$(1,018)	$2,143	$2,095
State income tax, net of federal benefit	(260)	(340)	-
Tax exempt interest	(425)	(430)	(573)
Deferred tax only items	-	199	-
Effect of change in tax rate	-	-	7,661
Deferred tax asset valuation allowance adjustment	-	-	(12,214)
Other	353	6	112
Total provision (benefit) for income taxes	$(1,350)	$1,578	$(2,919)

The significant components of the Company’s net deferred tax asset as of December 31, 2019 and 2018 are as follows:

(dollars in thousands)	2019	2018
Deferred tax assets
Allowance for loan losses	$2,351	$2,185
Deferred compensation	620	591
Unrealized losses on securities available for sale	2,495	3,935
Foreclosed real estate write-downs	996	2,351
Interest income on non-accrual loans	541	615
Net operating loss carryforward	5,123	3,541
Other	2,263	1,472
Total deferred tax assets	14,389	14,690
Deferred tax liabilities
Deferred loan costs	1,138	1,103
Premises and equipment	612	634
Other	-	619
Total deferred tax liabilities	1,750	2,356
Net deferred tax asset	$12,639	$12,334

The Company’s net deferred tax asset increased to $12.6 million at December 31, 2019 compared to $12.3 million at December 31, 2018. The Company began recognizing an increased provision for federal and state income taxes during the first quarter of 2018 after reversing our deferred tax asset valuation allowance during the fourth quarter of 2017. The company initially recorded a deferred tax asset valuation allowance in 2011 and continued to carry this allowance after determining that some portion of the deferred tax asset balance may not be realized within its life cycle based on the weight of available evidence. Adjustments to the valuation allowance resulted in the recognition of a minimal provision for income taxes in each period until its reversal in 2017. The effective tax rates for the years ended December 31, 2019 and 2018 were (28%) and 15%, respectively.

The $12.6 million net deferred tax asset as of December 31, 2019 is comprised of $5.1 million currently recognizable through net operating loss carryforwards (“NOLs”) and $7.5 million attributable to several items associated with temporary timing differences which will reverse at some point in the future to provide a net reduction in tax liabilities. The Company’s largest future reversal relates to its unrealized losses on securities available for sale, which totaled $2.5 million as of December 31, 2019.

The Company evaluates the carrying amount of our deferred tax assets on a quarterly basis or more frequently, if necessary, in accordance with the guidance provided in FASB Accounting Standards Codification Topic 740 (ASC 740), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e. a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and dependent upon estimates and judgments concerning management’s evaluation of both positive and negative evidence.

The Company has a federal NOL in the amount of $17.2 million which will begin to expire after December 31, 2031 if not utilized prior to that date. In order to realize our deferred tax assets, we must generate sufficient taxable income in future years prior to expiration. The $6.9 million NOL generated in 2019 will not expire.

In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available. Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified.

The Company is in a 3-year cumulative profit position factoring in pre-tax GAAP income and permanent book/tax differences. Growth in interest-earning assets is expected to continue and is supported by the capital raise completed at the end of 2016. The ratio of non-performing assets to total assets along with other credit quality metrics continue to improve. A number of cost control measures have been implemented to offset the challenges faced in growing revenue as a result of compression in the net interest margin. The Company has added 10 store locations in the past 3 years and since the inception of the growth and expansion strategy in 2014 almost every new store location has met or exceeded expectations. The success of the expansion into New York, combined with the stabilization of interest rates and continued loan growth are expected to improve profitability going forward.

Conversely, the Company generated a loss in the current year when factoring in pre-tax GAAP income and permanent book/tax differences. The Bank’s net interest margin declined during 2019 as a result of the challenging interest rate environment which appears to be consistent across the financial services industry. Non-accrual loans increased by $2.1 million during 2019 although the ratio of non-performing loans to total loans decreased slightly. Rising interest rates and a downturn in the economy could significantly decrease the volume of mortgage loan originations.

Based on the guidance provided in FASB Accounting Standards Codification Topic 740 (ASC 740), the Company believed that the positive evidence considered at December 31, 2019 outweighed the negative evidence and that it was more likely than not that all of the Company’s deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance was not required at December 31, 2019.

The net deferred tax asset balance was $12.6 million as of December 31, 2019, $12.3 million as of December 31, 2018, and $12.7 million as of December 31, 2017. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The Company has not identified any uncertain tax position as of December 31, 2019. No interest or penalties have been recorded for the years ended December 31, 2019, 2018, and 2017. The Internal Revenue Service has completed its audits of the Company’s federal tax returns for all tax years through December 31, 2015. The Pennsylvania Department of Revenue is not currently conducting any income tax audits. The Company’s federal income tax returns filed subsequent to 2016 remain subject to examination by the Internal Revenue Service.

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $329.9 million and $286.4 million and standby letters of credit of approximately $17.2 million and $13.9 million at December 31, 2019 and 2018, respectively. Commitments often expire without being drawn upon. Of the $329.9 million of commitments to extend credit at December 31, 2019, substantially all were variable rate commitments.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of December 31, 2019 and 2018 for guarantees under standby letters of credit issued is not material.

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

Dividend payments by Republic to the Company are subject to the Pennsylvania Banking Code of 1965 (the “Banking Code”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Republic would be limited to $48.2 million of dividends plus an additional amount equal to its net profit for 2020, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios.

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

The following table presents the Company’s and Republic’s capital regulatory ratios calculated based on Basel III guidelines at December 31, 2019 and 2018:

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2019:

Total risk based capital
Republic	$252,307	11.94%	$169,016	8.00%	$221,833	10.50%	$211,270	10.00%
Company	261,759	12.37%	169,251	8.00%	222,141	10.50%	-	-%
Tier one risk based capital
Republic	243,041	11.50%	126,762	6.00%	179,579	8.50%	169,016	8.00%
Company	252,493	11.93%	126,938	6.00%	179,829	8.50%	-	-%
CET 1 risk based capital
Republic	243,041	11.50%	95,071	4.50%	147,889	7.00%	137,325	6.50%
Company	241,493	11.41%	95,203	4.50%	148,094	7.00%	-	-%
Tier one leveraged capital
Republic	245,158	7.54%	128,935	4.00%	128,935	4.00%	161,169	5.00%
Company	249,168	7.83%	129,058	4.00%	129,058	4.00%	-	-%

At December 31, 2018:

Total risk based capital
Republic	$231,610	13.26%	$139,722	8.00%	$172,489	9.875%	$174,652	10.00%
Company	262,964	15.03%	140,009	8.00%	172,824	9.875%	-	-%
Tier one risk based capital
Republic	222,995	12.77%	104,791	6.00%	137,539	7.875%	139,722	8.00%
Company	254,349	14.53%	105,007	6.00%	137,821	7.875%	-	-%
CET 1 risk based capital
Republic	222,995	12.77%	78,594	4.50%	111,341	6.375%	113,524	6.50%
Company	243,349	13.90%	78,755	4.50%	111,570	6.375%	-	-%
Tier one leveraged capital
Republic	222,995	8.21%	108,685	4.00%	108,685	4.00%	135,857	5.00%
Company	254,349	9.35%	108,800	4.00%	108,800	4.00%	-	-%

Management believes that Republic met, as of December 31, 2019, all capital adequacy requirements to which it is subject. As of December 31, 2019 and 2018, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act.  There are no calculations or events since that notification that management believes have changed Republic’s category.

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

The Company believes that, as of December 31, 2019, all capital adequacy requirements are met under the Basel III Capital Rules on a fully phased-in basis.

14.	Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Company limited to 4% of total salary. The total expense charged to Republic, and included in salaries and employee benefits relating to the plan, was $1.2 million in 2019, $1.1 million in 2018, and $927,000 in 2017.

Directors’ and Officers’ Plans

The Company has agreements that provide for an annuity payment upon the retirement or death of certain directors and officers, ranging from $15,000 to $25,000 per year for ten years. The agreements were modified for most participants in 2001, to establish a minimum age of 65 to qualify for the payments. All participants are fully vested. The accrued benefits under the plan amounted to $1.1 million at both December 31, 2019 and December 31, 2018, which is included in other liabilities. The expense for the years ended December 31, 2019, 2018, and 2017, totaled $16,000, $18,000, and $24,000, respectively, which is included in salaries and employee benefits. The Company funded the plan through the purchase of certain life insurance contracts. The aggregate cash surrender value of these contracts (owned by the Company) was $2.6 million at December 31, 2019 and $2.5 million at December 31, 2018 and is included in other assets.

The Company maintains a deferred compensation plan for the benefit of certain officers and directors. The plan permitted certain participants to make elective contributions to their accounts, subject to applicable provisions of the Internal Revenue Code.  In addition, the Company made discretionary contributions to participant accounts. Company contributions were subject to vesting, and generally vested three years after the end of the plan year to which the contribution applied, subject to acceleration of vesting upon certain changes in control (as defined in the plan) and to forfeiture upon termination for cause (as defined in the plan). No future contributions are permitted. Participant accounts are adjusted to reflect distributions, and income, gains, losses, and expenses as if the accounts had been invested in permitted investments selected by the participants, including Company common stock.  The plan provides for distributions upon retirement and, subject to applicable limitations under the Internal Revenue Code, limited hardship withdrawals.  As of December 31, 2019 and 2018, $1.3 million and $1.2 million in benefits, respectively, had vested and the accrued benefits are included in other liabilities. Expense recognized for the deferred compensation plan for 2019 and 2017 was $2,000 and $28,000, respectively, and is included in salaries and employee benefits. A reduction in expense of $15,000 was recognized for the deferred compensation plan during 2018. Although the plan is an unfunded plan, and does not require the Company to segregate any assets, the Company has purchased shares of Company common stock in anticipation of its obligation to pay benefits under the plan.  Such shares are classified in the financial statements as stock held by deferred compensation plan. No purchases were made in 2019, 2018, and 2017. As of December 31, 2019, approximately 25,437 shares of Company common stock were classified as stock held by deferred compensation plan.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2019 and December 31, 2018 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

December 31, 2019
Assets:

U.S. Government agencies	$38,305	$-	$38,305	$-
Collateralized mortgage obligations	331,438	-	331,438	-
Agency mortgage-backed securities	98,937	-	98,937	-
Municipal securities	4,082	-	4,082	-
Corporate bonds	66,280	-	63,460	2,820
Securities Available for Sale	$539,042	$-	$536,222	$2,820

Mortgage Loans Held for Sale	$10,345	$-	$10,345	$-
SBA Servicing Assets	4,447	-	-	4,447
Interest Rate Lock Commitments	362	-	362	-
Best Efforts Forward Loan Sales Commitments	4	-	4	-
Mandatory Forward Loan Sales Commitments	2	-	2	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	133	-	133	-
Mandatory Forward Loan Sales Commitments	83	-	83	-

December 31, 2018
Assets:

Collateralized mortgage obligations	$196,259	$-	$196,259	$-
Agency mortgage-backed securities	38,499	-	38,499	-
Municipal securities	20,639	-	20,639	-
Corporate bonds	59,274	-	56,205	3,069
Asset-backed securities	6,343	-	6,343	-
Securities Available for Sale	$321,014	$-	$317,945	$3,069

Mortgage Loans Held for Sale	$20,887	$-	$20,887	$-
SBA Servicing Assets	4,785	-	-	4,785
Interest Rate Lock Commitments	410	-	410	-
Best Efforts Forward Loan Sales Commitments	5	-	5	-
Mandatory Forward Loan Sales Commitments	10	-	10	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	138	-	138	-
Mandatory Forward Loan Sales Commitments	230	-	230	-

The following table presents an analysis of the activity in the SBA servicing assets for the years ended December 31, 2019, 2018, and 2017:

(dollars in thousands)	2019	2018	2017
Beginning balance, January 1st	$4,785	$5,243	$5,352
Additions	1,026	1,000	1,078
Fair value adjustments	(1,364)	(1,458)	(1,187)
Ending balance, December 31st	$4,447	$4,785	$5,243

Fair value adjustments are recorded as loan and servicing fees on the statement of operations. Servicing fee income, not including fair value adjustments, totaled $1.9 million, $2.0 million, and $1.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. Total loans in the amount of $201.7 million at December 31, 2019 and $204.4 million at December 31, 2018 were serviced for others.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1,	$-	$3,069	$489	$3,086	$1,820	$2,971
Security transferred to Level 3 measurement	-	-	-	-	-	-
Unrealized (losses) gains	-	(249)	237	(17)	1,006	115
Paydowns	-	-	-	-	-	-
Proceeds from sales	-	-	(660)	-	(1,539)	-
Realized losses	-	-	(66)	-	(798)	-
Impairment charges on Level 3	-	-	-	-	-	-
Balance, December 31,	$-	$2,820	$-	$3,069	$489	$3,086

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2019 and 2018, respectively, were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2019:
Impaired loans	$5,730	$-	$-	$5,730
Other real estate owned	899	-	-	899

December 31, 2018:
Impaired loans	$5,955	$-	$-	$5,955
Other real estate owned	1,114	-	-	1,114

The table below presents additional quantitative information about Level 3 assets measured at fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2019

Corporate bonds	$2,820	Discounted Cash Flows	Discount Rate	(6.66%)

SBA servicing assets	$4,447	Discounted Cash Flows	Conditional Prepayment Rate	(13.53%)

			Discount Rate	(10.75%)

Impaired loans	$5,730	Appraised Value of Collateral (1)	Liquidation expenses (2)	9%	-	20%	(12%)	(3)

Other real estate owned	$899	Appraised Value of Collateral (1)	Liquidation expenses (2)	6%	-	16%	(8%)	(3)

December 31, 2018

Corporate bonds	$3,069	Discounted Cash Flows	Discount Rate	(8.24%)

SBA servicing assets	$4,785	Discounted Cash Flows	Conditional Prepayment Rate	(10.31%)

			Discount Rate	(11.50%)

Impaired loans	$5,955	Appraised Value of Collateral (1)	Liquidation expenses (2)	11%	-	24%	(13%)	(3)

Other real estate owned	$1,114	Appraised Value of Collateral (1)	Liquidation expenses (2)	(7%) (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2019 and December 31, 2018:

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

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect their economic value. Interest income on loans held for sale, totaled $500,000 and $1.2 million for the twelve months ended December 31, 2019 and December 31, 2018, respectively, are included in interest and fees in the statements of operations.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
December 31, 2019	$10,345	$9,983	$362

December 31, 2018	$20,887	$20,071	$816

Changes in the excess carrying amount over aggregate unpaid principal balance are recorded in the statement of operations in mortgage banking income. Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at December 31, 2019 and December 31, 2018.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value. Fair value is determined through valuations periodically performed by third-party appraisers, and the real estate is carried at the lower of its carrying amount or fair value less estimated costs to sell. Any declines in the fair value of the real estate properties below the initial cost basis are recorded through a valuation expense. At December 31, 2019 and December 31, 2018, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market. At December 31, 2019 and December 31, 2018, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	December 31, 2019	December 31, 2018

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$4,447	$4,785

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	2%	2%
Adjustable-rate SBA loans	98%	98%
Total	100%	100%

Weighted Average Remaining Term (in years)	20.7	20.4

Prepayment Speed	13.53%	10.31%
Effect on fair value of a 10% increase	$(175)	$(170)
Effect on fair value of a 20% increase	(338)	(330)

Weighted Average Discount Rate	10.75%	11.50%
Effect on fair value of a 10% increase	$(154)	$(186)
Effect on fair value of a 20% increase	(298)	(359)

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

The estimated fair values of the Company’s financial instruments at December 31, 2019 were as follows:

	Fair Value Measurements at December 31, 2019
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$168,319	$168,319	$168,319	$-	$-
Investment securities available for sale	539,042	539,042	-	536,222	2,820
Investment securities held to maturity	644,842	653,109	-	653,109	-
Restricted stock	2,746	2,746	-	2,746	-
Loans held for sale	13,349	13,349	-	10,345	3,004
Loans receivable, net	1,738,929	1,731,876	-	-	1,731,876
SBA servicing assets	4,447	4,447	-	-	4,447
Accrued interest receivable	9,934	9,934	-	9,934	-
Interest rate lock commitments	362	362	-	362	-
Best efforts forward loan sales commitments	4	4	-	4	-
Mandatory forward loan sales commitments	2	2	-	2	-

Financial liabilities:
Deposits
Demand, savings and money market	$2,775,584	$2,775,584	$-	$2,775,584	$-
Time	223,579	224,095	-	224,095	-
Subordinated debt	11,265	8,540	-	-	8,540
Accrued interest payable	1,630	1,630	-	1,630	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	133	133	-	133	-
Mandatory forward loan sales commitments	83	83	-	83	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

The estimated fair values of the Company’s financial instruments at December 31, 2018 were as follows:

	Fair Value Measurements at December 31, 2018
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$72,473	$72,473	$72,473	$-	$-
Investment securities available for sale	321,014	321,014	-	317,945	3,069
Investment securities held to maturity	761,563	747,323	-	747,323	-
Restricted stock	5,754	5,754	-	5,754	-
Loans held for sale	26,291	26,291	-	20,887	5,404
Loans receivable, net	1,427,983	1,410,945	-	-	1,410,945
SBA servicing assets	4,785	4,785	-	-	4,785
Accrued interest receivable	9,025	9,025	-	9,025	-
Interest rate lock commitments	410	410	-	410	-
Best efforts forward loan sales commitments	5	5	-	5	-
Mandatory forward loan sales commitments	10	10	-	10	-

Financial liabilities:
Deposits
Demand, savings and money market	$2,238,610	$2,238,610	$-	$2,238,610	$-
Time	154,257	152,989	-	152,989	-
Subordinated debt	11,259	8,279	-	-	8,279
Accrued interest payable	558	558	-	558	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	138	138	-	138	-
Mandatory forward loan sales commitments	230	230	-	230	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

16. Stock Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“the 2005 Plan”), under which the Company granted options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company’s 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of December 31, 2019, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company’s stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company’s shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At December 31, 2019, the maximum number of common shares issuable under the 2014 Plan was 6.4 million shares. During the twelve months ended December 31, 2019, 1.4 million options were granted under the 2014 Plan with a fair value of $2,799,976. During 2019, options to purchase the Company’s common stock were granted to certain employees and directors. The exercise price for the options granted was equal to the closing price of the Company’s common stock on the date of grant. The options issued are subject to a one to four year vesting period and expire after ten years.

The Company utilized the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant. A summary of the assumptions used in the Black-Scholes option pricing model for 2019, 2018, and 2017 is as follows:

	2019			2018			2017
Dividend yield(1)	0.0%			0.0%			0.0%
Expected volatility	28.81%(2)			28.22%(2)			44.00%	to	50.09%(3)
Risk-free interest rate(4)	1.42%	to	2.78%	2.35%	to	2.96%	1.89%	to	2.30%
Expected life (in years)(5)	6.25			6.25			5.5	to	7.0
Assumed forfeiture rate(6)	4.0%			4.0%			6.0%

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

During 2019, 842,898 options vested as compared to 753,864 options in 2018 and 529,624 options in 2017. Expense is recognized ratably over the period required to vest. At December 31, 2019, the intrinsic value of the 4,979,475 options outstanding was $1.3 million, while the intrinsic value of the 2,611,960 exercisable (vested) options was $1.3 million. During 2019, 185,125 options were forfeited with a weighted average grant date fair value of $475,000.

Information regarding stock based compensation for the years ended December 31, 2019, 2018, and 2017 is set forth below:

	2019	2018	2017
Stock based compensation expense recognized	$2,632,000	$2,116,000	$1,842,000
Number of unvested stock options	2,367,515	1,962,163	1,659,102
Fair value of unvested stock options	$6,108,271	$5,550,820	$4,587,565
Amount remaining to be recognized as expense	$3,574,740	$3,406,394	$2,508,314

The remaining amount of $3.6 million will be recognized ratably as expense through October 2023.

A summary of stock option activity under the Plan as of December 31, 2019, 2018, and 2017 is as follows:

	For the Years Ended December 31,
	2019		2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	3,861,650	$5.96	3,005,825	$4.98	2,332,900	$3.70
Granted	1,356,500	6.35	1,106,800	8.34	916,000	8.03
Exercised	(53,550)	4.88	(174,850)	3.83	(197,975)	3.26
Forfeited	(185,125)	6.76	(76,125)	6.80	(45,100)	7.95
Outstanding, end of year	4,979,475	$6.05	3,861,650	$5.96	3,005,825	$4.98

Options exercisable at year-end	2,611,960	$5.28	1,899,487	$4.53	1,346,723	$3.55

Weighted average fair value of options granted during the year		$2.15		$2.85		$3.75

A summary of stock option exercises and related proceeds during the years end December 31, 2019, 2018, and 2017 is as follows:

	For the Years Ended December 31,
	2019	2018	2017

Number of options exercised	53,550	174,850	197,975
Cash received	$261,143	$670,413	$646,263
Intrinsic value	$72,187	$814,855	$991,957
Tax benefit	$5,159	$12,288	$81,589

The following table summarizes information about options outstanding at December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$1.55 to $3.53	516,200	2.5	$2.51	516,200	$2.51
$3.55 to $3.95	650,475	4.5	3.62	648,475	3.62
$3.99 to $7.85	1,928,125	5.7	5.69	423,874	4.17
$8.00 to $9.45	1,884,675	8.2	8.22	1,023,411	8.19
	4,979,475		$6.05	2,611,960	$5.28

A roll-forward of non-vested options during the year ended December 31, 2019 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	1,962,163	$2.83
Granted	1,356,500	2.15
Vested	(842,898)	2.83
Forfeited	(108,250)	2.83
Nonvested, end of year	2,367,515	$2.58

17.	Segment Reporting

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

18.	Transactions with Affiliates and Related Parties

The Company made payments to related parties in the amount of $1.4 million, $685,000, and $653,000 during 2019, 2018, and 2017, respectively. The disbursements made during 2019, 2018, and 2017 include $1.1 million, $400,000, and $361,000, respectively, in fees for marketing, graphic design, architectural and project management services paid to InterArch, a company owned by the spouse of Vernon W. Hill, II. Mr. Hill is the Chairman of the Company, and beneficially owns 8.2% of the common shares currently outstanding. The Company paid $158,000, $165,000 and $172,000 during 2019, 2018, and 2017 to Glassboro Properties, LLC related to a land lease agreement for its Glassboro store. Mr. Hill has an ownership interest in Glassboro Properties LLC, a commercial real estate firm.

The Company paid $120,000 during 2019, 2018 and 2017 to Brian Communications for public relations services in addition to reimbursements for out-of-pocket expenses and other reimbursable costs. Brian Tierney, a member of the Board of Directors, is the CEO of Brian Communications, a strategic communications agency.

19.	Parent Company Financial Information

The following financial statements for Republic First Bancorp, Inc. (Parent Company) should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.

Balance Sheet
December 31, 2019 and 2018
(Dollars in thousands)

	December 31, 2019	December 31, 2018
ASSETS
Cash	$6,327	$27,722
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding junior obligations of the corporation	341	341
Investment in subsidiaries	245,158	220,864
Other assets	8,640	7,572
Total Assets	$260,466	$256,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accrued expenses	$33	$51
Corporation-obligated mandatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures of the corporation	11,265	11,259
Total Liabilities	11,298	11,310

Shareholders’ Equity
Total Shareholders’ Equity	249,168	245,189

Total Liabilities and Shareholders’ Equity	$260,466	$256,499

Statements of Operations, Comprehensive Income, and Changes in Shareholders’ Equity
For the years ended December 31, 2019, 2018, and 2017
(Dollars in thousands)

	2019	2018	2017

Interest income	$14	$13	$37
Total income	14	13	37

Trust preferred interest expense	476	441	1,225
Other expenses	3,662	4,972	1,424
Total expenses	4,138	5,413	2,649
Net loss before taxes	(4,124)	(5,400)	(2,612)

Benefit for income taxes	(917)	(1,640)	(914)
Loss before undistributed income of subsidiaries	(3,207)	(3,760)	(1,698)
Equity in undistributed income of subsidiaries	(293)	12,387	10,603
Net income (loss)	$(3,500)	$8,627	$8,905

Net income (loss)	$(3,500)	$8,627	$8,905
Total other comprehensive income (loss)	4,586	(2,778)	(215)
Total comprehensive income	$1,086	$5,849	$8,690

Shareholders’ equity, beginning of year	$245,189	$226,460	$215,053
Stock based compensation	2,632	2,116	1,842
Exercise of stock options	261	670	646
Conversion of subordinated debt to common shares	-	10,094	229
Net income (loss)	(3,500)	8,627	8,905
Total other comprehensive income (loss)	4,586	(2,778)	(215)
Shareholders’ equity, end of year	$249,168	$245,189	$226,460

Statements of Cash Flows
For the years ended December 31, 2019, 2018, and 2017
(Dollars in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(3,500)	$8,627	$8,905
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share based compensation	2,632	2,116	1,842
Amortization of debt issuance costs	6	6	29
Increase in other assets	(1,069)	(1,639)	(1,342)
Net increase (decrease) in other liabilities	(18)	20	(179)
Equity in undistributed income of subsidiaries	293	(12,387)	(10,603)
Net cash used in operating activities	(1,656)	(3,257)	(1,348)

Cash flows from investing activities:
Investment in subsidiary	(20,000)	(30,000)	-
Net cash used in investing activities	(20,000)	(30,000)	-

Cash flows from financing activities:
Exercise of stock options	261	670	646
Net cash provided by financing activities	261	670	646

Decrease in cash	(21,395)	(32,587)	(702)
Cash, beginning of period	27,722	60,309	61,011
Cash, end of period	$6,327	$27,722	$60,309

20.	Quarterly Financial Data (unaudited)

The following represents summarized unaudited quarterly financial data of the Company for each of the quarters ended during 2019 and 2018.

Summary of Selected Quarterly Consolidated Financial Data
(dollars in thousands, except per share data)

	For the Quarter Ended
	December 31st	September 30th	June 30th	March 31st
2019

Interest income	$26,892	$26,208	$26,245	$25,519
Interest expense	6,978	6,826	6,874	6,379
Net interest income	19,914	19,382	19,371	19,140
Provision for loan losses	1,155	450	-	300
Non-interest income	5,213	6,554	7,026	4,945
Non-interest expense	27,488	27,824	25,911	23,267
Provision (benefit) for income taxes	(1,031)	(516)	105	92
Net income (loss)	$(2,485)	$(1,822)	$381	$426

Net income (loss) per share:
Basic	$(0.04)	$(0.03)	$0.01	$0.01
Diluted	$(0.04)	$(0.03)	$0.01	$0.01

2018

Interest income	$25,293	$23,558	$22,324	$20,899
Interest expense	5,313	4,412	3,662	2,783
Net interest income	19,980	19,146	18,662	18,116
Provision for loan losses	600	500	800	400
Non-interest income	4,888	5,131	5,768	4,535
Non-interest expense	22,057	20,833	20,729	20,102
Provision for income taxes	54	622	530	372
Net income	$2,157	$2,322	$2,371	$1,777

Net income per share (1):
Basic	$0.04	$0.04	$0.04	$0.03
Diluted	$0.04	$0.04	$0.04	$0.03

(1)	Quarterly net income per share does not add to full year net income per share due to rounding.

21.	Changes in Accumulated Other Comprehensive Income (Loss) By Component (1)

     The following table presents the changes in accumulated other comprehensive loss by component, net of taxes, for the years ended December 31, 2019, 2018, and 2017.

	Unrealized Gains (Losses) on Available- For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2019	$(4,736)	$(7,191)	$(11,927)
Unrealized gain on securities	4,284	-	4,284
Amounts reclassified from accumulated other comprehensive income to net income (2)	(823)	1,125	302
Net current-period other comprehensive income	3,461	1,125	4,586
Total change in accumulated other comprehensive income	3,461	1,125	4,586
Balance December 31, 2019	$(1,275)	$(6,066)	$(7,341)

Balance January 1, 2018	$(7,150)	$(359)	$(7,509)
Reclassification due to the adoption of ASU 2018-02	(1,562)	(78)	(1,640)
Unrealized gain on securities	3,927	-	3,927
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	-	(6,855)	(6,855)
Amounts reclassified from accumulated other comprehensive income to net income (2)	49	101	150
Net current-period other comprehensive income (loss)	3,976	(6,754)	(2,778)
Total change in accumulated other comprehensive income (loss)	2,414	(6,832)	(4,418)
Balance December 31, 2018	$(4,736)	$(7,191)	$(11,927)

Balance January 1, 2017	$(6,831)	$(463)	$(7,294)
Unrealized loss on securities	(413)	-	(413)
Amounts reclassified from accumulated other comprehensive income to net income (2)	94	104	198
Net current-period other comprehensive income (loss)	(319)	104	(215)
Total change in accumulated other comprehensive income (loss)	(319)	104	(215)
Balance December 31, 2017	$(7,150)	$(359)	$(7,509)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains/losses on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Income.

22.	Goodwill

The Company completed an annual impairment test for goodwill as of July 31, 2019 and 2018. Future impairment testing will be conducted as of July 31 on an annual basis, unless a triggering event occurs in the interim that would suggest impairment, in which case it would be tested as of the date of the triggering event. During the year ended December 31, 2019 and 2018, there was no goodwill impairment recorded. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

On July 28, 2016, Republic acquired all of the issued and outstanding limited liability company interests of Oak Mortgage Company, LLC (“Oak Mortgage”) and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. The Company’s goodwill related to the acquisition of Oak Mortgage in July 2016 is detailed below:

(dollars in thousands)	Balance December 31, 2018	Additions/ Adjustments	Amortization	Balance December 31, 2019	Amortization Period (in years)

Goodwill	$5,011	$-	$-	$5,011	Indefinite

(dollars in thousands)	Balance December 31, 2017	Additions/ Adjustments	Amortization	Balance December 31, 2018	Amortization Period (in years)

Goodwill	$5,011	$-	$-	$5,011	Indefinite

23.	Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the twelve months ended December 31, 2019 and 2018. The following table summarizes the amounts recorded in Republic’s statement of financial condition for derivatives not designated as hedging instruments as of December 31, 2019 and December 31, 2018 (in thousands):

December 31, 2019	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC’s	Other Assets	$362	$14,586
Best efforts forward loan sales commitments	Other Assets	4	875
Mandatory forward loan sales commitments	Other Assets	2	288

Liability derivatives:

IRLC’s	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	133	13,711
Mandatory forward loan sales commitments	Other Liabilities	83	9,614

December 31, 2018	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC’s	Other Assets	$410	$16,966
Best efforts forward loan sales commitments	Other Assets	5	1,639
Mandatory forward loan sales commitments	Other Assets	10	865

Liability derivatives:

IRLC’s	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	138	15,327
Mandatory forward loan sales commitments	Other Liabilities	230	18,980

The following table summarizes the amounts recorded in Republic’s statement of income for derivative instruments not designated as hedging instruments for the twelve months ended December 31, 2019, 2018, and 2017 (in thousands):

Twelve Months Ended December 31, 2019	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLC’s	Mortgage banking income	$(48)
Best efforts forward loan sales commitments	Mortgage banking income	(1)
Mandatory forward loan sales commitments	Mortgage banking income	(8)

Liability derivatives:

IRLC’s	Mortgage banking income	$-
Best efforts forward loan sales commitments	Mortgage banking income	5
Mandatory forward loan sales commitments	Mortgage banking income	147

Twelve Months Ended December 31, 2018	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLC’s	Mortgage banking income	$47
Best efforts forward loan sales commitments	Mortgage banking income	-
Mandatory forward loan sales commitments	Mortgage banking income	(9)

Liability derivatives:

IRLC’s	Mortgage banking income	$1
Best efforts forward loan sales commitments	Mortgage banking income	(45)
Mandatory forward loan sales commitments	Mortgage banking income	(35)

Twelve Months Ended December 31, 2017	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLC’s	Mortgage banking income	$(76)
Best efforts forward loan sales commitments	Mortgage banking income	(98)
Mandatory forward loan sales commitments	Mortgage banking income	(210)

Liability derivatives:

IRLC’s	Mortgage banking income	$54
Best efforts forward loan sales commitments	Mortgage banking income	32
Mandatory forward loan sales commitments	Mortgage banking income	(157)

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

24.	Revenue Recognition

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

The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the twelve months ended December 31, 2019, 2018, and 2017.

	Twelve Months Ended December 31,
(dollars in thousands)	2019	2018	2017
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$7,541	$5,476	$3,904
Other non-interest income	214	174	177
Non-interest income (in-scope of Topic 606)	7,755	5,650	4,081
Non-interest income (out-of-scope of Topic 606)	15,983	14,672	16,016
Total non-interest income	$23,738	$20,322	$20,097

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2019, 2018, and 2017, the Company did not have any significant contract balances.

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

25.	Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The new standard was adopted by the Company on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. Adoption of ASU 2016-02 resulted in the recognition of total operating lease liability obligations totaling $35.1 million and the recognition of operating lease right-of-use assets totaling $34.2 million at the date of adoption. The initial balance sheet gross up upon adoption was related to operating leases on land and buildings for twenty-three lease agreements. The Company has no finance leases or material subleases for which it is the lessor of property. The Company has elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess whether any expired or existing contracts are leases or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases.

At January 1, 2019, the Company had thirty-four operating leases for real property, which includes operating leases for fifteen branch locations, eight offices that are used for general office space, and eleven operating leases for equipment. All of the real property operating leases include one or more options to extend the lease term. Five of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property.

At December 31, 2019, the Company had thirty-seven operating lease agreements, which include operating leases for seventeen branch locations, seven offices that are used for general office space, and thirteen operating leases for equipment. Two of the real property operating leases did not include one or more options to extend the lease term. Five of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property. The thirty-seven operating leases have maturity dates ranging from January 2020 to December 2058 most of which include options for multiple five and ten year extensions which the Company is reasonably certain to exercise. No operating leases include variable lease payments that are based on an index or rate, such as the CPI. The weighted average remaining operating lease term for these leases is 19.75 years as of December 31, 2019.

The discount rate used in determining the operating lease liability obligation for each individual lease was the assumed incremental borrowing rate for the Company that corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average operating lease discount rate was 3.58% as of December 31, 2019.

The following table presents operating lease costs net of sublease income for the twelve months ended December 31, 2019.

Twelve Months Ended December 31, 2019
(dollars in thousands)
Operating lease cost	$6,817
Sublease income	(302)
Total lease cost	$6,515

Rent expense was approximately $4.4 million and $4.0 million for the years ended December 31, 2018 and 2017, respectively.

The following table presents a maturity analysis of total operating lease liability obligations and reconciliation of the undiscounted cash flows to total operating lease liability obligations at December 31, 2019.

December 31, 2019
(dollars in thousands)
Operating lease payments due:
Within one year	$7,221
One to three years	11,385
Three to five years	10,028
More than five years	70,721
Total undiscounted cash flows	99,355
Discount on cash flows	(30,499)
Total operating lease liability obligations	$68,856

The following table presents cash and non-cash activities for the twelve months ended December 31, 2019.

Twelve Months Ended December 31, 2019
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,387

Non-cash investing and financing activities
Additions to Operating leases – right of use asset
New operating lease liability obligation	$72,648

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Republic First Bancorp, Inc.

Philadelphia, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited Republic First Bancorp, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 16, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Controls. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 16, 2020

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2019 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended December 31, 2019.

Management’s Report on Internal Controls

Management of Republic First Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The Company’s management, under the supervision and with the participation of the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting, as of December 31, 2019, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework 2013, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2019.

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

BDO, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the years ended December 31, 2019 and 2018, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, as stated in their reports, which are included herein.

Item 9B: Other Information

None

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2020 annual meeting of shareholders, including, but not necessarily limited to, the sections entitled “Board of Directors and Committees” and “Executive Officers and Compensation.”

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

Item 11:  Executive Compensation

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2020 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Executive Officers and Compensation.”

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2020 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2019, with respect to the shares of common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	4,979,475	$6.05	2,083,235	(1) (2)

Equity compensation plans not approved by security holders	-	-	-

Total	4,979,475	$6.05	2,083,235	(1) (2)

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

Item 13:  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2020 annual meeting of shareholders, including, but not necessarily limited to, the sections entitled “Certain Relationships and Related Transactions” and “Board of Directors and Committees.”

Item 14:  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2020 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Information Regarding Independent Registered Public Accounting Firm”.

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a)

(1) The following financial statements and related documents of Republic First Bancorp, Inc. are filed as part of this Annual Report on Form 10-K in Part II – Item 8 “Financial Statements and Supplementary Data”:

a.	Consolidated Balance Sheets as of December 31, 2019 and 2018;
b.	Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017;
c.	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018, and 2017;
d.	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017;
e.	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018, and 2017; and
f.	Notes to Consolidated Financial Statements.

(a)	(2) None

(a)	(3) The exhibits filed or furnished, as applicable, as part of this report are listed under Exhibits at subsection (b) of this Item 15.

(b)	Exhibits

The following Exhibits are filed as part of this report.

Exhibit Number	Description	Location
3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-K filed March 10, 2017

3.2	Amended and Restated By-Laws of Republic First Bancorp, Inc.	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

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

4.4	Description of Capital Securities	Filed Herewith

10.1	Form of Employment Agreement, dated July 1, 2015, by and among, certain named Executive Officers, Republic First Bancorp, Inc. and Republic First Bank*	Incorporated by reference to Form 8-K filed July 14, 2015

10.2	Amended and Restated Stock Option Plan and Restricted Stock Plan*	Incorporated by reference to Form 10-K filed March 10, 2008

10.3	Deferred Compensation Plan*	Incorporated by reference to Form 10-K filed March 16, 2010

10.4	Amended and Restated Supplemental Retirement Plan Agreements between Republic First Bank and Certain Directors*	Incorporated by reference to Form 10-Q filed November 7, 2008

Exhibit Number	Description	Location
10.5	Purchase Agreement among Republic First Bancorp, Inc., Republic First Bancorp Capital Trust IV, and Purchasers of the Trust IV Capital Securities	Incorporated by reference to Form 10-Q filed November 7, 2008

10.6	Registration Rights Agreement among Republic First Bancorp, Inc. and the Holders of the Trust IV Capital Securities	Incorporated by reference to Form10-Q filed November 7, 2008

10.7	Agreement, dated March 9, 2017, between Republic First Bancorp, Inc. and Vernon W. Hill II	Incorporated by reference to Form 10-K filed March 10, 2017

10.8	Employment Agreement, dated May 10, 2013, by and among Harry D. Madonna, Republic First Bancorp, Inc., and Republic First Bank*	Incorporated by reference to Form 10-Q filed May 10, 2013

10.9	First Amendment to Employment Agreement, dated March 18, 2015, by and among Harry D. Madonna, Republic First Bancorp, Inc. and Republic First Bank*	Incorporated by reference to Form 8-K filed March 20, 2015

10.10	Form of Option Award*	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

10.11	Republic First Bancorp, Inc. 2014 Equity Incentive Plan*	Incorporated by reference to the definitive proxy statement on Schedule 14A filed March 26, 2014

10.12	Form of Incentive Stock Option Award – 2014 Equity Incentive Plan*	Incorporated by reference to Form 10-K filed March 13, 2015

10.13	Form of Nonqualified Stock Option Award – 2014 Equity Incentive Plan*	Incorporated by reference to Form 10-K filed March 13, 2015

10.14	Form of Investment Agreement	Incorporated by reference to Form 8-K filed April 22, 2014

10.15	Limited Liability Company Purchase Agreement dated July 26, 2016 by and among, Republic First Bank d/b/a Republic Bank and Owners of Oak Mortgage Company, LLC	Incorporated by reference to form 8-K filed August 1, 2016

21.1	Subsidiaries of the Company	Filed Herewith

23.1	Consent of BDO USA, LLP	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc.	Filed Herewith

Exhibit Number	Description	Location
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed Herewith

32.1	Section 1350 Certification of Harry D. Madonna	Furnished Herewith

32.2	Section 1350 Certification of Frank A. Cavallaro	Furnished Herewith

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018, and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017, (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018, and 2017, and (vi) Notes to Consolidated Financial Statements.

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

REPUBLIC FIRST BANCORP, INC.

Date: March 16, 2020	By:	/s/ Harry D. Madonna
Harry D. Madonna
President and Chief Executive Officer
(principal executive officer)

Date: March 16, 2020	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 16, 2020	By:	/s/ Vernon W. Hill, II
Vernon W. Hill, II, Chairman of the Board

Date: March 16, 2020	By:	/s/ Andrew B. Cohen
Andrew B. Cohen, Director

Date: March 16, 2020	By:	/s/ Theodore J. Flocco, Jr.
Theodore J. Flocco, Jr., Director

Date: March 16, 2020	By:	/s/ Lisa R. Jacobs
Lisa R. Jacobs, Director

Date: March 16, 2020	By:	/s/ Harry D. Madonna
Harry D. Madonna, Director

Date: March 16, 2020	By:	/s/ Barry L. Spevak
Barry L. Spevak, Director

Date: March 16, 2020	By:	/s/ Brian P. Tierney
Brian P. Tierney, Director

Date: March 16, 2020	By:	/s/ Harris Wildstein, Esq.
Harris Wildstein, Esq., Director