Form 10-Q
period 2020-03-31
REPUBLIC FIRST BANCORP INC
filed 2020-05-11
CIK 834285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020.

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

 YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	58,850,778
Title of Class	Number of Shares Outstanding as of May 8, 2020

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

(Dollars in thousands, except per share data)

	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$32,581	$41,928
Interest bearing deposits with banks	23,936	126,391
Cash and cash equivalents	56,517	168,319

Investment securities available for sale, at fair value	497,511	539,042
Investment securities held to maturity, at amortized cost (fair value of $636,861 and $653,109, respectively)	611,914	644,842
Restricted stock, at cost	2,746	2,746
Mortgage loans held for sale, at fair value	15,439	10,345
Other loans held for sale	1,381	3,004
Loans receivable (net of allowance for loan losses of $10,217 and $9,266, respectively)	1,871,820	1,738,929
Premises and equipment, net	119,893	116,956
Other real estate owned, net	1,144	1,730
Accrued interest receivable	10,475	9,934
Operating leases – right-of-use asset	65,952	64,805
Goodwill	5,011	5,011
Other assets	40,613	35,627
Total Assets	$3,300,416	$3,341,290

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$676,482	$661,431
Demand – interest bearing	1,276,816	1,352,360
Money market and savings	768,550	761,793
Time deposits	222,631	223,579
Total Deposits	2,944,479	2,999,163
Accrued interest payable	1,733	1,630
Other liabilities	20,588	11,208
Operating lease liability obligation	70,233	68,856
Subordinated debt	11,267	11,265
Total Liabilities	3,048,300	3,092,122

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 59,379,623 as of March 31, 2020 and 59,371,623 as of December 31, 2019; shares outstanding 58,850,778 as of March 31, 2020 and 58,842,778 as of December 31, 2019	594	594
Additional paid in capital	272,639	272,039
Accumulated deficit	(12,809)	(12,216)
Treasury stock at cost (503,408 shares as of March 31, 2020 and December 31, 2019)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of March 31, 2020 and December 31, 2019)	(183)	(183)
Accumulated other comprehensive loss	(4,400)	(7,341)
Total Shareholders’ Equity	252,116	249,168
Total Liabilities and Shareholders’ Equity	$3,300,416	$3,341,290

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

For the Three Months Ended March 31, 2020 and 2019

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Interest income
Interest and fees on taxable loans	$19,623	$17,380
Interest and fees on tax-exempt loans	550	420
Interest and dividends on taxable investment securities	6,801	7,245
Interest and dividends on tax-exempt investment securities	20	138
Interest on federal funds sold and other interest-earning assets	289	336
Total interest income	27,283	25,519
Interest expense
Demand-interest bearing	3,421	3,938
Money market and savings	1,783	1,452
Time deposits	1,221	624
Other borrowings	104	365
Total interest expense	6,529	6,379
Net interest income	20,754	19,140
Provision for loan losses	950	300
Net interest income after provision for loan losses	19,804	18,840
Non-interest income
Loan and servicing fees	471	210
Mortgage banking income	2,458	2,220
Gain on sales of SBA loans	649	502
Service fees on deposit accounts	2,064	1,612
Gain on sale of investment securities	841	322
Other non-interest income	62	79
Total non-interest income	6,545	4,945
Non-interest expenses
Salaries and employee benefits	13,381	12,359
Occupancy	3,422	2,594
Depreciation and amortization	1,875	1,421
Legal	296	229
Other real estate owned	282	337
Appraisal and other loan expenses	422	461
Advertising	381	315
Data processing	1,574	1,162
Insurance	276	235
Professional fees	634	478
Debit card processing	825	556
Regulatory assessments and costs	630	421
Taxes, other	203	287
Other operating expenses	3,071	2,412
Total non-interest expense	27,272	23,267
Income (loss) before provision for income taxes	(923)	518
Provision (benefit) for income taxes	(330)	92
Net income (loss)	$(593)	$426
Net income (loss) per share
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2020 and 2019

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019

Net income (loss)	$(593)	$426

Other comprehensive income, net of tax
Unrealized gains on securities (pre-tax $4,374, and $2,302 respectively)	3,264	1,770
Reclassification adjustment for securities gains (pre-tax ($841), and ($322) respectively	(628)	(248)
Net unrealized gains on securities	2,636	1,522
Amortization of net unrealized holding losses during the period (pre-tax $409, and $312 respectively)	305	240

Total other comprehensive income	2,941	1,762

Total comprehensive income	$2,348	$2,188

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(593)	$426
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	950	300
Write down of other real estate owned	-	16
Depreciation and amortization	1,875	1,421
Stock based compensation	577	768
Gain on sale of investment securities	(841)	(322)
Amortization of premiums on investment securities	1,583	593
Accretion of discounts on retained SBA loans	(220)	(331)
Fair value adjustments on SBA servicing assets	41	365
Proceeds from sales of SBA loans originated for sale	10,745	9,456
SBA loans originated for sale	(8,474)	(5,566)
Gains on sales of SBA loans originated for sale	(649)	(502)
Proceeds from sales of mortgage loans originated for sale	50,258	67,000
Mortgage loans originated for sale	(55,072)	(58,555)
Fair value adjustment for mortgage loans originated for sale	556	281
Gains on mortgage loans originated for sale	(1,734)	(1,803)
Amortization of debt issuance costs	2	1
Non-cash expense related to leases	183	282
Increase in accrued interest receivable and other assets	(4,864)	(1,612)
Increase (decrease) in accrued interest payable and other liabilities	8,894	(2,613)
Net cash provided by operating activities	3,217	9,605

Cash flows from investing activities
Purchase of investment securities available for sale	(16,906)	-
Proceeds from the sale of securities available for sale	26,869	24,757
Proceeds from the paydown, maturity, or call of securities available for sale	34,703	10,636
Proceeds from the paydown, maturity or call of securities held to maturity	32,823	19,076
Net redemption of restricted stock	-	3,657
Net increase in loans	(133,621)	(41,172)
Net proceeds from sale of other real estate owned	586	119
Premises and equipment expenditures	(4,812)	(8,150)
Net cash (used in) provided by investing activities	(60,358)	8,923

Cash flows from financing activities
Net proceeds from exercise of stock options	23	240
Net (decrease) increase in demand, money market and savings deposits	(53,736)	79,515
Net (decrease) increase in time deposits	(948)	6,571
Repayment of short-term borrowings	-	(91,422)
Net cash used in financing activities	(54,661)	(5,096)

Net (decrease) increase in cash and cash equivalents	(111,802)	13,432
Cash and cash equivalents, beginning of year	168,319	72,473
Cash and cash equivalents, end of period	$56,517	$85,905

Supplemental disclosures
Interest paid	$6,632	$6,649

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2020 and 2019

(Dollars in thousands)

(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance January 1, 2020	$594	$272,039	$(12,216)	$(3,725)	$(183)	$(7,341)	$249,168

Net loss			(593)				(593)
Other comprehensive income net of tax						2,941	2,941
Stock based compensation		577					577
Options exercised (8,000 shares)		23					23

Balance March 31, 2020	$594	$272,639	$(12,809)	$(3,725)	$(183)	$(4,400)	$252,116

Balance January 1, 2019	$593	$269,147	$(8,716)	$(3,725)	$(183)	$(11,927)	$245,189

Net income			426				426
Other comprehensive income net of tax						1,762	1,762
Stock based compensation		768					768
Options exercised (47,550 shares)		240					240

Balance March 31, 2019	$593	$270,155	$(8,290)	$(3,725)	$(183)	$(10,165)	$248,385

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

The coronavirus (COVID-19) outbreak and the public health response to contain it have resulted in unprecedented economic and financial market conditions as of the end of the first quarter of 2020 that did not exist at the beginning of the quarter. These conditions have continued to worsen as we progress into the second quarter. In response to these evolving conditions, the Board of Governors of the Federal Reserve System reduced the federal funds target range by 150 basis points to 0.00% to 0.25% in March 2020. The Federal Reserve has taken additional steps to bolster the economy by promoting liquidity in certain securities markets and providing funding sources for small and mid-sized businesses, as well as, state and local governments as they work through the cash flow stresses caused by the COVID-19 pandemic.

The recession that has begun in the U.S. as a result of the government-mandated business closures and stay-at-home orders is significantly impacting the labor market, consumer spending, business investment and profitability. As a result, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which is the largest economic stimulus package in the nation’s history in an effort to lessen the impact of COVID-19 on consumers and businesses. Among other measures, the CARES Act authorized funding for the Small Business Administration (SBA) Paycheck Protection Program (PPP) to provide loans to small businesses to keep employees on their payroll and to make other eligible payments to sustain their operation in the near term. The uncertain nature of the current economic environment and the potential impact of the stimulus programs initiated by the federal government may have a significant impact on the earnings, financial condition, liquidity, and capital of the Company in future periods.

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

On April 29, 2014 the Company’s shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. Compensation cost for all option awards is calculated and recognized over the vesting period of the option awards. If the service conditions are not met, the Company reverses previously recorded compensation expense upon forfeiture. The Company’s accounting policy election is to recognize forfeitures as they occur. At March 31, 2020, the maximum number of common shares issuable under the 2014 Plan was 6.4 million shares. During the three months ended March 31, 2020, 1,203,600 options were granted under the 2014 Plan with a fair value of $1,057,549.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant. A summary of the assumptions used in the Black-Scholes option pricing model for 2020 and 2019 are as follows:

	2020	2019
Dividend yield(1)	0.0%		0.0%
Expected volatility(2)	28.61%		28.81%
Risk-free interest rate(3)	1.22%	2.47%	to	2.70%
Expected life(4) (in years)	6.25		6.25
Assumed forfeiture rate(5)	5.0%		4.0%

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

During the three months ended March 31, 2020 and 2019, 907,790 options and 806,898 options vested, respectively. Expense is recognized ratably over the period required to vest. At March 31, 2020, the intrinsic value of the 6,067,450 options outstanding was $52,000, while the intrinsic value of the 3,456,750 exercisable (vested) options was $52,000. At March 31, 2019, the intrinsic value of the 4,977,975 options outstanding was $3.2 million, while the intrinsic value of the 2,635,335 exercisable (vested) options was $2.9 million. During the three months ended March 31, 2020, 8,000 options were exercised with cash received of $23,780 and 107,625 options were forfeited with a weighted average grant date fair value of $216,331. During the three months ended March 31, 2019, 47,550 options were exercised with cash received of $240,553 and 30,625 options were forfeited with a weighted average grant date fair value of $81,589.

Information regarding stock based compensation for the three months ended March 31, 2020 and 2019 is set forth below:

	2020	2019
Stock based compensation expense recognized	$577,000	$768,000
Number of unvested stock options	2,610,700	2,342,640
Fair value of unvested stock options	$4,912,774	$5,974,378
Amount remaining to be recognized as expense	$4,055,481	$5,203,079

The remaining unrecognized expense amount of $4,055,481 will be recognized ratably as expense through February 2024.

Earnings per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plans for the three months ended March 31, 2020 and March 31, 2019.

The calculation of EPS for the three months ended March 31, 2020 and 2019 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019

Net income (loss) - basic and diluted	$(593)	$426

Weighted average shares outstanding	58,848	58,805

Net income (loss) per share – basic	$(0.01)	$0.01

Weighted average shares outstanding (including dilutive CSEs)	58,848	59,587

Net income (loss) per share – diluted	$(0.01)	$0.01

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended March 31,
(in thousands)	2020	2019

Anti-dilutive securities

Share based compensation awards	6,067	4,196

Total anti-dilutive securities	6,067	4,196

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

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company has evaluated the impact of this ASU, continuing its implementation efforts and reviewing the loss modeling requirements consistent with lifetime expected loss estimates. Calculations of expected losses under the new guidance were run parallel to the calculations under existing guidance to assess and evaluate the potential impact to the Company’s financial statements. The new model includes different assumptions used in calculating credit losses, such as estimating losses over the estimated life of a financial asset and considers expected future changes in macroeconomic conditions. The adoption of this ASU may result in an increase to the Company's allowance for loan losses which will depend upon the nature and characteristics of the Company's loan portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at that date. The Company expected an initial increase to the allowance for loan losses, in the range of 0% to 11% of the December 31, 2019 allowance for loan losses, or an incremental increase to the allowance for loan losses in the range of $0 up to approximately $1.0 million. When finalized, this one-time increase as a result of the adoption of ASU 2016-13 will be recorded, net of tax, as an adjustment to retained earnings effective January 1, 2020. This estimate is subject to change based on continuing refinement and validation of the model and methodologies. The Company has elected to defer the adoption of this ASU as permitted by Section 4014 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, which provides that financial institutions are not required to comply with the ASU during the period beginning on March 27, 2020 until the earlier of (i) the date on which the national emergency concerning the COVID-19 outbreak declared under the National Emergencies Relief Act terminates or (ii) December 31, 2020.

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

Note 4: Segment Reporting

The Company has one reportable segment: community banking. The community banking segment primarily encompasses the commercial loan and deposit activities of Republic, as well as, residential mortgage and consumer loan products in the area surrounding its stores. Mortgage loans in Delaware and Florida are primarily made to local customers that have second homes (vacation) in Delaware and Florida. Republic does not have loan production offices in those states.

Note 5: Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at March 31, 2020 and December 31, 2019 is as follows:

	At March 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$36,923	$-	$(280)	$36,643
Collateralized mortgage obligations	276,653	4,185	(1,379)	279,459
Agency mortgage-backed securities	103,220	2,556	-	105,776
Municipal securities	2,638	16	-	2,654
Corporate bonds	76,254	85	(3,360)	72,979
Total securities available for sale	$495,688	$6,842	$(5,019)	$497,511

U.S. Government agencies	$91,631	$4,467	$-	$96,098
Collateralized mortgage obligations	392,007	14,837	(39)	406,805
Agency mortgage-backed securities	128,276	5,682	-	133,958
Total securities held to maturity	$611,914	$24,986	$(39)	$636,861

	At December 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$38,743	$1	$(439)	$38,305
Collateralized mortgage obligations	329,492	2,368	(422)	331,438
Agency mortgage-backed securities	98,953	82	(98)	98,937
Municipal securities	4,064	18	-	4,082
Corporate bonds	69,499	79	(3,298)	66,280
Total securities available for sale	$540,751	$2,548	$(4,257)	$539,042

U.S. Government agencies	$94,913	$482	$(294)	$95,101
Collateralized mortgage obligations	416,177	7,603	(793)	422,987
Agency mortgage-backed securities	133,752	1,782	(513)	135,021
Total securities held to maturity	$644,842	$9,867	$(1,600)	$653,109

The following table presents investment securities by stated maturity at March 31, 2020. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay with or without prepayment penalties and, therefore, these securities are classified separately with no specific maturity date.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$440	$441	$-	$-
After 1 year to 5 years	56,434	56,248	50,871	52,824
After 5 years to 10 years	55,941	52,938	40,760	43,274
After 10 years	3,000	2,649	-	-
Collateralized mortgage obligations	276,653	279,459	392,007	406,805
Agency mortgage-backed securities	103,220	105,776	128,276	133,958
Total	$495,688	$497,511	$611,914	$636,861

      The Company’s investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities. There were no private label mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) held in the investment securities portfolio as of March 31, 2020 and December 31, 2019. There were also no MBS or CMO securities that were rated “Alt-A” or “sub-prime” as of those dates.

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

The Company regularly evaluates investment securities that are in an unrealized loss position in order to determine if the decline in fair value is other than temporary. Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, the current interest rate environment and the rating of each security. An OTTI loss must be recognized for a debt security in an unrealized loss position if the Company intends to sell the security or it is more likely than not that it will be required to sell the security prior to recovery of the amortized cost basis. The amount of OTTI loss recognized is equal to the difference between the fair value and the amortized cost basis of the security that is attributed to credit deterioration. Accounting standards require the evaluation of the expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, that amount must be recognized against income in the current period. The portion of the unrealized loss related to other factors, such as liquidity conditions in the market or the current interest rate environment, is recorded in accumulated other comprehensive income (loss) for investment securities classified available for sale. There were no impairment charges (credit losses) recorded at March 31, 2020 and December 31, 2019.

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2020 and December 31, 2019:

	At March 31, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$36,643	$280	$-	$-	$36,643	$280
Collateralized mortgage obligations	148,767	1,355	5,776	24	154,543	1,379
Agency mortgage-backed securities	-	-	-	-	-	-
Municipal securities	-	-	-	-	-	-
Corporate bonds	2,649	351	51,991	3,009	54,640	3,360
Total Available for Sale	$188,059	$1,986	$57,767	$3,033	$245,826	$5,019

	At March 31, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations	15,217	15	11,875	24	27,092	39
Agency mortgage-backed securities	-	-	-	-	-	-
Total Held to Maturity	$15,217	$15	$11,875	$24	$27,092	$39

	At December 31, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$28,136	$439	$-	$-	$28,136	$439
Collateralized mortgage obligations	63,384	328	6,164	94	69,548	422
Agency mortgage-backed securities	2,924	13	6,411	85	9,335	98
Municipal securities	-	-	-	-	-	-
Corporate bonds	2,820	180	51,882	3,118	54,702	3,298
Total Available for Sale	$97,264	$960	$64,457	$3,297	$161,721	$4,257

	At December 31, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$33,092	$220	$3,703	$74	$36,795	$294
Collateralized mortgage obligations	24,211	18	64,324	775	88,535	793
Agency mortgage-backed securities	14,044	33	52,132	480	66,176	513
Total Held to Maturity	$71,347	$271	$120,159	$1,329	$191,506	$1,600

Unrealized losses on securities in the investment portfolio amounted to $5.1 million with a total fair value of $272.9 million as of March 31, 2020 compared to unrealized losses of $5.9 million with a total fair value of $353.2 million as of December 31, 2019. The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

The Company held four U.S. Government agency securities, twenty-one collateralized mortgage obligations and no agency mortgage-backed securities that were in an unrealized loss position at March 31, 2020. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of March 31, 2020.

All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At March 31, 2020, the investment portfolio included no municipal securities that were in an unrealized loss position.

At March 31, 2020, the investment portfolio included seven corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration. The seven corporate bonds are with five of the largest U.S. financial institutions. Each financial institution is well capitalized.

Proceeds associated with the sale of securities available for sale during the three months ended March 31, 2020 were $26.9 million. Gross gains of $841,000 were realized on these sales. The tax provision applicable to the net gains of $841,000 for the three months ended March 31, 2020 amounted to $213,000.

Proceeds associated with the sale of securities available for sale during the three months ended March 31, 2019 were $24.8 million. Gross gains of $389,000 and gross losses of $67,000 were realized on these sales. The tax provision applicable to the net gains of $322,000 for the three months ended March 31, 2019 amounted to $74,000.

Note 6: Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major category as of March 31, 2020 and December 31, 2019:

(dollars in thousands)	March 31, 2020	December 31, 2019

Commercial real estate	$668,462	$613,631
Construction and land development	144,215	121,395
Commercial and industrial	241,754	223,906
Owner occupied real estate	436,499	424,400
Consumer and other	103,949	101,320
Residential mortgage	287,425	263,444
Total loans receivable	1,882,304	1,748,096
Deferred (fees) costs	(267)	99
Allowance for loan losses	(10,217)	(9,266)
Net loans receivable	$1,871,820	$1,738,929

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

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three months ended March 31, 2020 and 2019:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended March 31, 2020
Allowance for loan losses:

Beginning balance:	$3,043	$688	$931	$2,292	$590	$1,705	$17	$9,266
Charge-offs	-	-	-	-	(22)	-	-	(22)
Recoveries	-	-	17	-	6	-	-	23
Provisions (credits)	359	146	494	(433)	60	207	117	950
Ending balance	$3,402	$834	$1,442	$1,859	$634	$1,912	$134	$10,217

Three months ended March 31, 2019
Allowance for loan losses:

Beginning balance:	$2,462	$777	$1,754	$2,033	$577	$894	$118	$8,615
Charge-offs	-	-	(929)	(75)	(13)	-	-	(1,017)
Recoveries	-	-	1	-	1	-	-	2
Provisions (credits)	210	(74)	211	(91)	(29)	91	(18)	300
Ending balance	$2,672	$703	$1,037	$1,867	$536	$985	$100	$7,900

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of March 31, 2020 and December 31, 2019:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

March 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$322	$-	$72	$231	$-	$1	$-	$626
Collectively evaluated for impairment	3,080	834	1,370	1,628	634	1,911	134	9,591
Total allowance for loan losses	$3,402	$834	$1,442	$1,859	$634	$1,912	$134	$10,217

Loans receivable:
Loans evaluated individually	$10,703	$-	$3,219	$5,345	$1,347	$889	$-	$21,503
Loans evaluated collectively	657,759	144,215	238,535	431,154	102,602	286,536	-	1,860,801
Total loans receivable	$668,462	$144,215	$241,754	$436,499	$103,949	$287,425	$-	$1,882,304

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total
December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$265	$-	$23	$268	$-	$-	$-	$556
Collectively evaluated for impairment	2,778	688	908	2,024	590	1,705	17	8,710
Total allowance for loan losses	$3,043	$688	$931	$2,292	$590	$1,705	$17	$9,266

Loans receivable:
Loans evaluated individually	$10,331	$-	$3,087	$3,634	$1,062	$768	$-	$18,882
Loans evaluated collectively	603,300	121,395	220,819	420,766	100,258	262,676	-	1,729,214
Total loans receivable	$613,631	$121,395	$223,906	$424,400	$101,320	$263,444	$-	$1,748,096

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans, but also include internally classified accruing loans. The following table summarizes information with regard to impaired loans by loan portfolio class as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$6,558	$6,564	$-	$6,186	$6,192	$-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,735	2,908	-	2,719	2,989	-
Owner occupied real estate	3,234	3,391	-	2,127	2,275	-
Consumer and other	1,347	1,677	-	1,062	1,375	-
Residential mortgage	768	768	-	768	768	-
Total	$14,642	$15,308	$-	$12,862	$13,599	$-

With an allowance recorded:
Commercial real estate	$4,145	$4,667	$322	$4,145	$4,667	$265
Construction and land development	-	-	-	-	-	-
Commercial and industrial	484	530	72	368	383	23
Owner occupied real estate	2,111	2,130	231	1,507	1,521	268
Consumer and other	-	-	-	-	-	-
Residential mortgage	121	121	1	-	-	-
Total	$6,861	$7,448	$626	$6,020	$6,571	$556

Total:
Commercial real estate	$10,703	$11,231	$322	$10,331	$10,859	$265
Construction and land development	-	-	-	-	-	-
Commercial and industrial	3,219	3,438	72	3,087	3,372	23
Owner occupied real estate	5,345	5,521	231	3,634	3,796	268
Consumer and other	1,347	1,677	-	1,062	1,375	-
Residential mortgage	889	889	1	768	768	-
Total	$21,503	$22,756	$626	$18,882	$20,170	$556

The following table presents additional information regarding the Company’s impaired loans for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$6,372	$70	$6,314	$70
Construction and land development	-	-	-	-
Commercial and industrial	2,727	1	1,655	-
Owner occupied real estate	2,680	2	1,891	14
Consumer and other	1,205	2	765	2
Residential mortgage	768	-	-	-
Total	$13,752	$75	$10,625	$86

With an allowance recorded:
Commercial real estate	$4,145	$-	$4,614	$-
Construction and land development	-	-	-	-
Commercial and industrial	426	-	1,454	-
Owner occupied real estate	1,809	6	534	6
Consumer and other	-	-	76	-
Residential mortgage	60	-	-	-
Total	$6,440	$6	$6,678	$6

Total:
Commercial real estate	$10,517	$70	$10,928	$70
Construction and land development	-	-	-	-
Commercial and industrial	3,153	1	3,109	-
Owner occupied real estate	4,489	8	2,425	20
Consumer and other	1,205	2	841	2
Residential mortgage	828	-	-	-
Total	$20,192	$81	$17,303	$92

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2020 and December 31, 2019:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At March 31, 2020
Commercial real estate	$7,394	$-	$4,470	$11,864	$656,598	$668,462	$-
Construction and land development	-	-	-	-	144,215	144,215	-
Commercial and industrial	130	-	3,165	3,295	238,459	241,754	-
Owner occupied real estate	7,647	-	4,439	12,086	424,413	436,499	-
Consumer and other	662	26	1,222	1,910	102,039	103,949	-
Residential mortgage	1,209	-	889	2,098	285,327	287,425	-
Total	$17,042	$26	$14,185	$31,253	$1,851,051	$1,882,304	$-

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2019
Commercial real estate	$-	$313	$4,159	$4,472	$609,159	$613,631	$-
Construction and land development	-	-	-	-	121,395	121,395	-
Commercial and industrial	-	50	3,087	3,137	220,769	223,906	-
Owner occupied real estate	-	1,219	3,337	4,556	419,844	424,400	-
Consumer and other	112	241	1,062	1,415	99,905	101,320	-
Residential mortgage	-	-	768	768	262,676	263,444	-
Total	$112	$1,823	$12,413	$14,348	$1,733,748	$1,748,096	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2020 and December 31, 2019:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At March 31, 2020:
Commercial real estate	$663,807	$88	$4,567	$-	$668,462
Construction and land development	144,215	-	-	-	144,215
Commercial and industrial	238,535	-	3,219	-	241,754
Owner occupied real estate	430,611	543	5,345	-	436,499
Consumer and other	102,602	-	1,347	-	103,949
Residential mortgage	286,536	-	889	-	287,425
Total	$1,866,306	$631	$15,367	$-	$1,882,304

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2019:
Commercial real estate	$609,382	$90	$4,159	$-	$613,631
Construction and land development	121,395	-	-	-	121,395
Commercial and industrial	220,819	-	3,087	-	223,906
Owner occupied real estate	418,997	1,770	3,633	-	424,400
Consumer and other	100,258	-	1,062	-	101,320
Residential mortgage	262,555	121	768	-	263,444
Total	$1,733,406	$1,981	$12,709	$-	$1,748,096

The following table shows non-accrual loans by class as of March 31, 2020 and December 31, 2019:

(dollars in thousands)	March 31, 2020	December 31, 2019

Commercial real estate	$4,470	$4,159
Construction and land development	-	-
Commercial and industrial	3,165	3,087
Owner occupied real estate	4,439	3,337
Consumer and other	1,222	1,062
Residential mortgage	889	768
Total	$14,185	$12,413

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $224,000 and $112,000 for the three months ended March 31, 2020 and 2019, respectively.

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

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. As of May 5, 2020, we have received requests to defer loan payments from 415 customers with total outstanding balances of $357 million. As of March 31, 2020, none of the documentation to formally modify those loans to incorporate the deferral requests had been executed.

The following table summarizes information with regard to outstanding troubled debt restructurings at March 31, 2020 and December 31, 2019:

(dollars in thousands)	Number of Loans	Accrual Status	Non-Accrual Status	Total TDRs
March 31, 2020
Commercial real estate	1	$6,136	$-	$6,136
Construction and land development	-	-	-	-
Commercial and industrial	-	-	-	-
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	1	$6,136	$-	$6,136

December 31, 2019
Commercial real estate	1	$6,173	$-	$6,173
Construction and land development	-	-	-	-
Commercial and industrial	-	-	-	-
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	1	$6,173	$-	$6,173

All TDRs are considered impaired and are therefore individually evaluated for impairment in the calculation of the allowance for loan losses. Some TDRs may not ultimately result in the full collection of principal and interest as restructured and could lead to potential incremental losses. These potential incremental losses would be factored into the Company’s estimate of the allowance for loan losses. The level of any subsequent defaults will likely be affected by future economic conditions.

There were no loan modifications made during the three months ended March 31, 2020 and 2019 that met the criteria of a TDR.

After a loan is determined to be a TDR, the Company continues to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the three months ended March 31, 2020 and the year ended December 31, 2019.

There was one residential mortgage in the process of foreclosure as of March 31, 2020 and December 31, 2019. There was no other real estate owned relating to residential real estate at March 31, 2020 and December 31, 2019.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2020 and December 31, 2019 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

March 31, 2020
Assets:

U.S. Government agencies	$36,643	$-	$36,643	$-
Collateralized mortgage obligations	279,459	-	279,459	-
Agency mortgage-backed securities	105,776	-	105,776	-
Municipal securities	2,654	-	2,654	-
Corporate bonds	72,979	-	70,330	2,649
Securities Available for Sale	$497,511	$-	$494,862	$2,649

Mortgage Loans Held for Sale	$15,439	$-	$15,439	$-
SBA Servicing Assets	4,644	-	-	4,644
Interest Rate Lock Commitments	528	-	528	-
Best Efforts Forward Loan Sales Commitments	1,057	-	1,057	-
Mandatory Forward Loan Sales Commitments	271	-	271	-

Liabilities:

Interest Rate Lock Commitments	718	-	718	-
Best Efforts Forward Loan Sales Commitments	58	-	58	-
Mandatory Forward Loan Sales Commitments	29	-	29	-

December 31, 2019
Assets:

U.S. Government agencies	$38,305	$-	$38,305	$-
Collateralized mortgage obligations	331,438	-	331,438	-
Agency mortgage-backed securities	98,937	-	98,937	-
Municipal securities	4,082	-	4,082	-
Corporate bonds	66,280	-	63,460	2,820
Securities Available for Sale	$539,042	$-	$536,222	$2,820

Mortgage Loans Held for Sale	$10,345	$-	$10,345	$-
SBA Servicing Assets	4,447	-	-	4,447
Interest Rate Lock Commitments	362	-	362	-
Best Efforts Forward Loan Sales Commitments	4	-	4	-
Mandatory Forward Loan Sales Commitments	2	-	2	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	133	-	133	-
Mandatory Forward Loan Sales Commitments	83	-	83	-

The following table presents an analysis of the activity in the SBA servicing assets for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019

Beginning balance, January 1st	$4,447	$4,785
Additions	238	211
Fair value adjustments	(41)	(365)
Ending balance, March 31st	$4,644	$4,631

Fair value adjustments are recorded as loan and servicing fees on the statement of income. Servicing fee income, not including fair value adjustments, totaled $430,000 and $458,000 for the three months ended March 31, 2020 and 2019, respectively. Total loans in the amount of $208.1 million at March 31, 2020 and $201.7 million at December 31, 2019 were serviced for others.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019:

	2020	2019
Level 3 Investments Only (dollars in thousands)	Corporate Bonds	Corporate Bonds
Balance, January 1st	$2,819	$3,069
Unrealized losses	(170)	(35)
Paydowns	-	-
Proceeds from sales	-	-
Realized gains	-	-
Impairment charges on Level 3	-	-
Balance, March 31st	$2,649	$3,034

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2020 and December 31, 2019 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
March 31, 2020
Impaired loans	$6,235	$-	$-	$6,235

December 31, 2019
Impaired loans	$5,730	$-	$-	$5,730
Other real estate owned	899	-	-	899

The table below presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2020
Corporate bonds	$2,649	Discounted Cash Flows	Discount Rate	(4.71%)

		Discounted Cash Flows	Conditional Prepayment Rate	(13.61%)
SBA servicing assets	$4,644
			Discount Rate	(10.00%)

Impaired loans	$6,235	Appraised Value of Collateral (1)	Liquidation expenses (2)	9%	-	27%	(13%) (3)

December 31, 2019
Corporate bonds	$2,820	Discounted Cash Flows	Discount Rate	(6.66%)

		Discounted Cash Flows	Conditional Prepayment Rate	(13.53%)
SBA servicing assets	$4,447
			Discount Rate	(10.75%)

Impaired loans	$5,730	Appraised Value of Collateral (1)	Liquidation expenses (2)	9%	-	20%	(12%) (3)

Other real estate owned	$899	Appraised Value of Collateral (1)	Liquidation expenses (2)	6%	-	16%	(8%) (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2020 and December 31, 2019.

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

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect their economic value. Interest income on loans held for sale, which totaled $83,000 for three months ended March 31, 2020 and $130,000 for the three months ended March 31, 2019, are included in interest and fees in the statements of operations.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
March 31, 2020	$15,439	$15,245	$194

December 31, 2019	$10,345	$9,983	$362

Changes in the excess carrying amount over aggregate unpaid principal balance are recorded in the statement of operations in mortgage banking income. Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at March 31, 2020 and December 31, 2019.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value. Fair value is determined through valuations periodically performed by third-party appraisers, and the real estate is carried at the lower of its carrying amount or fair value less estimated costs to sell. Any declines in the fair value of the real estate properties below the initial cost basis are recorded through a valuation expense. At March 31, 2020 and December 31, 2019, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market. At March 31, 2020 and December 31, 2019, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	March 31, 2020	December 31, 2019

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$4,644	$4,447

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	2%	2%
Adjustable-rate SBA loans	98%	98%
Total	100%	100%

Weighted Average Remaining Term (in years)	20.8	20.7

Prepayment Speed	13.61%	13.53%
Effect on fair value of a 10% increase	$(152)	$(175)
Effect on fair value of a 20% increase	(295)	(338)

Weighted Average Discount Rate	10.00%	10.75%
Effect on fair value of a 10% increase	$(148)	$(154)
Effect on fair value of a 20% increase	(288)	(298)

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

The estimated fair values of the Company’s financial instruments at March 31, 2020 were as follows.

	Fair Value Measurements at March 31, 2020
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$56,517	$56,517	$56,517	$-	$-
Investment securities available for sale	497,511	497,511	-	494,862	2,649
Investment securities held to maturity	611,914	636,861	-	636,861	-
Restricted stock	2,746	2,746	-	2,746	-
Loans held for sale	16,820	16,820	-	15,439	1,381
Loans receivable, net	1,871,820	1,860,964	-	-	1,860,964
SBA servicing assets	4,644	4,644	-	-	4,644
Accrued interest receivable	10,475	10,475	-	10,475	-
Interest rate lock commitments	528	528	-	528	-
Best efforts forward loan sales commitments	1,057	1,057	-	1,057	-
Mandatory forward loan sales commitments	271	271	-	271	-

Financial liabilities:
Deposits
Demand, savings and money market	$2,721,848	$2,721,848	$-	$2,721,848	$-
Time	222,631	224,321	-	224,321	-
Subordinated debt	11,267	7,963	-	-	7,963
Accrued interest payable	1,733	1,733	-	1,733	-
Interest rate lock commitments	718	718	-	718	-
Best efforts forward loan sales commitments	58	58	-	58	-
Mandatory forward loan sales commitments	29	29	-	29	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

The estimated fair values of the Company’s financial instruments at December 31, 2019 were as follows:

	Fair Value Measurements at December 31, 2019
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$168,319	$168,319	$168,319	$-	$-
Investment securities available for sale	539,042	539,042	-	536,222	2,820
Investment securities held to maturity	644,842	653,109	-	653,109	-
Restricted stock	2,746	2,746	-	2,746	-
Loans held for sale	13,349	13,349	-	10,345	3,004
Loans receivable, net	1,738,929	1,731,876	-	-	1,731,876
SBA servicing assets	4,447	4,447	-	-	4,447
Accrued interest receivable	9,934	9,934	-	9,934	-
Interest rate lock commitments	362	362	-	362	-
Best efforts forward loan sales commitments	4	4	-	4	-
Mandatory forward loan sales commitments	2	2	-	2	-

Financial liabilities:
Deposits
Demand, savings and money market	$2,775,584	$2,775,584	$-	$2,775,584	$-
Time	223,579	224,095	-	224,095	-
Subordinated debt	11,265	8,540	-	-	8,540
Accrued interest payable	1,630	1,630	-	1,630	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	133	133	-	133	-
Mandatory forward loan sales commitments	83	83	-	83	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

Note 8: Changes in Accumulated Other Comprehensive Income (Loss) By Component (1)

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2020 and 2019, and the year ended December 31, 2019.

	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2020	$(1,275)	$(6,066)	$(7,341)
Unrealized gain on securities	3,264	-	3,264
Amounts reclassified from accumulated other comprehensive income to net income (2)	(628)	305	(323)
Net current-period other comprehensive income	2,636	305	2,941
Total change in accumulated other comprehensive income	2,636	305	2,941
Balance March 31, 2020	$1,361	$(5,761)	$(4,400)

Balance January 1, 2019	$(4,736)	$(7,191)	$(11,927)
Unrealized gain on securities	1,770	-	1,770
Amounts reclassified from accumulated other comprehensive income to net income (2)	(248)	240	(8)
Net current-period other comprehensive income	1,522	240	1,762
Total change in accumulated other comprehensive income	1,522	240	1,762
Balance March 31, 2019	$(3,214)	$(6,951)	$(10,165)

Balance January 1, 2019	$(4,736)	$(7,191)	$(11,927)
Unrealized gain on securities	4,284	-	4,284
Amounts reclassified from accumulated other comprehensive income to net income (2)	(823)	1,125	302
Net current-period other comprehensive income	3,461	1,125	4,586
Total change in accumulated other comprehensive income	3,461	1,125	4,586
Balance December 31, 2019	$(1,275)	$(6,066)	$(7,341)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Income.

Note 9: Goodwill and Other Intangibles

The Company completed an annual impairment test for goodwill as of July 31, 2019 and 2018. Future impairment testing will be conducted as of July 31 on an annual basis, unless a triggering event occurs in the interim that would suggest impairment, in which case it would be tested as of the date of the triggering event. In connection with the review of our financial condition in light of the COVID-19 pandemic, we evaluated our assets, including goodwill and other intangibles for potential impairment. During the first quarter of 2020, as a result of the various economic events which transpired we determined that a triggering event had occurred. Accordingly, we performed a quantitative test to assess whether or not goodwill had been impaired. Based on our analysis as of March 31, 2020, we have concluded that goodwill had not been impaired and no adjustment was required as of that date. There was also no goodwill impairment recorded during the three months ended March 31, 2019. We will continue to closely monitor key economic indicators and any factors that may impact our analysis of potential goodwill impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

In July 2016, Republic acquired all of the issued and outstanding limited liability company interests of Oak Mortgage Company, LLC (“Oak Mortgage”) and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. The goodwill related to the acquisition of Oak Mortgage is detailed in the table below:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Balance, January 1st	$5,011	$5,011
Additions/Adjustments	-	-
Amortization	-	-
Balance, March 31st	$5,011	$5,011

Amortization Period (in years)	Indefinite	Indefinite

Note 10: Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the three months ended March 31, 2020 and 2019. The following table summarizes the amounts recorded in Republic’s statement of financial condition for derivatives not designated as hedging instruments as of March 31, 2020 and December 31, 2019 (in thousands):

March 31, 2020	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC’s	Other Assets	$528	$38,062
Best efforts forward loan sales commitments	Other Assets	1,057	40,076
Mandatory forward loan sales commitments	Other Assets	271	8,562

Liability derivatives:

IRLC’s	Other Liabilities	$718	$10,293
Best efforts forward loan sales commitments	Other Liabilities	58	8,279
Mandatory forward loan sales commitments	Other Liabilities	29	6,532

December 31, 2019	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC’s	Other Assets	$362	$14,586
Best efforts forward loan sales commitments	Other Assets	4	875
Mandatory forward loan sales commitments	Other Assets	2	288

Liability derivatives:

IRLC’s	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	133	13,711
Mandatory forward loan sales commitments	Other Liabilities	83	9,614

The following table summarizes the amounts recorded in Republic’s statement of income for derivative instruments not designated as hedging instruments for the three months ended March 31, 2020 and 2019 (in thousands):

Three Months Ended March 31, 2020	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLCs	Mortgage banking income	$166
Best efforts forward loan sales commitments	Mortgage banking income	1,053
Mandatory forward loan sales commitments	Mortgage banking income	269

Liability derivatives:

IRLCs	Mortgage banking income	$(718)
Best efforts forward loan sales commitments	Mortgage banking income	75
Mandatory forward loan sales commitments	Mortgage banking income	54

Three Months Ended March 31, 2019	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLCs	Mortgage banking income	$363
Best efforts forward loan sales commitments	Mortgage banking income	(3)
Mandatory forward loan sales commitments	Mortgage banking income	(10)

Liability derivatives:

IRLCs	Mortgage banking income	$-
Best efforts forward loan sales commitments	Mortgage banking income	(154)
Mandatory forward loan sales commitments	Mortgage banking income	42

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

Note 11: Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 2 Summary of Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement of recognition of revenue. Management determined that a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$2,064	$1,612
Other non-interest income	62	79
Non-interest income (in-scope of Topic 606)	2,126	1,691
Non-interest income (out-of-scope of Topic 606)	4,419	3,254
Total non-interest income	$6,545	$4,945

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2020 and December 31, 2019, the Company did not have any significant contract balances.

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

At March 31, 2020, the Company had thirty-eight operating lease agreements, which include operating leases for eighteen branch locations, seven offices that are used for general office space, and thirteen operating leases for equipment. Two of the real property operating leases did not include one or more options to extend the lease term. Five of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property. The thirty-eight operating leases have maturity dates ranging from June 2020 to August 2059 most of which include options for multiple five and ten year extensions which the Company is reasonably certain to exercise. No operating leases include variable lease payments that are based on an index or rate, such as the CPI. The weighted average remaining operating lease term for these leases is 19.7 years as of March 31, 2020.

At March 31, 2019, the Company had twenty-four operating lease agreements, which include operating leases for sixteen branch locations and eight offices that are used for general office space. One of the real property operating leases did not include one or more options to extend the lease term. Five of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property. The twenty-four operating leases have maturity dates ranging from August 2019 to December 2058 most of which include options for multiple five and ten year extensions which the Company is reasonably certain to exercise. No operating leases include variable lease payments that are based on an index or rate, such as the CPI. The weighted average remaining operating lease term for these leases is 19.2 years as of March 31, 2019.

The discount rate used in determining the operating lease liability obligation for each individual lease was the assumed incremental borrowing rate for the Company that corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average operating lease discount rate was 3.58% and 3.61% as of March 31, 2020 and 2019, respectively.

The following table presents operating lease costs net of sublease income for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
(dollars in thousands)
Operating lease cost	$1,917	$1,366
Sublease income	-	(81)
Total lease cost	$1,917	$1,285

The following table presents a maturity analysis of total operating lease liability obligations and reconciliation of the undiscounted cash flows to total operating lease liability obligations for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
(dollars in thousands)
Operating lease payments due:
Within one year	$6,991	$5,669
One to three years	11,541	10,336
Three to five years	10,173	8,641
More than five years	73,691	59,638
Total undiscounted cash flows	102,396	84,284
Discount on cash flows	(32,163)	(26,634)
Total operating lease liability obligations	$70,233	$57,650

The following table presents cash and non-cash activities for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,734	$1,003

Non-cash investing and financing activities
Additions to Operating leases – right of use asset
New operating lease liability obligation	$2,510	$58,385

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

We may from time to time make written or oral "forward-looking statements", including statements contained in this quarterly report. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise with changes in: general economic conditions, including turmoil in the financial markets and related efforts of government agencies to stabilize the financial system; the adequacy of our allowance for loan losses and our methodology for determining such allowance; adverse changes in our loan portfolio and credit risk-related losses and expenses; concentrations within our loan portfolio, including our exposure to commercial real estate loans, and to our primary service area; changes in interest rates; our ability to identify, negotiate, secure and develop new store locations and renew, modify, or terminate leases or dispose of properties for existing store locations effectively; business conditions in the financial services industry, including competitive pressure among financial services companies, new service and product offerings by competitors, price pressures and similar items; deposit flows; loan demand; the regulatory environment, including evolving banking industry standards, changes in legislation or regulation; our securities portfolio and the valuation of our securities; accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements; rapidly changing technology; litigation liabilities, including costs, expenses, settlements and judgments; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.  You should carefully review the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2019 and other documents we file from time to time with the Securities and Exchange Commission. The words "would be," "could be," "should be," "probability," "risk," "target," "objective," "may," "will," "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions or variations on such expressions are intended to identify forward-looking statements. All such statements are made in good faith by us pursuant to the "safe harbor" provisions of the U.S. Private Securities Litigation Reform Act of 1995. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of us, except as may be required by applicable law or regulations.

Executive Summary

Republic First Bancorp, Inc. was organized and incorporated under the laws of the Commonwealth of Pennsylvania in 1987 and is the holding company for Republic First Bank, which does business under the name Republic Bank. We offer a variety of credit and depository banking services to individuals and businesses primarily in Greater Philadelphia, Southern New Jersey and New York City through our offices and branch locations in those markets. We commonly refer to our branch locations as stores to reflect our retail oriented approach to customer service and convenience.

As of March 31, 2020, we serve our customers through 30 store locations, in addition to 4 loan offices that specialize in commercial, small business and residential mortgage lending. Our stores are open 7 days a week, 361 days a year, with extended lobby and drive-thru hours providing customers with some of the most convenient hours compared to any bank in the markets which we operate. We offer free checking, free coin counting, and ATM/Debit cards issued on the spot. We also provide access to more than 55,000 surcharge free ATM machines worldwide through the Allpoint network to our customers. Our commitment to deliver best in class customer service not only applies to our store locations, but includes by phone, online and mobile options as well. Our business model is built on customer loyalty and engagement, understanding customer needs and offering the financial products and services to help them achieve their goals and objectives.

Current Economic Environment

The coronavirus (COVID-19) outbreak and the public health response to contain it have resulted in unprecedented economic and financial market conditions as of the end of the first quarter of 2020 that did not exist at the beginning of the quarter. These conditions have continued to worsen as we progress into the second quarter. In response to these evolving conditions, the Board of Governors of the Federal Reserve System reduced the federal funds target range by 150 basis points to 0.00% to 0.25% in March 2020. The Federal Reserve has taken additional steps to bolster the economy by promoting liquidity in certain securities markets and providing funding sources for small and mid-sized businesses, as well as, state and local governments as they work through the cash flow stresses caused by the COVID-19 pandemic.

The recession that has begun in the U.S. as a result of the government-mandated business closures and stay-at-home orders is significantly impacting the labor market, consumer spending, business investment and profitability. As a result, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which is the largest economic stimulus package in the nation’s history in an effort to lessen the impact of COVID-19 on consumers and businesses. Among other measures, the CARES Act authorized funding for the Small Business Administration (SBA) Paycheck Protection Program (PPP) to provide loans to small businesses to keep employees on their payroll and to make other eligible payments to sustain their operation in the near term.

COVID-19 Response Efforts

Republic is committed to providing the financial resources necessary to support the economic recovery in our market. We have taken an active role in participating in the PPP Program approved under the CARES Act. We quickly developed a process to accept PPP loan applications not only from our valued small business customers, but from non-customers throughout our community as well. As of May 5, 2020, we processed and obtained SBA approval for more than 4,000 PPP applications resulting in over $700 million in loans. We are now evaluating the guidelines of the Main Street Lending Program designed by the Federal Reserve to support small and medium-sized businesses that were unable to access the PPP Program or that require additional financial support after receiving a PPP loan.

We have also taken a number of steps to mitigate the potential spread of the coronavirus and to assist our customers, employees and other members of the community during this pandemic crisis. As of March 31, 2020 we have:

●	Temporarily closed the lobbies in all of our suburban store locations. However, drive-thru lanes remain open for all transactions including new account openings.

●	Encouraged customers to utilize our online, mobile and telephone banking systems. In addition, we continue to offer more than 55,000 surcharge free ATM machines to all of our customers.

●	Directed our commercial lenders to contact each of their customers to discuss the impact of the current economic conditions on their business and to develop a plan for assistance if required.

●	Implemented a work from home policy for all employees whose primary responsibilities can be completed in this manner.

●	Initiated additional preventative measures by providing guidance and proper supplies to all employees to support appropriate hygiene and social distancing.

●	Changed the Annual Shareholder Meeting held on April 29, 2020 to a virtual meeting only.

Loss Mitigation and Loan Portfolio Analysis

We have taken a proactive approach to analyze and prepare for the potential challenges to be faced as the effects of the economic shutdown begin to unfold. A detailed analysis of loan concentrations and segments that may present the areas of highest risk has been prepared. Our commercial lending team has initiated contact with a majority of our loan customers to discuss the impact that this pandemic crisis has had on their businesses to date and the expected ramifications that could be felt in the future. As of May 5, 2020, we have received requests to defer loan payments from 415 customers with total outstanding balances of $357 million, or 20% of total loans outstanding as of March 31, 2020. Approximately $221 million, or 62%, of the deferral requests were for deferment of principal balances only. The remaining deferrals include requests to defer both principal and interest payments. We have executed loan modifications and initiated payment deferrals for all customers that have an immediate need for assistance. As of March 31, 2020, none of the documentation to formally modify these loans to incorporate the deferral requests had been executed. The regulatory agencies that supervise financial institutions have issued an Interagency Statement that encourages financial institutions to actively work with borrowers that have been impacted by the effects of COVID-19. Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not 30 days past due as of December 31, 2019.

As a result of the recent changes in economic conditions, we have increased the qualitative factors for certain components of the Bank’s allowance for loan loss calculation. We have also taken into consideration the probable impact that the various stimulus initiatives provided through the CARES Act, along with other government programs, may have to assist borrowers during this period of economic stress. We believe the combination of ongoing communication with our customers, loan to values on underlying collateral, loan payment deferrals, increased focus on risk management practices, and access to government programs such as the PPP Program should help mitigate potential future period losses. We will continue to closely monitor all key economic indicators and our internal asset quality metrics as the effects of the coronavirus pandemic begin to unfold. Based on the incurred loss methodology currently utilized by the Bank, the provision for loan losses and charge-offs may be impacted in future periods, but more time is needed to fully understand the magnitude and length of the economic downturn and the full impact on our loan portfolio.

Recent Regulatory Reform Legislation

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

Financial Condition

Assets

Total assets decreased by $40.9 million to $3.300 billion at March 31, 2020, compared to $3.341 billion at December 31, 2019.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount of these two categories decreased by $111.8 million to $56.5 million at March 31, 2020, from $168.3 million at December 31, 2019.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which we usually originate with the intention of selling in the future and residential mortgage loans originated which we also intend to sell in the future. Total SBA loans held for sale were $1.4 million at March 31, 2020 as compared to $3.0 million at December 31, 2019. Residential mortgage loans held for sale were $15.4 million at March 31, 2020 compared to $10.3 million at December 31, 2019. Loans held for sale, as a percentage of total Company assets, were less than 1% at March 31, 2020.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $38.2 million at March 31, 2020. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit.

Loans increased $132.9 million, or 8%, to $1.9 billion at March 31, 2020, versus $1.7 billion at December 31, 2019. This growth was the result of an increase in loan demand across all categories driven by the successful execution of our relationship banking strategy which focuses on delivering high levels of customer service.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes. Our investment securities classified as available-for-sale consist primarily of U.S. Government agency Small Business Administration (“SBA”) bonds, U.S. Government agency collateralized mortgage obligations (“CMO”), agency mortgage-backed securities (“MBS”), municipal securities, and corporate bonds. Available-for-sale securities totaled $497.5 million at March 31, 2020, compared to $539.0 million at December 31, 2019. The decrease was primarily due to the paydown, maturity, or call, of securities totaling $34.7 million and the sale of securities totaling $26.9 million partially offset by the purchase of securities totaling $16.9 during the first three months of 2020. At March 31, 2020, the portfolio had a net unrealized gain of $1.8 million compared to a net unrealized loss of $1.7 million at December 31, 2019. The change in value of the investment portfolio was driven by a decrease in market interest rates which drove an increase in value of the securities available-for-sale in our portfolio during the first three months of 2020.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (“SBIC”) and Small Business Administration (“SBA”) bonds, CMOs and MBSs. The fair value of securities held-to-maturity totaled $636.9 million and $653.1 million at March 31, 2020 and December 31, 2019, respectively. The decrease was primarily due to the paydown, maturity, or call of securities totaling $32.8 million partially offset by an increase of $16.7 million in the value of securities held in the portfolio during the first three months of 2020. The change in value of the investment portfolio was driven by a decrease in market interest rates which drove an increase in value of the securities held-to-maturity in our portfolio during the first three months of 2020.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of March 31, 2020 and December 31, 2019. As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”).

At March 31, 2020 and December 31, 2019, the investment in FHLB of Pittsburgh capital stock totaled $2.6 million. At both March 31, 2020 and December 31, 2019, ACBB capital stock totaled $143,000. Both the FHLB and ACBB issued dividend payments during the first quarter of 2020.

Premises and Equipment

The balance of premises and equipment increased to $119.9 million at March 31, 2020 from $117.0 million at December 31, 2019. The increase was primarily due to premises and equipment expenditures of $4.8 million less depreciation and amortization expenses of $1.9 million during the first quarter of 2020. A new store was opened in Northfield, NJ in January 2020 bringing the total store count to thirty. Construction is ongoing on a site in Bensalem, PA which scheduled to be completed by mid-2020. There are also multiple sites in various stages of development for future store locations.

More expansion into New York City is planned for 2020. We intend to open one or two more new stores in Manhattan during 2020 after opening two stores in 2019.

Other Real Estate Owned

       The balance of other real estate owned was $1.1 million at March 31, 2020 and $1.7 million at December 31, 2019. The decrease was due to sale of one property totaling $586,000 during the three months ended March 31, 2020.

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

The right-of-use asset is valued as the initial amount of the lease liability obligation adjusted for any initial direct costs, prepaid or accrued rent, and any lease incentives. At March 31, 2020 and December 31, 2019, the balance of operating leases – right-of-use asset was $66.0 million and $64.8 million, respectively.

Goodwill

Goodwill amounted to $5.0 million at both March 31, 2020 and December 31, 2019. We completed an annual impairment test for goodwill as of July 31, 2019 and 2018. In connection with the review of our financial condition in light of the COVID-19 pandemic, we evaluated our assets, including goodwill and other intangibles for potential impairment. During the first quarter of 2020, as a result of the various economic events which transpired we determined that a triggering event had occurred. Accordingly, we performed a quantitative test to assess whether or not goodwill had been impaired. Based on our analysis as of March 31, 2020, we have concluded that goodwill had not been impaired and no adjustment is required as of that date. During the years ended December 31, 2019 and 2018, there was also no goodwill impairment recorded. We will continue to closely monitor key economic indicators and any factors that may impact our analysis of potential goodwill impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Impairment is a condition that exists when the carrying amount of goodwill exceeds its implied fair value. As of July 31, 2019, the fair value of the Reporting Unit exceeded its carrying value by 20%. In the current analysis as of March 31, 2020, the fair value of the Reporting Unit exceeded its carrying value by 15%. The determination of the fair value of the Reporting Unit incorporates assumptions that marketplace participants would use in their estimates of fair value of the Reporting Unit in a change of control transaction, as prescribed by ASC Topic 820.

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

Total deposits decreased by $54.7 million to $2.9 billion at March 31, 2020 from $3.0 billion at December 31, 2019. The decline in deposit balances during the first quarter of 2020 was primarily driven by a reduction in interest-bearing demand balances driven by some of our larger customer accounts, including public fund relationships. Historically we have experienced seasonal outflows associated with these type of depositors during the first half of a calendar year as tax collection cycles result in lower deposit balances during this time period.

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

The operating lease liability obligation is calculated as the present value of the lease payments, using the discount rate specified in the lease, or if that is not available, our incremental borrowing rate. At March 31, 2020 and December 31, 2020, the balance of the operating lease liability obligation was $70.2 million and $68.9 million, respectively.

Shareholders’ Equity

Total shareholders’ equity increased $2.9 million to $252.1 million at March 31, 2020 compared to $249.2 million at December 31, 2019. The increase during the first quarter of 2020 was primarily due to a $2.9 million decrease in accumulated other comprehensive losses associated with an increase in the market value of the investment securities portfolio. The shift in market value of the securities portfolio was primarily driven by a decrease in market interest rates which drove an increase in the market value of the securities held in our portfolio.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

We reported a net loss of $593,000 or ($0.01) per diluted share, for the three month period ended March 31, 2020 compared to net income of $426,000 or $0.01 per diluted share, for the three month period ended March 31, 2019. The decline in earnings year over year was primarily driven by a 17% increase in non-interest expense amounting to $4.0 million. This increase was a result of the ongoing growth and expansion initiative which included the opening of the Company’s first two store locations in New York City during the second half of 2019. In addition, the net interest margin decreased to 2.76% for the three month period ended March 31, 2020 compared to 3.00% for the three month period ended March 31, 2019. This decrease was a result of the challenging nature of the interest rate environment driven by a flat and, at times, an inverted yield curve. The growth in non-interest expense outpaced the growth in revenue over the last twelve months resulting in a reduction in profitability.

Net interest income was $20.8 million for the three month period ended March 31, 2020 compared to $19.1 million for the three months ended March 31, 2019. Interest income increased $1.8 million, or 6.9%, primarily due to an increase in average loans receivable balances and investment securities partially offset by lower yields on those interest earning assets. Interest expense increased $150,000, or 2.3%, primarily due to an increase in the average deposit balances. The net interest margin decreased by 24 basis points to 2.76% during the first quarter of 2020 compared to 3.00% during the first quarter of 2019. Compression in the net interest margin was driven by a more rapid decrease in the yield on interest earning assets compared to our cost of funds.

We recorded a provision for loan losses of $950,000 for the three months ended March 31, 2020 compared to $300,000 for the three months ended March 31, 2019. This was primarily due to an increase in the allowance required for loans collectively evaluated for impairment. We have elected to defer the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as permitted by the CARES Act for the first quarter of 2020, effective as of January 1, 2020.

Non-interest income increased by $1.6 million to $6.5 million during the three months ended March 31, 2020 compared to $4.9 million during the three months ended March 31, 2019. The increase during the three months ended March 31, 2020 was primarily due to increases in the gain on sale of investment securities, service fees on deposit accounts, loan and servicing fees, mortgage banking income, and gain on the sales of SBA loans.

Non-interest expenses increased $4.0 million to $27.3 million during the three months ended March 31, 2020 compared to $23.3 million during the three months ended March 31, 2019. This increase was primarily driven by higher salaries, employee benefits, and occupancy and equipment expenses associated with the addition of new stores related to our expansion strategy which we refer to as “The Power of Red is Back”. Annual merit increases contributed to the increase in salaries and employee benefit costs. We have also incurred costs related to our expansion into New York City as we hire a management and lending team and commence rent payments for our store locations. Our first store in New York City opened at 14th Street & 5th Avenue in Manhattan in July 2019. Construction was completed on a second store location at 51st Street & 3rd Avenue in November 2019.

A benefit for income taxes of $330,000 was recorded during the three months ended March 31, 2020, a decrease of $422,000, compared to a $92,000 provision for income taxes during the three months ended March 31, 2019.

Return on average assets and average equity from continuing operations was (0.07%) and (0.95%), respectively, during the three months ended March 31, 2020 compared to 0.06% and 0.70%, respectively, for the three months ended March 31, 2019.

Analysis of Net Interest Income

Historically, our earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods average assets, liabilities, and shareholders’ equity, interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and Republic’s net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency, a non-GAAP measure, using a rate of 21% in 2020 and 21% in 2019.

Average Balances and Net Interest Income

	For the three months ended March 31, 2020			For the three months ended March 31, 2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$81,339	$289	1.43%	$55,369	$336	2.46%
Investment securities and restricted stock	1,156,504	6,826	2.36%	1,085,910	7,420	2.73%
Loans receivable	1,808,382	20,319	4.52%	1,468,640	17,911	4.95%
Total interest-earning assets	3,046,225	27,434	3.62%	2,609,919	25,667	3.99%
Other assets	260,829			190,855
Total assets	$3,307,054			$2,800,774

Interest-earning liabilities:
Demand – non-interest bearing	$644,601			$512,172
Demand – interest bearing	1,337,646	3,421	1.03%	1,113,758	3,938	1.43%
Money market & savings	752,510	1,783	0.95%	675,506	1,452	0.87%
Time deposits	226,185	1,221	2.17%	153,832	624	1.65%
Total deposits	2,960,942	6,425	0.87%	2,455,268	6,014	0.99%
Total interest-bearing deposits	2,316,341	6,425	1.12%	1,943,096	6,014	1.26%
Other borrowings	11,952	104	3.50%	46,969	365	3.15%
Total interest-bearing liabilities	2,328,293	6,529	1.13%	1,990,065	6,379	1.30%
Total deposits and other borrowings	2,972,894	6,529	0.88%	2,502,237	6,379	1.03%
Non-interest bearing other liabilities	84,211			52,037
Shareholders’ equity	249,949			246,500
Total liabilities and shareholders’ equity	$3,307,054			$2,800,774
Net interest income (2)		$20,905			$19,288
Net interest spread			2.49%			2.69%
Net interest margin (2)			2.76%			3.00%

(1)Yields on investments are calculated based on amortized cost.

(2)Net interest income and net interest margin are presented on a tax equivalent basis, a non-GAAP measure. Net interest income has been increased over the financial statement amount by $151 and $148 for the three months ended March 31, 2020 and 2019, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	For the three months ended March 31, 2020 vs. 2019
	Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$92	$(139)	$(47)
Securities	417	(1,011)	(594)
Loans	3,633	(1,225)	2,408
Total interest-earning assets	4,142	(2,375)	1,767

Interest expense:
Deposits
Interest-bearing demand deposits	573	(1,090)	(517)
Money market and savings	201	130	331
Time deposits	391	206	597
Total deposit interest expense	1,165	(754)	411
Other borrowings	(169)	(92)	(261)
Total interest expense	996	(846)	150
Net interest income	$3,146	$(1,529)	$1,617

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the three months ended March 31, 2020, increased $1.6 million, or 8.4%, over the same period in 2019. Interest income on interest-earning assets totaled $27.4 million for the three months ended March 31, 2020, an increase of $1.8 million, compared to $25.7 million for the three months ended March 31, 2019. The increase in interest income earned was primarily the result of an increase in the average balances of loans receivable and investment securities partially offset by lower yields on those interest earning assets. Total interest expense for the three months ended March 31, 2020 increased by $150,000, or 2.4%, over the same period in 2019. Interest expense on deposits increased by $411,000, or 6.8%, for the three months ended March 31, 2020 versus the same period in 2019 due primarily to an increase in the average balance on deposit balances. Interest expense on other borrowings decreased by $261,000 for the three months ended March 31, 2020 as compared to March 31, 2019 due primarily to a decrease in the average balances on overnight borrowings.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 2.49% during the first three months of 2020 compared to 2.69% during the first three months of 2019. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. For the first three months of 2020 and 2019, the fully tax-equivalent net interest margin was 2.76% and 3.00%, respectively. The decrease in the net interest margin was a result of the challenging nature of the interest rate environment driven by a flat and, at times, an inverted yield curve.

Provision for Loan Losses

We recorded a provision of $950,000 for the three month period ended March 31, 2020 and a $300,000 provision for loan losses for the three month period ended March 31, 2019. During the first three months of 2020, there was an increase in the allowance required for loans collectively evaluated for impairment. We have elected to defer the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as permitted by the CARES Act for the first quarter of 2020, effective as of January 1, 2020.

As a result of the recent changes in economic conditions, we have increased the qualitative factors for certain components of the Bank’s allowance for loan loss calculation. We have also taken into consideration the probable impact that the various stimulus initiatives provided through the CARES Act, along with other government programs, may have to assist borrowers during this period of economic stress. We believe the combination of ongoing communication with our customers, loan payment deferrals, increased focus on risk management practices, and access to government programs such as the PPP Program should help mitigate potential future period losses. We will continue to closely monitor all key economic indicators and our internal asset quality metrics as the effects of the coronavirus pandemic begin to unfold. Based on the incurred loss methodology currently utilized by the Bank, the provision for loan losses and charge-offs may be impacted in future periods, but more time is needed to fully understand the magnitude and length of the economic downturn and the full impact on our loan portfolio.

Non-interest Income

Total non-interest income for the three months ended March 31, 2020 increased by $1.6 million, or 32.4%, compared to the same period in 2019. Service fees on deposit accounts totaled $2.1 million for the first three months of 2020 which represents an increase of $452,000 over the same period in 2019. This increase was due to the growth in the number of customer accounts and transaction volume. There were gains on the sale of investment securities during the first three months of 2020 of $841,000 compared to $322,000 during the first three months of 2019. Mortgage banking income totaled $2.5 million during the three months ended March 31, 2020 which represents an increase of $238,000 from the same period in 2019. Gains on the sale of SBA loans totaled $649,000 for the first three months of 2020, an increase of $147,000, versus $502,000 for the same period in 2019

Non-interest Expenses

Non-interest expenses increased $4.0 million, or 17.2%, to $27.3 million for the first three months of 2020 compared to $23.3 million for the same period in 2019. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits increased by $1.0 million, or 8.3%, for the first three months of 2020 compared to the same period in 2019 which was primarily driven by annual merit increases along with increased staffing levels related to our growth strategy of adding and relocating stores, which we refer to as “The Power of Red is Back”. There were thirty stores open as of March 31, 2020 compared to twenty-six stores at March 31, 2019.

Occupancy expense, including depreciation and amortization expense, increased by $1.3 million or 31.9%, for the first three months of 2020 compared to the same period last year, also as a result of our continuing growth and relocation strategy.

Other real estate expenses totaled $282,000 during the first three months of 2020, a decrease of $55,000, or 16.3%, compared to the same period in 2019. This decrease was a result of lower costs to carry foreclosed properties in the current period.

All other non-interest expenses increased by $1.8 million, or 26.8%, for the first three months of 2020 compared to the same period last year due to increases in expenses related to data processing fees, debit card processing, regulatory assessments and costs, professional fees, and other expenses which were mainly associated with our growth strategy.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net non-interest expenses to average assets, a non-GAAP measure. For the purposes of this calculation, net non-interest expenses equal non-interest expenses less non-interest income. For the three month period ended March 31, 2020, the ratio was 2.52% compared to 2.65% for the three month period ended March 31, 2019. The decrease in this ratio was mainly due to an increase in average assets year over year.

Another productivity measure utilized by management is the operating efficiency ratio, a non-GAAP measure. This ratio expresses the relationship of non-interest expenses to net interest income plus non-interest income. The efficiency ratio equaled 99.9% for the first three months of 2020, compared to 96.6% for the first three months of 2019. The increase for the three months ended March 31, 2020 versus March 31, 2019 was due to non-interest expenses increasing at a faster rate than net interest income and non-interest income.

Provision (Benefit) for Federal Income Taxes

We recorded a benefit for income taxes of $330,000 for the three months ended March 31, 2020, compared to a $92,000 provision for the three months ended March 31, 2019. The effective tax rates for the three-month periods ended March 31, 2020 and 2019 were (36%) and 18%, respectively. The effect of permanent deductions increases the effective tax benefit percentage when in a pre-tax loss position.

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

       In conducting the deferred tax asset analysis, we believe it is important to consider the unique characteristics of an industry or business. In particular, characteristics such as business model, level of capital and reserves held by a financial institution and the ability to absorb potential losses are important distinctions to be considered for bank holding companies like us. In addition, it is also important to consider that net operating loss carryforwards (“NOLs”) calculated for federal income tax purposes can generally be carried back two years and carried forward for a period of twenty years, for NOLs created prior to January 1, 2018. Federal NOLs generated after December 31, 2017 can be carried forward indefinitely and carried back five years to the extent the losses are generated in taxable years beginning before January 1, 2021. In order to realize our deferred tax assets, we must generate sufficient taxable income in such future years.

       In assessing the need for a valuation allowance, we carefully weighed both positive and negative evidence currently available. Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified.

The Company is in a 3-year cumulative profit position factoring in pre-tax GAAP income and permanent book to tax differences. Strong growth in interest-earning assets is expected to continue in future periods. A number of cost control measures have been implemented to offset the challenges faced in growing revenue as a result of compression in the net interest margin. Since the beginning of 2017, the Company has added twelve store locations. Since the inception of the “Power of Red is Back” growth and expansion strategy in 2014, almost every new store location has met or exceeded expectations. The success of the expansion into New York, combined with the stabilization of interest rates and continued loan growth are expected to improve profitability going forward.

Conversely, the Company generated a loss in 2019 and in the first quarter of 2020 when factoring in pre-tax GAAP income and permanent book to tax differences. The Bank’s net interest margin declined during 2019 as a result of the challenging interest rate environment which appears to be consistent across the financial services industry. Rising interest rates and a downturn in the economy could significantly decrease the volume of mortgage loan originations.

The Company has experienced a growing balance sheet driven by the growth and expansion strategy over the last several years. Loans and deposits have consistently grown at rates far above industry standards generating a higher level of interest earning assets. Assets quality metrics have improved consistently through the period ended March 31, 2020. From 2014 to 2018, the Company demonstrated consistent and steady improvement in earnings despite the investments required to initiate the expansion plan.

In 2019, the Company began opening branches in New York City. Management was aware of the initial costs and investments required to expand into this new market. As a result of the flat and inverted yield curve experienced in 2019, the net interest margin compressed and revenue did not grow at the rate necessary to support the increased expense levels which caused a decline in earnings. Management and the Board of Directors have engaged in detailed discussions on how to improve profitability going forward. During the preparation of the 2020 budget, several cost reduction and control initiatives were identified and incorporated into the Company’s financial projections. These initiatives include, but are not limited to, a reduction of store hours and slowing of the number of locations to be opened in the coming years. This has resulted in declines in non-interest expense for two consecutive quarters through the first quarter of 2020. Efforts to reduce high cost deposits and increase loan production to improve the net interest margin have also been initiated and have shown results.

The effect of the COVID-19 pandemic on the bank’s future earnings is uncertain. Economic hardship created by the COVID-19 pandemic may result in the increase of reserve levels for the bank. However, the recently enacted CARES Act is expected to result in the generation of significant amounts of taxable income for the bank over the next twelve to eighteen months related to the Act’s Paycheck Protection Program (PPP). The Company’s updated multi-year budget plan continues to project future taxable income which will be more than sufficient to support the realization of the deferred tax assets.

Based on the guidance provided in ASC 740, we believed that the positive evidence considered at March 31, 2020 and December 31, 2019 outweighed the negative evidence and that it was more likely than not that all of our deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance is not required.

The net deferred tax asset balance was $12.4 million as of March 31, 2020 and $12.6 million as of December 31, 2019. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

Net Income (Loss) and Net Income (Loss) per Common Share

       The net loss for the first three months of 2020 was $593,000, a decrease of $1.0 million, compared to net income of $426,000 recorded for the first three months of 2019. The decline in earnings year over year was primarily driven by a 17% increase in non-interest expense amounting to $4.0 million. This increase was a result of the ongoing growth and expansion initiative which included the opening of the Company’s first two store locations in New York City during the second half of 2019. In addition, the net interest margin decreased to 2.76% for the three month period ended March 31, 2020 compared to 3.00% for the three month period ended March 31, 2019. This decrease was a result of the challenging nature of the interest rate environment driven by a flat and, at times, an inverted yield curve. The growth in non-interest expense outpaced the growth in revenue over the last twelve months resulting in a reduction in profitability. For the three month period ended March 31, 2020, basic and fully-diluted net loss per common share was ($0.01) compared to basic and fully-diluted net income per common share of $0.01 for the three month period ended March 31, 2019.

Return on Average Assets and Average Equity

       Return on average assets (“ROA”) measures our net income in relation to our total average assets. The ROA for the first three months of 2020 and 2019 was (0.07%) and 0.06%, respectively. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE for the first three months of 2020 and 2019 was (0.95%) and 0.70%, respectively.

Commitments, Contingencies and Concentrations

Financial instruments with contract amounts representing potential credit risk were commitments to extend credit of approximately $314.3 million and $329.9 million, and standby letters of credit of approximately $17.4 million and $17.2 million, at March 31, 2020 and December 31, 2019, respectively. These financial instruments constitute off-balance sheet arrangements. Commitments often expire without being drawn upon. Substantially all of the $314.3 million of commitments to extend credit at March 31, 2020 were committed as variable rate credit facilities.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of liability as of March 31, 2020 and December 31, 2019 for guarantees under standby letters of credit issued is not material.

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

Management believes that the Company and Republic met, as of March 31, 2020 and December 31, 2019, all applicable capital adequacy requirements. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed Republic’s category.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

The following table presents our regulatory capital ratios at March 31, 2020, and December 31, 2019.

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2020:

Total risk-based capital
Republic	$253,152	11.33%	$178,670	8.00%	$234,504	10.50%	$223,337	10.00%
Company	262,989	11,76%	178,963	8.00%	234,889	10.50%	-	-%
Tier 1 risk-based capital
Republic	242,935	10.88%	134,002	6.00%	189,837	8.50%	178,670	8.00%
Company	252,772	11.30%	134,222	6.00%	190,148	8.50%	-	-%
CET 1 risk-based capital
Republic	242,935	10.88%	100,502	4.50%	156,336	7.00%	145,169	6.50%
Company	241,772	10.81%	100,667	4.50%	156,593	7.00%	-	-%
Tier 1 leveraged capital
Republic	248,191	7.38%	131,596	4.00%	131,596	4.00%	164,495	5.00%
Company	252,116	7.67%	131,751	4.00%	131,751	4.00%	-	-%

At December 31, 2019:

Total risk-based capital
Republic	$252,307	11.94%	$169,016	8.00%	$221,833	10.50%	$211,270	10.00%
Company	261,759	12.37%	169,251	8.00%	222,141	10.50%	-	-%
Tier 1 risk-based capital
Republic	243,041	11.50%	126,762	6.00%	179,579	8.50%	169,016	8.00%
Company	252,493	11.93%	126,938	6.00%	179,829	8.50%	-	-%
CET 1 risk-based capital
Republic	243,041	11.50%	95,071	4.50%	147,889	7.00%	137,325	6.50%
Company	241,493	11.41%	95,203	4.50%	148,094	7.00%	-	-%
Tier 1 leveraged capital
Republic	245,158	7.54%	128,935	4.00%	128,935	4.00%	161,169	5.00%
Company	249,168	7.83%	129,058	4.00%	129,058	4.00%	-	-%

Dividend Policy

We have not paid any cash dividends on our common stock. We have no plans to pay cash dividends in 2020. Our ability to pay dividends depends primarily on receipt of dividends from our subsidiary, Republic. Dividend payments from Republic are subject to legal and regulatory limitations. The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $56.5 million at March 31, 2020, compared to $168.3 million at December 31, 2019. Loan maturities and repayments are another source of asset liquidity. At March 31, 2020, Republic estimated that more than $95.0 million of loans would mature or repay in the six-month period ending September 30, 2020. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At March 31, 2020, we had outstanding commitments (including unused lines of credit and letters of credit) of $314.3 million. Certificates of deposit scheduled to mature in one year totaled $177.5 million at March 31, 2020. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh. Our maximum borrowing capacity with the FHLB was $953.3 million at March 31, 2020. At March 31, 2020 and December 31, 2019, we had no outstanding term borrowings and no outstanding overnight borrowings with the FHLB. As of March 31, 2020 and December 31, 2019, FHLB had issued letters of credit, on Republic’s behalf, totaling $150.0 million against our available credit line. We also established a contingency line of credit of $10.0 million with ACBB and a Fed Funds line of credit with Zions Bank in the amount of $15.0 million to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit or the Zions Fed Funds line at both March 31, 2020 and December 31, 2019.

Investment Securities Portfolio

At March 31, 2020, we identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of our asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of our asset/liability management. Our investment securities classified as available for sale consist primarily of SBAs, CMOs, MBSs, municipal securities, and corporate bonds. Available for sale securities totaled $497.5 million and $539.0 million as of March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, securities classified as available for sale had a net unrealized gain of $1.8 million and a net unrealized loss of $1.7 million at December 31, 2019.

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $38.2 million at March 31, 2020. Individual customers may have several loans often secured by different collateral.

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

The following table shows information concerning loan delinquency and non-performing assets as of the dates indicated (dollars in thousands):

	March 31, 2020	December 31, 2019
Loans accruing, but past due 90 days or more	$-	$-
Non-accrual loans	14,185	12,413
Total non-performing loans	14,185	12,413
Other real estate owned	1,144	1,730
Total non-performing assets	$15,329	$14,143

Non-performing loans as a percentage of total loans, net of unearned income	0.75%	0.71%
Non-performing assets as a percentage of total assets	0.46%	0.42%

Non-performing asset balances increased by $1.2 million to $15.3 million as of March 31, 2020 from $14.1 million at December 31, 2019. Non-accrual loans increased $1.8 million to $14.2 million at March 31, 2020, from $12.4 million at December 31, 2019 due primarily to $2.0 million in transfers of loans from performing to non-performing status during the three months ended March 31, 2020. There were no loans accruing, but past due 90 days or more at both March 31, 2020 and December 31, 2019. At March 31, 2020 and December 31, 2019, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

We have taken a proactive approach to analyze and prepare for the potential challenges to be faced as the effects of the economic shutdown begin to unfold. A detailed analysis of loan concentrations and segments that may present the areas of highest risk has been prepared. Our commercial lending team has initiated contact with a majority of our loan customers to discuss the impact that this pandemic crisis has had on their businesses to date and the expected ramifications that could be felt in the future. We have initiated payment deferrals for all customers that have an immediate need for assistance. Further, where appropriate we have worked with borrowers to facilitate access to PPP loans. These loans will assist in addressing liquidity needs of our borrowers, and mitigate credit issues for the terms of the loans. The regulatory agencies that supervise financial institutions have issued an Interagency Statement that not only encourages financial institutions to actively work with borrowers that have been impacted by the effects of COVID-19, but will not automatically consider loan modifications granted under these circumstances as troubled debt restructurings.

The following table presents our 30 to 89 days past due loans at March 31, 2020 and December 31, 2019.

(dollars in thousands)	March 31,	December 31,
	2020	2019
30 to 59 days past due	$17,042	$112
60 to 89 days past due	26	1,823
Total loans 30 to 89 days past due	$17,068	$1,935

Loans with payments 30 to 59 days past due increased to $17.0 million at December 31, 2020. This increase was driven by a number of loan relationships that reached maturity or have requested deferment of payments as a result of the current economic conditions caused by the COVID-19 pandemic. Due to the stay-at-home orders initiated by state and local government agencies, several of the mature loans were unable to be renewed or extended prior to March 31, 2020. Many of the deferral requests are being reviewed and modifications are being processed to accommodate customers during this unprecedented crisis. Some of the delinquencies are associated with loans guaranteed by the SBA which will paid by the SBA for the next six months. Management does not currently expect the loans in the 30 to 59 days past due category to be permanent delinquency issues and expects to resolve most of them during the second quarter of 2020.

Other Real Estate Owned

The balance of other real estate owned was $1.1 million at March 31, 2020 and $1.7 million at December 31, 2019. The following table presents a reconciliation of other real estate owned for the three months ended March 31, 2020 and the year ended December 31, 2019:

(dollars in thousands)	March 31, 2020	December 31, 2019
Beginning Balance, January 1st	$1,730	$6,223
Additions	-	1,225
Valuation adjustments	-	(646)
Dispositions	(586)	(5,072)
Ending Balance	$1,144	$1,730

At March 31, 2020, we had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

Allowance for Loan Losses

We have elected to defer the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as permitted by the CARES Act for the first quarter of 2020, effective as of January 1, 2020.

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

An analysis of the allowance for loan losses for the three months ended March 31, 2020 and 2019, and the twelve months ended December 31, 2019 is as follows:

(dollars in thousands)	For the three months ended March 31, 2020		For the twelve months ended December 31, 2019	For the three months ended March 31, 2019

Balance at beginning of period	$9,266		$8,615	$8,615
Charge-offs:
Commercial real estate	-		-	-
Construction and land development	-		-	-
Commercial and industrial	-		1,356	929
Owner occupied real estate	-		-	75
Consumer and other	22		126	13
Residential mortgage	-		-	-
Total charge-offs	22		1,482	1,017
Recoveries:
Commercial real estate	-		-	-
Construction and land development	-		-	-
Commercial and industrial	17		217	1
Owner occupied real estate	-		2	-
Consumer and other	6		9	1
Residential mortgage	-		-	-
Total recoveries	23		228	2
Net charge-offs/(recoveries)	(1)		1,254	1,015
Provision for loan losses	950		1,905	300
Balance at end of period	$10,217		$9,266	$7,900

Average loans outstanding(1)	$1,808,382		$1,544,904	$1,468,640
As a percent of average loans:(1)
Net charge-offs (annualized)	(0.00%	)	0.08%	0.28%
Provision for loan losses (annualized)	0.21%		0.12%	0.08%
Allowance for loan losses	0.56%		0.60%	0.54%
Allowance for loan losses to:
Total loans, net of unearned income	0.54%		0.53%	0.53%
Total non-performing loans	72.03%		74.65%	74.00%

(1) Includes non-accruing loans

We recorded a provision for loan losses of $950,000 at March 31, 2020. During the first three months of 2020, there was an increase in the allowance required for loans collectively evaluated for impairment driven by an increase in loans receivable as well as COVID-19 considerations that were evaluated when assessing certain qualitative factors to account for potential uncertainty with losses brought on by this pandemic crisis. This increase in the overall required allowance for loan losses was partially offset by a reduction in calculated historical losses resulting from lower charge-off history in recent periods. We recorded a provision for loan losses of $300,000 at March 31, 2019. During the first three months of 2019, there was also an increase in the allowance required for loans collectively evaluated for impairment driven by an increase in loans receivable.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 72.0% at March 31, 2020, compared to 74.7% at December 31, 2019 and 74.0% at March 31, 2019. Total non-performing loans were $14.2 million, $12.4 million and $10.7 million at March 31, 2020, December 31, 2019, and March 31, 2019, respectively. The decrease in the coverage ratio at March 31, 2020 compared to December 31, 2019 was a result of an increase in non-performing loans during the first three months of 2020 that did not require a specific reserve.

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

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category. The amount of non-performing loans for which partial charge-offs have been recorded amounted to $3.6 million at both March 31, 2020 and December 31, 2019.

The following table provides additional analysis of partially charged-off loans.

(dollars in thousands)	March 31, 2020	December 31, 2019
Total nonperforming loans	$14,185	$12,413
Nonperforming and impaired loans with partial charge-offs	3,631	3,642

Ratio of nonperforming loans with partial charge-offs to total loans	0.19%	0.21%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	25.60%	29.34%
Coverage ratio net of nonperforming loans with partial charge-offs	255.19%	254.42%

Our charge-off policy is reviewed on an annual basis and updated as necessary. During the three month period ended March 31, 2020, there were no changes made to this policy.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 16, 2020.

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2020 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended March 31, 2020.

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation. Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The risk factor set forth below supplements the risk factor section in our Form 10-K for the year ended December 31, 2019. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K and Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The continuing COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has materially and negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, increased unemployment levels, and decreased consumer confidence. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including in our primary market areas of Pennsylvania, New Jersey, and New York. As a result, the demand for our products and services may be significantly impacted, which could adversely affect our revenue. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for loan losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may be further disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.

 Moreover, the pandemic has created additional operational and compliance risks, including the need to quickly implement and execute new programs and procedures for the products and services we offer our customers, provide enhanced safety measures for our employees and customers, comply with rapidly changing regulatory requirements, address any increased risk of fraudulent activity, and protect the integrity and functionality of our systems and networks as a larger number of our employees work remotely. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios and our cost of capital, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

Exhibit Number	Description	Location

3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-K filed March 10, 2017

3.2	Amended and Restated By-laws of Republic First Bancorp, Inc.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Republic First Bancorp, Inc.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed herewith

32.1	Section 1350 Certification of Harry D. Madonna	Furnished herewith

32.2	Section 1350 Certification of Frank A. Cavallaro	Furnished herewith

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (v) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: May 11, 2020	By:	/s/ Harry D. Madonna
Harry D. Madonna
President and Chief Executive Officer (principal executive officer)

Date: May 11, 2020	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)