Form 10-Q
period 2020-06-30
REPUBLIC FIRST BANCORP INC
filed 2020-08-10
CIK 834285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020.

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

 Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	58,855,778
Title of Class	Number of Shares Outstanding as of August 7, 2020

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2020 and December 31, 2019

(Dollars in thousands, except per share data)

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Cash and due from banks	$36,786	$41,928
Interest bearing deposits with banks	654,458	126,391
Cash and cash equivalents	691,244	168,319

Investment securities available for sale, at fair value	382,221	539,042
Investment securities held to maturity, at amortized cost (fair value of $583,182 and $653,109, respectively)	556,159	644,842
Restricted stock, at cost	3,789	2,746
Mortgage loans held for sale, at fair value	24,744	10,345
Other loans held for sale	1,382	3,004
Loans receivable (net of allowance for loan losses of $11,040 and $9,266, respectively)	2,531,208	1,738,929
Premises and equipment, net	121,149	116,956
Other real estate owned, net	1,144	1,730
Accrued interest receivable	12,393	9,934
Operating leases – right-of-use asset	64,693	64,805
Goodwill	5,011	5,011
Other assets	39,506	35,627
Total Assets	$4,434,643	$3,341,290

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$1,095,782	$661,431
Demand – interest bearing	1,435,198	1,352,360
Money market and savings	902,528	761,793
Time deposits	210,446	223,579
Total Deposits	3,643,954	2,999,163
Short-term borrowings	438,478	-
Accrued interest payable	1,403	1,630
Other liabilities	15,316	11,208
Operating lease liability obligation	69,046	68,856
Subordinated debt	11,268	11,265
Total Liabilities	4,179,465	3,092,122

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 59,379,623 as of June 30, 2020 and 59,371,623 as of December 31, 2019; shares outstanding 58,850,778 as of June 30, 2020 and 58,842,778 as of December 31, 2019	594	594
Additional paid in capital	273,118	272,039
Accumulated deficit	(10,297)	(12,216)
Treasury stock at cost (503,408 shares as of June 30, 2020 and December 31, 2019)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of June 30, 2020 and December 31, 2019)	(183)	(183)
Accumulated other comprehensive loss	(4,329)	(7,341)
Total Shareholders’ Equity	255,178	249,168
Total Liabilities and Shareholders’ Equity	$4,434,643	$3,341,290

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2020 and 2019

(Dollars in thousands, except per share data)

 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on taxable loans	$22,183	$18,149	$41,806	$35,529
Interest and fees on tax-exempt loans	554	420	1,104	840
Interest and dividends on taxable investment securities	5,053	7,059	11,854	14,304
Interest and dividends on tax-exempt investment securities	19	99	39	237
Interest on federal funds sold and other interest-earning assets	50	518	339	854
Total interest income	27,859	26,245	55,142	51,764
Interest expense:
Demand- interest bearing	2,856	4,206	6,277	8,144
Money market and savings	1,431	1,628	3,214	3,080
Time deposits	1,033	861	2,254	1,485
Other borrowings	112	179	216	544
Total interest expense	5,432	6,874	11,961	13,253
Net interest income	22,427	19,371	43,181	38,511
Provision for loan losses	1,000	-	1,950	300
Net interest income after provision for loan losses	21,427	19,371	41,231	38,211
Non-interest income:
Loan and servicing fees	764	689	1,235	899
Mortgage banking income	3,389	3,031	5,847	5,251
Gain on sales of SBA loans	269	1,147	918	1,649
Service fees on deposit accounts	2,328	1,848	4,392	3,460
Gain on sale of investment securities	1,640	261	2,481	583
Other non-interest income	34	50	96	129
Total non-interest income	8,424	7,026	14,969	11,971
Non-interest expenses:
Salaries and employee benefits	13,177	13,705	26,558	26,064
Occupancy	3,312	2,682	6,734	5,276
Depreciation and amortization	2,242	1,539	4,117	2,960
Legal	253	333	549	562
Other real estate owned	75	517	357	854
Appraisal and other loan expenses	539	390	961	851
Advertising	288	454	669	769
Data processing	1,567	1,184	3,141	2,346
Insurance	281	216	557	451
Professional fees	756	725	1,390	1,203
Debit card processing	899	607	1,724	1,163
Regulatory assessments and costs	675	421	1,305	842
Taxes, other	283	207	486	494
Other operating expenses	2,317	2,931	5,388	5,343
Total non-interest expense	26,664	25,911	53,936	49,178
Income before provision for income taxes	3,187	486	2,264	1,004
Provision for income taxes	675	105	345	197
Net income	$2,512	$381	$1,919	$807
Net income per share:
Basic	$0.04	$0.01	$0.03	$0.01
Diluted	$0.04	$0.01	$0.03	$0.01

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2020 and 2019

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income	$2,512	$381	$1,919	$807

Other comprehensive income, net of tax
Unrealized gains on securities (pre-tax $1,089, $2,473, $5,463, and $4,775, respectively)	813	1,902	4,077	3,672
Reclassification adjustment for securities gains (pre-tax ($1,640), ($261), ($2,481), and ($583), respectively)	(1,224)	(200)	(1,852)	(448)
Net unrealized gains (losses) on securities	(411)	1,702	2,225	3,224
Amortization of net unrealized holding losses to income during the period (pre-tax $646, $332, $1,055, and $644 respectively)	482	255	787	495

Total other comprehensive income	71	1,957	3,012	3,719

Total comprehensive income	$2,583	$2,338	$4,931	$4,526

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$1,919	$807
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,950	300
Write down of other real estate owned	-	16
Depreciation and amortization	4,117	2,960
Stock based compensation	1,056	1,382
Net (gain) loss on sale of investment securities	(2,481)	(583)
Amortization of premiums on investment securities	3,610	1,277
Accretion of discounts on retained SBA loans	(429)	(703)
Fair value adjustments on SBA servicing assets	158	745
Proceeds from sales of SBA loans originated for sale	15,179	25,099
SBA loans originated for sale	(12,639)	(20,112)
Gains on sales of SBA loans originated for sale	(918)	(1,649)
Proceeds from sales of mortgage loans originated for sale	148,131	152,784
Mortgage loans originated for sale	(158,637)	(149,557)
Fair value adjustment for mortgage loans originated for sale	(589)	49
Gains on mortgage loans originated for sale	(3,822)	(3,968)
Amortization of debt issuance costs	3	3
Non-cash expense related to leases	255	637
Increase in accrued interest receivable and other assets	(6,190)	(2,292)
Increase (decrease) in accrued interest payable and other liabilities	3,117	(518)
Net cash (used in) provided by operating activities	(6,210)	6,677

Cash flows from investing activities
Purchase of investment securities available for sale	(16,906)	(78,751)
Proceeds from the sale of securities available for sale	92,804	43,238
Proceeds from the paydown, maturity, or call of securities available for sale	84,036	22,514
Proceeds from the paydown, maturity, or call of securities held to maturity	88,476	42,898
Net (purchase) redemption of restricted stock	(1,043)	624
Net increase in loans	(793,800)	(72,878)
Net proceeds from sale of other real estate owned	586	401
Premises and equipment expenditures	(8,310)	(20,610)
Net cash used in investing activities	(554,157)	(62,564)

Cash flows from financing activities
Proceeds from exercise of stock options	23	261
Increase in demand, money market and savings deposits	657,924	97,286
Net (decrease) increase in time deposits	(13,133)	37,824
Net increase (repayment) in short-term borrowings	438,478	(22,443)
Net cash provided by financing activities	1,083,292	112,928

Net increase (decrease) in cash and cash equivalents	522,925	57,041
Cash and cash equivalents, beginning of year	168,319	72,473
Cash and cash equivalents, end of period	$691,244	$129,514

Supplemental disclosures
Interest paid	$11,734	$13,829
Non-monetary transfers from loans to other real estate owned	$-	$600

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Six Months Ended June 30, 2020 and 2019

(Dollars in thousands)

(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance April 1, 2020	$594	$272,639	$(12,809)	$(3,725)	$(183)	$(4,400)	$252,116

Net income			2,512				2,512
Other comprehensive income, net of tax						71	71
Stock based compensation		479					479

Balance June 30, 2020	$594	$273,118	$(10,297)	$(3,725)	$(183)	$(4,329)	$255,178

Balance January 1, 2020	$594	$272,039	$(12,216)	$(3,725)	$(183)	$(7,341)	$249,168

Net income			1,919				1,919
Other comprehensive income, net of tax						3,012	3,012
Stock based compensation		1,056					1,056
Options exercised (8,000 shares)	-	23					23

Balance June 30, 2020	$594	$273,118	$(10,297)	$(3,725)	$(183)	$(4,329)	$255,178

Balance April 1, 2019	$593	$270,155	$(8,290)	$(3,725)	$(183)	$(10,165)	$248,385

Net income			381				381
Other comprehensive income, net of tax						1,957	1,957
Stock based compensation		614					614
Options exercised (6,000 shares)	1	20					21

Balance June 30, 2019	$594	$270,789	$(7,909)	$(3,725)	$(183)	$(8,208)	$251,358

Balance January 1, 2019	$593	$269,147	$(8,716)	$(3,725)	$(183)	$(11,927)	$245,189

Net income			807				807
Other comprehensive income, net of tax						3,719	3,719
Stock based compensation		1,382					1,382
Options exercised (53,550 shares)	1	260					261

Balance June 30, 2019	$594	$270,789	$(7,909)	$(3,725)	$(183)	$(8,208)	$251,358

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

The coronavirus ("COVID-19") outbreak and the public health response to contain it have resulted in unprecedented economic and financial market conditions during the six months ended June 30, 2020 that did not exist at December 31, 2019. In response to these evolving conditions, the Board of Governors of the Federal Reserve System reduced the federal funds target range by 150 basis points to 0.00% to 0.25% in March 2020. The Federal Reserve (“Federal Reserve”) has taken additional steps to bolster the economy by promoting liquidity in certain securities markets and providing funding sources for small and mid-sized businesses, as well as, state and local governments as they work through the cash flow stresses caused by the COVID-19 pandemic.

The recession that has begun in the U.S. as a result of the government-mandated business closures and stay-at-home orders is significantly impacting the labor market, consumer spending, business investment and profitability. As a result, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which is the largest economic stimulus package in the nation’s history in an effort to lessen the impact of COVID-19 on consumers and businesses. Among other measures, the CARES Act authorized funding for the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) to provide loans to small businesses to keep employees on their payroll and to make other eligible payments to sustain their operation in the near term. The uncertain nature of the current economic environment and the potential impact of the stimulus programs initiated by the federal government may have a significant impact on the earnings, financial condition, liquidity, and capital of the Company in future periods.

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

Interest Rate Lock Commitments (“IRLCs”)

Mortgage loan commitments known as interest rate locks that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance FASB ASC 815, Derivatives and Hedging. Loan commitments that are classified as derivatives are recognized at fair value on the balance sheet as other assets and other liabilities with changes in their fair values recorded as mortgage banking income and included in non-interest income in the statements of income. Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. Republic is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Republic uses best efforts commitments to substantially eliminate these risks. The valuation of the IRLCs issued by Republic includes the value of the servicing released premium. Republic sells loans where the servicing is released, and the servicing released premium is included in the market price. See Note 11 Derivatives and Risk Management Activities for further detail of IRLCs.

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

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“the 2005 Plan”), under which the Company granted options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company’s 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of June 30, 2020, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company’s stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company’s shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. Compensation cost for all option awards is calculated and recognized over the vesting period of the option awards. If the service conditions are not met, the Company reverses previously recorded compensation expense upon forfeiture. The Company’s accounting policy election is to recognize forfeitures as they occur. At June 30, 2020, the maximum number of common shares issuable under the 2014 Plan was 6.4 million shares. During the six months ended June 30, 2020, 1,205,600 options were granted under the 2014 Plan with a fair value of $1,058,853.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant. A summary of the assumptions used in the Black-Scholes option pricing model for 2020 and 2019 are as follows:

	2020			2019
Dividend yield(1)		0.0%			0.0%
Expected volatility(2)		28.61%			28.81%
Risk-free interest rate(3)	0.50%	to	1.22%	1.95%	to	2.70%
Expected life(4) (in years)		6.25			6.25
Assumed forfeiture rate(5)		5.0%			4.0%

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

During the six months ended June 30, 2020 and 2019, 907,790 shares and 808,898 shares vested, respectively.  Expense is recognized ratably over the period required to vest.  At June 30, 2020, the intrinsic value of the 5,997,450 options outstanding was $102,000, while the intrinsic value of the 3,403,375 exercisable (vested) options was $102,000. At June 30, 2019, the intrinsic value of the 4,979,350 options outstanding was $2.6 million, while the intrinsic value of the 2,630,585 exercisable (vested) options was $2.4 million. During the six months ended June 30, 2020, 8,000 options were exercised resulting in  cash receipts of $23,000 and 179,625 options were forfeited with a weighted average grant date fair value of $340,931. During the six months ended June 30, 2019, 53,550 options were exercised resulting in  cash receipts of $261,000 and 44,250 options were forfeited with a weighted average grant date fair value of $130,983.

Information regarding stock based compensation for the six months ended June 30, 2020 and 2019 is set forth below:

	2020	2019
Stock based compensation expense recognized	$1,056,000	$1,382,000
Number of unvested stock options	2,594,075	2,348,765
Fair value of unvested stock options	$4,900,923	$6,000,570
Amount remaining to be recognized as expense	$3,578,456	$4,625,447

The remaining unrecognized expense amount of $3,578,456 will be recognized ratably as expense through May 2024.

Earnings per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plans for the six months ended June 30, 2020 and June 30, 2019.

The calculation of EPS for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income - basic and diluted	$2,512	$381	$1,919	$807

Weighted average shares outstanding	58,851	58,841	58,849	58,823

Net income per share – basic	$0.04	$0.01	$0.03	$0.01

Weighted average shares outstanding (including dilutive CSEs)	58,883	59,401	58,911	59,501

Net income per share – diluted	$0.04	$0.01	$0.03	$0.01

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods. These securities were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive for the periods presented.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Anti-dilutive securities

Share based compensation awards	5,965	4,419	5,936	4,301

Total anti-dilutive securities	5,965	4,419	5,936	4,301

Recent Accounting Pronouncements

ASU 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases. From the Company’s perspective, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. From the landlord perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease is treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provided lessees the option to apply the new leasing standard to all open leases as of the adoption date. Prior to this ASU issuance, a modified retrospective transition approach was required.

In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which provided lessors a policy election to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Additionally, the update requires certain lessors to exclude from variable payments lessor costs paid by lessees directly to third parties.

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

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company has evaluated the impact of this ASU, continuing its implementation efforts and reviewing the loss modeling requirements consistent with lifetime expected loss estimates. Calculations of expected losses under the new guidance were run parallel to the calculations under existing guidance to assess and evaluate the potential impact to the Company’s financial statements.  The new model includes different assumptions used in calculating credit losses, such as estimating losses over the estimated life of a financial asset and considers expected future changes in macroeconomic conditions. The adoption of this ASU may result in an increase to the Company's allowance for loan losses which will depend upon the nature and characteristics of the Company's loan portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at that date. The Company expected an initial increase to the allowance for loan losses, in the range of 0% to 11% of the December 31, 2019 allowance for loan losses, or an incremental increase to the allowance for loan losses in the range of $0 up to approximately $1.0 million. When finalized, this one-time increase as a result of the adoption of ASU 2016-13 will be recorded, net of tax, as an adjustment to retained earnings effective January 1, 2020. This estimate is subject to change based on continuing refinement and validation of the model and methodologies. The Company has elected to defer the adoption of this ASU as permitted by Section 4014 of the CARES Act, which provides that financial institutions are not required to comply with the ASU during the period beginning on March 27, 2020 until the earlier of (i) the date on which the national emergency concerning the COVID-19 outbreak declared under the National Emergencies Relief Act terminates or (ii) December 31, 2020.

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

Note 5: Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at June 30, 2020 and December 31, 2019 is as follows:

	At June 30, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$35,312	$-	$(216)	$35,096
Collateralized mortgage obligations	224,578	3,986	(508)	228,056
Agency mortgage-backed securities	42,126	946	-	43,072
Municipal securities	2,637	28	-	2,665
Corporate bonds	76,295	292	(3,255)	73,332
Total securities available for sale	$380,948	$5,252	$(3,979)	$382,221

U.S. Government agencies	$87,958	$4,731	$-	$92,689
Collateralized mortgage obligations	350,375	16,827	(23)	367,179
Agency mortgage-backed securities	117,826	5,489	(1)	123,314
Total securities held to maturity	$556,159	$27,047	$(24)	$583,182

	At December 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$38,743	$1	$(439)	$38,305
Collateralized mortgage obligations	329,492	2,368	(422)	331,438
Agency mortgage-backed securities	98,953	82	(98)	98,937
Municipal securities	4,064	18	-	4,082
Corporate bonds	69,499	79	(3,298)	66,280
Total securities available for sale	$540,751	$2,548	$(4,257)	$539,042

U.S. Government agencies	$94,913	$482	$(294)	$95,101
Collateralized mortgage obligations	416,177	7,603	(793)	422,987
Agency mortgage-backed securities	133,752	1,782	(513)	135,021
Total securities held to maturity	$644,842	$9,867	$(1,600)	$653,109

The following table presents investment securities by stated maturity at June 30, 2020. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay with or without prepayment penalties and, therefore, these securities are classified separately with no specific maturity date.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$790	$792	$-	$-
After 1 year to 5 years	55,111	55,210	65,237	68,362
After 5 years to 10 years	55,343	52,426	22,721	24,327
After 10 years	3,000	2,665	-	-
Collateralized mortgage obligations	224,578	228,056	350,375	367,179
Agency mortgage-backed securities	42,126	43,072	117,826	123,314
Total	$380,948	$382,221	$556,159	$583,182

The Company’s investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities. There were no private label mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) held in the investment securities portfolio as of June 30, 2020 and December 31, 2019. There were also no MBS or CMO securities that were rated “Alt-A” or “sub-prime” as of those dates.

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

The Company regularly evaluates investment securities that are in an unrealized loss position in order to determine if the decline in fair value is other than temporary. Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, the current interest rate environment and the rating of each security. An OTTI loss must be recognized for a debt security in an unrealized loss position if the Company intends to sell the security or it is more likely than not that it will be required to sell the security prior to recovery of the amortized cost basis. The amount of OTTI loss recognized is equal to the difference between the fair value and the amortized cost basis of the security that is attributed to credit deterioration. Accounting standards require the evaluation of the expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, that amount must be recognized against income in the current period. The portion of the unrealized loss related to other factors, such as liquidity conditions in the market or the current interest rate environment, is recorded in accumulated other comprehensive income (loss) for investment securities classified available for sale. There were no impairment charges (credit losses) recorded at June 30, 2020 and December 31, 2019.

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position in the available for sale and held to maturity section:

	At June 30, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$35,096	$216	$-	$-	$35,096	$216
Collateralized mortgage obligations	116,028	365	12,946	143	128,974	508
Agency mortgage-backed securities	-	-	-	-	-	-
Municipal securities	-	-	-	-	-	-
Corporate bonds	-	-	54,745	3,255	54,745	3,255
Total Available for Sale	$151,124	$581	$67,691	$3,398	$218,815	$3,979

	At June 30, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations	8,534	16	1,032	7	9,566	23
Agency mortgage-backed securities	6,275	1	-	-	6,275	1
Total Held to Maturity	$14,809	$17	$1,032	$7	$15,841	$24

	At December 31, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$28,136	$439	$-	$-	$28,136	$439
Collateralized mortgage obligations	63,384	328	6,164	94	69,548	422
Agency mortgage-backed securities	2,924	13	6,411	85	9,335	98
Municipal securities	-	-	-	-	-	-
Corporate bonds	2,820	180	51,882	3,118	54,702	3,298
Total Available for Sale	$97,264	$960	$64,457	$3,297	$161,721	$4,257

	At December 31, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$33,092	$220	$3,703	$74	$36,795	$294
Collateralized mortgage obligations	24,211	18	64,324	775	88,535	793
Agency mortgage-backed securities	14,044	33	52,132	480	66,176	513
Total Held to Maturity	$71,347	$271	$120,159	$1,329	$191,506	$1,600

Unrealized losses on securities in the investment portfolio amounted to $4.0 million with a total fair value of $234.7 million as of June 30, 2020 compared to unrealized losses of $5.9 million with a total fair value of $353.2 million as of December 31, 2019. The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

The Company held four U.S. Government agency securities, twenty collateralized mortgage obligations and one agency mortgage-backed securities that were in an unrealized loss position at June 30, 2020. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of June 30, 2020.

All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At June 30, 2020, the investment portfolio included no municipal securities that were in an unrealized loss position.

At June 30, 2020, the investment portfolio included seven corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration. The seven corporate bonds are with five of the largest U.S. financial institutions. Each financial institution is well capitalized.

Proceeds associated with the sale of securities available for sale during the three months ended June 30, 2020 were $65.9 million. The tax provision applicable to the net gains of $1.6 million for the three months ended June 30, 2020 amounted to $416,000. Proceeds associated with the sale of securities available for sale during the six months ended June 30, 2020 were $92.8 million. The tax provision applicable to the net gains of $2.5 million for the six months ended June 30, 2020 amounted to $629,000.

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

Note 6: Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major category as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	June 30, 2020	December 31, 2019

Commercial real estate	$664,605	$613,631
Construction and land development	150,156	121,395
Commercial and industrial	224,504	223,906
Owner occupied real estate	434,422	424,400
Consumer and other	101,793	101,320
Residential mortgage	313,287	263,444
Paycheck protection program	670,912	-
Total loans receivable	2,559,679	1,748,096
Deferred (fees) costs	(17,431)	99
Allowance for loan losses	(11,040)	(9,266)
Net loans receivable	$2,531,208	$1,738,929

The Company disaggregates its loan portfolio into groups of loans with similar risk characteristics for purposes of estimating the allowance for loan losses. The Company’s loan groups include commercial real estate, construction and land development, commercial and industrial, owner occupied real estate, consumer, residential mortgages, and PPP loans. PPP loans are fully guaranteed by the U.S. Government and as such have no allowance associated with them. The loan groups are also considered classes for purposes of monitoring and assessing credit quality based on certain risk characteristics.

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three months ended June 30, 2020 and 2019:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

Three months ended June 30, 2020
Allowance for loan losses:

Beginning balance:	$3,402	$834	$1,442	$1,859	$634	$1,912	$-	$134	$10,217
Charge-offs	-	-	(51)	(48)	(43)	(50)	-	-	(192)
Recoveries	-	2	10	1	2	-	-	-	15
Provisions (credits)	330	116	30	183	82	393	-	(134)	1,000

Ending balance	$3,732	$952	$1,431	$1,995	$675	$2,255	$-	$-	$11,040

Three months ended June 30, 2019
Allowance for loan losses:

Beginning balance:	$2,672	$703	$1,037	$1,867	$536	$985	$-	$100	$7,900
Charge-offs	-	-	(1)	-	-	-	-	-	(1)
Recoveries	-	-	153	-	4	-	-	-	157
Provisions (credits)	1	(72)	(314)	291	22	139	-	(67)	-

Ending balance	$2,673	$631	$875	$2,158	$562	$1,124	$-	$33	$8,056

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the six months ended June 30, 2020 and 2019:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

Six months ended June 30, 2020
Allowance for loan losses:

Beginning balance:	$3,043	$688	$931	$2,292	$590	$1,705	$-	$17	$9,266
Charge-offs	-	-	(51)	(48)	(65)	(50)	-	-	(214)
Recoveries	-	2	27	1	8	-	-	-	38
Provisions (credits)	689	262	524	(250)	142	600	-	(17)	1,950

Ending balance	$3,732	$952	$1,431	$1,995	$675	$2,255	$-	$-	$11,040

Six months ended June 30, 2019
Allowance for loan losses:

Beginning balance:	$2,462	$777	$1,754	$2,033	$577	$894	$-	$118	$8,615
Charge-offs	-	-	(930)	(75)	(13)	-	-	-	(1,018)

Recoveries	-	-	154	-	5	-	-	-	159
Provisions (credits)	211	(146)	(103)	200	(7)	230	-	(85)	300

Ending balance	$2,673	$631	$875	$2,158	$562	$1,124	$-	$33	$8,056

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total
June 30, 2020
Allowance for loan losses:

Individually evaluated for impairment	$322	$-	$45	$132	$-	$-	$-	$-	$499

Collectively evaluated for impairment	3,410	952	1,386	1,863	675	2,255	-	-	10,541

Total allowance for loan losses	$3,732	$952	$1,431	$1,995	$675	$2,255	$-	$-	$11,040

Loans receivable:

Loans evaluated individually	$10,777	$-	$3,064	$4,015	$1,122	$835	$-	$-	$19,813

Loans evaluated collectively	653,828	150,156	221,440	430,407	100,671	312,452	670,912	-	2,539,866
Total loans receivable	$664,605	$150,156	$224,504	$434,422	$101,793	$313,287	$670,912	$-	$2,559,679

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total
December 31, 2019
Allowance for loan losses:

Individually evaluated for impairment	$265	$-	$23	$268	$-	$-	$-	$-	$556

Collectively evaluated for impairment	2,778	688	908	2,024	590	1,705	-	17	8,710

Total allowance for loan losses	$3,043	$688	$931	$2,292	$590	$1,705	$-	$17	$9,266

Loans receivable:

Loans evaluated individually	$10,331	$-	$3,087	$3,634	$1,062	$768	$-	$-	$18,882

Loans evaluated collectively	603,300	121,395	220,819	420,766	100,258	262,676		-	1,729,214
Total loans receivable	$613,631	$121,395	$223,906	$424,400	$101,320	$263,444	$-	$-	$1,748,096

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans, but also include internally classified accruing loans. The following table summarizes information with regard to impaired loans by loan portfolio class as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$6,632	$6,639	$-	$6,186	$6,192	$-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,355	2,402	-	2,719	2,989	-
Owner occupied real estate	3,132	3,339	-	2,127	2,275	-
Consumer and other	1,122	1,462	-	1,062	1,375	-
Residential mortgage	835	888	-	768	768	-
Paycheck protection program	-	-	-	-	-	-
Total	$14,076	$14,730	$-	$12,862	$13,599	$-

With an allowance recorded:
Commercial real estate	$4,145	$4,667	$322	$4,145	$4,667	$265
Construction and land development	-	-	-	-	-	-
Commercial and industrial	709	880	45	368	383	23
Owner occupied real estate	883	902	132	1,507	1,521	268
Consumer and other	-	-	-	-	-	-
Residential mortgage	-	-	-	-	-	-
Paycheck protection program	-	-	-	-	-	-
Total	$5,737	$6,449	$499	$6,020	$6,571	$556

Total:
Commercial real estate	$10,777	$11,306	$322	$10,331	$10,859	$265
Construction and land development	-	-	-	-	-	-
Commercial and industrial	3,064	3,282	45	3,087	3,372	23
Owner occupied real estate	4,015	4,241	132	3,634	3,796	268
Consumer and other	1,122	1,462	-	1,062	1,375	-
Residential mortgage	835	888	-	768	768	-
Paycheck protection program	-	-	-	-	-	-
Total	$19,813	$21,179	$499	$18,882	$20,170	$556

The following table presents additional information regarding the Company’s impaired loans for the three months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,
	2020		2019
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$6,546	$68	$6,278	$70
Construction and land development	-	-	-	-
Commercial and industrial	2,479	-	1,527	-
Owner occupied real estate	2,982	6	1,867	14
Consumer and other	1,149	5	917	6
Residential mortgage	812	1	512	1
Paycheck protection program	-	-	-	-
Total	$13,968	$80	$11,101	$91

With an allowance recorded:
Commercial real estate	$4,147	$-	$4,214	$-
Construction and land development	-	-	-	-
Commercial and industrial	614	-	842	-
Owner occupied real estate	1,191	10	860	6
Consumer and other	-	-	26	-
Residential mortgage	20	1	-	-
Paycheck protection program	-	-	-	-
Total	$5,972	$11	$5,942	$6

Total:
Commercial real estate	$10,693	$68	$10,492	$70
Construction and land development	-	-	-	-
Commercial and industrial	3,093	-	2,369	-
Owner occupied real estate	4,173	16	2,727	20
Consumer and other	1,149	5	943	6
Residential mortgage	832	2	512	1
Paycheck protection program	-	-	-	-
Total	$19,940	$91	$17,043	$97

The following table presents additional information regarding the Company’s impaired loans for the six months ended June 30, 2020 and June 30, 2019:

	Six Months Ended June 30,
	2020		2019
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$6,459	$138	$6,296	$140
Construction and land development	-	-	-	-
Commercial and industrial	2,603	1	1,591	-
Owner occupied real estate	2,831	8	1,879	28
Consumer and other	1,177	7	841	8
Residential mortgage	790	1	256	1
Paycheck protection program	-	-	-	-
Total	$13,860	$155	$10,863	$177

With an allowance recorded:
Commercial real estate	$4,146	$-	$4,414	$-
Construction and land development	-	-	-	-
Commercial and industrial	520	-	1,148	-
Owner occupied real estate	1,500	16	697	12
Consumer and other	-	-	51	-
Residential mortgage	40	1	-	-
Paycheck protection program	-	-	-	-
Total	$6,206	$17	$6,310	$12

Total:
Commercial real estate	$10,605	$138	$10,710	$140
Construction and land development	-	-	-	-
Commercial and industrial	3,123	1	2,739	-
Owner occupied real estate	4,331	24	2,576	40
Consumer and other	1,177	7	892	8
Residential mortgage	830	2	256	1
Paycheck protection program	-	-	-	-
Total	$20,066	$172	$17,173	$189

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At June 30, 2020
Commercial real estate	$-	$72	$4,581	$4,653	$659,952	$664,605	$-
Construction and land development	-	-	-	-	150,156	150,156	-
Commercial and industrial	-	-	3,064	3,064	221,440	224,504	-
Owner occupied real estate	-	-	3,115	3,115	431,307	434,422	-
Consumer and other	75	34	1,122	1,231	100,562	101,793	-
Residential mortgage	-	-	835	835	312,452	313,287	-
Paycheck protection program	-	-	-	-	670,912	670,912	-
Total	$75	$106	$12,717	$12,898	$2,546,781	$2,559,679	$-

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2019
Commercial real estate	$-	$313	$4,159	$4,472	$609,159	$613,631	$-
Construction and land development	-	-	-	-	121,395	121,395	-
Commercial and industrial	-	50	3,087	3,137	220,769	223,906	-
Owner occupied real estate	-	1,219	3,337	4,556	419,844	424,400	-
Consumer and other	112	241	1,062	1,415	99,905	101,320	-
Residential mortgage	-	-	768	768	262,676	263,444	-
Total	$112	$1,823	$12,413	$14,348	$1,733,748	$1,748,096	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At June 30, 2020:
Commercial real estate	$659,841	$86	$4,678	$-	$664,605
Construction and land development	150,156	-	-	-	150,156
Commercial and industrial	221,440	-	3,064	-	224,504
Owner occupied real estate	429,872	535	4,015	-	434,422
Consumer and other	100,671	-	1,122	-	101,793
Residential mortgage	312,452	-	835	-	313,287
Paycheck protection program	670,912	-	-	-	670,912
Total	$2,545,344	$621	$13,714	$-	$2,559,679

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2019:
Commercial real estate	$609,382	$90	$4,159	$-	$613,631
Construction and land development	121,395	-	-	-	121,395
Commercial and industrial	220,819	-	3,087	-	223,906
Owner occupied real estate	418,997	1,770	3,633	-	424,400
Consumer and other	100,258	-	1,062	-	101,320
Residential mortgage	262,555	121	768	-	263,444
Total	$1,733,406	$1,981	$12,709	$-	$1,748,096

The following table shows non-accrual loans by class as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	June 30, 2020	December 31, 2019

Commercial real estate	$4,581	$4,159
Construction and land development	-	-
Commercial and industrial	3,064	3,087
Owner occupied real estate	3,115	3,337
Consumer and other	1,122	1,062
Residential mortgage	835	768
Paycheck protection program	-	-
Total	$12,717	$12,413

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $173,000 and $397,000 for the three and six months ended June 30, 2020, respectively, and $121,000 and $233,000 for the three and six months ended June 30, 2019, respectively.

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

      Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. As of June 30, 2020, we have granted payment deferrals to 491 customers with total outstanding balances of $444 million. Through the date of issuance, more than 58% of the customers that were granted approval for deferral of loan payments have resumed normal principal and interest payments on their outstanding loan balances in the early stages of the third quarter of 2020. Through the date of issuance, the number of customers that have continued with the deferral of loan payments has declined to 205, or 3% of the total loan customers and the related outstanding loan balances have reduced to $197 million, or 10% of the total loan balances outstanding.

The following table summarizes information with regard to outstanding troubled debt restructurings at June 30, 2020 and December 31, 2019:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
June 30, 2020
Commercial real estate	1	$6,099	$-	$6,099
Construction and land development	-	-	-	-
Commercial and industrial	-	-	-	-
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	1	$6,099	$-	$6,099

December 31, 2019
Commercial real estate	1	$6,173	$-	$6,173
Construction and land development	-	-	-	-
Commercial and industrial	-	-	-	-
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	1	$6,173	$-	$6,173

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

There were no loan modifications made during the three and six months ended June 30, 2020 and June 30, 2019 that met the criteria of a TDR.

After a loan is determined to be a TDR, the Company continues to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the three and six months ended June 30, 2020. There were no TDRs that subsequently defaulted during the year ended December 31, 2019.

There was one residential mortgage in the process of foreclosure as of June 30, 2020 and December 31, 2019. There was no other real estate owned relating to residential real estate at June 30, 2020 and December 31, 2019.

Note 7: Short-Term Borrowings

The following is a summary of short-term borrowings by type.

	June 30, 2020		December 31, 2019
(dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings
Paycheck Protection Program
Liquidity Facility borrowings	$438,478	0.35%	$-	-%

As part of the CARES Act, the Federal Reserve Bank of Philadelphia offered secured discounted borrowings to banks that originated PPP loans through the Paycheck Protection Program Liquidity Facility or PPPLF program. At June 30, 2020, the Company pledged $438.5 million of PPP loans to the Federal Reserve Bank of Philadelphia to borrow $438.5 million of funds at a rate of 0.35%.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2020 and December 31, 2019 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

June 30, 2020
Assets:

U.S. Government agencies	$35,096	$-	$35,096	$-
Collateralized mortgage obligations	228,056	-	228,056	-
Agency mortgage-backed securities	43,072	-	43,072	-
Municipal securities	2,665	-	2,665	-
Corporate bonds	73,332	-	70,667	2,665
Securities Available for Sale	$382,221	$-	$379,556	$2,665

Mortgage Loans Held for Sale	$24,744	$-	$24,744	$-
SBA Servicing Assets	4,604	-	-	4,604
Interest Rate Lock Commitments	1,642	-	1,642	-
Best Efforts Forward Loan Sales Commitments	8	-	8	-
Mandatory Forward Loan Sales Commitments	-	-	-	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	654	-	654	-
Mandatory Forward Loan Sales Commitments	326	-	326	-

December 31, 2019
Assets:

U.S. Government agencies	$38,305	$-	$38,305	$-
Collateralized mortgage obligations	331,438	-	331,438	-
Agency mortgage-backed securities	98,937	-	98,937	-
Municipal securities	4,082	-	4,082	-
Corporate bonds	66,280	-	63,460	2,820
Securities Available for Sale	$539,042	$-	$536,222	$2,820

Mortgage Loans Held for Sale	$10,345	$-	$10,345	$-
SBA Servicing Assets	4,447	-	-	4,447
Interest Rate Lock Commitments	362	-	362	-
Best Efforts Forward Loan Sales Commitments	4	-	4	-
Mandatory Forward Loan Sales Commitments	2	-	2	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	133	-	133	-
Mandatory Forward Loan Sales Commitments	83	-	83	-

The following tables present an analysis of the activity related to the SBA servicing asset balance for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(dollars in thousands)	2020	2019
Beginning balance, April 1st	$4,644	$4,631
Additions	77	342
Fair value adjustments	(117)	(380)
Ending balance, June 30th	$4,604	$4,593

	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Beginning balance, January 1st	$4,447	$4,785
Additions	315	553
Fair value adjustments	(158)	(745)
Ending balance, June 30th	$4,604	$4,593

Fair value adjustments are recorded as loan and servicing fees on the statement of income. Servicing fee income, not including fair value adjustments, totaled $482,000 and $479,000 for the three months ended June 30, 2020 and 2019, respectively. Servicing fee income, not including fair value adjustments, totaled $912,000 and $937,000 for the six months ended June 30, 2020 and 2019, respectively. Total loans in the amount of $207.7 million at June 30, 2020 and $201.7 million at December 31, 2019 were serviced for others.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Level 3 Investments Only
(dollars in thousands)	Corporate Bonds	Corporate Bonds
Balance, April 1st	$2,649	$3,034
Unrealized gains (losses)	16	(35)
Proceeds from sales	-	-
Realized losses	-	-
Balance, June 30th	$2,665	$2,999

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Level 3 Investments Only
(dollars in thousands)	Corporate Bonds	Corporate Bonds
Balance, January 1st	$2,819	$3,069
Unrealized gains (losses)	(154)	(70)
Proceeds from sales	-	-
Realized losses	-	-
Balance, June 30th	$2,665	$2,999

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2020 and December 31, 2019 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
June 30, 2020
Impaired loans	$5,973	$-	$-	$5,973
Other real estate owned	-	-	-	-

December 31, 2019
Impaired loans	$5,730	$-	$-	$5,730
Other real estate owned	899	-	-	899

The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2020

Corporate bonds	$2,665	Discounted Cash Flows	Discount Rate	(3.59%)

			Conditional Prepayment Rate	(13.47%)
SBA servicing assets	$4,604	Discounted Cash Flows
			Discount Rate	(10.00%)

Impaired loans	$5,973	Appraised Value of Collateral (1)	Liquidation expenses (2)	0%	-	20%	(12%)	(3)

December 31, 2019

Corporate bonds	$2,820	Discounted Cash Flows	Discount Rate	(6.66%)

			Conditional Prepayment Rate	(13.53%)
SBA servicing assets	$4,447	Discounted Cash Flows
			Discount Rate	(10.75%)

Impaired loans	$5,730	Appraised Value of Collateral (1)	Liquidation expenses (2)	9%	-	20%	(12%)	(3)

Other real estate owned	$899	Appraised Value of Collateral (1)	Liquidation expenses (2)	6%	-	20%	(8%)	(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2020 and December 31, 2019.

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

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect their economic value. Interest income on loans held for sale, which totaled $166,000 and $249,000 for three and six months ended June 30, 2020, respectively, and $126,000 and $256,000 for the three and six months ended June 30, 2019, respectively, are included in interest and fees in the statements of income.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of June 30, 2020 and December 31, 2019.

	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
June 30, 2020	$24,744	$23,793	$951

December 31, 2019	$10,345	$9,983	$362

Changes in the excess carrying amount over aggregate unpaid principal balance are recorded in the statement of income in mortgage banking income. Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at June 30, 2020 and December 31, 2019.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market. At June 30, 2020 and December 31, 2019, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	June 30, 2020	December 31, 2019

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$4,604	$4,447

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	2%	2%
Adjustable-rate SBA loans	98%	98%
Total	100%	100%

Weighted Average Remaining Term (in years)	20.4	20.7

Prepayment Speed	13.47%	13.53%
Effect on fair value of a 10% increase	$(160)	$(175)
Effect on fair value of a 20% increase	(309)	(338)

Weighted Average Discount Rate	10.00%	10.75%
Effect on fair value of a 10% increase	$(148)	$(154)
Effect on fair value of a 20% increase	(288)	(298)

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

The estimated fair values of the Company’s financial instruments at June 30, 2020 were as follows.

	Fair Value Measurements at June 30, 2020
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$691,244	$691,244	$691,244	$-	$-
Investment securities available for sale	382,221	382,221	-	379,556	2,665
Investment securities held to maturity	556,159	583,182	-	583,182	-
Restricted stock	3,789	3,789	-	3,789	-
Loans held for sale	26,126	26,205	-	24,744	1,461
Loans receivable, net	2,531,208	2,513,942	-	-	2,513,942
SBA servicing assets	4,604	4,604	-	-	4,604
Accrued interest receivable	12,393	12,393	-	12,393	-
Interest rate lock commitments	1,642	1,642	-	1,642	-
Best efforts forward loan sales commitments	8	8	-	8	-
Mandatory forward loan sales commitments	-	-	-	-	-

Financial liabilities:
Deposits
Demand, savings and money market	$3,433,508	$3,433,508	$-	$3,433,508	$-
Time	210,446	211,900	-	211,900	-
Short-term borrowings	438,478	438,478	-	438,478	-
Subordinated debt	11,268	7,438	-	-	7,438
Accrued interest payable	1,403	1,403	-	1,403	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	654	654	-	654	-
Mandatory forward loan sales commitments	326	326	-	326	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

The estimated fair values of the Company’s financial instruments at December 31, 2019 were as follows:

	Fair Value Measurements at December 31, 2019
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$168,319	$168,319	$168,319	$-	$-
Investment securities available for sale	539,042	539,042	-	536,222	2,820
Investment securities held to maturity	644,842	653,109	-	653,109	-
Restricted stock	2,746	2,746	-	2,746	-
Loans held for sale	13,349	13,349	-	10,345	3,004
Loans receivable, net	1,738,929	1,731,876	-	-	1,731,876
SBA servicing assets	4,447	4,447	-	-	4,447
Accrued interest receivable	9,934	9,934	-	9,934	-
Interest rate lock commitments	362	362	-	362	-
Best efforts forward loan sales commitments	4	4	-	4	-
Mandatory forward loan sales commitments	2	2	-	2	-

Financial liabilities:
Deposits
Demand, savings and money market	$2,775,584	$2,775,584	$-	$2,775,584	$-
Time	223,579	224,095	-	224,095	-
Subordinated debt	11,265	8,540	-	-	8,540
Accrued interest payable	1,630	1,630	-	1,630	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	133	133	-	133	-
Mandatory forward loan sales commitments	83	83	-	83	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

Note 9: Changes in Accumulated Other Comprehensive Income (Loss) By Component (1)

The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2020 and 2019, and the year ended December 31, 2019.

	Unrealized Gains (Losses) on Available- For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2020	$(1,275)	$(6,066)	$(7,341)
Unrealized gain on securities	4,077	-	4,077
Amounts reclassified from accumulated other comprehensive income to net income (2)	(1,852)	787	(1,065)
Net current-period other comprehensive income	2,225	787	3,012
Total change in accumulated other comprehensive income	2,225	787	3,012
Balance June 30, 2020	$950	$(5,279)	$(4,329)

Balance January 1, 2019	$(4,736)	$(7,191)	$(11,927)
Unrealized gain on securities	3,672	-	3,672
Amounts reclassified from accumulated other comprehensive income to net income (2)	(448)	495	47
Net current-period other comprehensive income	3,224	495	3,719
Total change in accumulated other comprehensive income	3,224	495	3,719
Balance June 30, 2019	$(1,512)	$(6,696)	$(8,208)

Balance January 1, 2019	$(4,736)	$(7,191)	$(11,927)
Unrealized gain on securities	4,284	-	4,284
Amounts reclassified from accumulated other comprehensive income to net income (2)	(823)	1,125	302
Net current-period other comprehensive income	3,461	1,125	4,586
Total change in accumulated other comprehensive income	3,461	1,125	4,586
Balance December 31, 2019	$(1,275)	$(6,066)	$(7,341)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Income.

Note 10: Goodwill and Other Intangibles

In July 2016, Republic acquired all of the issued and outstanding limited liability company interests of Oak Mortgage Company, LLC and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. The goodwill related to the acquisition of Oak Mortgage is detailed in the table below:

	Three Months Ended June 30,
(dollars in thousands)	2020	2019
Balance, April 1st	$5,011	$5,011
Additions/Adjustments	-	-
Amortization	-	-
Balance, June 30th	$5,011	$5,011
Amortization Period (in years)	Indefinite	Indefinite

	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Balance, January 1st	$5,011	$5,011
Additions/Adjustments	-	-
Amortization	-	-
Balance, June 30th	$5,011	$5,011
Amortization Period (in years)	Indefinite	Indefinite

The Company completed an annual impairment test for goodwill as of July 31, 2019. Future impairment testing will continue to be conducted as of July 31 on an annual basis, unless a triggering event occurs in the interim that would suggest impairment, in which case it would be tested as of the date of the triggering event. In the first quarter of 2020, management determined that one or more triggering events had occurred as a result of the effects that the COVID-19 pandemic had on the national and global economy. An Interim Period Quantitative Goodwill Impairment Test was performed as of March 31, 2020. As a result of the continuing impact of the COVID-19 pandemic in the second quarter of 2020, the uncertainty surrounding future economic conditions and the sustained decrease in the market value of the Company’s common stock, management determined that a triggering event had occurred with respect to goodwill and potential impairment and performed another Interim Period Quantitative Goodwill Impairment Test as of June 30, 2020. Management completed its review of goodwill and concluded that it was more likely than not that the fair value of goodwill exceeded its carrying value at June 30, 2020. Accordingly goodwill was not considered impaired at June 30, 2020.

The COVID-19 pandemic may cause a further and sustained decline in the Company’s stock price or another triggering event that could, under certain circumstances, cause management to perform a new goodwill impairment test and could result in an impairment charge in the future. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded against earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Note 11: Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the six months ended June 30, 2020 and the six months ended June 30, 2019. The following table summarizes the amounts recorded in Republic’s statement of financial condition for derivatives not designated as hedging instruments as of June 30, 2020 and December 31, 2019 (in thousands):

June 30, 2020	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLCs	Other Assets	$1,642	$56,340
Best efforts forward loan sales commitments	Other Assets	8	1,875
Mandatory forward loan sales commitments	Other Assets	-	-

Liability derivatives:

IRLCs	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	654	54,465
Mandatory forward loan sales commitments	Other Liabilities	326	23,612

December 31, 2019	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLCs	Other Assets	$362	$14,586
Best efforts forward loan sales commitments	Other Assets	4	875
Mandatory forward loan sales commitments	Other Assets	2	288

Liability derivatives:

IRLCs	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	133	13,711
Mandatory forward loan sales commitments	Other Liabilities	83	9,614

The following tables summarize the amounts recorded in Republic’s statement of income for derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Income Statement Presentation	Three Months Ended June 30, 2020 Gain/(Loss)	Six Months Ended June 30, 2020 Gain/(Loss)

Asset derivatives:

IRLCs	Mortgage banking income	$1,114	$1,280
Best efforts forward loan sales commitments	Mortgage banking income	(1,049)	4
Mandatory forward loan sales commitments	Mortgage banking income	(271)	(2)

Liability derivatives:

IRLCs	Mortgage banking income	$718	$-
Best efforts forward loan sales commitments	Mortgage banking income	(596)	(521)
Mandatory forward loan sales commitments	Mortgage banking income	(297)	(243)

	Income Statement Presentation	Three Months Ended June 30, 2019 Gain/(Loss)	Six Months Ended June 30, 2019 Gain/(Loss)

Asset derivatives:

IRLCs	Mortgage banking income	$(66)	$297
Best efforts forward loan sales commitments	Mortgage banking income	15	12
Mandatory forward loan sales commitments	Mortgage banking income	-	(10)

Liability derivatives:

IRLCs	Mortgage banking income	$-	$-
Best efforts forward loan sales commitments	Mortgage banking income	85	(69)
Mandatory forward loan sales commitments	Mortgage banking income	(39)	3

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

Note 12: Revenue Recognition

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

The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
(dollars in thousands)	2020	2019
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$2,328	$1,848
Other non-interest income	34	50
Non-interest income (in-scope of Topic 606)	2,362	1,898
Non-interest income (out-of-scope of Topic 606)	6,062	5,128
Total non-interest income	$8,424	$7,026

	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$4,392	$3,460
Other non-interest income	96	129
Non-interest income (in-scope of Topic 606)	4,488	3,589
Non-interest income (out-of-scope of Topic 606)	10,481	8,382
Total non-interest income	$14,969	$11,971

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2020 and December 31, 2019, the Company did not have any significant contract balances.

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

Note 13: Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The new standard was adopted by the Company on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption ( January 1, 2019) and will not restate comparative periods. Adoption of ASU 2016-02 resulted in the recognition of total operating lease liability obligations totaling $35.1 million and the recognition of operating lease right-of-use assets totaling $34.2 million at the date of adoption. The initial balance sheet gross up upon adoption was related to operating leases on land and buildings for twenty-three lease agreements. The Company has no finance leases or material subleases for which it is the lessor of property or equipment. The Company has elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess whether any expired or existing contracts are leases or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases.

At June 30, 2020, the Company had forty operating lease agreements, which include operating leases for eighteen branch locations, seven offices that are used for general office space, and fifteen operating leases for equipment. Two of the real property operating leases did not include one or more options to extend the lease term. Five of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property. The forty operating leases have maturity dates ranging from December 2020 to August 2059 most of which include options for multiple five and ten year extensions which the Company is reasonably certain to exercise. No operating leases include variable lease payments that are based on an index or rate, such as the CPI. The weighted average remaining operating lease term for these leases is 19.7 years as of June 30, 2020

At June 30, 2019, the Company had thirty-six operating lease agreements, which include operating leases for seventeen branch stores, eight offices that are used for general office space, and eleven operating leases for equipment. All of the real property operating leases include one of more options to extend the lease term. Five of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property. The thirty-six operating leases have maturity dates ranging from December 2019 to December 2058 most of which includes options for multiple five and ten year extensions which the Company is reasonably certain to exercise. No operating leases include variable lease payments that are based on an index or rate, such as the CPI. The weighted average remaining operating lease term for these leases is 19.2 years as of June 30, 2019.

The discount rate used in determining the operating lease liability obligation for each individual lease was the assumed incremental borrowing rate for the Company that corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average operating lease discount rate was 3.58% and 3.58% as of June 30, 2020 and 2019, respectively.

The following tables presents operating lease costs net of sublease income for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
(dollars in thousands)
Operating lease cost	$1,917	$1,664
Sublease income	-	(80)
Total lease cost	$1,917	$1,584

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
(dollars in thousands)
Operating lease cost	$3,834	$3,030
Sublease income	-	(161)
Total lease cost	$3,834	$2,869

The following table presents a maturity analysis of total operating lease liability obligations and reconciliation of the undiscounted cash flows to total operating lease liability obligations at June 30, 2020 and 2019.

	June 30, 2020	June 30, 2019
(dollars in thousands)
Operating lease payments due:
Within one year	$6,675	$6,644
One to three years	11,571	12,143
Three to five years	10,110	10,212
More than five years	72,394	73,262
Total undiscounted cash flows	100,750	102,261
Discount on cash flows	(31,704)	(31,724)
Total operating lease liability obligations	$69,046	$70,537

The following tables presents cash and non-cash activities for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,835	$1,046

Non-cash investing and financing activities
Additions to Operating leases – right of use asset
New operating lease liability obligation	$49	$13,971

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,579	$2,049

Non-cash investing and financing activities
Additions to Operating leases – right of use asset
New operating lease liability obligation	$189	$72,356

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

We may from time to time make written or oral "forward-looking statements", including statements contained in this quarterly report. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise as a result of the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; the length and extent of the economic contraction as a result of the COVID-19 pandemic; continued deterioration in general economic conditions; changes in customer behavior; changes in the adequacy of our allowance for loan losses and our methodology for determining such allowance; adverse changes in our loan portfolio and credit risk-related losses and expenses; changes in concentrations within our loan portfolio, including our exposure to commercial real estate loans, and to our primary service area; changes in interest rates; our ability to identify, negotiate, secure and develop new store locations and renew, modify, or terminate leases or dispose of properties for existing store locations effectively; business conditions in the financial services industry, including competitive pressure among financial services companies, new service and product offerings by competitors, price pressures and similar items; changes in deposit flows and loan demand; the regulatory environment, including evolving banking industry standards, changes in legislation or regulation; our securities portfolio and the valuation of our securities; changes in accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; litigation liabilities, including costs, expenses, settlements and judgments; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.  You should carefully review the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report for the quarter ended March 31, 2020, and other documents we file from time to time with the Securities and Exchange Commission. The words "would be," "could be," "should be," "probability," "risk," "target," "objective," "may," "will," "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions or variations on such expressions are intended to identify forward-looking statements. All such statements are made in good faith by us pursuant to the "safe harbor" provisions of the U.S. Private Securities Litigation Reform Act of 1995. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of us, except as may be required by applicable law or regulations.

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

As of June 30, 2020, we serve our customers through 30 store locations, in addition to 4 loan offices that specialize in commercial, small business and residential mortgage lending. Our stores are open 7 days a week, 361 days a year, with extended lobby and drive-thru hours providing customers with some of the most convenient hours compared to any bank in the markets which we operate. We offer free checking, free coin counting, and ATM/Debit cards issued on the spot. We also provide access to more than 55,000 surcharge free ATM machines worldwide through the Allpoint network to our customers. Our commitment to deliver best in class customer service not only applies to our store locations, but includes by phone, online and mobile options as well. Our business model is built on customer loyalty and engagement, understanding customer needs and offering the financial products and services to help them achieve their goals and objectives.

Current Economic Environment – Regulatory Developments

The COVID-19 pandemic is a highly unusual, unprecedented and evolving public health and economic crisis that may have a significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.

The CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to address the economic effects of the COVID-19 pandemic. Among other things, the CARES Act provides for the following:

●

Paycheck Protection Program (“PPP”). The CARES Act appropriated $349 billion for “paycheck protection loans” through the PPP. The amount appropriated was subsequently increased to $659 billion. Loans under the PPP that meet U.S. Small Business Administration (“SBA”) requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. In conjunction with the PPP, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has created a lending facility for qualified financial institutions. The Paycheck Protection Program Liquidity Facility (“PPPLF”) will extend credit to depository institutions with a term equal to the term of the pledged loans at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility.

●

Troubled Debt Restructuring Relief. From March 1, 2020 through the earlier of December 31, 2020 or 60 days after the termination date of the national emergency declared by the President on March 13, 2020 concerning the COVID–19 outbreak (the “national emergency”), a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a troubled debt restructured (“TDR”), including impairment accounting. This TDR relief is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which TDR relief is applicable.

●

CECL Delay. Banks, savings associations, credit unions, bank holding companies and their affiliates are not required to comply with the Financial Accounting Standards Board Accounting Standards Update No. 2016–13 (“Measurement of Credit Losses on Financial Instruments”), including the current expected credit losses methodology for estimating allowances for credit losses (“CECL”), from the date of the law’s enactment until the earlier of the end of the national emergency or December 31, 2020. On March 27, 2020, the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”), and the Office of the Comptroller of the Currency issued an interim final rule that allows banking organizations that are required to adopt CECL this year to mitigate the estimated cumulative regulatory capital effects for up to two years. The relief afforded by the CARES Act and interim final rule is in addition to the three-year transition period already in place. The Company has elected to delay the adoption of CECL.

●

Forbearance. The CARES Act codified in part guidance from state and federal regulators and government-sponsored enterprises, including the 60-day suspension of foreclosures on federally-backed mortgages and requirements that servicers grant forbearance to borrowers affected by COVID-19.

COVID-19 Response Efforts

Republic is committed to providing the financial resources necessary to support the economic recovery in our market. We have taken an active role in participating in the PPP. We quickly developed a process to accept PPP loan applications not only from our valued small business customers, but from non-customers throughout our community as well. As of June 30, 2020, we processed and obtained SBA approval for more than 4,800 PPP loan applications resulting in approximately $671 million in loans. We are now evaluating the guidelines of the Main Street Lending Program designed by the Federal Reserve to support small and medium-sized businesses that were unable to access the PPP or that require additional financial support after receiving a PPP loan.

We have also taken a number of steps to mitigate the potential spread of the coronavirus and to assist our customers, employees and other members of the community during this pandemic crisis. As of June 30, 2020 we have:

●

Put procedures in place at all of our store locations such as plastic shields, notices, hand sanitizer, etc., in accordance with CDC guidelines. Our store lobbies have been re-opened for all transactions including new account openings.

●	Encouraged customers to utilize our online, mobile and telephone banking systems. In addition, we continue to offer more than 55,000 surcharge free ATM machines to all of our customers.

●	Directed our commercial lenders to contact each of their customers to discuss the impact of the current economic conditions on their business and to develop a plan for assistance if required.

●	Implemented a temporary work from home policy for all employees whose primary responsibilities can be completed in this manner.

●	Initiated additional preventative measures by providing guidance and proper supplies to all employees to support appropriate hygiene and social distancing.

Loss Mitigation and Loan Portfolio Analysis

We have taken a proactive approach to analyze and prepare for the potential challenges to be faced as the effects of the economic shutdown begin to unfold. A detailed analysis of loan concentrations and segments that may present the areas of highest risk has been prepared. Our commercial lending team has initiated contact with a majority of our loan customers to discuss the impact that this pandemic crisis has had on their businesses to date and the expected ramifications that could be felt in the future. As of June 30, 2020, we had granted payment deferrals to 491 customers with total outstanding balances of $444 million, or 24% of total loans outstanding. Approximately $176 million, or 40%, of the deferral requests were for deferment of principal balances only. The remaining deferrals include requests to defer both principal and interest payments. We have executed loan modifications and initiated payment deferrals for all customers that had an immediate need for assistance. Through the date of issuance, more than 58% of the customers that were granted approval for deferral of loan payments have resumed normal principal and interest payments on their outstanding loan balances. Total deferrals were reduced to 205 customers with total outstanding balances of $197 million, or 10% of total loans outstanding. The regulatory agencies that supervise financial institutions have issued an Interagency Statement that encourages financial institutions to actively work with borrowers that have been impacted by the effects of the COVID-19 pandemic.

As a result of the recent changes in economic conditions, we have increased the qualitative factors for certain components of Republic’s allowance for loan loss calculation. We have also taken into consideration the probable impact that the various stimulus initiatives provided through the CARES Act, along with other government programs, may have to assist borrowers during this period of economic stress. We believe the combination of ongoing communication with our customers, loan to values on underlying collateral, loan payment deferrals, increased focus on risk management practices, and access to government programs such as the PPP should help mitigate potential future period losses. We will continue to closely monitor all key economic indicators and our internal asset quality metrics as the effects of the coronavirus pandemic begin to unfold. Based on the incurred loss methodology currently utilized by the Bank, the provision for loan losses and charge-offs may be impacted in future periods, but more time is needed to fully understand the magnitude and length of the economic downturn and the full impact on our loan portfolio.

Financial Condition

Assets

Total assets increased by $1.1 billion to $4.4 billion at June 30, 2020, compared to $3.3 billion at December 31, 2019.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount of these two categories increased by $522.9 million to $691.2 million at June 30, 2020, from $168.3 million at December 31, 2019. The increase is primarily driven by short-term borrowings provided by the PPPLF to fund PPP loans. In addition, a portion of the deposit balances related to funding of PPP loans remain in customer accounts as of June 30, 2020.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the SBA which we usually originate with the intention of selling in the future and residential mortgage loans originated which we also intend to sell in the future. Total SBA loans held for sale were $1.4 million at June 30, 2020 as compared to $3.0 million at December 31, 2019. Residential mortgage loans held for sale were $24.7 million at June 30, 2020 compared to $10.3 million at December 31, 2019. Loans held for sale, as a percentage of total Company assets, were less than 1% at June 30, 2020.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $38.2 million at June 30, 2020. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit.

Loans increased $792.3 million, or 46%, to $2.5 billion at June 30, 2020, versus $1.7 billion at December 31, 2019. This growth was primarily the result of $670.9 million in PPP loans that were funded by Republic during the second quarter of 2020. The remaining increase was a result of loan demand across all categories driven by the successful execution of our relationship banking strategy which focuses on delivering high levels of customer service.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes. Our investment securities classified as available-for-sale consist primarily of SBA bonds, U.S. Government agency collateralized mortgage obligations (“CMO”), agency mortgage-backed securities (“MBS”), municipal securities, and corporate bonds. Available-for-sale securities totaled $382.2 million at June 30, 2020, compared to $539.0 million at December 31, 2019. The decrease was primarily due to the sale of securities totaling $92.8 million and the paydown, maturity, or call, of securities totaling $84.0 million partially offset by the purchase of securities totaling $16.9 million during the first six months of 2020. At June 30, 2020, the portfolio had a net unrealized gain of $1.3 million compared to a net unrealized loss of $1.7 million at December 31, 2019. The change in value of the investment portfolio was driven by a decrease in market interest rates which drove an increase in the value of the securities available-for-sale in our portfolio during the first six months of 2020.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (“SBIC”) and SBA bonds, CMOs and MBSs. The fair value of securities held-to-maturity totaled $583.2 million and $653.1 million at June 30, 2020 and December 31, 2019, respectively. The decrease was primarily due to the paydown, maturity, or call of securities totaling $88.5 million partially offset by an increase of $18.8 million in the value of securities held in the portfolio during the first six months of 2020. The change in value of the investment portfolio was driven by a decrease in market interest rates which drove an increase in value of the securities held-to-maturity in our portfolio during the first six months of 2020.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of June 30, 2020 and December 31, 2019. As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”).

At June 30, 2020 and December 31, 2019, the investment in FHLB of Pittsburgh capital stock totaled $3.6 million and $2.6 million, respectively. At both June 30, 2020 and December 31, 2019, ACBB capital stock totaled $143,000.  Both the FHLB and ACBB issued dividend payments during the first six months of 2020.

Premises and Equipment

The balance of premises and equipment increased to $121.1 million at June 30, 2020 from $117.0 million at December 31, 2019. The increase was primarily due to premises and equipment expenditures of $8.3 million less depreciation and amortization expenses of $4.1 million during the first six months of 2020. A new store was opened in Northfield, NJ in January 2020 bringing the total store count to thirty. Construction is ongoing on a site in Bensalem, PA which is scheduled to be completed in 2020. There are also multiple sites in various stages of development for future store locations.

Other Real Estate Owned

       The balance of other real estate owned was $1.1 million at June 30, 2020 and $1.7 million at December 31, 2019. The decrease was due to sale of one property totaling $586,000 during the six months ended June 30, 2020.

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

The right-of-use asset is valued as the initial amount of the lease liability obligation adjusted for any initial direct costs, prepaid or accrued rent, and any lease incentives. At June 30, 2020 and December 31, 2019, the balance of operating leases – right-of-use asset was $64.7 million and $64.8 million, respectively.

Goodwill

Goodwill amounted to $5.0 million at both June 30, 2020 and December 31, 2019. We completed an annual impairment test for goodwill as of July 31, 2019. In connection with the review of our financial condition in light of the COVID-19 pandemic, we evaluated our assets, including goodwill and other intangibles for potential impairment. In the first quarter of 2020, management determined that one or more triggering events had occurred as a result of the effects that the COVID-19 pandemic had on the national and global economy. An Interim Period Quantitative Goodwill Impairment Test was performed as of March 31, 2020. As a result of the continuing impact of the COVID-19 pandemic in the second quarter of 2020, the uncertainty surrounding future economic conditions and the sustained decrease in the market value of the Company’s common stock, management determined that a triggering event had occurred with respect to goodwill and potential impairment and performed another Interim Period Quantitative Goodwill Impairment Test as of June 30, 2020. Management completed its review of goodwill and concluded that it was more likely than not that the fair value of goodwill exceeded its carrying value at June 30, 2020. Accordingly goodwill was not considered impaired at June 30, 2020. During the year ended December 31, 2019, there was also no goodwill impairment recorded.

COVID 19 may cause a further and sustained decline in the Company’s stock price or another triggering event that could, under certain circumstances, cause management to perform a new goodwill impairment test and could result in an impairment charge in the future. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded against earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Impairment is a condition that exists when the carrying amount of goodwill exceeds its implied fair value. As of July 31, 2019, the fair value of the Reporting Unit exceeded its carrying value by 20%. In the current analysis as of June 30, 2020, the fair value of the Reporting Unit exceeded its carrying value by 8%. The determination of the fair value of the Reporting Unit incorporates assumptions that marketplace participants would use in their estimates of fair value of the Reporting Unit in a change of control transaction, as prescribed by ASC Topic 820.

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

Total deposits increased by $644.8 million to $3.6 billion at June 30, 2020 from $3.0 billion at December 31, 2019. This increase was partially attributed to the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction. This strategy has also allowed us to build a stable core-deposit base and nearly eliminate our dependence upon the more volatile sources of funding found in brokered and wholesale deposits. The increase in demand deposits is also a result of our participation in the PPP loan program. When the PPP loans were closed the funds were deposited in Republic checking accounts. These deposits are expected to decline as the borrowers spend the funds on qualified expenses under the program.

Short-Term Borrowings

At June 30, 2020, we had short-term borrowings totaling $438.5 million compared to $0 at December 31, 2019. The source of the $438.5 million in short-term borrowings at June 30, 2020 was the PPPLF for the purpose of funding PPP loans.

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

The operating lease liability obligation is calculated as the present value of the lease payments, using the discount rate specified in the lease, or if that is not available, our incremental borrowing rate. At June 30, 2020 and December 31, 2019, the balance of the operating lease liability obligation was $69.0 million and $68.9 million, respectively.

Shareholders’ Equity

Total shareholders’ equity increased $6.0 million to $255.2 million at June 30, 2020 compared to $249.2 million at December 31, 2019. The increase during the first six months of 2020 was primarily due to a $3.0 million decrease in accumulated other comprehensive losses associated with an increase in the market value of the investment securities portfolio, net income of $1.9 million and stock based compensation of $1.1 million. The shift in market value of the securities portfolio was primarily driven by a decrease in market interest rates which drove an increase in the market value of the securities held in our portfolio.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

We reported net income of $2.5 million, or $0.04 per diluted share, for the three months ended June 30, 2020, compared to net income of $381,000 or $0.01 per diluted share, for the three months ended June 30, 2019. The increase in earnings year over year was primarily driven by participation in the PPP loan program, gains on the sale of investment securities, and cost control measures implemented by management. We have begun to recognize the origination fees associated with the PPP loan program as interest income during the second quarter of 2020. The gains on investment securities was driven by a decrease in interest rates which increased market values in the Company’s bond portfolio. The net interest margin decreased to 2.55% for the three month period ended June 30, 2020 compared to 2.94% for the three month period ended June 30, 2019. We experienced margin compression through 2019 as a result of the flattening of the yield curve. The interest rate on the loans originated under the PPP loan program is fixed at 1.00% which caused a decline in the yield on interest earning assets in the second quarter of 2020. In addition, the rate cuts enacted by the Federal Reserve during the first quarter of 2020 has created a lower interest rate environment.

Net interest income was $22.4 million for the three month period ended June 30, 2020 compared to $19.4 million for the three months ended June 30, 2019. Interest income increased $3.1 million, or 15.7%, primarily due to an increase in average loans receivable balances related to participation in the PPP loan program. Interest expense decreased $1.4 million, or 21.0%, primarily due to a decrease in the average rate paid on deposit balances. The net interest margin decreased by 39 basis points to 2.55% during the second quarter of 2020 compared to 2.94% during the second quarter of 2019. Compression in the net interest margin was driven by a more rapid decrease in the yield on interest earning assets compared to our cost of funds.

We recorded a provision for loan losses of $1.0 million for the three months ended June 30, 2020 compared to no provision for the three months ended June 30, 2019. This was primarily due to an increase in the allowance required for loans collectively evaluated for impairment which includes increasing qualitative factors for considerations related to COVID-19, specifically those factors that account for the state of the economic environment that the Bank is doing business in, as well as the nature of and concentration in certain credit types within the loan portfolio. We have elected to defer the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as permitted by the CARES Act for the three months ended June 30, 2020.

Non-interest income increased by $1.4 million to $8.4 million during the three months ended June 30, 2020 compared to $7.0 million during the three months ended June 30, 2019. The increase during the three months ended June 30, 2020 was primarily due to gains on the sale of investment securities, higher service fees on deposit accounts which is driven by growth in deposit balances and an increase in the number of accounts and mortgage banking income driven by mortgage loan originations, partially offset by a decrease in gains on sale of SBA loans. The gains on the sale of investment securities is related to a decrease in interest rates which drove increased market values in the Company’s bond portfolio.

Non-interest expenses increased $753 thousand to $26.7 million during the three months ended June 30, 2020 compared to $25.9 million during the three months ended June 30, 2019. This increase was primarily driven by occupancy and equipment expenses associated with the addition of new stores related to our expansion strategy which we refer to as “The Power of Red is Back”. We have incurred costs related to our expansion into New York City as we hired a management and lending team and commenced rent payments for our store locations. Our first store in New York City opened at 14th Street & 5th Avenue in Manhattan in July 2019. Construction was completed on a second store location at 51st Street & 3rd Avenue in November 2019. Cost control measures implemented by management have had a positive effect in limiting expense growth for the third consecutive quarter.

We recorded a provision for income taxes in the amount of $675,000 during the three months ended June 30, 2020 compared to $105,000 provision for income taxes during the three months ended June 30, 2019.

Return on average assets and average equity from continuing operations was 0.26% and 3.98%, respectively, during the three months ended June 30, 2020 compared to 0.05% and 0.61%, respectively, for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

We reported net income of $1.9 million, or $0.03 per diluted share, for the six months ended June 30, 2020 compared to net income of $807,000, or $0.01 per diluted share, for the six months ended June 30, 2019. The increase in earnings year over year was primarily driven by participation in the PPP loan program, gains on the sale of investment securities, and cost control measures implemented by management. We have begun to recognize the origination fees associated with the PPP loan program as interest income during the six months ended June 30, 2020. The gains on investment securities was driven by a decrease in interest rates which increased market values in the Company’s bond portfolio. The net interest margin decreased to 2.64% for the six month period ended June 30, 2020 compared to 2.97% for the six month period ended June 30, 2019. This decrease was a result of the challenging nature of the interest rate environment driven by a flat and, at times, an inverted yield curve as well as actions by the Federal Reserve in the first quarter of 2020 and PPP lending in the second quarter of 2020.

Net interest income for the six months ended June 30, 2020 was $43.2 million as compared to $38.5 million for the six months ended June 30, 2019.  Interest income increased $3.4 million, or 6.5%, primarily due to an increase in average loans receivable balances related to participation in the PPP loan program. Interest expense decreased $1.3 million, or 9.7%, primarily due to a decrease in the average rate paid on deposit balances. The net interest margin decreased by 33 basis points to 2.64% during six months ended June 30, 2020 compared to 2.97% during the six months ended June 30, 2019. Compression in the net interest margin was driven by a more rapid decrease in the yield on interest earning assets compared to our cost of funds.

We recorded a provision for loan losses of $2.0 million for the six months ended June 30, 2020 compared to a provision for loan losses of $300,000 for the six months ended June 30, 2019. This was primarily due to an increase in the allowance required for loans collectively evaluated for impairment which includes increasing qualitative factors for considerations related to COVID-19, specifically those factors that account for the state of the economic environment that the Bank is doing business in, as well as the nature of and concentration in certain credit types within the loan portfolio. We have elected to defer the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as permitted by the CARES Act for the six months ended June 30, 2020.

Non-interest income increased $3.0 million to $15.0 million during the six months ended June 30, 2020 compared to $12.0 million during the six months ended June 30, 2019. The increase during the six months ended June 30, 2020 was primarily due to increases in gain on the sales of investment securities, service fees on deposit accounts, mortgage banking income, and loan and servicing fees. The gains on the sale of investment securities is related to a decrease in rates which increased bond sale values.

Non-interest expenses increased $4.8 million to $53.9 million during the six months ended June 30, 2019 as compared to $49.2 million during the six months ended June 30, 2019. This increase was primarily driven by higher occupancy and equipment expenses associated with the addition of new stores related to our expansion strategy which we refer to as “The Power of Red is Back”. We have incurred costs related to our expansion into New York City as we hired a management and lending team and commenced rent payments for our store locations. Our first store in New York City opened at 14th Street & 5th Avenue in Manhattan in July 2019. Construction was completed on a second store location at 51st Street & 3rd Avenue in November 2019. Cost control measures implemented by management have had a positive effect in limiting expense growth.

We recorded a provision for income taxes in the amount of $345,000 during the six months ended June 30, 2020 compared to a $197,000 provision for income taxes during the six months ended June 30, 2019.

Return on average assets and average equity from continuing operations were 0.11% and 1.53%, respectively, during the six months ended June 30, 2020 compared to 0.06% and 0.66%, respectively, for the six months ended June 30, 2019.

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

Average Balances and Net Interest Income

	For the three months ended June 30, 2020			For the three months ended June 30, 2019
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$198,345	$50	0.10%	$85,920	$518	2.42%
Investment securities and restricted stock (2)	1,033,560	5,077	1.96%	1,067,185	7,184	2.69%
Loans receivable (2)	2,335,500	22,884	3.94%	1,509,177	18,681	4.96%
Total interest-earning assets	3,567,405	28,011	3.16%	2,662,282	26,383	3.97%
Other assets	266,178			217,685
Total assets	$3,833,583			$2,879,967

Interest-earning liabilities:
Demand – non-interest bearing	$984,771			$525,336
Demand – interest bearing	1,397,790	2,856	0.82%	1,144,783	4,206	1.47%
Money market & savings	858,782	1,431	0.67%	697,279	1,628	0.94%
Time deposits	208,838	1,033	1.99%	176,750	861	1.95%
Total deposits	3,450,181	5,320	0.62%	2,544,148	6,695	1.06%
Total interest-bearing deposits	2,465,410	5,320	0.87%	2,018,812	6,695	1.33%
Other borrowings	45,474	112	0.99%	19,864	179	3.61%
Total interest-bearing liabilities	2,510,884	5,432	0.87%	2,038,676	6,874	1.35%
Total deposits and other borrowings	3,495,655	5,432	0.62%	2,564,012	6,874	1.08%
Non-interest bearing other liabilities	83,884			66,780
Shareholders’ equity	254,044			249,175
Total liabilities and shareholders’ equity	$3,833,583			$2,879,967
Net interest income (2)		$22,579			$19,509
Net interest spread			2.29%			2.62%
Net interest margin (2)			2.55%			2.94%

(1)Yields on investments are calculated based on amortized cost.

(2)Net interest income and net interest margin are presented on a tax equivalent basis, a Non-GAAP measure. Net interest income has been increased over the financial statement amount by $158 and $138 for the three months ended June 30, 2020 and 2019, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Average Balances and Net Interest Income

	For the six months ended June 30, 2020			For the six months ended June 30, 2019
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$139,842	$339	0.49%	$70,729	$854	2.43%
Investment securities and restricted stock (2)	1,095,032	11,903	2.17%	1,076,496	14,604	2.71%
Loans receivable (2)	2,071,941	43,203	4.19%	1,489,020	36,592	4.96%
Total interest-earning assets	3,306,815	55,445	3.37%	2,636,245	52,050	3.98%
Other assets	263,504			204,344
Total assets	$3,570,319			$2,840,589

Interest-earning liabilities:
Demand – non-interest bearing	$814,686			$518,790
Demand – interest bearing	1,367,718	6,277	0.92%	1,129,356	8,144	1.45%
Money market & savings	805,646	3,214	0.80%	686,453	3,080	0.90%
Time deposits	217,512	2,254	2.08%	165,354	1,485	1.81%
Total deposits	3,205,562	11,745	0.74%	2,499,953	12,709	1.03%
Total interest-bearing deposits	2,390,876	11,745	0.99%	1,981,163	12,709	1.29%
Other borrowings	28,713	216	1.51%	33,341	544	3.29%
Total interest-bearing liabilities	2,419,589	11,961	0.99%	2,014,504	13,253	1.33%
Total deposits and other borrowings	3,234,275	11,961	0.74%	2,533,294	13,253	1.05%
Non-interest bearing other liabilities	84,050			59,505
Shareholders’ equity	251,994			247,790
Total liabilities and shareholders’ equity	$3,570,319			$2,840,589
Net interest income (2)		$43,484			$38,797
Net interest spread			2.38%			2.65%
Net interest margin (2)			2.64%			2.97%

(1)Yields on investments are calculated based on amortized cost.

(2)Net interest income and net interest margin are presented on a tax equivalent basis, a Non-GAAP measure. Net interest income has been increased over the financial statement amount by $303 and $286 for the six months ended June 30, 2020 and 2019, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	For the three months ended June 30, 2020 vs. 2019			For the six months ended June 30, 2020 vs. 2019
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$76	$(544)	$(468)	$168	$(683)	$(515)
Securities	(216)	(1,891)	(2,107)	201	(2,902)	(2,701)
Loans	8,311	(4,108)	4,203	11,944	(5,333)	6,611
Total interest-earning assets	8,171	(6,543)	1,628	12,313	(8,918)	3,395

Interest expense:
Deposits
Interest-bearing demand deposits	509	(1,859)	(1,350)	1,082	(2,949)	(1,867)
Money market and savings	296	(493)	(197)	497	(363)	134
Time deposits	144	27	171	535	233	768
Total deposit interest expense	949	(2,325)	(1,376)	2,114	(3,079)	(965)
Other borrowings	161	(227)	(66)	(8)	(319)	(327)
Total interest expense	1,110	(2,552)	(1,442)	2,106	(3,398)	(1,292)
Net interest income	$7,061	$(3,991)	$3,070	$10,207	$(5,520)	$4,687

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the three months ended June 30, 2020 increased $3.1 million, or 16%, over the same period in 2019. Interest income on interest-earning assets totaled $28.0 million for the three months ended June 30, 2020, an increase of $1.6 million, compared to $26.4 million for the three months ended June 30, 2019. The increase in interest income earned was primarily the result of an increase in the average balances of loans receivable related to participation in the PPP loan program. Total interest expense for the three months ended June 30, 2020 decreased by $1.4 million, or 21%, over the same period in 2019. Interest expense on deposits decreased by $1.4 million, or 21%, for the three months ended June 30, 2020 versus the same period in 2019 due primarily to a decrease in the average rate on deposit balances. Interest expense on other borrowings decreased by $67,000 for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 due primarily to a decrease in the average rate on overnight borrowings.

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the six months ended June 30, 2020 increased $4.7 million, or 12%, over the same period in 2019. Interest income on interest-earning assets totaled $55.4 million for the six months ended June 30, 2020, an increase of $3.4 million, compared to $52.1 million for the six months ended June 30, 2019. The increase in interest income earned was primarily the result of an increase in the average balances of loans receivable related to participation in the PPP loan program. Total interest expense for the six months ended June 30, 2020 decreased by $1.3 million, or 10%, for the same period in 2019. Interest expense on deposits decreased by $964 thousand, or 8%, for the six months ended June 30, 2020 versus the same period in 2019 due primarily to a decrease in the average rate on deposit balances. Interest expense on other borrowings decreased by $328,000 for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 due primarily to a decrease in the average rate on overnight borrowings balances.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 2.29% during the three months ended June 30, 2020 compared to 2.62% during the three months ended June 30, 2019 and was 2.38% during the six months ended June 30, 2020 compared to 2.65% during six months ended June 30, 2019. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. For the three months ended June 30, 2020 and June 30, 2019, the fully tax-equivalent net interest margin was 2.55% and 2.94%, respectively. The decrease in the net interest margin was a result of the challenging nature of the interest rate environment driven by a flat yield curve, actions taken by the Federal Reserve in the first quarter of 2020, and PPP lending in the second quarter of 2020. For the six months ended June 30, 2020 and June 30, 2019, the fully tax-equivalent net interest margin was 2.64% and 2.97%, respectively. The decrease in the net interest margin was again the result of the challenging nature of the interest rate environment driven by a flat yield curve, actions taken by the Federal Reserve in the first quarter of 2020, and PPP lending in the second quarter of 2020.

Provision for Loan Losses

We recorded a $1.0 million provision for loan losses for the three months ended June 30, 2020 as compared to no provision for the three months ended June 30, 2019. We recorded a $2.0 million provision for loan losses for the six months ended June 30, 2020 as compared to $300,000 for the six months ended June 30, 2019. During the three and six months ended June 30, 2020, there was an increase in the allowance required for loans collectively evaluated for impairment which has been adjusted for certain qualitative factors related to COVID-19, specifically those factors that account for the state of the economic environment that the Bank is doing business in, as well as the nature of and concentration in certain credit types within the loan portfolio. We have elected to defer the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as permitted by the CARES Act for the three and six months ended June 30, 2020.

As a result of the recent changes in economic conditions, we have increased the qualitative factors for certain components of Republic’s allowance for loan loss calculation. We have also taken into consideration the probable impact that the various stimulus initiatives provided through the CARES Act, along with other government programs, may have to assist borrowers during this period of economic stress. We believe the combination of ongoing communication with our customers, loan payment deferrals, increased focus on risk management practices, and access to government programs such as the PPP Program should help mitigate potential future period losses. We will continue to closely monitor all key economic indicators and our internal asset quality metrics as the effects of the coronavirus pandemic begin to unfold. Based on the incurred loss methodology currently utilized by Republic, the provision for loan losses and charge-offs may be impacted in future periods, but more time is needed to fully understand the magnitude and length of the economic downturn and the full impact on our loan portfolio.

Non-Interest Income

Total non-interest income for the three months ended June 30, 2020 increased $1.4 million, or 20%, compared to the three months ended June 30, 2019. We recognized gains of $1.6 million on the sale of investment securities during the three months ended June 30, 2020 compared to gains of $261,000 during the same period in 2019. Service fees on deposit accounts totaled $2.3 million for the three months ended June 30, 2020 which represents an increase of $480,000 over the same period in 2019. This increase was due to the growth in the number of customer accounts and transaction volume. Mortgage banking income totaled $3.4 million during the three months ended June 30, 2020, an increase of $358,000, compared to $3.0 million during the three months ended June 30, 2019. The increase in mortgage banking income is related to higher loan volume partially driven by refinancing activity brought on by the lower interest rate environment in 2020 as compared to the same period in 2019. Loan and servicing fees totaled $764,000 for the three months ended June 30, 2020 which represents an increase of $75,000 from the same period in 2019.

Total non-interest income for the six months ended June 30, 2020 increased $3.0 million, or 25%, compared to the six months ended June 30, 2019. We recognized gains of $2.5 million on the sale of investment securities during the six months ended June 30, 2020 compared to gains of $583,000 during the same period in 2019. Service fees on deposit accounts totaled $4.4 million for the six months ended June 30, 2020 which represents an increase of $932,000 over the same period in 2019. This increase was due to the growth in the number of customer accounts and transaction volume. Mortgage banking income totaled $5.8 million during the six months ended June 30, 2020, an increase of $596,000 compared to $5.3 million during the six months ended June 30, 2019 and is related to higher loan volume partially driven by refinancing activity brought on by the lower interest rate environment in 2020 as compared to the same period in 2019. Loan and servicing fees totaled $1.2 million for the six months ended June 30, 2020 which represents an increase of $336,000 from the same period in 2019.

Non-Interest Expenses

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Non-interest expenses increased $753,000, or 3%, to $26.7 million for the three months ended June 30, 2020 compared to $25.9 million for the three months ended June 30, 2019. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits decreased by $528,000, or 4%, for the three months ended June 30, 2020 compared to the same period in 2019 primarily as a result of a decline in medical and dental expenses. In addition, we have put in place cost control initiatives which have had a positive effect on salary and benefit costs. There were thirty stores open as of June 30, 2020 compared to twenty-seven stores at June 30, 2019.

Occupancy expense, including depreciation and amortization expenses, increased by $1.3 million, or 32%, for the three months ended June 30, 2020 compared to the same period last year, as a result of our continuing growth and relocation strategy.

Other real estate expenses totaled $75,000 during the three months ended June 30, 2020, a decrease of $442,000, or 86%, compared to the same period in 2019. The decrease is related to lower costs on foreclosed assets as a result of a reduction in the number of OREO properties held in 2020 as compared to 2019.

All other non-interest expenses increased by $390,000, or 5%, for the three months ended June 30, 2020 compared to the same period last year. Increases in data processing, debit card processing, insurance, and professional fees and other expenses contributed to the growth in other operating expenses which were mainly associated with our growth strategy. Cost control measures implemented by management have had a positive effect in limiting expense growth.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Non-interest expenses increased $4.8 million, or 10%, to $53.9 million for the six months ended June 30, 2020 compared to $49.2 million for the six months end June 30, 2019. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits increased by $494,000, or 2%, for the six months ended June 30, 2020 compared to the same period in 2019 as a result of our growth and expansion. There were thirty stores open as of June 30, 2020 compared to twenty-seven stores at June 30, 2019. However, cost control initiatives put in place by management have partially offset increases in this line item.

Occupancy expense, including depreciation and amortization expenses, increased by $2.6 million, or 32%, for the six months ended June 30, 2020 compared to the same period last year, as a result of our continuing growth and relocation strategy.

Other real estate expenses totaled $357,000 during the six months ended June 30, 2020, a decrease of $497,000, or 58%, compared to the same period in 2019. The decrease is related to lower costs on foreclosed assets as a result of a reduction in the number of OREO properties held in 2020 as compared to 2019.

All other non-interest expenses increased by $2.1 million, or 15%, for the six months ended June 30, 2020 compared to the same period last year. Increases in data processing, debit card processing, professional fees, and insurance, and other expenses contributed to the growth in other operating expenses which were mainly associated with our growth strategy. Cost control measures implemented by management have had a positive effect in limiting expense growth.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net non-interest expenses to average assets, a non-GAAP measure. For the purposes of this calculation, net non-interest expenses equal non-interest expenses less non-interest income. For the three months ended June 30, 2020, this ratio was 1.91% compared to 2.63% for the three months ended June 30, 2019. For the six months ended June 30, 2020, the ratio was 2.19% compared to 2.64% for the six months ended June 30, 2019, respectively. The decrease in this ratio was mainly due to the increase in average assets.

Another productivity measure utilized by management is the operating efficiency ratio, a non-GAAP measure. This ratio expresses the relationship of non-interest expenses to net interest income plus non-interest income. For the three months ended June 30, 2020, the operating efficiency ratio was 86.4% compared to 98.2% for the three months ended June 30, 2019.  The efficiency ratio was 92.8% for the six months ended June 30, 2020 compared to 97.4% for the six months ended June 30, 2019. The decrease for the three and six months ended June 30, 2020 versus June 30, 2019 was due to net interest income and non-interest income increasing at a faster rate than non-interest expenses.

Provision for Federal Income Taxes

We recorded a provision for income taxes in the amount of $675,000 for the three months ended June 30, 2020, compared to a $105,000 provision for income taxes for the three months ended June 30, 2019. For the six months ended June 30, 2020, we recorded a provision for income taxes of $345,000 compared to a provision for income taxes of $197,000 for the six months ended June 30, 2019. The effective tax rates for the three months ended June 30, 2020 and 2019 were 21% and 22%, respectively. For the six months ended June 30, 2020 and 2019, the effective tax rates were 15% and 20%, respectively.

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

Based on the guidance provided in ASC 740, we believed that the positive evidence considered at June 30, 2020 and December 31, 2019 outweighed the negative evidence and that it was more likely than not that all of our deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance is not required.

The net deferred tax asset balance was $11.4 million as of June 30, 2020 and $12.6 million as of December 31, 2019. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

Net Income and Net Income per Common Share

Net income for the three months ended June 30, 2020 was $2.5 million, an increase of $2.1 million, compared to $381,000 recorded for the three months ended June 30, 2019. The increase in earnings year over year was primarily driven by a 15.7% increase in net interest income. The net interest margin decreased to 2.55% for the three month period ended June 30, 2020 compared to 2.94% for the three month period ended June 30, 2019. The decrease in the net interest margin was a result of the challenging nature of the interest rate environment driven by a flat yield curve, actions taken by the Federal Reserve in the first quarter of 2020, and PPP lending in the second quarter of 2020.

Net income for the six months ended June 30, 2020 was $1.9 million, an increase of $1.1 million, compared to $807,000 recorded for the six months ended June 30, 2019. The increase in earnings year over year was primarily driven by a 12.1% increase in net interest income. In addition, the net interest margin decreased to 2.64% for the six month period ended June 30, 2020 compared to 2.97% for the six month period ended June 30, 2019. The decrease in the net interest margin was again the result of the challenging nature of the interest rate environment driven by a flat yield curve, actions taken by the Federal Reserve in the first quarter of 2020, and PPP lending in the second quarter of 2020.

For the three month periods ended June 30, 2020 and June 30, 2019, basic and fully-diluted net income per common share was $0.04 and $0.01. For the six month periods ended June 30, 2020 and June 30, 2019, basic and fully-diluted net income per common share was $0.03 and $0.01.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) measures our net income in relation to our total average assets. The ROA for the three months ended June 30, 2020 was 0.26%, compared to 0.05% for the three months ended June 30, 2019. The ROA for the six months ended June 30, 2020 and 2019 was 0.11% and 0.06%, respectively. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by our shareholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 3.98% for the three months ended June 30, 2020, compared to 0.61% for the three months ended June 30, 2019. The ROE for the six months ended June 30, 2020 and 2019 was 1.53% and 0.66%, respectively.

Commitments, Contingencies and Concentrations

Financial instruments with contract amounts representing potential credit risk were commitments to extend credit of approximately $358.7 million and $329.9 million, and standby letters of credit of approximately $18.9 million and $17.2 million, at June 30, 2020 and December 31, 2019, respectively. These financial instruments constitute off-balance sheet arrangements. Commitments often expire without being drawn upon. Substantially all of the $377.6 million of commitments to extend credit at June 30, 2020 were committed as variable rate credit facilities.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of June 30, 2020 and December 31, 2019 for guarantees under standby letters of credit issued is not material.

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

Management believes that the Company and Republic met, as of June 30, 2020 and December 31, 2019, all applicable capital adequacy requirements. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed Republic’s category.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

The following table presents our regulatory capital ratios at June 30, 2020, and December 31, 2019.

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2020:

Total risk-based capital
Republic	$257,208	11.57%	$177,807	8.00%	$233,372	10.50%	$222,259	10.00%
Company	267,314	12.00%	178,154	8.00%	233,827	10.50%	-	-%
Tier 1 risk-based capital
Republic	246,168	11.08%	133,356	6.00%	188,920	8.50%	177,807	8.00%
Company	256,274	11.51%	133,616	6.00%	189,289	8.50%	-	-%
CET 1 risk-based capital
Republic	246,168	11.08%	100,017	4.50%	155,581	7.00%	144,468	6.50%
Company	245,274	11.01%	100,212	4.50%	155,885	7.00%	-	-%
Tier 1 leveraged capital
Republic	251,455	7.29%	135,090	4.00%	135,090	4.00%	168,862	5.00%
Company	255,177	7.58%	135,271	4.00%	135,271	4.00%	-	-%

At December 31, 2019:

Total risk-based capital
Republic	$252,307	11.94%	$169,016	8.00%	$221,833	10.50%	$211,270	10.00%
Company	261,759	12.37%	169,251	8.00%	222,141	10.50%	-	-%
Tier 1 risk-based capital
Republic	243,041	11.50%	126,762	6.00%	179,579	8.50%	169,016	8.00%
Company	252,493	11.93%	126,938	6.00%	179,829	8.50%	-	-%
CET 1 risk-based capital
Republic	243,041	11.50%	95,071	4.50%	147,889	7.00%	137,325	6.50%
Company	241,493	11.41%	95,203	4.50%	148,094	7.00%	-	-%
Tier 1 leveraged capital
Republic	245,158	7.54%	128,935	4.00%	128,935	4.00%	161,169	5.00%
Company	249,168	7.83%	129,058	4.00%	129,058	4.00%	-	-%

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $691.2 million at June 30, 2020, compared to $168.3 million at December 31, 2019. The increase is primarily driven by short-term borrowings provided by the PPPLF to fund the PPP loans. Loan maturities and repayments are another source of asset liquidity. At June 30, 2020, Republic estimated that more than $95.0 million of loans would mature or repay in the six-month period ending December 31, 2020. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At June 30, 2020, we had outstanding commitments (including unused lines of credit and letters of credit) of $377.6 million. Certificates of deposit scheduled to mature in one year totaled $179.8 million at June 30, 2020. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh. Our maximum borrowing capacity with the FHLB was $1.0 billion at June 30, 2020. At June 30, 2020 and December 31, 2019, we had no outstanding term borrowings. At June 30, 2020, we had outstanding PPPLF borrowings of $438.5 million. The outstanding PPPLF borrowings of $438.5 million were repaid on July 1, 2020. We had no outstanding overnight borrowings at December 31, 2019. As of June 30, 2020, FHLB had issued letters of credit, on Republic’s behalf, totaling $250.0 million against our available credit line as compared to $150.0 million as of December 31, 2019. We also established a contingency line of credit of $10.0 million with ACBB and a Fed Funds line of credit with Zions Bank in the amount of $15.0 million to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit or the Zions Fed Funds line at both June 30, 2020 and December 31, 2019.

Investment Securities Portfolio

At June 30, 2020, we identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of our asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available-for-sale and are intended to increase the flexibility of our asset/liability management. Our investment securities classified as available for sale consist primarily of SBA bonds, CMOs, MBSs, municipal securities, and corporate bonds. Available for sale securities totaled $382.2 million and $539.0 million as of June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, securities classified as available for sale had a net unrealized gain of $1.3 million and a net unrealized loss of $1.7 million at December 31, 2019.

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $38.2 million at June 30, 2020. Individual customers may have several loans often secured by different collateral.

During the second quarter of 2020 we participated in the PPP loan program which had a significant effect on outstanding loan balances as of June 30, 2020. We viewed this program as an opportunity to not only assist existing small business customers throughout our footprint during this extraordinary time of need, but to provide assistance to non-customers as well. We obtained approval from the SBA for more than 4,800 loan applications which resulted in an increase in $671 million in outstanding loans at June 30, 2020. Almost all of these loans have a two year maturity, but most are expected to be forgiven by the SBA and repaid much earlier than the stated maturity date. These loans have an interest rate of 1.00% and included an origination fee paid by the SBA between 1% and 5% of the loan balance. Gross origination fees of approximately $22 million were earned by Republic which will be amortized and reported as interest income over the life of the loans. After deduction of deferred costs and fees related to the PPP program, $17 million of net revenue has been deferred and will be recognized as income in future periods. The Federal Reserve Bank has established the PPPLF program to provide funding for the PPP loans which, if utilized, results in exclusion of the PPP asset balances from the regulatory leverage ratio calculation.

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

The following table shows information concerning loan delinquency and non-performing assets as of the dates indicated (dollars in thousands):

	June 30, 2020	December 31, 2019
Loans accruing, but past due 90 days or more	$-	$-
Non-accrual loans	12,717	12,413
Total non-performing loans	12,717	12,413
Other real estate owned	1,144	1,730
Total non-performing assets	$13,861	$14,143

Non-performing loans as a percentage of total loans, net of unearned income	0.50%	0.71%
Non-performing assets as a percentage of total assets	0.31%	0.42%

Non-performing asset balances decreased by $282,000 to $13.9 million as of June 30, 2020 from $14.1 million at December 31, 2019. Non-accrual loans increased $304,000 to $12.7 million at June 30, 2020, from $12.4 million at December 31, 2019. There were no loans accruing, but past due 90 days or more at both June 30, 2020 and December 31, 2019. At June 30, 2020 and December 31, 2019, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

We have taken a proactive approach to analyze and prepare for the potential challenges to be faced as the effects of the economic shutdown begin to unfold. A detailed analysis of loan concentrations and segments that may present the areas of highest risk has been prepared. Our commercial lending team has initiated contact with a majority of our loan customers to discuss the impact that this pandemic crisis has had on their businesses to date and the expected ramifications that could be felt in the future. We have initiated payment deferrals for all customers that had an immediate need for assistance. Further, where appropriate we have worked with borrowers to facilitate access to PPP loans. These loans will assist in addressing liquidity needs of our borrowers, and mitigate credit issues for the terms of the loans. The regulatory agencies that supervise financial institutions have issued an Interagency Statement that not only encourages financial institutions to actively work with borrowers that have been impacted by the effects of COVID-19, but will not automatically consider loan modifications granted under these circumstances as troubled debt restructurings.

The following table presents our 30 to 89 days past due loans at June 30, 2020 and December 31, 2019.

(dollars in thousands)	June 30,	December 31,
	2020	2019
30 to 59 days past due	$75	$112
60 to 89 days past due	106	1,823
Total loans 30 to 89 days past due	$181	$1,935

Loans with payments 30 to 89 days past due decreased to $181,000 at June 30, 2020. Payment deferrals were granted to customers in the second quarter of 2020 that made requests and had an immediate for assistance. Through the date of issuance, more than 58% of the customers that were granted approval for deferral of loan payments have resumed normal principal and interest payments on their outstanding loan balances.

Other Real Estate Owned

The balance of other real estate owned was $1.1 million at June 30, 2020 and $1.7 million at December 31, 2019. The following table presents a reconciliation of other real estate owned for the six months ended June 30, 2020 and the year ended December 31, 2019:

(dollars in thousands)	June 30, 2020	December 31, 2019
Beginning Balance, January 1st	$1,730	$6,223
Additions	-	1,225
Valuation adjustments	-	(646)
Dispositions	(586)	(5,072)
Ending Balance	$1,144	$1,730

At June 30, 2020, we had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

Allowance for Loan Losses

We have elected to defer the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as permitted by the CARES Act for the six months ended June 30, 2020, effective as of January 1, 2020.

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish an allowance against loan losses on a quarterly basis. When an increase in this allowance is necessary, a provision for loan losses is charged to earnings. The allowance for loan losses consists of three components. The first component is allocated to individually evaluated loans found to be impaired and is calculated in accordance with ASC 310 Receivables. The second component is allocated to all other loans that are not individually identified as impaired pursuant to ASC 310-10 (“non-impaired loans”). This component is calculated for all non-impaired loans on a collective basis in accordance with ASC 450 Contingencies. PPP loans are fully guaranteed by the U.S. Government and as such have no allowance associated with them. The third component is an unallocated allowance to account for a level of imprecision in management’s estimation process.

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

Factors considered in the calculation of the allowance for non-impaired loans include several qualitative and quantitative factors such as historical loss experience, trends in delinquency and nonperforming loan balances, changes in risk composition and underwriting standards, experience and ability of management, and general economic conditions along with other external factors. Historical loss experience is analyzed by reviewing charge-offs over a three year period to determine loss rates consistent with the loan categories depicted in the allowance for loan loss table below. The allowance for non-impaired loans includes increasing qualitative factors for considerations related to COVID-19, specifically those factors that account for the state of the economic environment that the Bank is doing business in, as well as the nature of and concentration in certain credit types within the loan portfolio.

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

An analysis of the allowance for loan losses for the six months ended June 30, 2020 and 2019, and the twelve months ended December 31, 2019 is as follows:

(dollars in thousands)	For the six months ended June 30, 2020	For the twelve months ended December 31, 2019	For the six months ended June 30, 2019

Balance at beginning of period	$9,266	8,615	$8,615
Charge-offs:
Commercial real estate	-	-	-
Construction and land development	-	-	-
Commercial and industrial	51	1,356	930
Owner occupied real estate	48	-	75
Consumer and other	65	126	13
Residential mortgage	50	-	-
Paycheck protection program	-	-	-
Total charge-offs	214	1,482	1,018
Recoveries:
Commercial real estate	-	-	-
Construction and land development	2	-	-
Commercial and industrial	27	217	154
Owner occupied real estate	1	2	-
Consumer and other	8	9	5
Residential mortgage	-	-	-
Paycheck protection program	-	-	-
Total recoveries	38	228	159
Net charge-offs/(recoveries)	176	1,254	859
Provision for loan losses	1,950	1,905	300
Balance at end of period	$11,040	9,266	$8,056

Average loans outstanding(1)	$2,071,941	1,544,904	$1,489,020
As a percent of average loans:(1)
Net charge-offs (annualized)	0.02%	0.08%	0.12%
Provision for loan losses (annualized)	0.19%	0.12%	0.02%
Allowance for loan losses	0.53%	0.60%	0.54%
Allowance for loan losses to:
Total loans, net of unearned income	0.43%	0.53%	0.53%
Total non-performing loans	86.81%	74.65%	86.42%

(1)Includes non-accruing loans.

We recorded a provision for loan losses of $1.0 million for the three month period ended June 30, 2020 and $2.0 million for the six months ended June 30, 2020. We recorded no provision for loan losses for the three month period ended June 30, 2019 and $300,000 for the six months ended June 30, 2019. During the first six months of 2020, there was an increase in the allowance required for loans collectively evaluated for impairment which includes increasing qualitative factors for considerations related to COVID-19, specifically those factors that account for the state of the economic environment that the Bank is doing business in, as well as the nature of and concentration in certain credit types within the loan portfolio, partially offset by a decrease in the allowance required for loans individually evaluated for impairment.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 86.8% at June 30, 2020, compared to 74.7% at December 31, 2019 and 86.4% at June 30, 2019. Total non-performing loans were $12.7 million, $12.4 million, and $9.3 million at June 30, 2020, December 31, 2019 and June 30, 2019, respectively. The increase in the coverage ratio at June 30, 2020 compared to December 31, 2019 was a result of the provision for loan losses for the six months ended June 30, 2020.

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

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category. The amount of non-performing loans for which partial charge-offs have been recorded amounted to $4.4 million at June 30, 2020 and $3.6 million December 31, 2019.

The following table provides additional analysis of partially charged-off loans.

(dollars in thousands)	June 30, 2020	December 31, 2019
Total nonperforming loans	$12,717	$12,413
Nonperforming and impaired loans with partial charge-offs	4,364	3,642

Ratio of nonperforming loans with partial charge-offs to total loans	0.17%	0.21%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	34.32%	29.34%
Coverage ratio net of nonperforming loans with partial charge-offs	252.98%	254.42%

Our charge-off policy is reviewed on an annual basis and updated as necessary. During the six month period ended June 30, 2020, there were no changes made to this policy.

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2020 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended June 30, 2020.

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the risk factor included in Part II, Item 1A. Risk Factors in the Company’s Form 10-Q for the quarter ended March 31, 2020. The risk factors set forth below supplements the risk factor section in our Form 10-K for the year ended December 31, 2019 and Form 10-Q for the quarter ended March 31, 2020. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K and Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The COVID-19 pandemic, and the measures taken to control its spread, will continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has impacted and is likely to continue to impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we have put in place for our employees. Federal Reserve actions to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect our net interest income and margins, and our profitability. The continued closures of many businesses and the institution of social distancing, shelter in place and stay home orders in the states and communities we serve, have reduced business activity and financial transactions. While certain of these restrictions have been eased and workplaces in the communities we serve are beginning to reopen, the pace of reopening is measured, and these government policies and directives are subject to change as the effects and spread of the COVID-19 pandemic continue to evolve.  It is unclear whether any COVID-19 pandemic-related businesses losses that we or our customers may suffer will be recovered by existing insurance policies. Changes in customer behavior due to worsening business and economic conditions or legislative or regulatory initiatives may impact the demand for our products and services, which could adversely affect our revenue, increase the recognition of credit losses in our loan portfolios and increase our allowance for credit losses. The measures we have taken to aid our customers, including short-term loan payment deferments, may be insufficient to help our customers who have been negatively impacted by the economic fallout from the COVID-19 pandemic. Loans that are currently in deferral status may become nonperforming loans. Because of adverse economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold as well as reductions in other comprehensive income. While the COVID-19 pandemic negatively impacted our results of operations for the first half of 2020, the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions we may take as may be required by government authorities or that we determine is in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.

Our participation in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) may expose us to certain additional risks, including risks relating to alleged noncompliance with PPP rules and regulations, which could have a material adverse impact on the Company's business, financial condition and results of operations.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted on March 27, 2020, included a $349 billion loan program administered through the SBA referred to as the PPP.  Additional funding was provided for the PPP on April 24, 2020.  Under the PPP, small businesses and other entities and individuals were permitted to apply for loans from existing SBA lenders and other approved lenders.  We are a participating lender under the PPP, and, as of June 30, 2020, had processed and received SBA approval for more than 4,800 loan applications resulting in approximately $671 million in loans.  There is some ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which may expose us to compliance risks relating to the PPP.  Several large banks have been subject to litigation regarding the process and procedures used by them in processing applications for PPP loans.  We may be exposed to the risk of similar litigation, from both customers and non-customers that approached us regarding PPP loans, regarding our procedures used in processing PPP loan applications.  If any such litigation is filed against us and is not resolved favorably, it may result in financial liability or adversely affect our reputation. We may also have credit risk on PPP loans if a determination is later made by the SBA that a deficiency exists in the manner in which a particular loan was originated, funded, or serviced, such as an issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced, the SBA may deny its liability under the guaranty relating to the loan, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency.

The loss of our Chairman could hurt our operations and our ability to implement our business strategy.

The Chairman of the Board of Directors, Vernon W. Hill, II, has been instrumental in developing and executing our unique, customer-oriented business strategy. Mr. Hill has served as Chairman since December 2016 and has been an investor in, and consultant to, the Company since 2008. The loss of Mr. Hill could have a material adverse effect on us, as he is central to our ability to compete effectively and implement our business strategy. Mr. Hill and the Company are parties to an agreement, dated as of March 9, 2017, that outlines the terms of Mr. Hill’s engagement as Chairman of the Board of Directors. The agreement has an initial five-year term and contains certain non-competition provisions. The agreement does not guarantee that we will be able to retain Mr. Hill for the duration of, or beyond the end of, the agreement’s term.

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

Exhibit Number	Description	Location

3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-K filed March 10, 2017

3.2	Amended and Restated By-laws of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-Q filed May 11, 2020.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Republic First Bancorp, Inc.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed herewith

32.1	Section 1350 Certification of Harry D. Madonna	Furnished herewith

32.2	Section 1350 Certification of Frank A. Cavallaro	Furnished herewith

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL; (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

104	The cover page of Republic First Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: August 10, 2020	By:	/s/ Harry D. Madonna
Harry D. Madonna
President and Chief Executive Officer (principal executive officer)

Date: August 10, 2020	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)