Form 10-Q
period 2020-09-30
REPUBLIC FIRST BANCORP INC
filed 2020-11-09
CIK 834285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	58,859,778
Title of Class	Number of Shares Outstanding as of November 6, 2020

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2020 and December 31, 2019

(Dollars in thousands, except per share data)

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Cash and due from banks	$43,689	$41,928
Interest bearing deposits with banks	874,472	126,391
Cash and cash equivalents	918,161	168,319

Investment securities available for sale, at fair value	440,655	539,042
Investment securities held to maturity, at amortized cost (fair value of $712,369 and $653,109, respectively)	688,939	644,842
Restricted stock, at cost	3,789	2,746
Mortgage loans held for sale, at fair value	41,683	10,345
Other loans held for sale	866	3,004
Loans receivable (net of allowance for loan losses of $11,851 and $9,266, respectively)	2,617,547	1,738,929
Premises and equipment, net	124,034	116,956
Other real estate owned, net	1,113	1,730
Accrued interest receivable	15,021	9,934
Operating leases – right-of-use asset	68,423	64,805
Goodwill	-	5,011
Other assets	38,525	35,627
Total Assets	$4,958,756	$3,341,290

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$1,049,169	$661,431
Demand – interest bearing	1,618,342	1,352,360
Money market and savings	1,034,799	761,793
Time deposits	203,296	223,579
Total Deposits	3,905,606	2,999,163
Short-term borrowings	646,267	-
Accrued interest payable	1,277	1,630
Other liabilities	18,429	11,208
Operating lease liability obligation	72,969	68,856
Subordinated debt	11,270	11,265
Total Liabilities	4,655,818	3,092,122

Shareholders’ Equity
Preferred stock, par value $0.01 per share; liquidation preference $25.00 per share; 10,000,000 shares authorized; share issued 2,000,000 as of September 30, 2020 and no shares as of December 31,2019; shares outstanding 2,000,000 as of September 30, 2020 and no shares as of December 31, 2019	20	-
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 59,384,623 as of September 30, 2020 and 59,371,623 as of December 31, 2019; shares outstanding 58,855,778 as of September 30, 2020 and 58,842,778 as of December 31, 2019	594	594
Additional paid in capital	321,915	272,039
Accumulated deficit	(11,263)	(12,216)
Treasury stock at cost (503,408 shares as of September 30, 2020 and December 31, 2019)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of September 30, 2020 and December 31, 2019)	(183)	(183)
Accumulated other comprehensive loss	(4,420)	(7,341)
Total Shareholders’ Equity	302,938	249,168
Total Liabilities and Shareholders’ Equity	$4,958,756	$3,341,290

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2020 and 2019

(Dollars in thousands, except per share data)

 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on taxable loans	$24,135	$18,298	$65,941	$53,827
Interest and fees on tax-exempt loans	548	409	1,652	1,249
Interest and dividends on taxable investment securities	3,758	6,652	15,612	21,134
Interest and dividends on tax-exempt investment securities	20	72	59	131
Interest on federal funds sold and other interest-earning assets	99	777	438	1,631
Total interest income	28,560	26,208	83,702	77,972
Interest expense:
Demand- interest bearing	3,056	3,753	9,333	11,897
Money market and savings	1,613	1,813	4,827	4,893
Time deposits	884	1,123	3,138	2,608
Other borrowings	77	137	293	681
Total interest expense	5,630	6,826	17,591	20,079
Net interest income	22,930	19,382	66,111	57,893
Provision for loan losses	850	450	2,800	750
Net interest income after provision for loan losses	22,080	18,932	63,311	57,143
Non-interest income:
Loan and servicing fees	917	257	2,152	1,156
Mortgage banking income	4,962	2,797	10,809	8,048
Gain on sales of SBA loans	649	944	1,567	2,593
Service fees on deposit accounts	2,134	1,990	6,166	5,450
Gain on sale of investment securities	279	520	2,760	1,103
Other non-interest income	1,090	46	1,546	175
Total non-interest income	10,031	6,554	25,000	18,525
Non-interest expenses:
Salaries and employee benefits	14,596	14,314	41,154	40,378
Occupancy	3,560	2,994	10,294	8,270
Depreciation and amortization	1,964	1,740	6,081	4,700
Legal	261	462	810	1,024
Other real estate owned	80	799	437	1,653
Appraisal and other loan expenses	619	476	1,580	1,327
Advertising	386	698	1,055	1,467
Data processing	1,606	1,434	4,747	3,780
Insurance	279	301	836	752
Professional fees	679	661	2,069	1,864
Debit card processing	915	526	2,639	1,689
Regulatory assessments and costs	625	62	1,930	904
Taxes, other	303	288	789	782
Goodwill impairment	5,011	-	5,011	-
Other operating expenses	2,696	3,069	8,084	8,412
Total non-interest expense	33,580	27,824	87,516	77,002
Income (loss) before benefit for income taxes	(1,469)	(2,338)	795	(1,334)
Benefit for income taxes	(503)	(516)	(158)	(319)
Net income (loss)	$(966)	$(1,822)	$953	$(1,015)
Basic	$(0.02)	$(0.03)	$0.02	$(0.02)
Diluted	$(0.02)	$(0.03)	$0.02	$(0.02)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2020 and 2019

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income (loss)	$(966)	$(1,822)	$953	$(1,015)

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities (pre-tax ($795), $720, $4,668, and $5,495, respectively)	(593)	583	3,483	4,456
Reclassification adjustment for securities (gains) (pre-tax ($279), ($520), ($2,760), and ($1,103), respectively)	(208)	(217)	(2,060)	(894)
Net unrealized gains (losses) on securities	(801)	366	1,423	3,562
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity:
Amortization of net unrealized holding losses to income during the period (pre-tax $952, $393, $2,006, and $1,037 respectively)	710	318	1,498	841

Total other comprehensive income (loss)	(91)	684	2,921	4,403

Total comprehensive income (loss)	$(1,057)	$(1,138)	$3,874	$3,388

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$953	$(1,015)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	5,011	-
Provision for loan losses	2,800	750
Write down of other real estate owned	31	240
Depreciation and amortization	6,081	4,700
Stock based compensation	1,538	2,005
Net gain on sale of investment securities	(2,760)	(1,103)
Amortization of premiums on investment securities	5,573	2,257
Accretion of discounts on retained SBA loans	(655)	(1,083)
Fair value adjustments on SBA servicing assets	301	1,106
Proceeds from sales of SBA loans originated for sale	22,999	37,916
SBA loans originated for sale	(19,294)	(32,395)
Gains on sales of SBA loans originated for sale	(1,567)	(2,593)
Proceeds from sales of mortgage loans originated for sale	289,521	246,816
Mortgage loans originated for sale	(312,150)	(239,045)
Fair value adjustment for mortgage loans originated for sale	(1,338)	285
Gains on sales of mortgage loans originated for sale	(7,590)	(6,215)
Amortization of debt issuance costs	5	4
Non-cash expense related to leases	448	924
Increase in accrued interest receivable and other assets	(8,149)	(4,524)
Increase in accrued interest payable and other liabilities	6,004	2,996
Net cash (used in) provided by operating activities	(12,238)	12,026

Cash flows from investing activities
Purchase of investment securities available for sale	(166,622)	(150,734)
Purchase of investment securities held to maturity	(208,230)	-
Proceeds from the sale of securities available for sale	125,222	54,742
Proceeds from the paydown, maturity, or call of securities available for sale	144,057	41,571
Proceeds from the paydown, maturity, or call of securities held to maturity	160,964	73,890
Net (purchase) redemption of restricted stock	(1,043)	3,383
Net increase in loans	(880,763)	(133,667)
Net proceeds from sale of other real estate owned	586	401
Premises and equipment expenditures	(13,159)	(28,612)
Net cash used in investing activities	(838,988)	(139,026)

Cash flows from financing activities
Net proceeds from issuance of preferred stock	48,325	-
Net proceeds from exercise of stock options	33	261
Net increase in demand, money market and savings deposits	926,726	284,219
Net (decrease) increase in time deposits	(20,283)	62,946
Net increase (repayment) of short-term borrowings	646,267	(91,422)
Net cash provided by financing activities	1,601,068	256,004

Net increase in cash and cash equivalents	749,842	129,004
Cash and cash equivalents, beginning of year	168,319	72,473
Cash and cash equivalents, end of period	$918,161	$201,477

Supplemental disclosures
Interest paid	$17,238	$18,982
Non-cash transfers from loans to other real estate owned	$-	$1,071

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Nine Months Ended September 30, 2020 and 2019

(Dollars in thousands)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance July 1, 2020	$-	$594	$273,118	$(10,297)	$(3,725)	$(183)	$(4,329)	$255,178

Net loss				(966)				(966)
Other comprehensive loss, net of tax							(91)	(91)
Proceeds from shares issued under preferred stock offering (2,000,000 shares) net of offering costs of $1,675	20		48,305					48,325
Stock based compensation			482					482
Options exercised (5,000 shares)			10					10

Balance September 30, 2020	$20	$594	$321,915	$(11,263)	$(3,725)	$(183)	$(4,420)	$302,938

Balance January 1, 2020	$-	$594	$272,039	$(12,216)	$(3,725)	$(183)	$(7,341)	$249,168

Net income				953				953
Other comprehensive income, net of tax							2,921	2,921
Proceeds from shares issued under preferred stock offering (2,000,000 shares) net of offering costs of $1,675	20		48,305					48,325
Stock based compensation			1,538					1,538
Options exercised (13,000 shares)			33					33

Balance September 30, 2020	$20	$594	$321,915	$(11,263)	$(3,725)	$(183)	$(4,420)	$302,938

Balance July 1, 2019	$-	$594	$270,789	$(7,909)	$(3,725)	$(183)	$(8,208)	$251,358

Net loss				(1,822)				(1,822)
Other comprehensive income, net of tax							684	684
Stock based compensation			623					623

Balance September 30, 2019	$-	$594	$271,412	$(9,731)	$(3,725)	$(183)	$(7,524)	$250,843

Balance January 1, 2019	$-	$593	$269,147	$(8,716)	$(3,725)	$(183)	$(11,927)	$245,189

Net loss				(1,015)				(1,015)
Other comprehensive income, net of tax							4,403	4,403
Stock based compensation			2,005					2,005
Options exercised (53,550 shares)		1	260					261

Balance September 30, 2019	$-	$594	$271,412	$(9,731)	$(3,725)	$(183)	$(7,524)	$250,843

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

The coronavirus (“COVID-19”) outbreak and the public health response to contain it have resulted in unprecedented economic and financial market conditions during the nine months ended September 30, 2020 that did not exist at December 31, 2019. In response to these evolving conditions, the Board of Governors of the Federal Reserve System (“Federal Reserve”) reduced the federal funds target range by 150 basis points to 0.00% to 0.25% in March 2020. The Federal Reserve has taken additional steps to bolster the economy by promoting liquidity in certain securities markets and providing funding sources for small and mid-sized businesses, as well as, state and local governments as they work through the cash flow stresses caused by the COVID-19 pandemic.

The economic downturn that began in the U.S. as a result of the government-mandated business closures and stay-at-home orders is significantly impacting the labor market, consumer spending, business investment and profitability. As a result, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which is the largest economic stimulus package in the nation’s history in an effort to lessen the impact of COVID-19 on consumers and businesses. Among other measures, the CARES Act authorized funding for the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) to provide loans to small businesses to keep employees on their payroll and to make other eligible payments to sustain their operation in the near term. We obtained approval from the SBA for more than 5,100 loan applications which has resulted in $683 million in outstanding PPP loans at September 30, 2020. Almost all of these loans have a two year term, an interest rate of 1.00% and included an origination fee paid by the SBA between 1% and 5% of the loan balance. Gross origination fees of approximately $23 million were earned by Republic which will be amortized and reported as interest income over the life of the loans. After deduction of deferred costs and fees related to the PPP program, $15 million of net revenue has been deferred and will be recognized as income in future periods.

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

Interest Rate Lock Commitments (“IRLCs”)

Mortgage loan commitments known as interest rate locks that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance FASB ASC 815, Derivatives and Hedging. Loan commitments that are classified as derivatives are recognized at fair value on the balance sheet as other assets and other liabilities with changes in their fair values recorded as mortgage banking income and included in non-interest income in the statements of income. Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. Republic is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Republic uses best efforts commitments to substantially eliminate these risks. The valuation of the IRLCs issued by Republic includes the value of the servicing released premium. Republic sells loans where the servicing is released, and the servicing released premium is included in the market price. See Note 12 Derivatives and Risk Management Activities for further detail of IRLCs.

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

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“the 2005 Plan”), under which the Company granted options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company’s 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of September 30, 2020, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company’s stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company’s shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. Compensation cost for all option awards is calculated and recognized over the vesting period of the option awards. If the service conditions are not met, the Company reverses previously recorded compensation expense upon forfeiture. The Company’s accounting policy election is to recognize forfeitures as they occur. At September 30, 2020, the maximum number of common shares issuable under the 2014 Plan was 6.4 million shares. During the nine months ended September 30, 2020, 1,248,100 options were granted under the 2014 Plan with a fair value of $1,084,888.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant. A summary of the assumptions used in the Black-Scholes option pricing model for 2020 and 2019 are as follows:

	2020			2019
Dividend yield(1)		0.0%			0.0%
Expected volatility(2)		28.61%			28.81%
Risk-free interest rate(3)	0.36%	to	1.22%	1.42%	to	2.78%
Expected life(4) (in years)		6.25%			6.25%
Assumed forfeiture rate(5)		5.0%			4.0%

(1) A dividend yield of 0.0% is utilized because cash dividends have never been paid.

(2) The expected volatility was based on the historical volatility of the Company’s common stock price as adjusted for certain historical periods of extraordinary volatility in order to estimate expected volatility.

(3) The risk-free interest rate is based on the five to seven year Treasury bond.

(4) The expected life reflects an 8 month to 4 year vesting period, the maximum ten year term and review of historical behavior.

(5) Forfeiture rate is determined through forfeited and expired options as a percentage of options granted over the current three year period.

During the nine months ended September 30, 2020 and 2019, 907,790 shares and 842,898 shares vested, respectively. Expense is recognized ratably over the period required to vest. At September 30, 2020, the intrinsic value of the 5,993,700 options outstanding was $11,000, while the intrinsic value of the 3,384,500 exercisable (vested) options was $11,000. At September 30, 2019, the intrinsic value of the 5,007,725 options outstanding was $780,000, while the intrinsic value of the 2,645,960 exercisable (vested) options was $753,000. During the nine months ended September 30, 2020, 13,000 options were exercised resulting in cash receipts of $33,000 and 220,875 options were forfeited with a weighted average grant date fair value of $419,999. During the nine months ended September 30, 2019, 53,550 options were exercised resulting in cash receipts of $261,000 and 142,875 options were forfeited with a weighted average grant date fair value of $381,811.

Information regarding stock based compensation for the nine months ended September 30, 2020 and 2019 is set forth below:

	2020	2019
Stock based compensation expense recognized	$1,538,000	$2,005,000
Number of unvested stock options	2,609,200	2,361,765
Fair value of unvested stock options	$4,915,841	$6,095,468
Amount remaining to be recognized as expense	$3,121,499	$4,183,148

The remaining unrecognized expense amount of $3,121,499 will be recognized ratably as expense through September 2024.

Earnings per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plans and convertible preferred stock for the nine months ended September 30, 2020. CSEs consist of dilutive stock options granted through the Company’s stock option plans for the nine months September 30, 2019.

The calculation of EPS for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income (loss) - basic and diluted	$(966)	$(1,822)	$953	$(1,015)

Weighted average shares outstanding	58,853	58,843	58,851	58,830
Net income per share – basic	$(0.02)	$(0.03)	$0.02	$(0.02)
Weighted average shares outstanding (including dilutive CSEs)	58,853	58,843	60,751	58,830
Net income per share – diluted	$(0.02)	$(0.03)	$0.02	$(0.02)

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods. These securities were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive for the periods presented.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Anti-dilutive securities

Share based compensation awards	5,994	5,008	5,945	5,008

Recent Accounting Pronouncements

ASU 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases. From the Company’s perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. From the landlord perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease is treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

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

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company has evaluated the impact of this ASU, continuing its implementation efforts and reviewing the loss modeling requirements consistent with lifetime expected loss estimates. Calculations of expected losses under the new guidance were run parallel to the calculations under existing guidance to assess and evaluate the potential impact to the Company’s financial statements.  The new model includes different assumptions used in calculating credit losses, such as estimating losses over the estimated life of a financial asset and considers expected future changes in macroeconomic conditions. The Company expects an initial increase to the allowance for loan losses above the amount recorded on the balance sheet as of December 31, 2019. This one-time increase will be recorded, net of tax, as an adjustment to retained earnings effective January 1, 2020. This increase is expected to be an immaterial amount. When adopted this ASU may result in an increase to the Company's allowance for loan losses which will depend upon the nature and characteristics of the Company's loan portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at that date. The Company has elected to defer the adoption of this ASU as permitted by Section 4014 of the CARES Act, which provides that financial institutions are not required to comply with the ASU during the period beginning on March 27, 2020 until the earlier of (i) the date on which the national emergency concerning the COVID-19 outbreak declared under the National Emergencies Relief Act terminates or (ii) December 31, 2020.

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

Note 5: Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at September 30, 2020 and December 31, 2019 is as follows:

	At September 30, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$33,848	$-	$(476)	$33,372
Collateralized mortgage obligations	200,590	3,275	(63)	203,802
Agency mortgage-backed securities	130,372	837	(6)	131,203
Municipal securities	2,635	27	-	2,662
Corporate bonds	73,011	99	(3,494)	69,616
Total securities available for sale	$440,456	$4,238	$(4,039)	$440,655

U.S. Government agencies	$84,689	$4,486	$-	$89,175
Collateralized mortgage obligations	320,408	14,300	(54)	334,654
Agency mortgage-backed securities	283,842	4,725	(27)	288,540
Total securities held to maturity	$688,939	$23,511	$(81)	$712,369

	At December 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$38,743	$1	$(439)	$38,305
Collateralized mortgage obligations	329,492	2,368	(422)	331,438
Agency mortgage-backed securities	98,953	82	(98)	98,937
Municipal securities	4,064	18	-	4,082
Corporate bonds	69,499	79	(3,298)	66,280
Total securities available for sale	$540,751	$2,548	$(4,257)	$539,042

U.S. Government agencies	$94,913	$482	$(294)	$95,101
Collateralized mortgage obligations	416,177	7,603	(793)	422,987
Agency mortgage-backed securities	133,752	1,782	(513)	135,021
Total securities held to maturity	$644,842	$9,867	$(1,600)	$653,109

The following table presents investment securities by stated maturity at September 30, 2020. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay with or without prepayment penalties and, therefore, these securities are classified separately with no specific maturity date.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$440	$441	$757	$766
After 1 year to 5 years	50,361	49,908	61,794	64,794
After 5 years to 10 years	55,693	52,670	22,138	23,615
After 10 years	3,000	2,631	-	-
Collateralized mortgage obligations	200,590	203,802	320,408	334,654
Agency mortgage-backed securities	130,372	131,203	283,842	288,540
Total	$440,456	$440,655	$688,939	$712,369

The Company’s investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities. There were no private label mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) held in the investment securities portfolio as of September 30, 2020 and December 31, 2019. There were also no MBS or CMO securities that were rated “Alt-A” or “sub-prime” as of those dates.

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

The Company regularly evaluates investment securities that are in an unrealized loss position in order to determine if the decline in fair value is other than temporary. Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, the current interest rate environment and the rating of each security. An OTTI loss must be recognized for a debt security in an unrealized loss position if the Company intends to sell the security or it is more likely than not that it will be required to sell the security prior to recovery of the amortized cost basis. The amount of OTTI loss recognized is equal to the difference between the fair value and the amortized cost basis of the security that is attributed to credit deterioration. Accounting standards require the evaluation of the expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, that amount must be recognized against income in the current period. The portion of the unrealized loss related to other factors, such as liquidity conditions in the market or the current interest rate environment, is recorded in accumulated other comprehensive income (loss) for investment securities classified available for sale. There were no impairment charges (credit losses) recorded at September 30, 2020 and December 31, 2019.

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position in the available for sale and held to maturity section:

	At September 30, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$8,254	$89	$25,118	$387	$33,372	$476
Collateralized mortgage obligations	44,918	60	15,929	3	60,847	63
Agency mortgage-backed securities	1,787	6	-	-	1,787	6
Municipal securities	-	-	-	-	-	-
Corporate bonds	-	-	54,506	3,494	54,506	3,494
Total Available for Sale	$54,959	$155	$95,553	$3,884	$150,512	$4,039

	At September 30, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations	13,625	51	494	3	14,119	54
Agency mortgage-backed securities	4,942	27	-	-	4,942	27
Total Held to Maturity	$18,567	$78	$494	$3	$19,061	$81

	At December 31, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$28,136	$439	$-	$-	$28,136	$439
Collateralized mortgage obligations	63,384	328	6,164	94	69,548	422
Agency mortgage-backed securities	2,924	13	6,411	85	9,335	98
Municipal securities	-	-	-	-	-	-
Corporate bonds	2,820	180	51,882	3,118	54,702	3,298
Total Available for Sale	$97,264	$960	$64,457	$3,297	$161,721	$4,257

	At December 31, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$33,092	$220	$3,703	$74	$36,795	$294
Collateralized mortgage obligations	24,211	18	64,324	775	88,535	793
Agency mortgage-backed securities	14,044	33	52,132	480	66,176	513
Total Held to Maturity	$71,347	$271	$120,159	$1,329	$191,506	$1,600

Unrealized losses on securities in the investment portfolio amounted to $4.1 million with a total fair value of $169.6 million as of September 30, 2020 compared to unrealized losses of $5.9 million with a total fair value of $353.2 million as of December 31, 2019. The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

The Company held four U.S. Government agency securities, fourteen collateralized mortgage obligations and two agency mortgage-backed securities that were in an unrealized loss position at September 30, 2020. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of September 30, 2020.

All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At September 30, 2020, the investment portfolio included no municipal securities that were in an unrealized loss position.

At September 30, 2020, the investment portfolio included seven corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration. The seven corporate bonds are with five of the largest U.S. financial institutions. Each financial institution is well capitalized.

Proceeds associated with the sale of securities available for sale during the three months ended September 30, 2020 were $32.4 million. The tax provision applicable to the net gains of $279,000 for the three months ended September 30, 2020 amounted to $71,000. Proceeds associated with the sale of securities available for sale during the nine months ended September 30, 2020 were $125.2 million. The tax provision applicable to the net gains of $2.8 million for the nine months ended September 30, 2020 amounted to $700,000.

Proceeds associated with the sale of securities during the three months ended September 30, 2019 were $11.5 million. The tax provision applicable to the net gains of $520,000 for the three months ended September 30, 2019 amounted to $132,000. Proceeds associated with the sale of securities during the nine months ended September 30, 2019 were $54.7 million. Gross gains of $1.2 million and gross losses of $67,000 were realized on these sales. The tax provision applicable to the net gains of $1.1 million for the nine months ended September 30, 2019 amounted to $280,000.

Note 6: Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major category as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	September 30, 2020	December 31, 2019

Commercial real estate	$676,460	$613,631
Construction and land development	164,671	121,395
Commercial and industrial	228,145	223,906
Owner occupied real estate	427,026	424,400
Consumer and other	100,035	101,320
Residential mortgage	365,279	263,444
Paycheck protection program	683,398	-
Total loans receivable	2,645,014	1,748,096
Deferred (fees) costs	(15,616)	99
Allowance for loan losses	(11,851)	(9,266)
Net loans receivable	$2,617,547	$1,738,929

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

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three months ended September 30, 2020 and 2019:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

Three months ended September 30, 2020
Allowance for loan losses:
Beginning balance:	$3,732	$952	$1,431	$1,995	$675	$2,255	$-	$-	$11,040
Charge-offs	-	-	(33)	-	(2)	(17)	-	-	(52)
Recoveries	-	-	11	-	2	-	-	-	13
Provisions (credits)	235	112	74	(8)	6	429	-	2	850
Ending balance	$3,967	$1,064	$1,483	$1,987	$681	$2,667	$-	$2	$11,851

Three months ended September 30, 2019
Allowance for loan losses:
Beginning balance:	$2,673	$631	$875	$2,158	$562	$1,124	$-	$33	$8,056
Charge-offs	-	-	(72)	-	(29)	-	-	-	(101)
Recoveries	-	-	59	1	2	-	-	-	62
Provisions (credits)	198	(10)	(79)	31	36	205	-	69	450
Ending balance	$2,871	$621	$783	$2,190	$571	$1,329	$-	$102	$8,467

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the nine months ended September 30, 2020 and 2019:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

Nine months ended September 30, 2020
Allowance for loan losses:

Beginning balance:	$3,043	$688	$931	$2,292	$590	$1,705	$-	$17	$9,266
Charge-offs	-	-	(84)	(48)	(67)	(67)	-	-	(266)
Recoveries	-	2	38	1	10	-	-	-	51
Provisions (credits)	924	374	598	(258)	148	1,029	-	(15)	2,800
Ending balance	$3,967	$1,064	$1,483	$1,987	$681	$2,667	$-	$2	$11,851

Nine months ended September 30, 2019
Allowance for loan losses:

Beginning balance:	$2,462	$777	$1,754	$2,033	$577	$894	$-	$118	$8,615
Charge-offs	-	-	(1,002)	-	(117)	-	-	-	(1,119)
Recoveries	-	-	213	1	7	-	-	-	221
Provisions (credits)	409	(156)	(182)	156	104	435	-	(16)	750
Ending balance	$2,871	$621	$783	$2,190	$571	$1,329	$-	$102	$8,467

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total
September 30, 2020
Allowance for loan losses:
Individually evaluated for impairment	$426	$-	$51	$122	$-	$-	$-	$-	$599
Collectively evaluated for impairment	3,541	1,064	1,432	1,865	681	2,667	-	2	11,252
Total allowance for loan losses	$3,967	$1,064	$1,483	$1,987	$681	$2,667	$-	$2	$11,851

Loans receivable:
Loans evaluated Individually	$10,737	$-	$2,972	$4,305	$1,095	$701	$-	$-	$19,810
Loans evaluated Collectively	665,723	164,671	225,173	422,721	98,940	364,578	683,398	-	2,625,204
Total loans receivable	$676,460	$164,671	$228,145	$427,026	$100,035	$365,279	$683,398	$-	$2,645,014

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total
December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$265	$-	$23	$268	$-	$-	$-	$-	$556
Collectively evaluated for impairment	2,778	688	908	2,024	590	1,705	-	17	8,710
Total allowance for loan losses	$3,043	$688	$931	$2,292	$590	$1,705	$-	$17	$9,266

Loans receivable:
Loans evaluated Individually	$10,331	$-	$3,087	$3,634	$1,062	$768	$-	$-	$18,882
Loans evaluated Collectively	603,300	121,395	220,819	420,766	100,258	262,676		-	1,729,214
Total loans receivable	$613,631	$121,395	$223,906	$424,400	$101,320	$263,444	$-	$-	$1,748,096

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans, but also include internally classified accruing loans. The following table summarizes information with regard to impaired loans by loan portfolio class as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$6,561	$6,569	$-	$6,186	$6,192	$-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,617	2,803	-	2,719	2,989	-
Owner occupied real estate	3,712	3,920	-	2,127	2,275	-
Consumer and other	1,095	1,297	-	1,062	1,375	-
Residential mortgage	701	768	-	768	768	-
Paycheck protection program	-	-	-	-	-	-
Total	$14,686	$15,357	$-	$12,862	$13,599	$-

With an allowance recorded:
Commercial real estate	4,176	$4,697	$426	$4,145	$4,667	$265
Construction and land development	-	-	-	-	-	-
Commercial and industrial	355	371	51	368	383	23
Owner occupied real estate	593	612	122	1,507	1,521	268
Consumer and other	-	-	-	-	-	-
Residential mortgage	-	-	-	-	-	-
Paycheck protection program	-	-	-	-	-	-
Total	5,124	$5,680	$599	$6,020	$6,571	$556

Total:
Commercial real estate	$10,737	$11,266	$426	$10,331	$10,859	$265
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,972	3,174	51	3,087	3,372	23
Owner occupied real estate	4,305	4,532	122	3,634	3,796	268
Consumer and other	1,095	1,297	-	1,062	1,375	-
Residential mortgage	701	768	-	768	768	-
Paycheck protection program	-	-	-	-	-	-
Total	$19,810	$21,037	$599	$18,882	$20,170	$556

The following table presents additional information regarding the Company’s impaired loans for the three months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,
	2020		2019
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$6,534	$69	$7,004	$80
Construction and land development	-	-	-	-
Commercial and industrial	2,615	-	2,821	19
Owner occupied real estate	3,491	13	1,801	12
Consumer and other	1,114	6	931	4
Residential mortgage	724	-	640	1
Paycheck protection program	-	-	-	-
Total	$14,478	$88	$13,197	$116

With an allowance recorded:
Commercial real estate	$4,167	$-	$4,114	$-
Construction and land development	-	-	-	-
Commercial and industrial	37	-	572	-
Owner occupied real estate	819	1	1,492	12
Consumer and other	10	-	12	-
Residential mortgage	-	-	-	-
Paycheck protection program	-	-	-	-
Total	$5,033	$1	$6,190	$12

Total:
Commercial real estate	$10,701	$69	$11,118	$80
Construction and land development	-	-	-	-
Commercial and industrial	2,652	-	3,393	19
Owner occupied real estate	4,310	14	3,293	24
Consumer and other	1,124	6	943	4
Residential mortgage	724	-	640	1
Paycheck protection program	-	-	-	-
Total	$19,511	$89	$19,387	$128

The following table presents additional information regarding the Company’s impaired loans for the nine months ended September 30, 2020 and September 30, 2019:

	Nine Months Ended September 30,
	2020		2019
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$6,484	$207	$6,532	$220
Construction and land development	-	-	-	-
Commercial and industrial	2,607	1	2,001	19
Owner occupied real estate	3,051	21	1,853	40
Consumer and other	1,156	13	871	12
Residential mortgage	768	1	384	2
Paycheck protection program	-	-	-	-
Total	$14,066	$243	$11,641	$293

With an allowance recorded:
Commercial real estate	$4,153	$-	$4,314	$-
Construction and land development	-	-	-	-
Commercial and industrial	479	-	956	-
Owner occupied real estate	1,273	17	962	24
Consumer and other	-	-	38	-
Residential mortgage	30	1	-	-
Paycheck protection program	-	-	-	-
Total	$5,935	$18	$6,270	$24

Total:
Commercial real estate	$10,637	$207	$10,846	$220
Construction and land development	-	-	-	-
Commercial and industrial	3,086	1	2,957	19
Owner occupied real estate	4,324	38	2,815	64
Consumer and other	1,156	13	909	12
Residential mortgage	798	2	384	2
Paycheck protection program	-	-	-	-
Total	$20,001	$261	$17,911	$317

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At September 30, 2020
Commercial real estate	$-	$6	$4,578	$4,584	$671,876	$676,460	$-
Construction and land development	-	-	-	-	164,671	164,671	-
Commercial and industrial	-	-	2,972	2,972	225,173	228,145	-
Owner occupied real estate	-	611	3,103	3,714	423,312	427,026	-
Consumer and other	468	241	1,095	1,804	98,231	100,035	-
Residential mortgage	557	-	701	1,258	364,021	365,279	-
Paycheck protection program	-	-	-	-	683,398	683,398	-
Total	$1,025	$858	$12,449	$14,332	$2,630,682	$2,645,014	$-

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2019
Commercial real estate	$-	$313	$4,159	$4,472	$609,159	$613,631	$-
Construction and land development	-	-	-	-	121,395	121,395	-
Commercial and industrial	-	50	3,087	3,137	220,769	223,906	-
Owner occupied real estate	-	1,219	3,337	4,556	419,844	424,400	-
Consumer and other	112	241	1,062	1,415	99,905	101,320	-
Residential mortgage	-	-	768	768	262,676	263,444	-
Total	$112	$1,823	$12,413	$14,348	$1,733,748	$1,748,096	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At September 30, 2020:
Commercial real estate	$671,702	$83	$4,675	$-	$676,460
Construction and land development	164,671	-	-	-	164,671
Commercial and industrial	225,173	-	2,972	-	228,145
Owner occupied real estate	422,194	527	4,305	-	427,026
Consumer and other	98,940	-	1,095	-	100,035
Residential mortgage	364,578	-	701	-	365,279
Paycheck protection program	683,398	-	-	-	683,398
Total	$2,630,656	$610	$13,748	$-	$2,645,014

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2019:
Commercial real estate	$609,382	$90	$4,159	$-	$613,631
Construction and land development	121,395	-	-	-	121,395
Commercial and industrial	220,819	-	3,087	-	223,906
Owner occupied real estate	418,997	1,770	3,633	-	424,400
Consumer and other	100,258	-	1,062	-	101,320
Residential mortgage	262,555	121	768	-	263,444
Total	$1,733,406	$1,981	$12,709	$-	$1,748,096

The following table shows non-accrual loans by class as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	September 30, 2020	December 31, 2019

Commercial real estate	$4,578	$4,159
Construction and land development	-	-
Commercial and industrial	2,972	3,087
Owner occupied real estate	3,103	3,337
Consumer and other	1,095	1,062
Residential mortgage	701	768
Paycheck protection program	-	-
Total	$12,449	$12,413

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $190,000 and $587,000 for the three and nine months ended September 30, 2020, respectively, and $145,000 and $378,000 for the three and nine months ended September 30, 2019, respectively.

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

      Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. As of June 30, 2020, we had granted payment deferrals to 491 customers with outstanding balances of $444 million, or 24% of total loans outstanding. As of September 30, 2020, deferrals declined to 95 customers with outstanding balances of $115 million, or 6% of total loans outstanding. Approximately $65 million of the deferral requests, or 3% of total loans, were for deferment of principal balances only. The remaining deferrals include requests to defer both principal and interest payments. Deferrals as of September 30, 2020 were comprised of the following categories: 90 day deferrals amounted to 43 customers with outstanding balances of $45 million and second deferrals amounted to 52 customers with outstanding balances of $70 million.

The following table summarizes information with regard to outstanding troubled debt restructurings at September 30, 2020 and December 31, 2019:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
September 30, 2020
Commercial real estate	1	$6,062	$-	$6,062
Construction and land development	-	-	-	-
Commercial and industrial	-	-	-	-
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	1	$6,062	$-	$6,062

December 31, 2019
Commercial real estate	1	$6,173	$-	$6,173
Construction and land development	-	-	-	-
Commercial and industrial	-	-	-	-
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	1	$6,173	$-	$6,173

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

There were no loan modifications made during the three and nine months ended September 30, 2020 and 2019 that met the criteria of a TDR.

After a loan is determined to be a TDR, the Company continues to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the three and nine months ended September 30, 2020. There were no TDRs that subsequently defaulted during the year ended December 31, 2019.

There was one residential mortgage in the process of foreclosure as of September 30, 2020 and December 31, 2019. There was no other real estate owned relating to residential real estate at September 30, 2020 and December 31, 2019.

Note 7: Short-Term Borrowings

The following is a summary of short-term borrowings by type.

	September 30, 2020		December 31, 2019
(dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings
Paycheck Protection Program
Liquidity Facility borrowings	$646,267	0.35%	$-	-%

As part of the CARES Act, the Federal Reserve Bank of Philadelphia offered secured discounted borrowings to banks that originated PPP loans through the Paycheck Protection Program Liquidity Facility or PPPLF program. At September 30, 2020, the Company pledged $646.3 million of PPP loans to the Federal Reserve Bank of Philadelphia to borrow $646.3 million of funds at a rate of 0.35%.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2020 and December 31, 2019 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

September 30, 2020
Assets:

U.S. Government agencies	$33,372	$-	$33,372	$-
Collateralized mortgage obligations	203,802	-	203,802	-
Agency mortgage-backed securities	131,203	-	131,203	-
Municipal securities	2,662	-	2,662	-
Corporate bonds	69,616	-	66,985	2,631
Securities Available for Sale	$440,655	$-	$438,024	$2,631

Mortgage Loans Held for Sale	$41,683	$-	$41,683	$-
SBA Servicing Assets	4,634	-	-	4,634
Interest Rate Lock Commitments	1,451	-	1,451	-
Best Efforts Forward Loan Sales Commitments	-	-	-	-
Mandatory Forward Loan Sales Commitments	-	-	-	-

Liabilities:

Interest Rate Lock Commitments	1	-	1	-
Best Efforts Forward Loan Sales Commitments	554	-	554	-
Mandatory Forward Loan Sales Commitments	525	-	525	-

December 31, 2019
Assets:

U.S. Government agencies	$38,305	$-	$38,305	$-
Collateralized mortgage obligations	331,438	-	331,438	-
Agency mortgage-backed securities	98,937	-	98,937	-
Municipal securities	4,082	-	4,082	-
Corporate bonds	66,280	-	63,460	2,820
Securities Available for Sale	$539,042	$-	$536,222	$2,820

Mortgage Loans Held for Sale	$10,345	$-	$10,345	$-
SBA Servicing Assets	4,447	-	-	4,447
Interest Rate Lock Commitments	362	-	362	-
Best Efforts Forward Loan Sales Commitments	4	-	4	-
Mandatory Forward Loan Sales Commitments	2	-	2	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	133	-	133	-
Mandatory Forward Loan Sales Commitments	83	-	83	-

The following tables present an analysis of the activity in the SBA servicing assets for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
(dollars in thousands)	2020	2019
Beginning balance, July 1st	$4,604	$4,593
Additions	173	272
Fair value adjustments	(143)	(361)
Ending balance, September 30th	$4,634	$4,504

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Beginning balance, January 1st	$4,447	$4,785
Additions	488	825
Fair value adjustments	(301)	(1,106)
Ending balance, September 30th	$4,634	$4,504

Fair value adjustments are recorded as loan and servicing fees on the statement of income. Servicing fee income, not including fair value adjustments, totaled $510,000 and $498,000 for the three months ended September 30, 2020 and 2019, respectively. Servicing fee income, not including fair value adjustments, totaled $1.4 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively. Total loans in the amount of $211.0 million at September 30, 2020 and $201.7 million at December 31, 2019 were serviced for others.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Level 3 Investments Only (dollars in thousands)	Corporate Bonds	Corporate Bonds
Balance, July 1st	$2,665	$2,999
Unrealized gains (losses)	(34)	(108)
Proceeds from sales	-	-
Realized losses	-	-
Balance, September 30th	$2,631	$2,891

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Level 3 Investments Only (dollars in thousands)	Corporate Bonds	Corporate Bonds
Balance, January 1st	$2,819	$3,069
Unrealized gains (losses)	(188)	(178)
Proceeds from sales	-	-
Realized losses	-	-
Balance, September 30th	$2,631	$2,891

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2020 and December 31, 2019 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
September 30, 2020
Impaired loans	$5,506	$-	$-	$5,506
Other real estate owned	130	-	-	130

December 31, 2019
Impaired loans	$5,730	$-	$-	$5,730
Other real estate owned	899	-	-	899

The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2020
Corporate bonds	$2,631	Discounted Cash Flows	Discount Rate	(3.49%)

SBA servicing assets	$4,634	Discounted Cash Flows	Conditional Prepayment Rate	(13.60%)

			Discount Rate	(10.00%)

Impaired loans	$5,506	Appraised Value of Collateral (1)	Liquidation expenses (2)	0%	-	23%	(15%)	(3)

Other real estate owned	$130	Appraised Value of Collateral (1)	Liquidation expenses (2)	(7%)				(3)

December 31, 2019
Corporate bonds	$2,820	Discounted Cash Flows	Discount Rate	(6.66%)

SBA servicing assets	$4,447	Discounted Cash Flows	Conditional Prepayment Rate	(13.53%)

			Discount Rate	(10.75%)

Impaired loans	$5,730	Appraised Value of Collateral (1)	Liquidation expenses (2)	9%	-	20%	(12%)	(3)

Other real estate owned	$899	Appraised Value of Collateral (1)	Liquidation expenses (2)	6%	-	16%	(8%)	(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2020 and December 31, 2019.

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

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect their economic value. Interest income on loans held for sale, which totaled $248,000 and $497,000 for three and nine months ended September 30, 2020, respectively, and $142,000 and $398,000 for the three and nine months ended September 30, 2019, respectively, are included in interest and fees in the statements of income.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of September 30, 2020 and December 31, 2019.

	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
September 30, 2020	$41,683	$39,983	$1,700

December 31, 2019	$10,345	$9,983	$362

Changes in the excess carrying amount over aggregate unpaid principal balance are recorded in the statement of income in mortgage banking income. Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at September 30, 2020 and December 31, 2019.

Interest Rate Lock Commitments (“IRLC”)

The Company determines the value of IRLCs by comparing the market price to the price locked in with the customer, adding fees or points to be collected at closing, subtracting commissions to be paid at closing, and subtracting estimated remaining loan origination costs to the bank based on the processing status of the loan. The Company also considers pull-through as it determines the fair value of IRLCs Factors that affect pull-through rates include the origination channel, current mortgage interest rates in the market versus the interest rate incorporated in the IRLC, the purpose of the mortgage (purchase versus financing), the stage of completion of the underlying application and underwriting process, and the time remaining until the IRLC expires. IRLCs are classified within Level 2 of the valuation hierarchy.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market. At September 30, 2020 and December 31, 2019, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	September 30, 2020	December 31, 2019

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$4,634	$4,447

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	2%	2%
Adjustable-rate SBA loans	98%	98%
Total	100%	100%

Weighted Average Remaining Term (in years)	20.3	20.7

Prepayment Speed	13.60%	13.53%
Effect on fair value of a 10% increase	$(167)	$(175)
Effect on fair value of a 20% increase	(323)	(338)

Weighted Average Discount Rate	10.00%	10.75%
Effect on fair value of a 10% increase	$(151)	$(154)
Effect on fair value of a 20% increase	(293)	(298)

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

Off-Balance Sheet Financial Instruments (Disclosed at notional amounts)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Company’s financial instruments at September 30, 2020 were as follows.

	Fair Value Measurements at September 30, 2020
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$918,161	$918,161	$918,161	$-	$-
Investment securities available for sale	440,655	440,655	-	438,024	2,631
Investment securities held to maturity	688,939	712,369	-	712,369	-
Restricted stock	3,789	3,789	-	3,789	-
Loans held for sale	42,549	42,588	-	41,683	905
Loans receivable, net	2,617,547	2,606,683	-	-	2,606,683
SBA servicing assets	4,634	4,634	-	-	4,634
Accrued interest receivable	15,021	15,021	-	15,021	-
Interest rate lock commitments	1,451	1,451	-	1,451	-
Best efforts forward loan sales commitments	-	-	-	-	-
Mandatory forward loan sales commitments	-	-	-	-	-

Financial liabilities:
Deposits
Demand, savings and money market	$3,702,310	$3,702,310	$-	$3,702,310	$-
Time	203,296	204,384	-	204,384	-
Short-term borrowings	646,267	646,267	-	646,267	-
Subordinated debt	11,270	8,008	-	-	8,008
Accrued interest payable	1,277	1,277	-	1,277	-
Interest rate lock commitments	1	1	-	1	-
Best efforts forward loan sales commitments	554	554	-	554	-
Mandatory forward loan sales commitments	525	525	-	525	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

The estimated fair values of the Company’s financial instruments at December 31, 2019 were as follows:

	Fair Value Measurements at December 31, 2019
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$168,319	$168,319	$168,319	$-	$-
Investment securities available for sale	539,042	539,042	-	536,222	2,820
Investment securities held to maturity	644,842	653,109	-	653,109	-
Restricted stock	2,746	2,746	-	2,746	-
Loans held for sale	13,349	13,349	-	10,345	3,004
Loans receivable, net	1,738,929	1,731,876	-	-	1,731,876
SBA servicing assets	4,447	4,447	-	-	4,447
Accrued interest receivable	9,934	9,934	-	9,934	-
Interest rate lock commitments	362	362	-	362	-
Best efforts forward loan sales commitments	4	4	-	4	-
Mandatory forward loan sales commitments	2	2	-	2	-

Financial liabilities:
Deposits
Demand, savings and money market	$2,775,584	$2,775,584	$-	$2,775,584	$-
Time	223,579	224,095	-	224,095	-
Subordinated debt	11,265	8,540	-	-	8,540
Accrued interest payable	1,630	1,630	-	1,630	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	133	133	-	133	-
Mandatory forward loan sales commitments	83	83	-	83	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

Note 9 – Shareholders’ Equity

On August 26, 2020, the Company completed its offering of an aggregate of 2,000,000 shares of 7.00% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $25.00 per share. The Company will pay dividends on the Series A Preferred Stock when and if declared by its board of directors or an authorized committee thereof. If declared, dividends will be due and payable at a rate of 7.00% per annum, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, beginning with the first dividend payment on December 1, 2020. The Company received net proceeds of $48.3 million from the offering, after deducting offering costs.

Holders of shares of Series A Preferred Stock may convert such shares at any time and from time to time into shares of the Company’s common stock at a conversion price of $3.00 per share of our common stock, subject to adjustment upon certain events. At any time after August 26, 2025, the Company may cause the outstanding shares of Series A Preferred Stock to convert into shares of common stock if the price of the common stock exceeds 125% of the Conversion Price then applicable to the Series A Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days.

Note 10: Changes in Accumulated Other Comprehensive Income (Loss) By Component (1)

The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2020 and 2019, and the year ended December 31, 2019.

	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2020	$(1,275)	$(6,066)	$(7,341)
Unrealized gain on securities	3,483	-	3,483
Amounts reclassified from accumulated other comprehensive income to net income (2)	(2,060)	1,498	(562)
Net current-period other comprehensive income	1,423	1,498	2,921
Total change in accumulated other comprehensive income	1,423	1,498	2,921
Balance September 30, 2020	$148	$(4,568)	$(4,420)

Balance January 1, 2019	$(4,736)	$(7,191)	$(11,927)
Unrealized loss on securities	4,456	-	4,456
Amounts reclassified from accumulated other comprehensive income to net income (2)	(894)	841	(53)
Net current-period other comprehensive income (loss)	3,562	841	4,403
Total change in accumulated other comprehensive income (loss)	3,562	841	4,403
Balance September 30, 2019	$(1,174)	$(6,350)	$(7,524)

Balance January 1, 2019	$(4,736)	$(7,191)	$(11,927)
Unrealized gain on securities	4,284	-	4,284
Amounts reclassified from accumulated other comprehensive income to net income (2)	(823)	1,125	302
Net current-period other comprehensive income (loss)	3,461	1,125	4,586
Total change in accumulated other comprehensive income	3,461	1,125	4,586
Balance December 31, 2019	$(1,275)	$(6,066)	$(7,341)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Operations.

Note 11: Goodwill and Other Intangibles

In July 2016, Republic acquired all of the issued and outstanding limited liability company interests of Oak Mortgage Company, LLC and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. The goodwill related to the acquisition of Oak Mortgage is detailed in the table below:

	Three Months Ended September 30,
(dollars in thousands)	2020	2019
Balance, July 1st	$5,011	$5,011
Additions/Adjustments	-	-
Amortization	-	-
Impairment	(5,011)
Balance, September 30th	$-	$5,011
Amortization Period (in years)		Indefinite

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Balance, January 1st	$5,011	$5,011
Additions/Adjustments	-	-
Amortization	-	-
Impairment	(5,011)
Balance, September 30th	$-	$5,011
Amortization Period (in years)		Indefinite

The Company completed an annual impairment test for goodwill as of July 31, 2019. Future impairment testing was scheduled to continue to be conducted as of July 31 on an annual basis, unless a triggering event occurred in the interim that would suggest impairment, in which case it would be tested as of the date of the triggering event. Triggering events occurred at March 31, 2020, June 30, 2020, and September 30, 2020.

The Company performed a qualitative and quantitative analysis of goodwill at March 31, 2020 and June 30, 2020 based on the triggering event. The qualitative and quantitative analysis at both triggering dates determined that it was more likely than not that goodwill was not impaired.

At September 30, 2020, the Company performed another quantitative analysis. The quantitative analysis determined that goodwill was impaired based on the impact of the COVID-19 pandemic on the economy and the sustained decline in the Company’s stock price. The Company concluded that all of its goodwill was impaired and recorded a non-cash charge for the amount of the impairment against earnings based on the quantitative analysis. The charge had no impact on tangible capital and a minimal impact on regulatory capital.

Note 12: Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the nine months ended September 30, 2020 and September 30, 2019. The following table summarizes the amounts recorded in Republic’s statement of financial condition for derivatives not designated as hedging instruments as of September 30, 2020 and December 31, 2019 (in thousands):

September 30, 2020	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLCs	Other Assets	$1,451	$50,090
Best efforts forward loan sales commitments	Other Assets	-	-
Mandatory forward loan sales commitments	Other Assets	-	-

Liability derivatives:

IRLCs	Other Liabilities	$1	$377
Best efforts forward loan sales commitments	Other Liabilities	554	47,773
Mandatory forward loan sales commitments	Other Liabilities	525	36,606

December 31, 2019	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLCs	Other Assets	$362	$14,586
Best efforts forward loan sales commitments	Other Assets	4	875
Mandatory forward loan sales commitments	Other Assets	2	288

Liability derivatives:

IRLCs	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	133	13,711
Mandatory forward loan sales commitments	Other Liabilities	83	9,614

The following tables summarize the amounts recorded in Republic’s statement of operations for derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2020 and 2019 (in thousands):

		Three Months Ended	Nine Months Ended
	Statement of Operations Presentation	September 30, 2020 Gain/(Loss)	September 30, 2020 Gain/(Loss)

Asset derivatives:

IRLCs	Mortgage banking income	$(191)	$1,089
Best efforts forward loan sales commitments	Mortgage banking income	(8)	(4)
Mandatory forward loan sales commitments	Mortgage banking income	-	(2)

Liability derivatives:

IRLCs	Mortgage banking income	$(1)	$(1)
Best efforts forward loan sales commitments	Mortgage banking income	100	(421)
Mandatory forward loan sales commitments	Mortgage banking income	(199)	(442)

		Three Months Ended	Nine Months Ended
	Statement of Operations Presentation	September 30, 2019 Gain/(Loss)	September 30, 2019 Gain/(Loss)

Asset derivatives:

IRLCs	Mortgage banking income	$(201)	$96
Best efforts forward loan sales commitments	Mortgage banking income	26	38
Mandatory forward loan sales commitments	Mortgage banking income	27	17

Liability derivatives:

IRLCs	Mortgage banking income	$(2)	$(2)
Best efforts forward loan sales commitments	Mortgage banking income	81	12
Mandatory forward loan sales commitments	Mortgage banking income	148	151

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

Note 13: Revenue Recognition

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

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), ATM fees, NSF fees, interchange fees, and other deposit related fees.

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

ATM fees, NSF fees, interchange fees, and other deposit related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and the related revenue recognized, at a point in time. Payment for these service charges are received immediately through a direct charge to customers’ accounts.

For the Company, there are no other material revenue streams within the scope of Topic 606.

The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
(dollars in thousands)	2020	2019
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$2,134	$1,990
Other non-interest income	1,090	46
Non-interest income (in-scope of Topic 606)	3,224	2,036
Non-interest income (out-of-scope of Topic 606)	6,807	4,518
Total non-interest income	$10,031	$6,554

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$6,166	$5,450
Other non-interest income	1,546	175
Non-interest income (in-scope of Topic 606)	7,712	5,625
Non-interest income (out-of-scope of Topic 606)	17,288	12,900
Total non-interest income	$25,000	$18,525

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2020 and December 31, 2019, the Company did not have any significant contract balances.

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

Note 14: Leases

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

At September 30, 2020, the Company had forty-one operating lease agreements, which include operating leases for nineteen branch locations, seven offices that are used for general office space, and fifteen operating leases for equipment. One of the real property operating leases did not include one or more options to extend the lease term. Six of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property. The forty-one operating leases have maturity dates ranging from December 2020 to August 2059 most of which include options for multiple five and ten year extensions which the Company is reasonably certain to exercise. No operating leases include variable lease payments that are based on an index or rate, such as the CPI. The weighted average remaining operating lease term for these leases is 20.24 years as of September 30, 2020

At September 30, 2019, the Company had thirty-seven operating lease agreements, which include operating leases for seventeen branch stores, eight offices that are used for general office space, and twelve operating leases for equipment. All of the real property operating leases did include one of more options to extend the lease term. Five of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property. The thirty-nine operating leases have maturity dates ranging from December 2019 to December 2058 which includes options for multiple five and ten year extensions which the Company is reasonably certain to exercise. The weighted average remaining operating lease term for these leases is 19.1 years as of September 30, 2019.

The discount rate used in determining the operating lease liability obligation for each individual lease was the assumed incremental borrowing rate for the Company that corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average operating lease discount rate was 3.53% and 3.58% as of September 30, 2020 and 2019, respectively.

The following table presents operating lease costs net of sublease income for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
(dollars in thousands)
Operating lease cost	$2,086	$5,920
Sublease income	-	-
Total lease cost	$2,086	$5,920

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
(dollars in thousands)
Operating lease cost	$1,890	$4,920
Sublease income	(80)	(241)
Total lease cost	$1,810	$4,679

The following table presents a maturity analysis of total operating lease liability obligations and reconciliation of the undiscounted cash flows to total operating lease liability obligations at September 30, 2020 and 2019.

	September 30, 2020	September 30, 2019
(dollars in thousands)
Operating lease payments due:
Within one year	$6,521	$6,962
One to three years	11,804	11,806
Three to five years	10,529	10,106
More than five years	77,596	72,030
Total undiscounted cash flows	106,450	100,904
Discount on cash flows	(33,481)	(31,258)
Total operating lease liability obligations	$72,969	$69,646

The following table presents cash and non-cash activities for the three and nine months ended September 30 2020 and 2019.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,893	$1,706

Non-cash investing and financing activities
Additions to Operating leases – right of use asset
New operating lease liability obligation	$5,121	$101

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,432	$3,755

Non-cash investing and financing activities
Additions to Operating leases – right of use asset
New operating lease liability obligation	$5,310	$72,457

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

We may from time to time make written or oral "forward-looking statements", including statements contained in this quarterly report. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise as a result of the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; the length and extent of the economic contraction as a result of the COVID-19 pandemic; continued deterioration in general economic conditions; changes in customer behavior; changes in the adequacy of our allowance for loan losses and our methodology for determining such allowance; adverse changes in our loan portfolio and credit risk-related losses and expenses; changes in concentrations within our loan portfolio, including our exposure to commercial real estate loans, and to our primary service area; changes in interest rates; our ability to identify, negotiate, secure and develop new store locations and renew, modify, or terminate leases or dispose of properties for existing store locations effectively; business conditions in the financial services industry, including competitive pressure among financial services companies, new service and product offerings by competitors, price pressures and similar items; changes in deposit flows and loan demand; the regulatory environment, including evolving banking industry standards, changes in legislation or regulation; our securities portfolio and the valuation of our securities; changes in accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; litigation liabilities, including costs, expenses, settlements and judgments; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. You should carefully review the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Reports for the quarters ended March 31, 2020 and June 30, 2020, and other documents we file from time to time with the Securities and Exchange Commission. The words "would be," "could be," "should be," "probability," "risk," "target," "objective," "may," "will," "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions or variations on such expressions are intended to identify forward-looking statements. All such statements are made in good faith by us pursuant to the "safe harbor" provisions of the U.S. Private Securities Litigation Reform Act of 1995. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of us, except as may be required by applicable law or regulations.

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

We serve our customers through 31 store locations, in addition to 4 loan offices that specialize in commercial, small business and residential mortgage lending. Our stores are open 7 days a week, 361 days a year, with extended lobby and drive-thru hours providing customers with some of the most convenient hours compared to any bank in the markets in which we operate. We offer free checking, free coin counting, and ATM/Debit cards issued on the spot. We also provide access to more than 55,000 surcharge free ATM machines worldwide through the Allpoint network to our customers. Our commitment to deliver best in class customer service not only applies to our store locations, but includes by phone, online and mobile options as well. Our business model is built on customer loyalty and engagement, understanding customer needs and offering the financial products and services to help them achieve their goals and objectives.

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

The CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to address the economic effects of the COVID-19 pandemic. Among other things, the CARES Act provides for the following:

•	Paycheck Protection Program (“PPP”). The CARES Act appropriated $349 billion for “paycheck protection loans” through the PPP. The amount appropriated was subsequently increased to $659 billion. Loans under the PPP that meet U.S. Small Business Administration (“SBA”) requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. In conjunction with the PPP, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has created a lending facility for qualified financial institutions. The Paycheck Protection Program Liquidity Facility (“PPPLF”) will extend credit to depository institutions with a term equal to the term of the pledged loans at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility. The Company participated in both the PPP loan program and the PPPLF in 2020.

•	Troubled Debt Restructuring Relief. From March 1, 2020 through the earlier of December 31, 2020 or 60 days after the termination date of the national emergency declared by the President on March 13, 2020 concerning the COVID–19 outbreak (the “national emergency”), a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a troubled debt restructured (“TDR”), including impairment accounting. This TDR relief is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which TDR relief is applicable. The Company elected to exclude modifications meeting these requirements from TDR classification.

•

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

•

Forbearance. The CARES Act codified in part guidance from state and federal regulators and government-sponsored enterprises, including the 60-day suspension of foreclosures on federally-backed mortgages and requirements that servicers grant forbearance to borrowers affected by COVID-19.

COVID-19 Response Efforts

Republic is committed to providing the financial resources necessary to support the economic recovery in our market. We have taken an active role in participating in the PPP. We quickly developed a process to accept PPP loan applications not only from our valued small business customers, but from non-customers throughout our community as well. As of September 30, 2020, we processed and obtained SBA approval for more than 5,100 PPP loan applications resulting in approximately $683 million in loans. We are now evaluating the guidelines of the Main Street Lending Program designed by the Federal Reserve to support small and medium-sized businesses that were unable to access the PPP or that require additional financial support after receiving a PPP loan. Through the date of issuance, we have not received any applications for Main Street Lending Program loans.

We have also taken a number of steps to mitigate the potential spread of the coronavirus and to assist our customers, employees and other members of the community during this pandemic crisis. As of September 30, 2020 we have:

●	Put procedures and supplies in place at all of our store locations such as plastic shields, notices, hand sanitizer, etc., in accordance with CDC guidelines. Our store lobbies have been re-opened for all transactions including new account openings.

●	Encouraged customers to utilize our online, mobile and telephone banking systems. In addition, we continue to offer more than 55,000 surcharge free ATM machines to all of our customers.

●	Directed our commercial lenders to contact each of their customers to discuss the impact of the current economic conditions on their business and to develop a plan for assistance if required.

●	Implemented a temporary work from home policy for all employees whose primary responsibilities can be completed in this manner.

●	Initiated additional preventative measures by providing guidance and proper supplies to all employees to support appropriate hygiene and social distancing.

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

The balance of loan deferrals has declined quarter to quarter. As of June 30, 2020, we had granted payment deferrals to 491 customers with total outstanding balances of $444 million, or 24% of total loans outstanding. As of September 30, 2020, 95 customers were deferring loan payments with total outstanding balances of $115 million, or 6% of total loans outstanding. Deferrals as of September 30, 2020 were comprised of the following categories: 90 day deferrals amounted to 43 customers with outstanding balances of $45 million and second deferrals amounted to 52 customers with outstanding balances of $70 million. Approximately $65 million, or 3%, of the deferral requests were for deferment of principal balances only. The remaining deferrals include requests to defer both principal and interest payments. The regulatory agencies that supervise financial institutions have issued an Interagency Statement that encourages financial institutions to actively work with borrowers that have been impacted by the effects of the COVID-19 pandemic.

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

Financial Condition

Assets

Total assets increased by $1.6 billion to $5.0 billion at September 30, 2020, compared to $3.3 billion at December 31, 2019. A portion of this increase was temporary in nature driven by short-term borrowings related to the PPP loan program. The Company borrowed $646 million through the Paycheck Protection Program Liquidity Facility (“PPPLF”) as of September 30, 2020 provided by the Federal Reserve Bank. This borrowing was repaid shortly after the quarter ended. The remaining increase was a result of the Company’s continuing growth and expansion strategy which includes the opening of new store locations. During 2020, this expansion effort has been supported by the Company’s participation in the PPP loan program which has resulted in significant growth in relationships with small business customers.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount of these two categories increased by $749.8 million to $918.2 million at September 30, 2020, from $168.3 million at December 31, 2019. The increase is primarily driven by short-term borrowings provided by the PPPLF to fund PPP loans. In addition, a portion of the deposit balances related to funding of PPP loans remain in customer accounts as of September 30, 2020.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the SBA which we usually originate with the intention of selling in the future and residential mortgage loans originated which we also intend to sell in the future. Total SBA loans held for sale were $866,000 at September 30, 2020 as compared to $3.0 million at December 31, 2019. Residential mortgage loans held for sale were $41.7 million at September 30, 2020 compared to $10.3 million at December 31, 2019. The increase in residential mortgage loans held for sale is a result of the higher level of mortgage loan originations in 2020. Loans held for sale, as a percentage of total Company assets, were less than 1% at September 30, 2020.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $38.2 million at September 30, 2020. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit.

Loans increased $878.6 million, or 51%, to $2.6 billion at September 30, 2020, versus $1.7 billion at December 31, 2019. This growth was primarily the result of $683.4 million in PPP loans that were funded by Republic during the second quarter of 2020. Most of these loans are expected to be repaid or forgiven by the SBA in the coming quarters. The remaining increase was a result of loan demand across all categories driven by the successful execution of our relationship banking strategy which focuses on delivering high levels of customer service.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes. Our investment securities classified as available-for-sale consist primarily of SBA bonds, U.S. Government agency collateralized mortgage obligations (“CMO”), agency mortgage-backed securities (“MBS”), municipal securities, and corporate bonds. Available-for-sale securities totaled $440.7 million at September 30, 2020, compared to $539.0 million at December 31, 2019. The decrease was primarily due to the paydown, maturity, or call, of securities totaling $144.1 million and the sale of securities totaling $125.2 million partially offset by the purchase of securities totaling $166.6 million during the first nine months of 2020. At September 30, 2020, the portfolio had a net unrealized gain of $199,000 compared to a net unrealized loss of $1.7 million at December 31, 2019. The change in value of the investment portfolio was driven by a decrease in market interest rates which drove an increase in the value of the securities available-for-sale in our portfolio during the first nine months of 2020.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (“SBIC”) and SBA bonds, CMOs and MBSs. The fair value of securities held-to-maturity totaled $712.4 million and $653.1 million at September 30, 2020 and December 31, 2019, respectively. The increase was primarily due to the purchase of investment securities totaling $208.2 million and an increase of $15.2 million in the value of securities held in the portfolio partially offset by a paydown, maturity, or call of securities totaling $161.0 million during the first nine months of 2020. The change in value of the investment portfolio was driven by a decrease in market interest rates which drove an increase in value of the securities held-to-maturity in our portfolio during the first nine months of 2020.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of September 30, 2020 and December 31, 2019. As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”).

At September 30, 2020 and December 31, 2019, the investment in FHLB capital stock totaled $3.6 million and $2.6 million, respectively. At both September 30, 2020 and December 31, 2019, ACBB capital stock totaled $143,000.  Both the FHLB and ACBB issued dividend payments during the third quarter of 2020.

Premises and Equipment

The balance of premises and equipment increased to $124.0 million at September 30, 2020 from $117.0 million at December 31, 2019. The increase was primarily due to premises and equipment expenditures of $13.2 million less depreciation and amortization expenses of $6.1 million during the first nine months of 2020. New stores were opened in Northfield, NJ in January 2020 and Bensalem, PA in September 2020 bringing the total store count to thirty-one. There are also multiple sites in various stages of development for future store locations.

Other Real Estate Owned

       The balance of other real estate owned was $1.1 million at September 30, 2020 and $1.7 million at December 31, 2019. The decrease was primarily due to sale of one property totaling $586,000 during the nine months ended September 30, 2020.

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

The right-of-use asset is valued as the initial amount of the lease liability obligation adjusted for any initial direct costs, prepaid or accrued rent, and any lease incentives. At September 30, 2020 and December 31, 2019, the balance of operating leases – right-of-use asset was $68.4 million and $64.8 million, respectively.

Goodwill

Goodwill amounted to $0 at September 30, 2020 and $5.0 million at December 31, 2019. Goodwill was initially recorded in July 2016 upon the acquisition of Oak Mortgage Company and has been evaluated on an annual basis for impairment. Impairment is a condition that exists when the carrying amount of goodwill exceeds its implied fair value. There was no goodwill impairment recorded during the year ended December 31, 2019.

In connection with the review of our financial condition in light of the COVID-19 pandemic, we evaluated our assets, including goodwill and other intangibles for potential impairment as of September 30, 2020. As a result of the continuing impact of the COVID-19 pandemic, the uncertainty surrounding future economic conditions, and the sustained decrease in the market value of the Company’s common stock, management determined that a triggering event had occurred with respect to goodwill and potential impairment and performed an Interim Period Quantitative Goodwill Impairment Tests as of September 30, 2020. This analysis resulted in an impairment charge of $5.0 million which was recorded during the third quarter of 2020. This charge resulted in a complete write-off of all goodwill currently on the balance sheet. The estimated fair value of the Company was determined based on a combination of methods including discounted cash flows of future earnings and an estimated sales price based on observable market transactions of similar financial institutions. The impairment charge represents a non-cash accounting transaction which had no impact on tangible capital and minimal effect on regulatory capital as of September 30, 2020.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $906.4 million to $3.9 billion at September 30, 2020 from $3.0 billion at December 31, 2019. This increase was partially attributed to the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction. This strategy has also allowed us to build a stable core-deposit base and nearly eliminate our dependence upon the more volatile sources of funding found in brokered and wholesale deposits. The increase in demand deposits is also a result of our participation in the PPP loan program. When the PPP loans were closed the funds were deposited in Republic checking accounts. These deposits are expected to decline as the borrowers spend the funds on qualified expenses under the program.

Short-Term Borrowings

At September 30, 2020, we had short-term borrowings totaling $646.3 million compared to $0 at December 31, 2019. The source of the $646.3 million in short-term borrowings at September 30, 2020 was the PPPLF for the purpose of funding PPP loans currently held on the balance sheet.

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

The operating lease liability obligation is calculated as the present value of the lease payments, using the discount rate specified in the lease, or if that is not available, our incremental borrowing rate. At September 30, 2020 and December 31, 2019, the balance of the operating lease liability obligation was $73.0 million and $68.9 million, respectively.

Shareholders’ Equity

Total shareholders’ equity increased $53.8 million to $302.9 million at September 30, 2020 compared to $249.2 million at December 31, 2019. The increase during the first nine months of 2020 was primarily due to the net proceeds of a preferred stock offering of $48.3 million, a $2.9 million decrease in accumulated other comprehensive losses associated with an increase in the market value of the investment securities portfolio, stock based compensation of $1.5 million, and net income of $953,000. The shift in market value of the securities portfolio was primarily driven by a decrease in market interest rates which drove an increase in the market value of the securities held in our portfolio.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

We reported a net loss of $966,000, or ($0.02) per diluted share, for the three months ended September 30, 2020 and compared to a net loss of $1.8 million, or ($0.03) per diluted share for the three months ended September 30, 2019. Excluding a $5.0 million goodwill impairment charge, core earnings of $2.8 million, or $.04 per diluted share, were recognized. The increase in core earnings year over year was primarily driven by participation in the PPP loan program in addition to cost control measures implemented by management. We have recognized origination fees associated with the PPP loan program as interest income during the third quarter of 2020. The net interest margin decreased to 2.35% for the three month period ended September 30, 2020 compared to 2.82% for the three month period ended September 30, 2019. The interest rate on the loans originated under the PPP loan program is fixed at 1.00% which caused a decline in the yield on interest earning assets in the third quarter of 2020. In addition, the rate cuts enacted by the Federal Reserve during the first quarter of 2020 has created a lower interest rate environment resulting in margin compression.

Net interest income was $22.9 million for the three month period ended September 30, 2020 compared to $19.4 million for the three months ended September 30, 2019. Interest income increased $2.4 million, or 9%, primarily due to an increase in average loans receivable balances driven by our growth strategy along with participation in the PPP loan program. Interest expense decreased $1.2 million, or 18%, primarily due to a decrease in the average rate paid on deposit balances. The net interest margin decreased by 47 basis points to 2.35% during the third quarter of 2020 compared to 2.82% during the third quarter of 2019.

We recorded a provision for loan losses in the amount of $850,000 for the three months ended September 30, 2020 and a provision for loan losses in the amount of $450,000 for the three months ended September 30, 2019. A higher provision was primarily due to an increase in the allowance required for loans collectively evaluated for impairment which includes increasing qualitative factors for considerations related to COVID-19, specifically those factors that account for the state of the economic environment that Republic is doing business in, as well as the nature of and concentration in certain credit types within the loan portfolio. We have elected to defer the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as permitted by the CARES Act for the three months ended September 30, 2020.

Non-interest income increased by $3.5 million to $10.0 million during the three months ended September 30, 2020 compared to $6.6 million during the three months ended September 30, 2019. The increase during the three months ended September 30, 2020 was primarily due to mortgage banking income driven by mortgage loan originations, loan and servicing fees, and higher service fees on deposit accounts which is driven by growth in deposit balances and an increase in the number of accounts, partially offset by a decrease in gains on sale of SBA loans and a decrease in the gains on the sale of investment securities.

Non-interest expenses increased $5.8 million to $33.6 million during the three months ended September 30, 2020 compared to $27.8 million during the three months ended September 30, 2019. This increase was primarily driven by a non-recurring goodwill impairment charge totaling $5.0 million during the third quarter of 2020. We have incurred costs related to our expansion into New York City as we hired a management and lending team and commenced rent payments for our store locations. Our first store in New York City opened at 14th Street & 5th Avenue in Manhattan in July 2019. Construction was completed on a second store location at 51st Street & 3rd Avenue in November 2019. The full year impact of the New York expansion has resulted in non-interest expense during 2020. Cost control measures implemented by management have had a positive effect in limiting expense growth in other areas of operation.

We recorded a benefit for income taxes in the amount of $503,000 during the three months ended September 30, 2020 compared to a $516,000 benefit for income taxes during the three months ended September 30, 2019.

Return on average assets and average equity from continuing operations was (0.09%) and (1.40%), respectively, during the three months ended September 30, 2020 compared to (0.24%) and (2.88%), respectively, for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

We reported net income of $953,000, or $0.02 per diluted share, for the nine months ended September 30, 2020 compared to a net loss of $1.0 million, or ($0.02) per diluted share, for the nine months ended September 30, 2019. Excluding a $5.0 million goodwill impairment charge, core earnings of $4.7 million, or $.08 per diluted share, were recognized. The increase in core earnings year over year was primarily driven by participation in the PPP loan program in addition to cost control measures implemented by management. We have recognized the origination fees associated with the PPP loan program as interest income during the nine months ended September 30, 2020. The net interest margin decreased by 39 basis points to 2.53% during nine months ended September 30, 2020 compared to 2.92% during the nine months ended September 30, 2019. The interest rate on the loans originated under the PPP loan program is fixed at 1.00% which caused a decline in the yield on interest earning assets. In addition, the rate cuts enacted by the Federal Reserve during the first quarter of 2020 has created a lower interest rate environment resulting in margin compression.

Net interest income for the nine months ended September 30, 2020 was $66.1 million as compared to $57.9 million for the nine months ended September 30, 2019. Interest income increased $5.7 million, or 7%, primarily due to an increase in average loans receivable balances driven by our growth strategy along with participation in the PPP loan program. Interest expense decreased $2.5 million, or 12%, primarily due to a decrease in the average rate paid on deposit balances. The net interest margin decreased to 2.53% during nine months ended September 30, 2020 compared to 2.92% during the nine months ended September 30, 2019.

We recorded a provision for loan losses of $2.8 million for the nine months ended September 30, 2020 compared to a provision for loan losses of $750,000 for the nine months ended September 30, 2019. A higher provision in 2020 was primarily due to an increase in the allowance required for loans collectively evaluated for impairment which includes increasing qualitative factors for considerations related to COVID-19, specifically those factors that account for the state of the economic environment that Republic is doing business in, as well as the nature of and concentration in certain credit types within the loan portfolio. We have elected to defer the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as permitted by the CARES Act for the nine months ended September 30, 2020.

Non-interest income increased $6.5 million to $25.0 million during the nine months ended September 30, 2020 compared to $18.5 million during the nine months ended September 30, 2019. The increase during the nine months ended September 30, 2020 was primarily due to increases in mortgage banking income, gains on the sale of investment securities, loan and servicing fees, and service fees and deposit accounts, partially offset by a decrease in gains on the sale of SBA loans.

Non-interest expenses increased $10.5 million to $87.5 million during the nine months ended September 30, 2020 as compared to $77.0 million during the nine months ended September 30, 2019. This increase was primarily driven by a non-recurring goodwill impairment charge totaling $5.0 million during 2020. We have incurred costs related to our expansion into New York City as we hired a management and lending team and commenced rent payments for our store locations. Our first store in New York City opened at 14th Street & 5th Avenue in Manhattan in July 2019. Construction was completed on a second store location at 51st Street & 3rd Avenue in November 2019. The full year impact of the New York expansion has also driven the increase in non-interest expense during 2020. Cost control measures implemented by management have had a positive effect in limiting expense growth in other areas of operation.

We recorded a benefit for income taxes in the amount of $158,000 during the nine months ended September 30, 2020 compared to a $319,000 benefit for income taxes during the nine months ended September 30, 2019.

Return on average assets and average equity from continuing operations were 0.03% and 0.49%, respectively, during the nine months ended September 30, 2020 compared to (0.05%) and (0.55%), respectively, for the nine months ended September 30, 2019.

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

Average Balances and Net Interest Income

	For the three months ended September 30, 2020			For the three months ended September 30, 2019
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$383,632	$99	0.10%	$146,446	$777	2.10%
Investment securities and restricted stock (2)	908,166	3,784	1.67%	1,055,154	6,743	2.56%
Loans receivable (2)	2,617,981	24,829	3.77%	1,540,834	18,816	4.84%
Total interest-earning assets	3,909,779	28,712	2.92%	2,742,434	26,336	3.81%
Other assets	269,111			247,682
Total assets	$4,178,890			$2,990,116

Interest-earning liabilities:
Demand – non-interest bearing	$1,043,116			$563,691
Demand – interest bearing	1,541,837	3,056	0.79%	1,168,404	3,752	1.27%
Money market & savings	980,979	1,613	0.65%	702,547	1,814	1.02%
Time deposits	217,554	884	1.62%	208,624	1,123	2.14%
Total deposits	3,783,486	5,553	0.58%	2,643,266	6,689	1.00%
Total interest-bearing deposits	2,740,370	5,553	0.81%	2,079,575	6,689	1.28%
Other borrowings	32,343	77	0.95%	14,037	137	3.87%
Total interest-bearing liabilities	2,772,713	5,630	0.81%	2,093,612	6,826	1.29%
Total deposits and other borrowings	3,815,829	5,630	0.59%	2,657,303	6,826	1.02%
Non-interest bearing other liabilities	87,878			81,872
Shareholders’ equity	275,183			250,941
Total liabilities and shareholders’ equity	$4,178,890			$2,990,116
Net interest income (2)		$23,082			$19,510
Net interest spread			2.11%			2.52%
Net interest margin (2)			2.35%			2.82%

(1)Yields on investments are calculated based on amortized cost.

(2)Net interest income and net interest margin are presented on a tax equivalent basis, a Non-GAAP measure. Net interest income has been increased over the financial statement amount by $152 and $128 for the three months ended September 30, 2020 and 2019, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Average Balances and Net Interest Income

	For the nine months ended September 30, 2020			For the nine months ended September 30, 2019
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$221,698	$438	0.26%	$96,245	$1,631	2.27%
Investment securities and restricted stock (2)	1,032,289	15,687	2.03%	1,069,304	21,347	2.66%
Loans receivable (2)	2,255,283	68,032	4.03%	1,506,482	55,408	4.92%
Total interest-earning assets	3,509,270	84,157	3.20%	2,672,031	78,386	3.92%
Other assets	265,498			218,947
Total assets	$3,774,768			$2,890,978

Interest-earning liabilities:
Demand – non-interest bearing	$891,385			$533,922
Demand – interest bearing	1,426,181	9,333	0.87%	1,142,515	11,896	1.39%
Money market & savings	864,517	4,827	0.75%	691,876	4,894	0.95%
Time deposits	217,526	3,138	1.93%	179,936	2,608	1.94%
Total deposits	3,399,609	17,298	0.68%	2,548,249	19,398	1.02%
Total interest-bearing deposits	2,508,224	17,298	0.92%	2,014,327	19,398	1.29%
Other borrowings	29,932	293	1.31%	26,836	681	3.39%
Total interest-bearing liabilities	2,538,156	17,591	0.93%	2,041,163	20,079	1.32%
Total deposits and other borrowings	3,429,541	17,591	0.69%	2,575,085	20,079	1.04%
Non-interest bearing other liabilities	85,481			67,182
Shareholders’ equity	259,746			248,711
Total liabilities and shareholders’ equity	$3,774,768			$2,890,978
Net interest income (2)		$66,566			$58,307
Net interest spread			2.27%			2.60%
Net interest margin (2)			2.53%			2.92%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis, a Non-GAAP measure. Net interest income has been increased over the financial statement amount by $455 and $414 for the nine months ended September 30, 2020 and 2019, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

	For the three months ended September 30, 2020 vs. 2019			For the nine months ended September 30, 2020 vs. 2019
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$80	$(758)	$(678)	$248	$(1,441)	$(1,193)
Securities	(763)	(2,196)	(2,959)	(562)	(5,098)	(5,660)
Loans	10,503	(4,490)	6,013	22,447	(9,823)	12,624
Total interest-earning assets	9,820	(7,444)	2,376	22,133	(16,362)	5,771

Interest expense:
Deposits
Interest-bearing demand deposits	772	(1,468)	(696)	1,854	(4,417)	(2,563)
Money market and savings	498	(699)	(201)	995	(1,062)	(67)
Time deposits	7	(246)	(239)	542	(12)	530
Total deposit interest expense	1,277	(2,413)	(1,136)	3,391	(5,491)	(2,100)
Other borrowings	16	(76)	(60)	8	(396)	(388)
Total interest expense	1,293	(2,489)	(1,196)	3,399	(5,887)	(2,488)
Net interest income	$8,527	$(4,955)	$3,572	$18,734	$(10,475)	$8,259

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the three months ended September 30, 2020 increased $3.6 million, or 18%, over the same period in 2019. Interest income on interest-earning assets totaled $28.7 million and $26.3 million for the three months ended September 30, 2020 and 2019, respectively. The increase in interest income earned was primarily the result of an increase in the average balances of loans receivable related to our growth and expansion strategy along with our participation in the PPP loan program. The increase in interest income on loans was partially offset by a decline in interest income related to the securities portfolio. The decline has been driven by an increase in prepayment speeds on mortgage-backed securities held in the investment portfolio resulting in an acceleration of premiums. Total interest expense for the three months ended September 30, 2020 decreased by $1.2 million, or 18%, to $5.6 million from $6.8 million for the same period in 2019. Interest expense on deposits decreased by $1.1 million, or 17%, for the three months ended September 30, 2020 versus the same period in 2019 due primarily to a decrease in the average rate on deposit balances. Interest expense on other borrowings decreased by $60,000 for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due to a decrease in the average rate on overnight borrowings.

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the nine months ended September 30, 2020 increased $8.3 million, or 14%, over the same period in 2019. Interest income on interest-earning assets totaled $84.2 million and $78.4 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in interest income earned was primarily the result of an increase in the average balances of loans receivable related to our growth and expansion strategy along with our participation in the PPP loan program. The increase in interest income on loans was partially offset by a decline in interest income related to the securities portfolio. This decline has been driven by an increase in prepayment speeds on mortgage-backed securities held in the investment portfolio resulting in an acceleration of premiums. Total interest expense for the nine months ended September 30, 2020 decreased by $2.5 million, or 12%, to $17.6 million from $20.1 million for the same period in 2019. Interest expense on deposits decreased by $2.1 million, or 11%, for the nine months ended September 30, 2020 versus the same period in 2019 due primarily to a decrease in the average rate on deposit balances. Interest expense on other borrowings decreased by $388,000 for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 due to a decrease in the average rate overnight borrowings.

     Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 2.11% during the three months ended September 30, 2020 compared to 2.52% during the three months ended September 30, 2019 and was 2.27% during the nine months ended September 30, 2020 compared to 2.60% during nine months ended September 30, 2019. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. For the three months ended September 30, 2020 and September 30, 2019, the fully tax-equivalent net interest margin was 2.35% and 2.82%, respectively. The decrease in the net interest margin for the three months ended September 30, 2020 was a result of the challenging nature of the interest rate environment driven by a flat yield curve, actions taken by the Federal Reserve in the first quarter of 2020, and fixed rate 1.00% loans generated through PPP lending. For the nine months ended September 30, 2020 and September 30, 2019, the fully tax-equivalent net interest margin was 2.53% and 2.92%, respectively. The net interest margin for the nine months ended September 30, 2020 decreased primarily due to the challenging nature of the interest rate environment driven by a flat yield curve, actions taken by the Federal Reserve in the first quarter of 2020, and fixed rate 1.00% loans generated through PPP lending.

Provision for Loan Losses

We recorded an $850,000 provision for loan losses for the three months ended September 30, 2020 as compared to $450,000 provision for the three months ended September 30, 2019. We recorded a $2.8 million provision for loan losses for the nine months ended September 30, 2020 as compared to $750,000 for the nine months ended September 30, 2019. During the three and nine months ended September 30, 2020, there was an increase in the allowance required for loans collectively evaluated for impairment which has been adjusted for certain qualitative factors related to COVID-19, specifically those factors that account for the state of the economic environment that Republic is doing business in, as well as the nature of and concentration in certain credit types within the loan portfolio. We have elected to defer the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as permitted by the CARES Act for the three and nine months ended September 30, 2020.

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

Non-Interest Income

Total non-interest income for the three months ended September 30, 2020 increased $3.5 million, or 53%, compared to the three months ended September 30, 2019. Mortgage banking income totaled $5.0 million during the three months ended September 30, 2020 which represents an increase of $2.2 million from the same period in 2019. The increase in mortgage banking income has been driven by an increase in residential mortgage loan volumes. Lower interest rates have resulted in a significant increase in customer applications for refinancing and new home purchases. Loan and servicing fees totaled $917,000 for the three months ended September 30, 2020 which represents an increase of $660,000 from the same period in 2019. Service fees on deposit accounts totaled $2.1 million for the three months ended September 30, 2020 which represents an increase of $144,000 over the same period in 2019. This increase was due to the growth in the number of customer accounts and transaction volume. Gains of $279,000 were recognized on the sale of investment securities during the three months ended September 30, 2020 compared to gains of $520,000 on the sale of investment securities during the three months ended September 30, 2019. Gains on the sale of SBA loans totaled $649,000 for the three months ended September 30, 2020, a decrease of $295,000, compared to $944,000 for the same period in 2019.

Total non-interest income for the nine months ended September 30, 2020 increased $6.5 million, or 35%, compared to the nine months ended September 30, 2019. Mortgage banking income totaled $10.8 million for the nine months ended September 30, 2020, an increase of $2.8 million, compared to $8.0 million during the nine months ended September 30, 2019. The increase in mortgage banking income has been driven by an increase in residential mortgage loan volumes. Lower interest rates have resulted in a significant increase in customer applications for refinancing and new home purchases. Gains of $2.8 million were recognized on the sale of investment securities during the nine months ended September 30, 2020 compared to gains of $1.1 million on the sale of investment securities during the nine months ended September 30, 2019. Loan and servicing fees totaled $2.2 million for the nine months ended September 30, 2020 which represents an increase of $996,000 from the same period in 2019. Service fees on deposit accounts totaled $6.2 million for the nine months ended September 30, 2020 which represents an increase of $716,000 over the same period in 2019. This increase was due to the growth in the number of customer accounts and transaction volume. Gains on the sale of SBA loans totaled $1.6 million for the nine months ended September 30, 2020, a decrease of $1.0 million, compared to $2.6 million for the same period in 2019.

Non-Interest Expenses

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Non-interest expenses increased $5.8 million, or 21%, for the three months ended September 30, 2020 compared to the same period in 2019. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits increased by $282,000, or 2%, for the three months ended September 30, 2020 compared to the same period in 2019. Increases driven by new store openings have been offset by cost control initiatives which have had a positive effect on salary and benefit costs. There were thirty-one stores open as of September 30, 2020 compared to twenty-eight stores at September 30, 2019.

Occupancy expense, including depreciation and amortization expenses, increased by $790,000, or 17%, for the three months ended September 30, 2020 compared to the same period last year, as a result of our continuing growth and expansion strategy.

Other real estate expenses totaled $80,000 during the three months ended September 30, 2020, a decrease of $719,000, or 90%, compared to the same period in 2019. The decrease is related to lower costs on foreclosed assets as a result of a reduction in the number of OREO properties held in 2020 as compared to 2019.

All other non-interest expenses increased by $5.4 million, or 68%, for the three months ended September 30, 2020 compared to the same period last year. A goodwill impairment charge of $5.0 million was recorded in the third quarter of 2020. Other increases in regulatory assessments and costs, debit card processing, data processing, appraisal and other loan expenses, and other expenses resulting from our expansion strategy also contributed to the growth in other operating expenses.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Non-interest expenses increased $10.5 million, or 13%, for the nine months ended September 30, 2020 compared to the same period in 2019. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits increased by $776,000, or 2%, for the nine months ended September 30, 2020 compared to the same period in 2019. Increases driven by new store openings have been offset by cost control initiatives which have had a positive effect on salary and benefit costs. There were thirty-one stores open as of September 30, 2020 compared to twenty-eight stores at September 30, 2019.

Occupancy expense, including depreciation and amortization expenses, increased by $3.4 million, or 26%, for the nine months ended September 30, 2020 compared to the same period last year, as a result of our continuing growth and expansion strategy.

Other real estate expenses totaled $437,000 during the nine months ended September 30, 2020, a decrease of $1.2 million, or 74%, compared to the same period in 2019. The decrease is related to lower costs on foreclosed assets as a result of a reduction in the number of OREO properties held in 2020 as compared to 2019.

All other non-interest expenses increased by $7.5 million, or 34%, for the nine months ended September 30, 2020 compared to the same period last year. A goodwill impairment charge of $5.0 million was recorded in the third quarter of 2020. Other increases in regulatory assessments and costs, debit card processing, data processing, appraisal and other loan expenses, and other expenses resulting from our expansion strategy also contributed to the growth in other operating expenses.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net non-interest expenses to average assets, a non-GAAP measure. For the purposes of this calculation, net non-interest expenses equal non-interest expenses less non-interest income. For the three months ended September 30, 2020, this ratio was 2.24% compared to 2.82% for the three months ended September 30, 2019. For the nine months ended September 30, 2020, the ratio was 2.21% compared to 2.70% for the nine months ended September 30, 2019, respectively. The decrease in this ratio was mainly due to the increase in average assets.

       Another productivity measure utilized by management is the operating efficiency ratio, a non-GAAP measure. This ratio expresses the relationship of non-interest expenses to net interest income plus non-interest income. For the three months ended September 30, 2020, the operating efficiency ratio was 101.9% compared to 107.3% for the three months ended September 30, 2019. The efficiency ratio was 96.1% for the nine months ended September 30, 2019 compared to 100.8% for the nine months ended September 30, 2019. The decrease in this ratio for three and nine months ended September 30, 2020 was due to net interest income and non-interest income increasing at a faster rate than non-interest expenses.

Benefit for Income Taxes

We recorded a benefit for income taxes in the amount of $503,000 for the three months ended September 30, 2020, compared to a $516,000 benefit for the three months ended September 30, 2019. For the nine months ended September 30, 2020, we recorded a benefit for income taxes of $158,000 compared to a $319,000 benefit for the nine months ended September 30, 2019. The effective tax rates for the three months ended September 30, 2020 and 2019 were (34%) and (22%), respectively. For the nine months ended September 30, 2020 and 2019, the effective tax rates were (20%) and (24%), respectively. Differences in the effective tax rates are a result of the level of tax exempt interest income relative to pre-tax income (loss).

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

Based on the guidance provided in ASC 740, we believed that the positive evidence considered at September 30, 2020 and December 31, 2019 outweighed the negative evidence and that it was more likely than not that all of our deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance is not required.

The net deferred tax asset balance was $12.1 million as of September 30, 2020 and $12.6 million as of December 31, 2019. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

Net Income (Loss) and Net Income (Loss) per Common Share

       The net loss for the three months ended September 30, 2020 was $966,000, an increase of $856,000, compared to a net loss of $1.8 million recorded for the three months ended September 30, 2020. The net loss for the three months ended September 30, 2020 was primarily driven by goodwill impairment partially offset by participation in the PPP loan program and cost control measures implemented by management.

Net income for the nine months ended September 30, 2020 was $953,000, an increase of $2.0 million, compared to net loss of $1.0 million recorded for the nine months ended September 30, 2019. The increase in net income for the nine months ended September 30, 2020 was due to participation in the PPP loan program and cost control measures implemented by management partially offset by goodwill impairment.

For the three month period ended September 30, 2020, basic and fully-diluted net loss per common share was ($0.02) and for the three month period ended September 30, 2019, basic and fully-diluted net income per common share was ($0.03). For the nine month period ended September 30, 2020, basic and fully-diluted net income per common share was $0.02 and for the nine month period ended September 30, 2019, basic and fully-diluted net loss per common share was ($0.02).

Return on Average Assets and Average Equity

       Return on average assets (“ROA”) measures our net income in relation to our total average assets. The ROA for the three months ended September 30, 2020 was (0.09%), compared to (0.24%) for the three months ended September 30, 2019. The ROA for the nine months ended September 30, 2020 and 2019 was 0.03% and (0.05%), respectively. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by our shareholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was (0.24%) for the three months September 30, 2020, compared to (2.88%) for the three months ended September 30, 2019. The ROE for the nine months ended September 30, 2020 and 2019 was 0.49% and (0.55%), respectively.

Commitments, Contingencies and Concentrations

Financial instruments with contract amounts representing potential credit risk were commitments to extend credit of approximately $388.7 million and $329.9 million, and standby letters of credit of approximately $18.4 million and $17.2 million, at September 30, 2020 and December 31, 2019, respectively. These financial instruments constitute off-balance sheet arrangements. Commitments often expire without being drawn upon. Substantially all of the $407.1 million of commitments to extend credit at September 30, 2020 were committed as variable rate credit facilities.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of September 30, 2020 and December 31, 2019 for guarantees under standby letters of credit issued is not material.

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

Management believes that the Company and Republic met, as of September 30, 2020 and December 31, 2019, all applicable capital adequacy requirements. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed Republic’s category.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

The following table presents our regulatory capital ratios at September 30, 2020, and December 31, 2019.

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2020:

Total risk-based capital
Republic	$292,585	12.72%	$183,998	8.00%	$241,497	10.50%	$229,997	10.00%
Company	322,285	13.98%	184,462	8.00%	242,106	10.50%	-	-%
Tier 1 risk-based capital
Republic	280,734	12.21%	137,998	6.00%	195,498	8.50%	183,998	8.00%
Company	310,434	13.46%	138,346	6.00%	195,990	8.50%	-	-%
CET 1 risk-based capital
Republic	280,734	12.21%	103,499	4.50%	160,998	7.00%	149,498	6.50%
Company	251,109	10.89%	103,760	4.50%	161,404	7.00%	-	-%
Tier 1 leveraged capital
Republic	280,949	7.98%	140,749	4.00%	140,749	4.00%	175,937	5.00%
Company	302,938	8.81%	140,978	4.00%	140,978	4.00%	-	-%

At December 31, 2019:

Total risk-based capital
Republic	$252,307	11.94%	$169,016	8.00%	$221,833	10.50%	$211,270	10.00%
Company	261,759	12.37%	169,251	8.00%	222,141	10.50%	-	-%
Tier 1 risk-based capital
Republic	243,041	11.50%	126,762	6.00%	179,579	8.50%	169,016	8.00%
Company	252,493	11.93%	126,938	6.00%	179,829	8.50%	-	-%
CET 1 risk-based capital
Republic	243,041	11.50%	95,071	4.50%	147,889	7.00%	137,325	6.50%
Company	241,493	11.41%	95,203	4.50%	148,094	7.00%	-	-%
Tier 1 leveraged capital
Republic	245,158	7.54%	128,935	4.00%	128,935	4.00%	161,169	5.00%
Company	249,168	7.83%	129,058	4.00%	129,058	4.00%	-	-%

Dividend Policy

We have not paid any cash dividends on our common stock. We have no plans to pay cash dividends on our common stock in 2020. Dividends payable on our Series A Preferred Stock are non-cumulative and will be paid, if and when declared by the Board of Directors, at the per annum rate of 7.00%, quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Our ability to pay dividends depends primarily on receipt of dividends from our subsidiary, Republic. Dividend payments from Republic are subject to legal and regulatory limitations.  The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $918.2 million at September 30, 2020, compared to $168.3 million at December 31, 2019. The increase is primarily driven by short-term borrowings provided by the PPPLF to fund the PPP loans. Loan maturities and repayments are another source of asset liquidity. At September 30, 2020, Republic estimated that more than $95.0 million of loans would mature or repay in the six-month period ending March 31, 2021. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At September 30, 2020, we had outstanding commitments (including unused lines of credit and letters of credit) of $407.1 million. Certificates of deposit scheduled to mature in one year totaled $189.5 million at September 30, 2020. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB. Our maximum borrowing capacity with the FHLB was $1.0 billion at September 30, 2020. At September 30, 2020 and December 31, 2019, we had no outstanding term borrowings. At September 30, 2020, we had outstanding overnight borrowings of $646.3 million. The outstanding overnight borrowings of $646.3 million were repaid on October 1, 2020. We had no outstanding overnight borrowings at December 31, 2019. As of September 30, 2020, FHLB had issued letters of credit, on Republic’s behalf, totaling $250.0 million against our available credit line as compared to $150.0 million as of December 31, 2019. We also established a contingency line of credit of $10.0 million with ACBB and a Fed Funds line of credit with Zions Bank in the amount of $15.0 million to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit or the Zions Fed Funds line at both September 30, 2020 and December 31, 2019.

Investment Securities Portfolio

At September 30, 2020, we identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of our asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of our asset/liability management. Our investment securities classified as available for sale consist primarily of SBA bonds, CMOs, MBSs, municipal securities, and corporate bonds. Available for sale securities totaled $440.7 million and $539.0 million as of September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, securities classified as available for sale had a net unrealized gain of $198,000 and a net unrealized loss of $1.7 million at December 31, 2019.

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $38.2 million at September 30, 2020. Individual customers may have several loans often secured by different collateral.

During the second and third quarters of 2020 we participated in the PPP loan program which had a significant effect on outstanding loan balances as of September 30, 2020. We viewed this program as an opportunity to not only assist existing small business customers throughout our footprint during this extraordinary time of need, but to provide assistance to non-customers as well. We obtained approval from the SBA for more than 5,100 loan applications which resulted in an increase in $683 million in outstanding loans at September 30, 2020. Almost all of these loans have a two year maturity, but most are expected to be forgiven by the SBA and repaid much earlier than the stated maturity date. These loans have an interest rate of 1.00% and included an origination fee paid by the SBA between 1% and 5% of the loan balance. Gross origination fees of approximately $23 million were earned by Republic which will be amortized and reported as interest income over the life of the loans. After deduction of deferred costs and fees related to the PPP program, $15 million of net revenue has been deferred and will be recognized as income in future periods. The Federal Reserve Bank has established the PPPLF program to provide funding for the PPP loans which, if utilized, results in exclusion of the PPP asset balances from the regulatory leverage ratio calculation.

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

The following table shows information concerning loan delinquency and non-performing assets as of the dates indicated (dollars in thousands):

	September 30, 2020	December 31, 2019
Loans accruing, but past due 90 days or more	$-	$-
Non-accrual loans	12,449	12,413
Total non-performing loans	12,449	12,413
Other real estate owned	1,113	1,730
Total non-performing assets	$13,562	$14,143

Non-performing loans as a percentage of total loans, net of unearned income	0.47%	0.71%
Non-performing assets as a percentage of total assets	0.27%	0.42%

Non-performing asset balances decreased by $581,000 to $13.6 million as of September 30, 2020 from $14.1 million at December 31, 2019. Non-accrual loans remained relatively flat at $12.4 million at September 30, 2020 compared to December 31, 2019. There were no loans accruing, but past due 90 days or more at both September 30, 2020 and December 31, 2019. At September 30, 2020 and December 31, 2019, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

We have taken a proactive approach to analyze and prepare for the potential challenges to be faced as the effects of the economic downturn begin to unfold. A detailed analysis of loan concentrations and segments that may present the areas of highest risk has been prepared. Our commercial lending team has initiated contact with a majority of our loan customers to discuss the impact that this pandemic crisis has had on their businesses to date and the expected ramifications that could be felt in the future. We have initiated payment deferrals for all customers that had an immediate need for assistance. Further, where appropriate we have worked with borrowers to facilitate access to PPP loans. These loans will assist in addressing liquidity needs of our borrowers, and mitigate credit issues for the terms of the loans. The regulatory agencies that supervise financial institutions have issued an Interagency Statement that not only encourages financial institutions to actively work with borrowers that have been impacted by the effects of COVID-19, but will not automatically consider loan modifications granted under these circumstances as troubled debt restructurings.

The following table presents our 30 to 89 days past due loans at September 30, 2020 and December 31, 2019.

(dollars in thousands)	September 30,	December 31,
	2020	2019
30 to 59 days past due	$1,025	$112
60 to 89 days past due	858	1,823
Total loans 30 to 89 days past due	$1,883	$1,935

Loans with payments 30 to 89 days past due decreased to $1.9 million at September 30, 2020. Payment deferrals were granted to customers in the third quarter of 2020 that made requests and had an immediate need for assistance. Through the date of issuance, more than 89% of the customers that were granted approval for deferral of loan payments have resumed the originally scheduled payment of their outstanding loans.

Other Real Estate Owned

The balance of other real estate owned was $1.1 million at September 30, 2020 and $1.7 million at December 31, 2019. The following table presents a reconciliation of other real estate owned for the nine months ended September 30, 2020 and the year ended December 31, 2019:

(dollars in thousands)	September 30, 2020	December 31, 2019
Beginning Balance, January 1st	$1,730	$6,223
Additions	-	1,225
Valuation adjustments	(31)	(646)
Dispositions	(586)	(5,072)
Ending Balance	$1,113	$1,730

At September 30, 2020, we had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

Allowance for Loan Losses

We have elected to defer the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as permitted by the CARES Act for the nine months ended September 30, 2020, effective as of January 1, 2020.

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish an allowance against loan losses on a quarterly basis. When an increase in this allowance is necessary, a provision for loan losses is charged to earnings. The allowance for loan losses consists of three components. The first component is allocated to individually evaluated loans found to be impaired and is calculated in accordance with ASC 310 Receivables. The second component is allocated to all other loans that are not individually identified as impaired pursuant to ASC 310-10 (“non-impaired loans”). This component is calculated for all non-impaired loans on a collective basis in accordance with ASC 450 Contingencies. PPP loans are fully guaranteed by the US Government and as such have no allowance associated with them. The third component is an unallocated allowance to account for a level of imprecision in management’s estimation process.

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

Factors considered in the calculation of the allowance for non-impaired loans include several qualitative and quantitative factors such as historical loss experience, trends in delinquency and nonperforming loan balances, changes in risk composition and underwriting standards, experience and ability of management, and general economic conditions along with other external factors. Historical loss experience is analyzed by reviewing charge-offs over a three year period to determine loss rates consistent with the loan categories depicted in the allowance for loan loss table below. The allowance for non-impaired loans includes increasing qualitative factors for considerations related to COVID-19, specifically those factors that account for the state of the economic environment that Republic is doing business in, as well as the nature of and concentration in certain credit types within the loan portfolio.

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

An analysis of the allowance for loan losses for the nine months ended September 30, 2020 and 2019, and the twelve months ended December 31, 2019 is as follows:

(dollars in thousands)	For the nine months ended September 30, 2020	For the twelve months ended December 31, 2019	For the nine months ended September 30, 2019

Balance at beginning of period	$9,266	8,615	$8,615
Charge-offs:
Commercial real estate	-	-	-
Construction and land development	-	-	-
Commercial and industrial	84	1,356	1,002
Owner occupied real estate	48	-	-
Consumer and other	67	126	117
Residential mortgage	67	-	-
Paycheck protection program	-	-	-
Total charge-offs	266	1,482	1,119
Recoveries:
Commercial real estate	-	-	-
Construction and land development	2	-	-
Commercial and industrial	38	217	213
Owner occupied real estate	1	2	1
Consumer and other	10	9	7
Residential mortgage	-	-	-
Paycheck protection program	-	-	-
Total recoveries	51	228	221
Net charge-offs/(recoveries)	215	1,254	898
Provision for loan losses	2,800	1,905	750
Balance at end of period	$11,851	9,266	$8,467

Average loans outstanding(1)	$2,255,283	1,544,904	$1,506,482
As a percent of average loans:(1)
Net charge-offs (annualized)	0.01%	0.08%	0.08%
Provision for loan losses (annualized)	0.17%	0.12%	0.07%
Allowance for loan losses	0.53%	0.60%	0.56%
Allowance for loan losses to:
Total loans, net of unearned income	0.45%	0.53%	0.54%
Total non-performing loans	95.20%	74.65%	70.25%

(1)Includes non-accruing loans.

We recorded a provision for loan losses of $850,000 for the three month period ended September 30, 2020 and $2.8 million for the nine months ended September 30, 2020. We recorded a provision for loan losses of $450,000 for the three month period ended September 30, 2019 and $750,000 for the nine months ended September 30, 2019. During the first nine months of 2020, there was an increase in the allowance required for loans collectively evaluated for impairment.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 95.2% at September 30, 2020, compared to 74.7% at December 31, 2019 and 70.3% at September 30, 2019. Total non-performing loans were $12.4 million, $12.4 million, and $12.1 million at September 30, 2020, December 31, 2019 and September 30, 2019, respectively.

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

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category. The amount of non-performing loans for which partial charge-offs have been recorded amounted to $4.2 million at September 30, 2020 and $3.6 million December 31, 2019.

The following table provides additional analysis of partially charged-off loans.

(dollars in thousands)	September 30, 2020	December 31, 2019
Total nonperforming loans	$12,449	$12,413
Nonperforming and impaired loans with partial charge-offs	4,237	3,642

Ratio of nonperforming loans with partial charge-offs to total loans	0.16%	0.21%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	34.03%	29.34%
Coverage ratio net of nonperforming loans with partial charge-offs	279.70%	254.42%

Our charge-off policy is reviewed on an annual basis and updated as necessary. During the nine month period ended September 30, 2020, there were no changes made to this policy.

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2019 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2020.

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the risk factors included in Part II, Item 1A. Risk Factors in the Company’s Form 10-Q for the quarter ended June 30, 2020. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K and Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Exhibit Number	Description	Location

3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-K filed March 10, 2017

3.2	Amended and Restated By-laws of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-Q filed May 11, 2020

4.1	Statement with Respect to Shares regarding 7% Perpetual Non-Cumulative, Convertible Preferred Stock, Series A	Incorporated by reference to Form 8-K filed August 21, 2020

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Republic First Bancorp, Inc.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed herewith

32.1	Section 1350 Certification of Harry D. Madonna	Furnished herewith

32.2	Section 1350 Certification of Frank A. Cavallaro	Furnished herewith

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL; (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

104	The cover page of Republic First Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: November 9, 2020	By:	/s/ Harry D. Madonna
Harry D. Madonna
President and Chief Executive Officer (principal executive officer)

Date: November 9, 2020	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)