Form 10-K
period 2020-12-31
REPUBLIC FIRST BANCORP INC
filed 2021-03-11
CIK 834285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___.

Commission File Number: 000-17007

REPUBLIC FIRST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2486815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South 16th Street, Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code 215-735-4422

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FRBK	Nasdaq Global Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $128,218,333 based on the last sale price on Nasdaq Global Market on June 30, 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	58,867,653
Title of Class	Number of Shares Outstanding as of March 10, 2021

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

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

Forward Looking Statements

This document contains “forward-looking statements,” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects,” “forecasts,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “target,” “pursue,” “outlook,” “maintain,” or similar expressions, or when we discuss our guidance, strategy, goals, vision, mission, opportunities, projections or intentions.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, and in addition to the “Risk Factors” discussed elsewhere in this Form 10-K, risks or uncertainties can arise with changes in or related to:

●

the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations;

●	the length and extent of the economic contraction as a result of the COVID-19 pandemic;

●	deterioration in general economic conditions;

●	changes in interest rates;

●	changes in customer behavior, including loan demand;

●	changes in the adequacy of our allowance for loan losses and our methodology for determining such allowance;

●	adverse changes in our loan portfolio and credit risk-related losses and expenses;

●	changes in concentrations within our loan portfolio, including our exposure to commercial real estate loans, and to our primary service area; changes in interest rates;

●	our ability to identify, negotiate, secure and develop new store locations and renew, modify, or terminate leases or dispose of properties for existing store locations effectively;

●

business conditions in the financial services industry, including competitive pressure among financial services companies, new service and product offerings by competitors, price pressures and similar items;

●	changes in deposit flows and loan demand;

●	the regulatory environment, including evolving banking industry standards, changes in legislation or regulation;

●	our securities portfolio and the valuation of our securities;

●	changes in accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements;

●	operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics;

●	litigation liabilities, including costs, expenses, settlements and judgments; and

●	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

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

General

Republic First Bancorp, Inc. was organized and incorporated under the laws of the Commonwealth of Pennsylvania in 1987 and is the holding company for Republic First Bank, which does business under the name Republic Bank, and we refer to as Republic or the Bank throughout this document.  Republic offers a variety of credit and depository banking services. Such services are offered to individuals and businesses primarily in the Greater Philadelphia, Southern New Jersey, and the New York City area through offices and branches in Philadelphia, Bucks, Delaware, and Montgomery Counties in Pennsylvania, Atlantic, Burlington, Camden, and Gloucester Counties in New Jersey, and New York County in New York.

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

During 2016, we expanded our product offerings through the addition of a residential mortgage lending team. We acquired Oak Mortgage Company in July 2016 which has been fully integrated and now a division of the Bank. The acquisition of Oak Mortgage allows us to provide our customers with opportunities in the residential lending market. The Oak Mortgage team has been a tremendous fit for Republic’s commitment to extraordinary customer service and has proven to be a perfect complement to the Bank’s network of store locations.

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

In February 2021, Mr. Hill was named to the additional role of Chief Executive Officer of both the Company and the Bank. Since joining Republic in 2008, Mr. Hill has led the growth of the Company from $900 million in assets to $5.1 billion as of December 31, 2020. The number of stores has grown from eight to thirty-one, with each location making a concentrated effort to become a valued part of the community in which it operates. During this time Republic has also become one of the top small business lenders in its market as proven by its performance during 2020 in the Paycheck Protection Program (“PPP”) authorized by the CARES Act. Republic originated more than $680 million in PPP loans to nearly 5,000 local businesses providing critical funding during an unprecedented economic crisis caused by the COVID-19 pandemic. Mr. Hill’s unique approach to banking and focus on customer service culminated in Republic Bank being named “America’s #1 Bank for Service” by Forbes based on a survey conducted during 2020.

In August 2020, we completed a capital raise through an offering of $50 million of convertible preferred stock to strengthen our capital position and continue with our aggressive growth plan. As we expand our footprint we take all steps required to ensure that we do not lose focus on our commitment to extraordinary levels of customer service and satisfaction. Our stores are open seven days a week, 361 days a year, with extended lobby and drive-thru hours providing customers with tremendous convenience and flexibility. In 2020, we expanded our store network by building our signature glass building at new locations in Northfield, NJ and Bensalem, PA. It is our goal to deliver best in class service across all delivery channels including not only our physical store locations, but online and mobile options as well. We continue to make investments in digital and technology tools as we strive to maintain our position as “America’s #1 Bank for Service”.

As of December 31, 2020, we had total assets of approximately $5.1 billion, total shareholders’ equity of approximately $308.1 million, total deposits of approximately $4.0 billion, net loans receivable of approximately $2.6 billion, and net income of $5.1 million with net income of $4.1 million available to common shareholders for the year ended December 31, 2020. We have one reportable segment: community banking. The community bank segment primarily encompasses the commercial loan and deposit activities of Republic, as well as residential mortgage and other consumer loan products in the area surrounding its stores. We provide banking services through the Bank, and do not presently engage in any activities other than traditional banking activities.

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

Service Area / Market Overview

Our primary service area currently consists of Greater Philadelphia, Southern New Jersey, and New York City. We presently conduct our principal banking activities through thirty-one branch locations which are commonly referred to as “stores” throughout this document to reflect our retail oriented approach to customer service and convenience. Thirteen of these stores are located in Philadelphia and the surrounding suburbs of Plymouth Meeting, Wynnewood, Abington, Media, Fairless Hills, Feasterville, and Bensalem in Pennsylvania. There are Sixteen stores located in the Southern New Jersey market in Haddonfield, Voorhees, Glassboro, Marlton, Berlin, Washington Township, Moorestown, Sicklerville, Medford, Cherry Hill, Gloucester Township, Evesboro, Somers Point, Lumberton, and Northfield. There are two stores located in New York City at 14th Street & 5th Avenue and 51st Street & 3rd Avenue. Our commercial lending activities extend beyond our primary service area, to include other counties in Pennsylvania, New Jersey, and New York as well as parts of Delaware, Maryland, and other out-of-market opportunities. Our residential lending activities also extend outside of our primary service area, to include other counties in Pennsylvania, New Jersey, and New York, in addition to other states such as Delaware and Florida.

Competition

We face substantial competition from other financial institutions in our service area.  Competitors include Wells Fargo, BB&T, Citizens, PNC, Santander, TD Bank, and Bank of America, as well as many regional and local community banks. In addition, we compete directly with savings banks, savings and loan associations, finance companies, credit unions, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders and other institutions for deposits, commercial loans, mortgages and consumer loans, as well as other services.  Competition among financial institutions is based upon a number of factors, including the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credit services, service charges, the convenience of banking facilities, locations and hours of operation, the availability of mobile and internet resources and, in the case of loans to larger commercial borrowers, applicable lending limits. Many of the financial institutions with which we compete have greater financial resources than we do and offer a wider range of deposit and lending products.

Our legal lending limit to one borrower was approximately $45.0 million at December 31, 2020.  Loans above this amount may be made if the excess over the lending limit is participated to other institutions.  We are subject to potential intensified competition from new branches of established banks in the area as well as new banks that could open in our market area.  There are banks and other financial institutions, which serve surrounding areas, and additional out-of-state financial institutions, which currently, or in the future, may compete in our market. We compete to attract deposits and loan applications both from customers of existing institutions and from customers new to our market and we anticipate a continued increase in competition in our service area.

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

We are currently members of the STAR™ and PLUS™ automated teller (ATM) networks, and Allpoint - America's Largest Surcharge Free ATM Network which enable us to provide our customers with free access to more than 55,000 ATMs worldwide. We currently have thirty-one proprietary ATMs located in our store network.

Our lending activities generally are focused on small and medium sized businesses within the communities that we serve. Commercial real estate loans represent the largest category within our loan portfolio, amounting to approximately 27% of total loans outstanding at December 31, 2020. Repayment of these loans is, in part, dependent on general economic conditions affecting our customers and various businesses within the community. As a commercial lender, we are subject to credit risk. Economic and financial conditions could have an adverse effect on the ability of our borrowers to repay their loans. To manage the challenges that the economic environment may present we have adopted a conservative loan classification system, continually review and enhance our allowance for loan loss methodology, and perform a comprehensive review of our loan portfolio on a regular basis.

As a result of the addition of Oak Mortgage Company in 2016, we are now able to offer residential mortgage loan products to customers throughout our footprint. Our residential mortgage lending activities also extend to geographies outside of our primary service area. A majority of the residential loans originated are currently sold on the secondary market shortly after closing. Oak Mortgage follows the established underwriting policies and guidelines of third party vendors with whom loans are being sold to maintain compliance, but credit risk still exists in the portfolio. Repayment of residential loans held in the portfolio is, in part, dependent on general economic conditions affecting our customers.

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

Store Expansion Plans and Growth Strategy

During 2020, we opened new stores in Northfield, New Jersey and Bensalem, Pennsylvania utilizing our distinctive glass prototype building. The Bank anticipates the continuation of its expansion strategy in 2021. However, as previously announced, the pace of new store openings will be slowed as we deal with the challenging nature of the pandemic and the current interest rate environment which has resulted in compression of the net interest margin. Relocation of other existing store locations may also occur in the future as we continue to enhance our brand and focus on constantly improving the customer experience. The opening or relocation of any store is subject to regulatory approval.

Securities Portfolio

We maintain an investment securities portfolio.  We purchase investment securities that are in compliance with our investment policies, which are approved annually by our Board of Directors.  The investment policies address such issues as permissible investment categories, credit quality, maturities and concentrations.  At December 31, 2020 and 2019, approximately 91% and 94%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. government debt securities or U.S. government agency issued mortgage-backed securities and commercial mortgage obligations. Credit risk associated with these U.S. government debt securities and the U.S. government agency mortgage-backed securities and commercial mortgage obligations is minimal, with risk-based capital weighting factors of 0% and 20%, respectively. The remainder of the securities portfolio consists of municipal securities, corporate bonds, and preferred stock.

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

•    Increased Capital Standards and Enhanced Supervision. The federal banking agencies established minimum leverage and risk-based capital requirements for banks and bank holding companies. These standards are summarized under “Capital Adequacy” below. The Dodd-Frank Act also requires capital requirements to be countercyclical such that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.

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

Regulatory Restrictions on Dividends

Dividend payments by Republic to the holding company are subject to the Pennsylvania Banking Code of 1965 (“Banking Code”) and the Federal Deposit Insurance Act (“FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under the Banking Code, Republic would be limited to $55.7 million of dividends payable plus an additional amount equal to its net profit for 2021, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios as discussed in “Capital Adequacy”.

Federal regulatory authorities have adopted standards for the maintenance of adequate levels of regulatory capital by banks. Adherence to such standards further limits the ability of Republic to pay dividends to us.

Dividend Policy

We have not paid any cash dividends on our common stock, and have no plans to pay any cash dividends in 2020 or in the foreseeable future. We paid $923,000 in preferred stock dividends during the year ended December 31, 2020. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Form 10-K for more information.

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

Employees

As of December 31, 2020, we had a total of 499 employees, including 467 full-time employees.

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

Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner.  Lending money is a significant part of the banking business.  Borrowers, however, do not always repay their loans.  The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan, and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors.  Despite our efforts, we do and will experience loan losses, and our financial condition and results of operations will be adversely affected. Our non-performing assets were approximately $12.2 million at December 31, 2020. Our allowance for loan losses was approximately $13.0 million at December 31, 2020. Our loans between thirty and eighty-nine days delinquent totaled $3.3 million at December 31, 2020.

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

Potential concerns for the longer term economic outlook include the continued flattening of the yield curve or an inverted yield curve (which may or may not signal a future recession), the risk of economic overheating in the near future, and concerns surrounding the long term fiscal position of the United States. In addition to affecting interest income and expense, changes in interest rates also can affect the value of our interest-earning assets, comprising fixed and adjustable-rate instruments, as well as the ability to realize gains from the sale of such assets.  Generally, the value of fixed-rate instruments fluctuates inversely with changes in interest rates, and changes in interest rates may therefore have a material adverse effect on our results of operations.

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

Our primary service area consists of Greater Philadelphia, Southern New Jersey, and New York City.  Our success depends upon the business activity, population, income levels, deposits and real estate activity in this area.  Although our customers’ businesses and financial interests may extend well beyond this area, adverse economic conditions that affect our primary service area could reduce our growth rate, affect the ability of our customers to repay their loans to us, and generally adversely affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

As of December 31, 2020, we had no U.S. Federal net operating loss carryforwards, referred to as “NOLs,” available to reduce taxable income in future years. However, this condition could change in future periods.

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

In addition, the ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs may expire before we generate sufficient taxable income. There were no NOLs that expired in the fiscal years ended December 31, 2020 and December 31, 2019. There are no NOLs that could expire if not utilized for the year ending December 31, 2021.

Our assets as of December 31, 2020 included a deferred tax asset and we may not be able to realize the full amount of such asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2020, the net deferred tax asset was $12.0 million, compared to a balance of $12.6 million at December 31, 2019.

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

Based on the analysis of the available positive and negative evidence, we determined that a valuation allowance should not be recorded as of December 31, 2020. We used projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor to project recoverability of the deferred tax asset balance. There can be no assurance as to when we will be in a position to fully recapture the benefits of our deferred tax asset. Further discussion on the analysis of our deferred tax asset can be found in the “Provision (Benefit) for Income Taxes” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are required to adopt the FASB's accounting standard which requires measurement of certain financial assets (including loans) using the current expected credit losses (CECL) beginning in calendar year 2022.

Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The FASB's amendment replaces the current incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. We are currently evaluating the impact of ASU 2016-13, continuing our implementation efforts and reviewing the loss modeling requirements consistent with lifetime expected loss estimates. Calculations of expected losses under the new guidance were run parallel to the calculations under existing guidance to assess and evaluate the potential impact to our financial statements. The new model includes different assumptions used in calculating credit losses, such as estimating losses over the estimated life of a financial asset and considers expected future changes in macroeconomic conditions. The adoption of this ASU may result in an increase or decrease to our allowance for loan losses which will depend upon the nature and characteristics of our loan portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at that date. At the present time, we do not expect a material increase to the allowance for credit losses. When finalized, any adjustment to the allowance for credit losses as a result of the adoption of ASU 2016-13 will be recorded, net of tax, as an adjustment to retained earnings effective January 1, 2022. This estimate is subject to change based on continuing refinement and validation of the model and methodologies. This ASU will become effective for us as of January 1, 2022.

Our mortgage lending business may not provide us with significant noninterest income.

In 2020, we originated more than $700 million residential mortgage loans and sold $480 million of those loans to investors on the secondary market. The residential mortgage business is highly competitive, and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control.

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

Federal banking regulators require us, and Republic, to maintain capital to support our operations.  Regulatory capital ratios are defined and required ratios are established by laws and regulations promulgated by banking regulatory agencies.  At December 31, 2020, our regulatory capital ratios were above “well capitalized” levels under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Common Equity Tier 1 ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%. Regulators, however, may require us, or Republic, to maintain higher regulatory capital ratios.

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

Our common stock is currently traded on the Nasdaq Global Market. During 2020, the average daily trading volume for our common stock was approximately 224,200 shares.  Sales of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

Our common stock is subordinate to our existing and future indebtedness and any preferred stock and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.

Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the prior dividend and liquidation rights of holders of any classes or series of preferred stock that our Board of Directors may designate and issue without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors and preferred shareholders. As of December 31, 2020, we had $11.3 million of outstanding debt related to trust preferred securities and $50.0 million of perpetual non-cumulative preferred stock outstanding.

Our ability to pay dividends depends upon the results of operations of our subsidiaries.

We have never declared or paid cash dividends on our common stock.  Our Board of Directors intends to follow a policy of retaining earnings related to common stock for the purpose of increasing our capital for the foreseeable future.

Holders of our common stock are entitled to receive dividends if, as and when declared from time to time by our Board of Directors in its sole discretion out of funds legally available for that purpose, after debt service payments and payments of dividends required to be paid on our outstanding preferred stock, if any.

In August 2020, we issued 2.0 million shares of perpetual non-cumulative convertible preferred stock. Each holder is entitled to receive, if declared by the Board of Directors, non-cumulative cash dividends on a quarterly basis at an annual accrual rate of 7.00% of the liquidation preference.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting. While we have reported no material weaknesses in the Form 10-K for the fiscal year ended December 31, 2020, we cannot guarantee that we will not have any material weaknesses in the future.

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

LIBOR and certain other interest rate “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit information to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of market participants convened by the Federal Reserve, the Alternative Reference Rate Committee, has selected the Secured Overnight Finance Rate (“SOFR”) as its recommended alternative to LIBOR. The Federal Reserve Bank of New York started to publish the SOFR rate in April 2018. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the U.S. Treasury repurchase market. At this time, it is impossible to predict whether SOFR will become an accepted alternative to LIBOR.

The market transition away from LIBOR to an alternative reference rate, such as SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

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

The Economic Aid Act.

COVID-19 Response Efforts

Republic is committed to providing the financial resources necessary to support the economic recovery in our market. We took an active role in participating in the first round of the Paycheck Protection Program. We quickly developed a process to accept PPP loan applications not only from our valued small business customers, but from non-customers throughout our community as well. During the first round of the PPP program we processed and obtained SBA approval for nearly 5,000 PPP loan applications resulting in more than $680 million in loans. We are now assisting the recipients of those loans through the application process for forgiveness of the outstanding loan balance with the SBA. In addition, we are processing applications for the second round of the PPP which was authorized by the Economic Aid Act in December 2020.

During 2020, we also took a number of steps to mitigate the potential spread of the coronavirus and to assist our customers, employees and other members of the community during this pandemic crisis. As of December 31, 2020 we have:

●

Put procedures and supplies in place at all of our store locations such as plastic shields, notices, hand sanitizer, etc., in accordance with CDC guidelines. While temporarily closed for a period of time, all of our store lobbies have been re-opened for all transactions including new account openings.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted on March 27, 2020, included a $349 billion loan program administered through the SBA referred to as the PPP.  Additional funding was provided for the PPP on April 24, 2020.  Under the PPP, small businesses and other entities and individuals were permitted to apply for loans from existing SBA lenders and other approved lenders.  We are a participating lender under the PPP, and, as of December 31, 2020, had processed and received SBA approval for more than 5,000 loan applications resulting in approximately $680 million in loans.  There is some ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which may expose us to compliance risks relating to the PPP.  We may also have credit risk on PPP loans if a determination is later made by the SBA that a deficiency exists in the manner in which a particular loan was originated, funded, or serviced, such as an issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced, the SBA may deny its liability under the guaranty relating to the loan, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency.

Item 1B:  Unresolved Staff Comments

None.

Item 2:  Description of Properties

We currently have thirty-eight locations that we utilize to conduct business. Seven of these locations are utilized for loan production offices, storage facilities, operations and back office support, and our corporate headquarters. Thirty-one properties are store locations that are open and operating as of December 31, 2020. We have another five locations under our control for future store locations. Of the forty-three total locations, seventeen are owned by Republic. The remaining twenty-six locations are subject to land and building leases. The spaces covered by these leases range in size from 1,700 to 10,590 square feet with the exception of our corporate headquarters which consists of approximately 53,000 square feet. Please see Note 25 “Leases” in the Consolidated Financial Statements for further information regarding the leases. Management believes these properties and facilities are adequate to meet our present and immediately foreseeable needs from a real estate perspective.

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

PART II

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of the Company’s class of common stock are listed on the Nasdaq Global Market under the symbol “FRBK.” As of March 10, 2021, there were approximately 100 registered shareholders of Republic First Bancorp, Inc. common stock. Most shares are held in “nominee” or “street name” and accordingly, the number of beneficial owners of those shares is not known or included in the previous number.

Dividend Policy

The Company has not paid any cash dividends on its common stock and has no plans to pay cash dividends on its common stock during 2021.  The Company paid $923,000 in non-cumulative preferred stock dividends during 2020. The Company’s ability to pay dividends depends primarily on receipt of dividends from the Company’s subsidiary, Republic. Dividend payments from Republic are subject to legal and regulatory limitations. The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.

Item 6:  Selected Financial Data

	As of or for the Years Ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018	2017	2016

INCOME STATEMENT DATA
Total interest income	$114,950	$104,864	$92,074	$70,849	$54,227
Total interest expense	23,118	27,057	16,170	8,784	6,863
Net interest income	91,832	77,807	75,904	62,065	47,364
Provision for loan losses	4,200	1,905	2,300	900	1,557
Non-interest income	36,235	23,738	20,322	20,097	15,312
Non-interest expenses	117,423	104,490	83,721	75,276	56,293
Income (loss) before provision (benefit) for income taxes	6,444	(4,850)	10,205	5,986	4,826
Provision (benefit) for income taxes	1,390	(1,350)	1,578	(2,919)	(119)
Net income (loss)	$5,054	$(3,500)	$8,627	$8,905	$4,945
Preferred stock dividends	923	-	-	-	-
Net income available to common stockholders	$4,131	$(3,500)	$8,627	$8,905	$4,945

PER SHARE DATA
Basic earnings (loss) per share	$0.07	$(0.06)	$0.15	$0.16	$0.13
Diluted earnings (loss) per share	$0.07	$(0.06)	$0.15	$0.15	$0.12
Book value per share	$4.41	$4.23	$4.17	$3.97	$3.79
Tangible book value per share (1)	$4.41	$4.15	$4.09	$3.89	$3.70

BALANCE SHEET DATA
Total assets	$5,065,735	$3,341,290	$2,753,297	$2,322,347	$1,923,931
Total loans, net	2,632,367	1,738,929	1,427,983	1,153,679	955,817
Total investment securities	1,364,160	1,186,630	1,088,331	938,561	803,604
Total deposits	4,013,751	2,999,163	2,392,867	2,063,295	1,677,670
Other borrowings	633,866	-	-	-	-
Short-term borrowings	-	-	91,422	-	-
Subordinated debt	11,271	11,265	11,259	21,681	21,881
Total shareholders’ equity	308,113	249,168	245,189	226,460	215,053

PERFORMANCE RATIOS
Return on average assets	0.13%	(0.12)%	0.34%	0.43%	0.30%
Return on average shareholders’ equity	1.86%	(1.41)%	3.69%	4.02%	3.97%
Net interest margin	2.51%	2.85%	3.16%	3.23%	3.14%
Total non-interest expenses as a percentage of average assets	2.97%	3.51%	3.28%	3.64%	3.45%

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of loans	0.49%	0.53%	0.60%	0.74%	0.95%
Allowance for loan losses as a percentage of non-performing loans	100.91%	74.65%	83.31%	57.93%	48.45%
Non-performing loans as a percentage of total loans	0.49%	0.71%	0.72%	1.28%	1.96%
Non-performing assets as a percentage of total assets	0.28%	0.42%	0.60%	0.94%	1.51%
Net charge-offs as a percentage of average loans, net	0.02%	0.08%	0.17%	0.13%	0.12%

LIQUIDITY AND CAPITAL RATIOS
Average equity to average assets	6.86%	8.36%	9.16%	10.72%	7.63%
Leverage ratio	8.17%	7.83%	9.35%	10.64%	12.74%
CET 1 capital to risk-weighted assets	10.51%	11.41%	13.90%	14.75%	16.59%
Tier 1 capital to risk-weighted assets	12.96%	11.93%	14.53%	16.13%	18.28%
Total capital to risk-weighted assets	13.50%	12.37%	15.03%	16.70%	18.99%

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

Executive Summary

2020 was a year filled with unprecedented challenges and economic uncertainty. During this time the Republic Bank Team maintained its commitment to outstanding customer service and satisfaction while driving positive momentum. We are extremely proud of our participation and performance in the PPP loan program which provided crucial funding to businesses throughout our footprint during a time of extreme economic distress. In recognition of our commitment to FANatical customer service we were named “America’s #1 Bank for Service” as a result of a survey conducted by Forbes during 2020. As we put an incredibly challenging year behind us, we look forward to growing our rapidly expanding network of FANS in the future.

During 2020 we continued to demonstrate our ability to produce strong organic growth in asset, loan and deposit balances even in an economic environment inhibited by governmental restrictions and the ongoing effects of the COVID-19 pandemic. We were also able to drive significant improvement in earnings despite the challenges faced in the current year. Our focus on cost control measures continues to drive positive operating leverage. We have consistently stated that it is our goal to deliver best in class service across all delivery channels; in-store, by phone, online and mobile options....as we strive to create new FANS each and every day. We are focused on meeting that goal in the most efficient manner possible.

Financial Highlights

●

Net income for the year ended December 31, 2020 was $5.1 million, or $0.07 per share, compared to a net loss of $3.5 million, or $(0.06) per share, for the year ended December 31, 2019 representing improvement of 244% year over year.

●	Earnings before tax increased by $11.3 million or 233% to $6.4 million at December 31, 2020 compared to a loss before tax of $4.9 million at December 31, 2019. Financial results for the twelve-month period ended December 31, 2020 were impacted by a one-time goodwill impairment charge of $5.0 million. Excluding this charge, earnings before tax were $11.5 million during the year ended December 31, 2020 compared to a net loss before tax of $4.9 million during the year ended December 31, 2019. This represents an increase of $16.3 million, or 336%, year over year.

●

The improvement in earnings was driven by the Company’s focus on cost control initiatives while driving revenue growth. During the twelve-month period ended December 31, 2020 total revenue increased 26% and non-interest expense, excluding goodwill impairment, increased by 8% compared to the twelve-month period ended December 31, 2019.

●	The goodwill impairment charged recorded during 2020 represents a complete write-off of all goodwill on the balance sheet at the present time.

●

Total assets increased by $1.7 billion, or 52%, to $5.1 billion as of December 31, 2020 compared to $3.3 billion as of December 31, 2019. Excluding the short-term impact of the PPP loan program total assets increased by $1.1 billion, or 33%, year over year.

●

Total loans grew $897 million, or 51%, to $2.6 billion as of December 31, 2020 compared to $1.7 billion at December 31, 2019. This growth includes more than $600 million in PPP loans. Excluding the impact of the PPP loan program loans grew $273 million, or 16%, year over year.

●	Total deposits increased by $1.0 billion, or 34%, to $4.0 billion as of December 31, 2020 compared to $3.0 billion as of December 31, 2019.

●

Asset quality remains strong as the ratio of non-performing assets to total assets declined to 0.28% as of December 31, 2020. Only twenty-one loan customers were deferring loan payments at the end of the year. These deferrals relate to approximately $16 million of outstanding loan balances which is less than 1% of total loans.

PPP Loan Program

The Paycheck Protection Program (“PPP”) included in the CARES Act authorized financial institutions to make loans to companies that have been impacted by the devastating economic effects of the coronavirus (COVID-19) pandemic. We responded by quickly developing a process to accept applications for the program not only from our valued small business customers, but from non-customers throughout our community as well.

●	During 2020 we originated more than $680 million in the first round of the PPP loan program for nearly 5,000 businesses.

●	More than 50% of the applications received were from businesses that were not existing customers of Republic Bank, many of which have switched their primary banking relationship to Republic.

●

Net origination fees of $19 million were received by Republic which is being recognized as income over the life of the loans. $13 million of net revenue has been deferred and will be recognized as income in future periods.

●	As a percentage of existing loan balances as of March 31, 2020, the $680 million in PPP loans originated amounted to 36% making Republic one of the top PPP lenders in the entire country.

●	We are now assisting all of our PPP loan customers with the application process for forgiveness of the outstanding loan balances through the SBA.

●

The Economic Aid Act approved by Congress in December 2020 provided for a second round of funding for loans under the PPP program. We are now processing applications for not only our existing business customers in this next round, but again are welcoming non-customers to apply through Republic Bank as well.

Additional Highlights

●

New stores opened since the beginning of the “Power of Red is Back” expansion campaign are currently growing deposits at an average rate of $38 million per year, while the average deposit growth for all stores over the last twelve months was approximately $33 million per store.

●

Our residential mortgage division, Oak Mortgage, is serving the home financing needs of customers throughout our footprint. Loan production during 2020 was strong despite the impact of the COVID-19 pandemic. The Oak Mortgage team originated more than $700 million in mortgage loans over the last twelve months which was a record high for this division.

●

A $50 million capital raise was completed during the third quarter of 2020 through a registered direct offering of convertible preferred stock providing the capital resources necessary to continue with our growth and expansion strategy.

●	Total Risk-Based Capital ratio was 13.50% and Tier I Leverage Ratio was 8.17% at December 31, 2020.

●	Book value per common share increased to $4.41 as of December 31, 2020 compared to $4.23 as of December 31, 2019.

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

The following table provides a reconciliation of tangible book value per common share as of December 31, 2020 and December 31, 2019.

(dollars in thousands)	December 31, 2020	December 31, 2019

Total shareholders’ equity	$308,113	$249,168
Reconciling items:
Preferred stock	(48,325)	-
Goodwill	-	(5,011)
Tangible common equity	$259,788	$244,157
Common shares outstanding	58,859,778	58,842,778
Tangible book value per common share	$4.41	$4.15

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

Allowance for Loan Losses - The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments would represent management’s estimate of losses inherent in its unfunded loan commitments and would be recorded in other liabilities on the consolidated balance sheet, if necessary. The allowance for credit losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

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

Pursuant to the CARES Act, loan modifications made from March 1, 2020 through the earlier of December 31, 2020 or 60 days after the termination date of the national emergency declared by the President on March 13, 2020 concerning the COVID–19 outbreak (the “national emergency”), a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a troubled debt restructure (“TDR”), including impairment accounting. In December 2020, the Economic Aid Act was signed into law which amended certain sections of the CARES Act. This amendment extended the period to suspend the requirements under TDR accounting guidance to the earlier of i) January 1, 2022 or ii) 60 days after the President declares a termination of the national emergency related to the COVID-19 pandemic. This TDR relief is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which TDR relief is applicable. The Company elected to exclude modifications meeting these requirements from TDR classification.

As a result of the recent changes in economic conditions, we have increased the qualitative factors for certain components of the allowance for loan loss calculation. We have also taken into consideration the probable impact that the various stimulus initiatives provided through the CARES Act, along with other government programs, may have to assist borrowers during this period of economic stress. We believe the combination of ongoing communication with our customers, loan to values on underlying collateral, loan payment deferrals, increased focus on risk management practices, and access to government programs such as the PPP should help mitigate potential future period losses. We will continue to closely monitor all key economic indicators and our internal asset quality metrics as the effects of the coronavirus pandemic begin to unfold. Based on the incurred loss methodology currently utilized, the provision for loan losses and charge-offs may be impacted in future periods, but more time is needed to fully understand the magnitude and length of the economic downturn and the full impact on our loan portfolio.

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

Loans Receivable - The loans receivable portfolio is segmented into commercial and industrial loans, commercial real estate loans, owner occupied real estate loans, construction and land development loans, consumer and other loans, residential mortgages, and PPP loans. Consumer loans consist of home equity loans and other consumer loans.

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

Paycheck Protection Program (“PPP”) loans, authorized by the Small Business Administration (“SBA”) and Treasury Department through a provision in the CARES Act, are SBA-guaranteed loans to small business to pay their employees, rent, mortgage interest, and utilities. PPP loans will be forgiven subject to clients’ providing documentation evidencing their compliant use of funds and otherwise complying with the terms of the program.

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

Mortgage Loans Held for Sale and Mortgage Banking Activities – Mortgage loans held for sale are originated and held until sold to permanent investors. Management elected to adopt the fair value option in accordance with FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, and record loans held for sale at fair value.

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

Goodwill - Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is recognized as an asset and is to be reviewed for impairment annually. The Company completed an annual impairment test for goodwill as of July 31, 2020 and 2019. Goodwill was written off as a result of an interim test completed as of September 30, 2020. This was a complete write-off off all goodwill on the balance sheet. During the year ended December 31, 2019, there was no goodwill impairment recorded.

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

Results of Operations

For the year ended December 31, 2020 as compared to the year ended December 31, 2019

We reported net income available to common shareholders of $4.1 million, or $0.07 per diluted share, for the twelve months ended December 31, 2020 compared to a net loss of $3.5 million, or ($0.06) per diluted share, for the twelve months ended December 31, 2019. Earnings in 2020 were positively impacted by our participation in the PPP program and the Company’s focus on cost control initiatives while driving revenue growth.

Net interest income for the twelve months ended December 31, 2020 increased $14.0 million to $91.8 million as compared to $77.8 million for the twelve months ended December 31, 2019. Total assets grew by $1.7 billion, or 52%, during 2019 to $5.1 billion. Growth in net interest income of $14.0 million was a result of an increase in interest income of $10.1 million and a reduction in interest expense of $3.9 million. The increase in interest income of $10.1 million, or 10%, was driven by an increase in average interest-earning assets, primarily loans receivable. Interest expense decreased $3.9 million, or 15%, primarily due to a decrease in the rate on average interest-bearing liabilities. The net interest margin decreased by 34 basis points to 2.51% during the twelve months ended December 31, 2020 compared to 2.85% during the twelve months ended December 31, 2019.

We recorded a loan loss provision in the amount of $4.2 million, an increase of $2.3 million for the twelve months ended December 31, 2020 compared to a provision of $1.9 million during the twelve months ended December 31, 2019. The provision recorded for the twelve months ended December 31, 2020 is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The increase in the provision year over year was primarily a result of an increase in the allowance required for loans collectively evaluated for impairment during 2020. The increase was largely associated with assumptions and estimates related to the uncertainty surrounding the economic environment caused by the impact of the COVID-19 pandemic.

Non-interest income increased $12.5 million to $36.2 million during the twelve months ended December 31, 2020 as compared to $23.7 million during the twelve months ended December 31, 2019. The increase was primarily driven by an increase in mortgage banking income, higher loan and servicing fees, an increase in service fees on deposit accounts, and gains on sale of investment securities during the twelve months ended December 31, 2020.

Non-interest expenses increased $12.9 million to $117.4 million during the twelve months ended December 31, 2020 as compared to $104.5 million during the twelve months ended December 31, 2019. The increase was primarily driven by a one time charge for goodwill impairment, higher salaries, employee benefits, occupancy, and equipment expenses associated with the addition of new stores related to our expansion strategy which we refer to as “The Power of Red is Back”.

Return on average assets and average equity were 0.13% and 1.86%, respectively, during the twelve months ended December 31, 2020 compared to (0.12%) and (3.41%), respectively, for the twelve months ended December 31, 2019.

Average Balances and Net Interest Income

Historically, our earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods average assets, liabilities, and shareholders’ equity, interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and Republic’s net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency, a non-GAAP measure, using a rate of 21% in 2020, 21% in 2019, and 21% in 2018.

Average Balances and Net Interest Income

	For the Year Ended December 31, 2020			For the Year Ended December 31, 2019			For the Year Ended December 31, 2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest earning assets	$242,132	$514	0.21%	$129,528	$2,571	1.98%	$40,931	$847	2.07%
Investment securities and restricted stock	1,086,386	21,166	1.95%	1,074,706	27,886	2.59%	1,037,810	27,316	2.63%
Loans receivable	2,359,169	93,854	3.98%	1,544,904	74,946	4.85%	1,340,117	64,455	4.81%
Total interest-earning assets	3,687,687	115,534	3.13%	2,749,138	105,403	3.83%	2,418,858	92,618	3.83%
Other assets	265,893			229,767			131,369
Total assets	$3,953,580			$2,978,905			$2,550,227

Interest bearing liabilities:
Demand – non-interest bearing	$926,692			$555,385			$488,995
Demand – interest bearing	1,509,826	12,645	0.84%	1,184,530	15,621	1.32%	918,508	7,946	0.87%
Money market & savings	916,607	6,247	0.68%	705,445	6,796	0.96%	697,135	4,898	0.70%
Time deposits	211,636	3,859	1.82%	190,567	3,850	2.02%	128,892	1,588	1.23%
Total deposits	3,564,761	22,751	0.64%	2,635,927	26,267	1.00%	2,233,530	14,432	0.65%
Total interest bearing deposits	2,638,069	22,751	0.86%	2,080,542	26,267	1.26%	1,744,535	14,432	0.83%
Other borrowings	30,413	367	1.21%	22,911	790	3.45%	73,573	1,738	2.36%
Total interest-bearing liabilities	2,668,482	23,118	0.87%	2,103,453	27,057	1.29%	1,818,108	16,170	0.89%
Total deposits and other borrowings	3,595,174	23,118	0.64%	2,658,838	27,057	1.02%	2,307,103	16,170	0.70%
Non-interest bearing other liabilities	87,200			71,131			9,431
Shareholders’ equity	271,206			248,936			233,693
Total liabilities and shareholders’ equity	$3,953,580			$2,978,905			$2,550,227

Net interest income(2)		$92,416			$78,346			$76,448
Net interest spread			2.26%			2.54%			2.94%
Net interest margin(2)			2.51%			2.85%			3.16%

(1) Yields on investments are calculated based on amortized cost.

(2) Net interest income and net interest margin are presented on a tax equivalent basis, a Non-GAAP measure. Net interest income has been increased over the financial statement amount by $585, $539, and $544 in 2020, 2019, and 2018, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	Year ended December 31, 2020 vs. 2019			Year ended December 31, 2019 vs. 2018
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$239	$(2,296)	$(2,057)	$1,759	$(35)	$1,724
Securities	227	(6,947)	(6,720)	958	(388)	570
Loans	32,296	(13,388)	18,908	9,439	1,052	10,491
Total interest-earning assets	32,762	(22,631)	10,131	12,156	629	12,785

Interest expense:
Deposits
Interest-bearing demand deposits	$2,725	$(5,701)	$(2,976)	$3,508	$4,167	$7,675
Money market and savings	1,462	(2,011)	(549)	46	1,852	1,898
Time deposits	384	(375)	9	1,246	1,016	2,262
Total deposit interest expense	4,571	(8,087)	(3,516)	4,800	7,035	11,835
Other borrowings	27	(450)	(423)	(1,402)	454	(948)
Total interest expense	4,598	(8,537)	(3,939)	3,398	7,489	10,887
Net interest income	$28,164	$(14,094)	$14,070	$8,758	$(6,860)	$1,898

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the twelve months ended December 31, 2020 increased by $14.1 million, or 18%, over twelve months ended December 31, 2019. Interest income on interest-earning assets totaled $115.5 million for the twelve months ended December 31, 2020, an increase of $10.1 million, compared to $105.4 million for the twelve months ended December 31, 2019. The increase in interest income earned was the result of an increase in average interest-earning balances, primarily loans receivable during 2020. Loan growth was driven by continued success with our expansion strategy driving new customer relationships, in addition to our participation in the PPP loan program. PPP loans earn a fixed interest rate of 1.00% and mature in either two years or five years depending upon the date of origination. Origination fees paid by the SBA are also recognized as interest income over the life of the loans. We recognized approximately $6.8 million of origination fees related to PPP loans during the twelve month period ended December 31, 2020. Growth in loan balances and corresponding interest income helped offset the decline in interest income driven by a lower rate environment, including interest income associated with the investment securities portfolio. A decline in mortgage interest rates resulted in a sharp increase in prepayment speeds on mortgage-backed securities held in our portfolio which caused acceleration in the amortization of premiums related to those investments.

Total interest expense for the twelve months ended December 31, 2020 decreased $3.9 million, or 15%, to $23.1 million from $27.1 million for the twelve months ended December 31, 2019. Interest expense on deposits decreased by $3.5 million, or 13%, for the twelve months ended December 31, 2020 versus the twelve months ended December 31, 2019 due to lower rates offset by increases in average deposit balances. Lower interest rates were caused by actions taken by the Federal Reserve Bank during the first quarter of 2020 in response to the onset of the COVID-19 pandemic. Interest expense on other borrowings decreased by $423,000 for the twelve months ended December 31, 2020 compared to the twelve months ended December 31, 2019 due primarily to a decrease in the average rate on other borrowings.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 2.26% during the twelve months ended December 31, 2020 versus 2.54% during the twelve months ended December 31, 2019. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. For the twelve months ended December 31, 2020 and 2019, the fully tax-equivalent net interest margin was 2.51% and 2.85%, respectively. Compression in the net interest margin was primarily driven by a 70 basis point decrease in  the yield on interest earning assets resulting from the lower interest rate environment and fixed rate 1.00% loans generated through PPP lending.

Provision for Loan Losses

We recorded a provision for loan losses in the amount of $4.2 million, an increase of $2.3 million, for the twelve months ended December 31, 2020 compared to a $1.9 million provision for the twelve months ended December 31, 2019. The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The provision recorded for the twelve months ended December 31, 2020 compared to the twelve months ended December 31, 2019 increased primarily due to an increase required for loans collectively evaluated for impairment. This change was primarily driven by the uncertainty surrounding the economic environment as a result of the impact of the COVID-19 pandemic. Qualitative factors in the calculation of the provision for loan losses were adjusted to account for this uncertainty. While the U.S. government has taken swift action to provide stimulus and implement programs to support the economy, the long-term impact of the effect on the economy remains uncertain.

Non-performing assets as a percentage of total assets declined to 0.28% as of December 31, 2020 compared to 0.42% as of December 31, 2019. This is the sixth consecutive year that this ratio has declined. Net charge-offs as a percentage of average loans also declined during 2020.

Non-Interest Income

Total non-interest income for the twelve months ended December 31, 2020 increased by $12.5 million, or 53%, compared to the twelve months ended December 31, 2019. Mortgage banking income totaled $17.6 million for the twelve months ended December 31, 2020, an increase of $7.5 million, compared to $10.1 million for the twelve months ended 2019. An increase in the volume of residential mortgage loans due to a decline in interest rates drove the increase in mortgage banking income. Loan and servicing fees totaled $2.9 million for the twelve months ended December 31, 2020 which represents an increase of $1.4 million compared to the twelve months ended December 31, 2019. For the twelve months ended December 31, 2020, service fees on deposit accounts totaled $11.1 million which represents an increase of $3.5 million compared to the twelve months ended December 31, 2019. This increase was driven by growth in customer deposit accounts and transaction volume as we continue with our growth and expansion strategy. We recognized gains of $2.8 million on the sale of securities during the twelve months ended December 31, 2020, an increase of $1.7 million, compared to gains of $1.1 million on the sales of securities for the twelve months ended December 31, 2019. Gains on the sale of SBA loans totaled $1.7 million for the twelve months ended December 31, 2020, a decrease of $1.4 million, versus $3.2 million for the twelve months ended December 31, 2019. Lower origination volumes related to SBA loans was caused by the effects of the COVID-19 pandemic.

Non-Interest Expenses

Non-interest expenses increased by $12.9 million, or 12%, for the twelve months ended December 31, 2020, compared to the twelve months ended December 31, 2019. An explanation of changes of non-interest expenses for certain categories is presented in the following paragraphs.

Salary expenses and employee benefits for the twelve months ended December 31, 2020 increased by $2.4 million, or 4%, compared to the twelve months ended December 31, 2019. The increase was primarily driven by annual merit increases along with increased staffing levels related to our growth strategy of adding and relocating stores, which we refer to as “The Power of Red is Back”. There were thirty-one stores open as of December 31, 2020 compared to twenty-nine stores open at December 31, 2019. The increase was also a result of higher commissions paid to residential mortgage lenders as a result of growth in the volume of mortgage loan originations.

Occupancy expense, including depreciation and amortization expense, increased by $4.2 million, or 23%, for the twelve months ended December 31, 2020 compared to the twelve months ended December 31, 2019, also as a result of our continuing growth and expansion strategy. The full year impact of the two new stores opened in New York City during 2019 was recognized in 2020.

Other real estate owned expenses totaled $459,000 during the twelve months ended December 31, 2020, a decrease of $1.7 million, when compared to the twelve months ended December 31, 2019. This decrease was a result of lower costs to carry foreclosed assets during the twelve months ended December 31, 2020.

Goodwill impairment totaled $5.0 million during the twelve months ended December 31, 2020. During the third quarter of 2020 a goodwill impairment analysis was completed which concluded that a write-off was required. All goodwill on the balance sheet was written off as a result of this one-time, non-cash charge for goodwill impairment.

All other non-interest expenses for the twelve months ended December 31, 2020 increased $3.0 million compared to the twelve months ended December 31, 2019. Increases in expenses related to data processing, debit card processing, professional fees, and regulatory assessments and costs were mainly associated with our growth strategy.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net non-interest expenses to average assets, a non-GAAP measure. For purposes of this calculation, net non-interest expenses equal non-interest expenses less non-interest income. For the twelve months ended December 31, 2020, the ratio was 2.97% compared to 2.71% for the twelve months ended December 31, 2019, respectively. The increase in this ratio was mainly due to our growth and expansion strategy.

Another productivity measure utilized by management is the operating efficiency ratio, another non-GAAP measure. This ratio expresses the relationship of non-interest expenses to net interest income plus non-interest income. The efficiency ratio was 91.69% for the twelve months ended December 31, 2020, compared to 102.90% for the twelve months ended December 31, 2019. The decrease for the twelve months ended December 31, 2020 versus the twelve months ended December 31, 2019 was due to net interest income and non-interest income increasing at a faster rate than non-interest expenses.

Provision (Benefit) for Income Taxes

We recorded a provision for income taxes of $1.4 million for the twelve months ended December 31, 2020 compared to a benefit of $1.4 million for the twelve months ended December 31, 2019. The effective tax rates for the twelve month periods ended December 31, 2020 and 2019 were 22% and (28%), respectively. The effect of permanent deductions increases the effective tax benefit percentage when in a pre-tax loss position and decreases the effective tax rate when in a pre-tax income position. The impact of these permanent differences on the effective tax rate is proportional to the level of the non taxable income in relation to pre-tax income.

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

The Company is in a three year cumulative profit position factoring in pre-tax GAAP income and permanent book/tax differences. Growth in interest-earning assets is expected to continue and is supported by the capital raise completed during 2020. The ratio of non-performing assets to total assets along with other credit quality metrics continue to improve. A number of cost control measures have been implemented to offset the challenges faced in growing revenue as a result of compression in the net interest margin. The Company has added thirteen store locations in the past four years and since the inception of the growth and expansion strategy in 2014, almost every new store location has met or exceeded expectations. The success of the expansion strategy, combined with the stabilization of interest rates and continued loan growth are expected to continue to support improvement in profitability going forward. As of December 31, 2020, the Company has no federal NOLs to carry forward which could expire in the future.

Conversely, the Company’s net interest margin declined during 2020 as a result of the challenging interest rate environment which appears to be consistent across the financial services industry. The effects of the COVID-19 pandemic to the local and global economy may result in a significant increase in future loan loss provisions and charge-offs. Rising interest rates and a downturn in the economy could significantly decrease the volume of mortgage loan originations.

Based on the guidance provided in FASB Accounting Standards Codification Topic 740 (ASC 740), the Company believed that the positive evidence considered at December 31, 2020 outweighed the negative evidence and that it was more likely than not that all of the Company’s deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance was not required at December 31, 2020.

The net deferred tax asset balance was $12.0 million as of December 31, 2020 and $12.6 million as of December 31, 2019. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

Preferred Dividends

Preferred dividends of $923,000 were declared and paid on preferred stock during the twelve months ended December 31, 2020.

Net Income and Net Income per Common Share

The net income available to shareholders for the twelve months ended December 31, 2020 was $4.1 million, compared to a net loss of $3.5 million for the twelve months ended December 31, 2019. For the twelve months ended December 31, 2020, basic and fully-diluted net income per common share was $0.07, compared to basic and fully-diluted net loss per common share of ($0.06) for the twelve months ended December 31, 2019.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. The ROA for the twelve months ended December 31, 2020 and 2019 was 0.13% and (0.12%), respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE for the twelve months ended December 31, 2020 was 1.86%, compared to (1.41%) for the twelve months ended December 31, 2019.

Results of Operations

For the year ended December 31, 2019 as compared to the year ended December 31, 2018

We reported a net loss of $3.5 million, or ($0.06) per diluted share, for the twelve months ended December 31, 2019 compared to net income of $8.6 million, or $0.15 per diluted share, for the twelve months ended December 31, 2018. Earnings in 2019 were negatively impacted by compression of the net interest margin caused by a flat and inverted yield curve which drove lower yields on interest earning assets and higher rates on interest bearing liabilities. In the midst of this challenging rate environment we also incurred costs to execute our expansion strategy in New York City. In addition to new hires, training, advertising, and occupancy expenses related to the opening of our first two stores in New York, we also established a management and lending team for this new market.

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

The Company is in a three year cumulative profit position factoring in pre-tax GAAP income and permanent book/tax differences. Strong growth in interest-earning assets is expected to continue and is supported by the capital raise completed at the end of 2016. The ratio of non-performing assets to total assets along with other credit quality metrics continue to improve. A number of cost control measures have been implemented to offset the challenges faced in growing revenue as a result of compression in the net interest margin. The Company has added eleven store locations in the past three years and since the inception of the “Power of Red is Back” growth and expansion strategy in 2014, almost every new store location has met or exceeded expectations. The success of the expansion into New York, combined with the stabilization of interest rates and continued loan growth are expected to improve profitability going forward.

Conversely, the Company generated a loss in the current year when factoring in pre-tax GAAP income and permanent book/tax differences. The Bank’s net interest margin declined during 2019 as a result of the challenging interest rate environment which appears to be consistent across the financial services industry. Non-accrual loans increased by 20% during 2019. Rising interest rates and a downturn in the economy could significantly decrease the volume of mortgage loan originations.

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

The net deferred tax asset balance was $12.6 million as of December 31, 2019 and $12.3 million as of December 31, 2018. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

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

Financial Condition

December 31, 2020 compared to December 31, 2019

Total assets increased by $1.7 billion, or 52%, to $5.1 billion at December 31, 2020, compared to $3.3 billion at December 31, 2019. In addition to our ongoing success with our expansion strategy, the growth in assets was also driven by our participation in the PPP loan program during 2020 which resulted in a significant increase in new business relationships and account openings. A more detailed discussion of changes in the balance sheet accounts can be found in the following paragraphs.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount in these three categories increased by $607.0 million to $775.3 million at December 31, 2020, from $168.3 million at December 31, 2019. The increase as of December 31, 2020 was caused by borrowings in the amount of $633.8 million related to the PPP loan program which were repaid shortly after the year end.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which we usually originate with the intention of selling in the future and residential mortgage loans, which we also intend to sell in the future. Total SBA loans held for sale were $3.0 million at both December 31, 2020 and December 31, 2019. Residential mortgage loans held for sale totaled $50.4 million at December 31, 2020, an increase of $40.1 million, versus $10.3 million at December 31, 2019. An increase in the volume of residential mortgage loans during 2020, particularly in the fourth quarter, drove the increase in residential mortgage loans held for sale as of December 31, 2020. Loans held for sale, as a percentage of our total assets, were less than 2% at December 31, 2020.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $45.0 million at December 31, 2020. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit. There were no loans in excess of the legal lending limit at December 31, 2020. A $30 million threshold, which amounts to approximately 10% of total regulatory capital, reflects an additional internal monitoring guideline. We had no loan relationships in excess of $30 million at December 31, 2020. The internal monitoring guideline in place as of December 31, 2019 was $25 million. We had one loan relationship in excess of that guideline at December 31, 2019 that amounted to $28.0 million.

Loans increased $893 million, or 51%, to $2.6 billion at December 31, 2020, versus $1.7 billion at December 31, 2019. This growth was primarily the result our of participation in the PPP loan program during 2020. As of December 31, 2020, we held approximately $637 million in PPP loans which are expected to be forgiven by the SBA and repaid during the early part of 2021. We also grew loans during 2020 as a result of our successful execution of our relationship banking strategy which focuses on customer service. During an incredibly challenging year that consisted of governmental restrictions and other obstacles related to the COVID-19 pandemic, we grew loan balances outside of PPP by $273 million, or 16%, during 2020. We also expect many of the new business relationships that grew from our success with PPP to provide significant opportunities for commercial loan growth in future periods.

Investment Securities

Investment securities available for sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes. Our debt securities consist primarily of U.S. Government agency Small Business Administration (“SBA”) bonds, U.S. Government agency collateralized mortgage obligations (“CMO”), agency mortgage-backed securities (“MBS”), municipal securities, and corporate bonds. Investment securities available for sale totaled $528.5 million at December 31, 2020 as compared to $539.0 million at December 31, 2019. The $10.5 million decrease was primarily due to sales, paydowns, maturities, and calls of securities totaling $296.1 million offset by the purchase of securities totaling $284.1 million by during 2020. At December 31, 2020, the portfolio had a net unrealized gain of $1.3 million compared to a net unrealized loss of $1.7 million at December 31, 2019. The $3.0 million increase in the unrealized gain/(loss) of the investment portfolio was driven by a decrease in market interest rates which drove an increase in value of the securities held in our portfolio during 2020.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (SBIC) and Small Business Administration (SBA) bonds, CMO’s and MBS’s. The fair value of securities held-to-maturity totaled $837.0 million and $653.1 million at December 31, 2020 and December 31, 2019, respectively. The $170.3 million increase was primarily due to the purchase of securities held to maturity totaling $402.6 million partially offset paydowns, maturities, and calls of securities held in the portfolio totaling $232.2 million during the year ended December 31, 2020.

ASC 320 “Investments – Debt Securities” requires an entity to determine how to classify a security at the time of acquisition. The appropriateness of the original classification should be reassessed at each reporting period. The transfer of investment securities from available-for-sale to held-to maturity category during the quarter ended December 31, 2018 was completed after an extensive analysis of the characteristics of all securities held in the portfolio, in addition to a review of our liquidity position under multiple scenarios including varying interest rate environments. Twenty-three of the twenty-five securities transferred from available-to-sale to held-to-maturity were collateralized mortgage obligations. Thirteen securities transferred were GNMA collateralized mortgage obligations which are backed by the full faith and credit of the U.S. government. The remaining ten collateralized mortgage obligations were issued by FNMA or FHLMC. Bonds issued by GNMA receive favorable risk rating when calculating regulatory risk-based capital ratios. In addition, GNMA, FNMA, and FHLMC securities are often pledged as collateral as required to hold certain government deposits and are accepted as collateral as a result of the high quality and low-risk nature of these bonds. The other two securities transferred from available-for sale to held-to-maturity were FNMA agency mortgage-backed securities.

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

Equity securities consist of investments in the preferred stock of domestic banks. Equity securities are held at fair value. The fair value of equity securities purchased during 2020 totaled $9.0 million at December 31, 2020. We did not have any equity securities at December 31, 2019.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of December 31, 2020 and December 31, 2019. As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”).

At December 31, 2020 and December 31, 2019, the investment in FHLB stock totaled $2.9 million and $2.6 million, respectively. The $293,000 increase was due to a higher required investment in FHLB stock during 2020. At both December 31, 2020 and December 31, 2019, ACBB stock totaled $143,000.

Premises and Equipment

The balance of premises and equipment increased to $123.2 million at December 31, 2020 from $117.0 million at December 31, 2019. The increase was primarily due to premises and equipment expenditures of $14.4 million reduced by depreciation and amortization expense of $6.2 million during 2020. The expenditures made during 2020 primarily relate to the construction of new store locations in addition to normal investments in hardware, software and other operating equipment. New stores were opened in Northfield, NJ in January 2020 and Bensalem, PA in September 2020 bringing the total store count to thirty-one at December 31, 2020. There are also additional sites in various stages of development for future store locations.

Other Real Estate Owned

The balance of other real estate owned decreased to $1.2 million at December 31, 2020 from $1.7 million at December 31, 2019. The decrease was primarily the result of dispositions totaling $744 thousand partially offset by additions of $233,000 during 2020.

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

The right-of-use asset is valued as the initial amount of the lease liability obligation adjusted for any initial direct costs, prepaid or accrued rent, and any lease incentives. At December 31, 2020 and 2019, the balance of the operating lease right-of-use asset was $72.9 million and $64.8 million, respectively.

Goodwill

The Company completed an annual impairment test for goodwill as of July 31, 2020 and 2019. Goodwill was written off as a result of an interim test completed as of September 30, 2020. This was a complete write-off off all goodwill on the balance sheet. During the year ended December 31, 2019, there was no goodwill impairment recorded.

Impairment is a condition that exists when the carrying amount of goodwill exceeds its implied fair value. Based on the interim impairment test completed as of September 30, 2020, management determined that the carrying amount of goodwill exceeded its implied fair value and that the balance should be written off as of that date. The determination of the fair value of the Reporting Unit incorporates assumptions that marketplace participants would use in their estimates of fair value of the Reporting Unit in a change of control transaction, as prescribed by ASC Topic 820.

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

Total deposits increased by $1.0 billion to $4.0 billion at December 31, 2020, from $3.0 billion at December 31, 2019. We constantly focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction. This strategy has also allowed us to build a stable core-deposit base and nearly eliminate our dependence upon the more volatile sources of funding found in brokered and internet certificates of deposit. We continued to have success with this strategy during 2020 which lead to the growth in deposit balances despite a year filled with challenges, governmental restrictions and business closings due to the COVID-19 pandemic. Our participation in the PPP loan program also resulted in significant growth in new deposit relationships throughout the year. Approximately half of the applications that we accepted for the PPP program were from businesses that were not Republic Bank customers at the time. Many of those applicants were so pleased with their experience during the PPP process that they chose to move their primary banking relationship to Republic.

Other Borrowings

At December 31, 2020, we borrowed $633.9 million through the Paycheck Protection Program Liquidity Facility (“PPPLF”) provided by the Federal Reserve Bank at a rate of 35 basis points. This borrowing was repaid in full during the first week of January 2021. As of December 31, 2019, we had no PPPLF borrowings.

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

The operating lease liability obligation is calculated as the present value of the lease payments, using the discount rate specified in the lease, or if that is not available, our incremental borrowing rate. At December 31, 2020 and 2019, the balance of the operating lease liability obligation was $77.6 million and $68.9 million, respectively.

Shareholders’ Equity

Total shareholders’ equity increased $58.9 million to $308.1 million at December 31, 2020 compared to $249.2 million at December 31, 2019. The increase was primarily due to the net proceeds of a preferred stock offering of $48.3 million completed during 2020. The balance was also affected by a $4.5 million decrease in accumulated other comprehensive losses associated with an increase in the market value of the investment securities portfolio, and an increase driven by net income available to common shareholders of $4.1 million, and entries related to stock based compensation of $1.9 million. The shift in market value of the securities portfolio was primarily driven by a decrease in market interest rates which drove an increase in the market value of the securities held in our portfolio.

Investment Securities Portfolio

Republic’s investment securities portfolio is intended to provide liquidity and contribute to earnings while diversifying credit risk. We attempt to maximize earnings while minimizing our exposure to interest rate risk. Investment securities in the portfolio consist primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), corporate bonds, municipal securities, U.S. Government agency Small Business Investment Company bonds (SBIC), and Small Business Administration (SBA) bonds. Equity securities in the portfolio consist of non-cumulative preferred stock. Our ALCO committee monitors and reviews all security purchases.

A summary of investment securities available for sale at fair value, investment securities held-to-maturity, and equity securities at December 31, 2020, 2019, and 2018 is as follows:

	At December 31,
(dollars in thousands)	2020	2019	2018
Investment securities available for sale
U.S. Government agencies	$32,312	$38,743	$-
Collateralized mortgage obligations	218,232	329,492	197,812
Agency mortgage-backed securities	149,325	98,953	39,105
Municipal securities	8,201	4,064	20,807
Corporate bonds	119,118	69,499	62,583
Asset-backed securities	-	-	6,433
Amortized cost of investment securities available for sale	$527,188	$540,751	$326,740

Fair value of investment securities available for sale	$528,508	$539,042	$321,014

Investment securities held to maturity
U.S. Government agencies	$82,093	$94,913	$107,390
Collateralized mortgage obligations	363,363	416,177	500,690
Agency mortgage-backed securities	369,480	133,752	153,483
Amortized cost of investment securities held to maturity	$814,936	$644,842	$761,563

Fair value of investment securities held to maturity	$836,972	$653,109	$747,323

Equity Securities	$9,039	$-	$-

The total amortized cost of the investment securities portfolio has grown to $1.3 billion at December 31, 2020 compared to $1.2 billion at December 31, 2019, and $1.1 billion at December 31, 2018. Investment securities represented 27% of total assets at December 31, 2020 and 35% of total assets at December 31, 2019. We evaluate our investment securities portfolio on a continual basis in light of the interest rate environment and changing market conditions and when appropriate, take necessary actions to improve and enhance our overall positioning. We consider the portfolio to be well structured and of high quality. At December 31, 2020, 91% of the portfolio consisted of U.S. government debt securities or U.S. government agency issued mortgage-backed securities which were rated Aaa /AA+ by the major credit rating agencies.

The investment securities portfolio includes investment securities classified as both available for sale and held to maturity and equity securities at fair value. During 2020 and 2019, we designated a portion of our securities portfolio as held to maturity based our intent and ability to hold those securities until they mature.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates rise and increases when interest rates fall. In addition, the fair value generally decreases when credit spreads widen and increases when credit spreads tighten. Net unrealized gains in the total investment securities portfolio were $23.4 million at December 31, 2020 compared to net unrealized gains of $6.6 million at December 31, 2019. The increase was a result of a decrease in market interest rates in 2020. The comparable amounts for the securities classified as available for sale were unrealized gains of $1.3 million at December 31, 2020 and unrealized losses of $1.7 million at December 31, 2019.

No single issuer of securities (excluding government agencies) in the portfolio exceeded more than 10% of shareholders’ equity at December 31, 2020 and December 31, 2019. We held four U.S. Government agency securities, fifteen collateralized mortgage obligations and six agency mortgage-backed securities that were in an unrealized loss position at December 31, 2020. Principal and interest payments of the underlying collateral for each of these securities carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of December 31, 2020.

At December 31, 2020, the investment portfolio included eleven municipal securities with a total market value of $8.2 million. These securities are reviewed quarterly for impairment. Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition, we periodically conduct our own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey where nine municipal securities had a market value of $7.4 million. As of December 31, 2020, management found no evidence of other than temporary impairment (“OTTI”) on any of the municipal securities held in the investment securities portfolio.

At December 31, 2020, the investment portfolio included nine corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration. Eight of the nine corporate bonds are with five of the largest U.S. financial institutions. Each financial institution is well capitalized.

Proceeds associated with the sale of securities available for sale in 2020 were $125.2 million. Gross gains of $3.0 million and gross losses of $230,000 were realized on these sales. The tax provision applicable to the net gains of $2.8 million for the year ended December 31, 2020 amounted to $700,000.

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

The following table presents the maturity distribution and weighted average yield by holding type and year of maturity of our investment securities portfolio at December 31, 2020. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these securities are classified separately with no specific maturity date. Equity securities are at fair value.

	December 31, 2020
	Within One Year		One to Five Years		Five to Ten Years		Past Ten Years		No Specific Maturity		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Fair value	Amortized Cost	Yield
Available for Sale
U.S. Government Agencies	$-	-	$31,886	1.34%	$-	-	$-	-	$-	-	$31,886	$32,312	1.34%
Collateralized mortgage obligations	-	-	-	-	-	-	-	-	221,546	1.61%	221,546	218,232	1.61%
Agency mortgage-backed securities	-	-	-	-	-	-	-	-	150,528	1.88%	150,528	149,325	1.88%
Municipal securities	1,301	3.30%	1,009	2.06%	5,915	3.04%	-	-	-	-	8,225	8,201	2.96%
Corporate bonds	11,676	3.59%	43,531	2.35%	44,393	1.47%	16,723	1.81%	-	-	116,323	119,118	2.08%
Total AFS securities	$12,977	3.56%	$76,426	1.92%	$50,308	1.66%	$16,723	1.81%	$372,074	1.72%	$528,508	$527,188	1.73%

Held to Maturity
U.S. Government Agencies	$763	2.36%	$77,214	2.45%	$8,301	2.62%	$-	-	$-	-	$86,278	$82,093	2.47%
Collateralized mortgage obligations	-	-	-	-	-	-	-	-	375,819	1.80%	375,819	363,363	1.80%
Agency mortgage-backed securities	-	-	-	-	-	-	-	-	374,875	1.77%	374,875	369,480	1.77%
Total HTM securities	$763	2.36%	$77,214	2.45%	$8,301	2.62%	$-	-	$750,694	1.78%	$836,972	$814,936	2.41%

Equity Securities	$-	-	$-	-	$-	-	$-	-	$9,039	-	$9,039	-	-

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows. There was one Level 3 investment security classified as available-for-sale at December 31, 2020. This security is a corporate bond.

The trust preferred securities held during 2018 were pools of similar securities that are grouped into an asset structure commonly referred to as collateralized debt obligations (“CDOs”) which consist of the debt instruments of various banks, diversified by the number of participants in the security as well as geographically. The secondary market for these securities had become inactive, and therefore the securities were classified as a Level 3 securities. The fair value analysis did not reflect or represent the actual terms or prices at which any party could purchase the securities. The last trust preferred security was sold in 2018.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1,	$-	$2,820	$-	$3,069	$489	$3,086
Security transferred to Level 3 measurement	-	-	-	-	-	-
Unrealized (losses) gains	-	(189)	-	(249)	237	(17)
Paydowns	-	-	-	-	-	-
Proceeds from sales	-	-	-	-	(660)	-
Realized losses	-	-	-	-	(66)	-
Impairment charges on Level 3	-	-	-	-	-	-
Balance, December 31,	$-	$2,631	$-	$2,820	$-	$3,069

An independent, third party pricing service was used to estimate the current fair market value of the CDO previously held in the investment securities portfolio. The calculations used to determine fair value were based on the attributes of the trust preferred security, the financial condition of the issuers of the trust preferred security, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of the security and its specific collateral as of December 31, 2018. Financial information on the issuers was also obtained from Bloomberg, the FDIC, and S&P Global Market Intelligence. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages.

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

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, residential mortgages and PPP loans. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $45 million at December 31, 2020. Management has established an internal monitoring guideline for loan relationships in the amount of $30 million which approximates 10% of capital and reserves. Individual customers may have several loans often secured by different collateral. We had no loan relationships in excess of $30 million at December 31, 2020. The internal monitoring guideline in place as of December 31, 2019 was $25 million. We had one loan relationship in excess of that guideline at December 31, 2019 that amounted to $28.0 million.

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

At December 31, 2020, we had loan concentrations exceeding 10% of total loans for credits extended to lessors of nonresidential real estate in the aggregate amount of $453.5 million, which represented 17% of gross loans receivable. Loan concentrations are considered to exist when amounts are loaned to multiple numbers of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions. At December 31, 2020, we had no foreign loans outstanding.

The following table sets forth gross loans by major categories for the periods indicated:

	At December 31,
(dollars in thousands)	2020	2019	2018	2017	2016

Commercial real estate	$705,748	$613,631	$515,738	$433,304	$378,519
Construction and land development	142,821	121,395	121,042	104,617	61,453
Commercial and industrial	200,188	223,906	200,423	173,343	174,744
Owner occupied real estate	475,206	424,400	367,895	309,838	276,986
Consumer and other	102,368	101,320	91,152	76,183	63,660
Residential mortgage	395,174	263,444	140,364	64,764	9,682
Paycheck protection program	636,637	-	-	-	-
Total loans	$2,658,142	$1,748,096	$1,436,614	$1,162,049	$965,044

Deferred loan costs (fees)	(12,800)	99	(16)	229	(72)
Total loans, net of deferred loan fees	$2,645,342	$1,748,195	$1,436,598	$1,162,278	$964,972

Total loans, net of deferred loan costs, increased $897 million, or 51%, to $2.6 billion at December 31, 2020, versus $1.7 billion at December 31, 2019. This growth includes more than $600 million in PPP loans. Excluding the impact of the PPP loan program loans grew $273 million, or 16%, year over year.

Loan Maturity and Interest Rate Sensitivity

The amount of loans outstanding by category as of the dates indicated, which are due in: (i) one year or less, (ii) more than one year through five years, and (iii) over five years, is shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Total
Fixed rate:
1 year or less	$56,728	$3,123	$6,565	$49,042	$702	$-	$-	$116,160
1-5 years	417,914	84,058	96,277	209,732	1,702	-	636,637	1,446,320
After 5 years	210,427	11,298	40,141	138,200	12,930	393,076	-	806,072
Total fixed rate	685,069	98,479	142,983	396,974	15,334	393,076	636,637	2,368,552

Adjustable rate:
1 year or less	$16,435	$26,772	$46,184	$10,723	$1,057	$-	$-	$101,171
1-5 years	3,866	17,516	4,305	5,509	2,767	-	-	33,963
After 5 years	378	54	6,716	62,000	83,210	2,098	-	154,456
Total adjustable rate	20,679	44,342	57,205	78,232	87,034	2,098	-	289,590

Total	$705,748	$142,821	$200,188	$475,206	$102,368	$395,174	$636,637	$2,658,142

In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, and at interest rates prevailing at the date of renewal. At December 31, 2020, 89% of total loans were fixed rate compared to 82% at December 31, 2019.

Loss Mitigation and Loan Portfolio Analysis

We have taken a proactive approach to analyze and prepare for the potential challenges to be faced as the effects of the

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. In December 2020, the Economic Aid Act was signed into law which amended certain sections of the CARES Act. This amendment extended the period to suspend the requirements under TDR accounting guidance to the earlier of i) January 1, 2022 or ii) 60 days after the President declares a termination of the national emergency related to the COVID-19 pandemic. Deferrals reached a peak during the second quarter of 2020, at which time we had granted payment deferrals to 491 customers with outstanding balances of $444 million, or 24% of total loans outstanding. As of December 31, 2020, deferrals declined to 21 customers with outstanding balances of $16 million, or less than 1% of total loans outstanding. At December 31, 2020, approximately $4 million of the deferral requests were for deferment of principal balances only. The remaining deferrals include requests to defer both principal and interest payments. Deferrals as of December 31, 2020 were comprised of the following categories: 90 day deferrals amounted to 8 customers with outstanding balances of $3 million and second deferrals amounted to 13 customers with outstanding balances of $13 million.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated:

	At December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Loans accruing, but past due 90 days or more	$612	$-	$-	$-	$302
Non-accrual loans:
Commercial real estate	4,421	4,159	4,631	8,963	13,089
Construction and land development	-	-	-	-	-
Commercial and industrial	2,963	3,087	3,661	2,895	3,151
Owner occupied real estate	2,859	3,337	1,188	2,136	1,546
Consumer and other	1,302	1,062	861	851	808
Residential mortgage	701	768	-	-	-
Paycheck Protection Program	-	-	-	-	-
Total non-accrual loans	12,246	12,413	10,341	14,845	18,594
Total non-performing loans(1)	12,858	12,413	10,341	14,845	18,896
Other real estate owned	1,188	1,730	6,223	6,966	10,174
Total non-performing assets(1)	$14,046	$14,143	$16,564	$21,811	$29,070

Non-performing loans as a percentage of total loans, net of unearned income(1)	0.49%	0.71%	0.72%	1.28%	1.96%
Non-performing assets as a percentage of total assets	0.28%	0.42%	0.60%	0.94%	1.51%

(1) Non-performing loans are comprised of (i) loans that are on non-accrual basis and (ii) accruing loans that are 90 days or more past due. Non-performing assets are composed of non-performing loans and other real estate owned.

Problem loans can consist of loans that are performing, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At December 31, 2020, all identified problem loans included in the preceding table are internally classified and have been evaluated for a specific reserve allocation in the allowance for loan losses (see discussion on “Allowance for Loan Losses”).

Non-performing assets decreased by $97 thousand, or 1%, to $14.0 million at December 31, 2020, compared to $14.1 million at December 31, 2019. An increase in non-performing loans was driven by additions to non-performing loans of $3.2 million during 2020, offset by payments of $2.3 million, transfers to other real estate owned of $233,000, charge-offs of $199,000, and a write down of $31,000. The reduction in other real estate owned was the result of the disposition of two OREO properties for a total of $744,000 offset by the addition of one property for a total of $233,000.

The following summary shows the impact on interest income of non-accrual loans, subsequent to being placed on non-accrual for the periods indicated:

	For the Year Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Interest income that would have been recorded had the loans been in accordance with their original terms	$718	$548	$498	$590	$1,024
Interest income included in net income	$-	$-	$-	$-	$-

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

A detailed analysis of our allowance for loan losses for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 is as follows:

	For the Year Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016

Balance at beginning of period	$9,266	$8,615	$8,599	$9,155	$8,703
Charge-offs:
Commercial real estate	-	-	1,603	-	-
Construction and land development	-	-	-	-	60
Commercial and industrial	333	1,356	151	1,366	143
Owner occupied real estate	48	-	465	157	1,052
Consumer and other	107	126	219	53	11
Residential mortgage	67	-	-	-	10
Paycheck Protection Program	-	-	-	-	-
Total charge-offs	555	1,482	2,438	1,576	1,276
Recoveries:
Commercial real estate	-	-	50	54	6
Construction and land development	3	-	-	-	-
Commercial and industrial	48	217	81	64	163
Owner occupied real estate	1	2	20	-	-
Consumer and other	12	9	3	2	2
Residential mortgage	-	-	-	-	-
Paycheck Protection Program	-	-	-	-	-
Total recoveries	64	228	154	120	171
Net charge-offs	491	1,254	2,284	1,456	1,105
Provision for loan losses	4,200	1,905	2,300	900	1,557
Balance at end of period	$12,975	$9,266	$8,615	$8,599	$9,155

Average loans outstanding(1)	$2,359,169	$1,544,904	$1,340,117	$1,090,851	$936,492

As a percent of average loans:(1)
Net charge-offs	0.02%	0.08%	0.17%	0.13%	0.12%
Provision for loan losses	0.18%	0.12%	0.17%	0.08%	0.17%
Allowance for loan losses	0.55%	0.60%	0.64%	0.79%	0.98%

Allowance for loan losses to:
Total loans, net of unearned income	0.49%	0.53%	0.60%	0.74%	0.95%
Total non-performing loans	100.91%	74.65%	83.31%	57.93%	48.45%

(1) Includes non-accruing loans.

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. We recorded a loan loss provision in the amount of $4.2 million in 2020 compared to a $1.9 million provision in 2019. The increase in the provision during 2020 was driven by an increase required for loans collectively evaluated for impairment. This change was primarily caused by the uncertainty surrounding the economic environment as a result of the COVID-19 pandemic. Qualitative factors in the calculation of the provision for loan losses were adjusted to account for this uncertainty.

The ratio of non-performing assets to total assets declined to 0.28% as of December 31, 2020 compared to 0.42% as of December 31, 2019. Net charge-offs as a percentage of average loans outstanding declined to 0.02% for the year ended December 31, 2020 from 0.08% for the year ended December 31, 2019.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 101% at December 31, 2020 as compared to 75% at December 31, 2019 and 83% at December 31, 2018. The increase in the coverage ratio during 2020 was mainly driven by the increase in the allowance for loan losses during 2020 driven by the conditions described earlier. All loans individually evaluated for impairment are adequately secured with collateral and/or specific reserves. Coverage is considered adequate by management as of December 31, 2020.

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

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category. The amount of non-performing loans for which partial charge-offs have been recorded during the year amounted to $1.1 million at December 31, 2020 compared to $3.6 million at December 31, 2019. This decrease was primarily driven by full charge-offs during 2019. Our charge-off policy is reviewed on an annual basis and updated as necessary. During the twelve months ended December 31, 2020, there have been no changes made to this policy.

We have an existing loan review program, which monitors the loan portfolio on an ongoing basis. A loan review officer who reviews both the loan portfolio and overall adequacy of the allowance for loan losses conducts this loan review on a quarterly basis and reports directly to the Board of Directors.

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at December 31, 2020. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

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

The allocation of the allowance for loan losses for the past five years is as follows:

	At December 31,
	2020		2019		2018		2017		2016
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial real estate	$4,394	26.6%	$3,043	35.1%	$2,462	35.9%	$3,774	37.3%	$3,254	39.2%
Construction and land development	948	5.4%	688	6.9%	777	8.4%	725	9.0%	557	6.4%
Commercial and industrial	1,367	7.5%	931	12.8%	1,754	14.0%	1,317	14.9%	2,884	18.1%
Owner occupied real estate	2,374	17.9%	2,292	24.3%	2,033	25.6%	1,737	26.7%	1,382	28.7%
Consumer and other	723	3.9%	590	5.8%	577	6.3%	573	6.5%	588	6.6%
Residential mortgage	3,025	14.9%	1,705	15.1%	894	9.8%	392	5.6%	58	1.0%
Paycheck Protection Program	-	24.0%	-	0%	-	0%	-	0%	-	0%
Unallocated	144	-	17	-	118	-	81	-	432	-
Total allowance for loan losses	$12,975	100%	$9,266	100%	$8,615	100%	$8,599	100%	$9,155	100%

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

The majority of our loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. We attempt to evaluate larger loans individually, on the basis of our loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, information on potential problems might not be available. Our portfolio of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. PPP loans include an embedded credit enhancement guarantee from the SBA, which guarantees 100% of the principal and interest owed by the borrower.

A loan is considered impaired, in accordance with ASC 310, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans.  As of December 31, 2020, management identified one troubled debt restructuring in the loan portfolio in the amount of $4.5 million. One troubled debt restructuring in the amount of $6.2 million was identified as of December 31, 2019.

The following table presents our impaired loans at December 31, 2020, 2019, and 2018:

(dollars in thousands)	December 31,
	2020	2019	2018
Impaired loans without a valuation allowance	$12,842	$12,862	$10,602
Impaired loans with a valuation allowance	5,127	6,020	7,428
Total impaired loans	$17,969	$18,882	$18,030

Valuation allowance related to impaired loans	$591	$556	$1,473
Total nonaccrual loans	12,246	12,413	10,341
Total loans past-due ninety days or more and still accruing	612	-	-

For the years ended December 31, 2020, 2019, and 2018, the average recorded investment in impaired loans was approximately $19.6 million, $18.1 million, and $22.8 million, respectively.  Republic earned $478,000, $386,000, and $451,000 of interest income on impaired loans (internally classified accruing loans) in 2020, 2019, and 2018, respectively.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

Total impaired loans decreased by $913,000, or 5%, during the year ended December 31, 2020. This decrease demonstrates the Company’s continued focus on maintaining its high standard of asset quality. The valuation allowance related to impaired loans increased to $591,000 at December 31, 2020 compared to $556,000 at December 31, 2019. At December 31, 2020 and 2019, internally classified accruing loans totaled approximately $1.8 million and $2.3 million, respectively.

The following table presents our 30 to 89 days past due loans at December 31, 2020, 2019, and 2018:

(dollars in thousands)	December 31,
	2020	2019	2018
30 to 59 days past due	$2,321	$112	$1,135
60 to 89 days past due	938	1,823	1,574
Total loans 30 to 89 days past due	$3,259	$1,935	$2,709

Management has engaged in active discussions with all delinquent relationships to address delinquencies and is confident that acceptable resolutions will be achieved in the near term.

Deposits

Total deposits at December 31, 2020 were $4.0 billion, an increase of $1.0 billion or 34% from total deposits of $3.0 billion at December 31, 2019. Total deposits by account type at December 31, 2020, 2019, and 2018 are as follows:

(dollars in thousands)	At December 31,
	2020	2019	2018
Demand deposits, non-interest bearing	$1,006,876	$661,431	$519,056
Demand deposits, interest bearing	1,776,995	1,352,360	1,042,561
Money market & savings deposits	1,043,519	761,793	676,993
Time deposits	186,361	223,579	154,257
Total deposits	$4,013,751	$2,999,163	$2,392,867

In general, Republic pays higher interest rates on time deposits compared to other deposit categories. Republic’s various deposit liabilities may fluctuate from period-to-period, reflecting customer behavior and strategies to optimize net interest income. The increase in total deposits of $1.0 billion to $4.0 billion at December 31, 2020 from $3.0 billion at December 31, 2019 was primarily the result of a $770.1 million increase in demand deposits, which reflects the success of our strategy based on a high level of customer service and satisfaction, which in turn drives the gathering of low-cost core deposits. This strategy has also allowed us to eliminate our dependence on the more volatile source of funding in brokered and internet based certificates of deposit.

We continued to have success with our strategy during 2020 which lead to the growth in deposit balances even in a year filled with challenges, governmental restrictions and business closings due to the COVID-19 pandemic. Our participation in the PPP loan program also resulted in significant growth in new deposit relationships throughout the year. Approximately half of the applications that we accepted for the PPP program were from businesses that were not Republic Bank customers at the time. Many of those applicants were so pleased with their experience during the PPP process that they chose to move their primary banking relationship to Republic. On a percentage basis the largest increase in deposits was in the non-interest bearing demand deposit category. These deposits grew by 52% during 2020 which demonstrates the success of our strategy outlined above.

The average balances and weighted average rates of Republic’s interest bearing deposits for the last three years are as follows:

	For the Years Ended December 31,
	2020		2019		2018
(dollars in thousands)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Interest bearing demand deposits	$1,509,826	0.84%	$1,184,530	1.32%	$918,508	0.87%
Money market & savings deposits	916,607	0.68%	705,445	0.98%	697,135	0.70%
Time deposits	211,636	1.82%	190,567	2.02%	128,892	1.23%
Total interest bearing deposits	$2,638,069	0.86%	$2,080,542	1.26%	$1,744,535	0.83%

The remaining maturity of certificates of deposit for $100,000 or more as of December 31, 2020 is as follows:

(dollars in thousands)
Maturity:
3 months or less	$31,966
3 to 6 months	62,898
6 to 12 months	33,031
Over 12 months	16,998
Total	$144,893

The following is a summary of the remaining maturity of time deposits, which includes certificates of deposits of $100,000 or more, as of December 31, 2020:

(dollars in thousands)
Maturity:
2021	$162,450
2022	19,210
2023	1,443
2024	805
2025	2,453
Thereafter	-
Total	$186,361

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $428.9 million and $329.9 million and standby letters of credit of approximately $16.6 million and $17.2 million at December 31, 2020 and 2019, respectively. Commitments often expire without being drawn upon. The $428.9 million of commitments to extend credit at December 31, 2020, substantially all were variable rate commitments.

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

Contractual Obligations and Other Commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2020:

(dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Minimum annual rentals or non-cancellable operating leases	$124,093	$8,260	$15,719	$14,938	$85,176
Other borrowings	633,866	-	614,601	19,265	-
Branch construction commitments	2,509	2,509	-	-	-
Remaining contractual maturities of time deposits	186,361	162,450	20,653	3,258	-
Subordinated debt	11,341	18	-	-	11,323
Director and Officer retirement plan obligations	1,092	686	104	104	198
Loan commitments	428,875	174,121	92,981	48,066	113,707
Standby letters of credit	16,587	15,809	778	-	-
Total	$1,404,724	$363,853	$744,836	$85,631	$210,404

As of December 31, 2020, we had entered into non-cancelable lease agreements for our main office and operations center, twenty current and pending retail branch facilities, five loan offices, one storage facility, and fifteen equipment leases expiring on various dates through December 31, 2058. The leases are accounted for as operating leases. The minimum rental payments required under these leases are $99.4 million through the year 2058.

We have retirement plan agreements with certain directors and officers. At December 31, 2020, the accrued benefits under the plan were approximately $1.1 million, with a minimum age of 65 established to qualify for the payments.

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

The following tables present a summary of our GAP analysis at December 31, 2020.  Amounts shown in the table include both estimated maturities and instruments scheduled to re-price, including prime based loans.  For purposes of these tables, we have used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally, certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities.

Interest Rate Sensitivity Gap
As of December 31, 2020

(dollars in thousands)	0 – 90 Days	91-180 Days	181-365 Days	1-2 Years	2-3 Years	3-5 Years	More than 5 Years	Financial Statement Total	Fair Value

Interest sensitive assets:
Investment securities and other interest-bearing balances	$928,001	$112,052	$149,697	$170,853	$128,089	$214,500	$387,525	$2,090,717	$2,123,112
Loans receivable	898,847	86,889	162,289	411,243	263,171	446,377	363,551	2,632,367	2,618,104
Total	$1,826,848	$198,941	$311,986	$582,096	$391,260	$660,877	$751,076	$4,723,084	$4,741,216

Cumulative totals	$1,826,848	$2,025,789	$2,337,775	$2,919,871	$3,311,131	$3,972,008	$4,723,084

Interest sensitive liabilities:
Demand interest bearing(1)	$1,776,995	$-	$-	$-	$-	$-	-	$1,776,995	$1,776,995
Savings accounts(1)	327,195	-	-	-	-	-	-	327,195	327,195
Money market accounts(1)	716,324	-	-	-	-	-	-	716,324	716,324
Time deposits	41,358	72,932	48,160	19,209	1,443	3,259	-	186,361	187,292
Other borrowings	-	-	-	614,601	-	19,265	-	633,866	633,866
Subordinated debt	11,271	-	-	-	-	-	-	11,271	8,026
Total	$2,873,143	$72,932	$48,160	$633,810	$1,443	$22,524	-	$3,652,012	$3,649,698

Cumulative totals	$2,873,143	$2,946,075	$2,994,235	$3,628,045	$3,629,488	$3,652,012	3,652,012

Interest rate sensitivity GAP	$(1,046,295)	$126,009	$263,826	$51,714	$389,817	$638,353	751,076
Cumulative GAP	$(1,046,295)	$(920,286)	$(656,460)	$(708,174)	$(318,357)	$319,996	1,071,072
Interest sensitive assets/Interest sensitive liabilities	63.58%	68.76%	78.08%	80.48%	91.23%	108.76%	129.33%
Cumulative GAP/ Total earning assets	(22.15)%	(19.48)%	(13.90)%	(14.99)%	(6.74)%	6.78%	22.68%

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

Net Portfolio Value and Net Interest Income Analysis

The income simulation models management used to measure interest rate risk and manage interest rate sensitivity generates estimates of the change in net portfolio value (NPV) and net interest income (NII) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of December 31, 2020 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			NPV as a % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Change (in Basis Points)

+400	$638,123	$134,246	26.64%	14.00%	405
+300	646,952	143,075	28.39%	13.79%	384
+200	635,426	131,549	26.11%	13.17%	322
+100	592,430	88,553	17.57%	11.96%	201
Static	503,877	-	0.00%	9.95%	-
-100	464,134	(169,068)	(33.55)%	6.52%	(343)

In addition to modeling changes in NPV, we also analyze potential changes to NII for a forecasted twelve-month period under rising and falling interest rate scenarios. The following tables shows the NII model as of December 31, 2020 and December 31, 2019:

(dollars in thousands)	December 31, 2020
Change in Interest Rates in Basis Points(1)	Net Interest Income	$ Change	% Change

+400	$131,184	27,010	25.93%
+300	125,317	21,143	20.30%
+200	119,142	14,968	14.37%
+100	112,732	8,558	8.22%
Static	104,174	-	0.00%
-100	95,041	(9,133)	(8.76)%

(dollars in thousands)	December 31, 2019
Change in Interest Rates in Basis Points(1)	Net Interest Income	$ Change	% Change

+400	$81,477	(2,125)	(2.54)%
+300	83,011	(591)	(0.71)%
+200	84,132	530	0.63%
+100	84,782	1,180	1.41%
Static	83,602	-	0.00%
-100	80,201	(3,401)	(4.06)%

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

Deferred issuance costs included in subordinated debt were $70,000 and $76,000 at December 31, 2020 and December 31, 2019, respectively. Amortization of deferred issuance costs were $6,000, $6,000, and $6,000 for the years ended December 31, 2020, 2019, and 2018, respectively. Deferred issuance costs in the amount of $467,000 were recorded against additional paid in capital during the first quarter of 2018 as a result of the conversion of trust preferred securities into common stock in accordance with ASC 470-20.

Shareholders’ equity as of December 31, 2020 totaled approximately $308.1 million compared to approximately $249.2 million as of December 31, 2019. The book value per share of our common stock increased to $4.41 as of December 31, 2020, based upon 58,859,778 shares outstanding, from $4.23 as of December 31, 2019, based upon 58,842,778 shares outstanding at December 31, 2019. Outstanding shares are adjusted for treasury stock and deferred compensation plan shares.

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

Management believes that the Company and Republic met, as of December 31, 2020 and 2019, all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed Republic’s category.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

The following table presents the Company’s and Republic’s capital regulatory ratios calculated based on Basel III guidelines at December 31, 2020 and 2019:

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2020:

Total risk based capital
Republic	$298,291	12.36%	$193,062	8.00%	$253,394	10.50%	$241,327	10.00%
Company	326,554	13.50%	193,498	8.00%	253,967	10.50%	-	-%
Tier one risk based capital
Republic	285,316	11.82%	144,796	6.00%	205,128	8.50%	193,062	8.00%
Company	313,579	12.96%	145,124	6.00%	205,592	8.50%	-	-%
CET 1 risk based capital
Republic	285,316	11.82%	108,597	4.50%	168,929	7.00%	156,863	6.50%
Company	254,254	10.51%	108,843	4.50%	169,311	7.00%	-	-%
Tier one leveraged capital
Republic	287,114	7.44%	153,414	4.00%	153,414	4.00%	191,767	5.00%
Company	308,113	8.17%	153,621	4.00%	153,621	4.00%	-	-%

At December 31, 2019:

Total risk based capital
Republic	$252,307	11.94%	$169,016	8.00%	$221,833	10.50%	$211,270	10.00%
Company	261,759	12.37%	169,251	8.00%	222,141	10.50%	-	-%
Tier one risk based capital
Republic	243,041	11.50%	126,762	6.00%	179,579	8.50%	169,016	8.00%
Company	252,493	11.93%	126,938	6.00%	179,829	8.50%	-	-%
CET 1 risk based capital
Republic	243,041	11.50%	95,071	4.50%	147,889	7.00%	137,325	6.50%
Company	241,493	11.41%	95,203	4.50%	148,094	7.00%	-	-%
Tier one leveraged capital
Republic	245,158	7.54%	128,935	4.00%	128,935	4.00%	161,169	5.00%
Company	249,168	7.83%	129,058	4.00%	129,058	4.00%	-	-%

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $775.3 million at December 31, 2020, compared to $168.3 million at December 31, 2019. Loan maturities and repayments are another source of asset liquidity. At December 31, 2020, Republic estimated that more than $85 million of loans would mature or repay in the six-month period ending June 30, 2021. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At December 31, 2020, we had outstanding commitments (including unused lines of credit and letters of credit) of $445.5 million. Certificates of deposit scheduled to mature in one year totaled $162.5 million at December 31, 2020. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh. Our maximum borrowing capacity with the FHLB was $1.1 billion at December 31, 2020. As of December 31, 2020, we had no outstanding overnight borrowings. At December 31, 2020, FHLB had issued a letter on Republic’s behalf, totaling $150.0 million against our available credit. Our maximum borrowing capacity with the FHLB was $860.5 million at December 31, 2019. As of December 31, 2019, we had no outstanding overnight borrowings. At December 31, 2019, FHLB had issued a letter on Republic’s behalf, totaling $150.0 million against our available credit. We also established a contingency line of credit of $10.0 million with ACBB and a Fed Funds line of credit with Zions Bank in the amount of $15.0 million to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit or the Zions Fed Funds line at both December 31, 2020 and December 31, 2019. As part of the CARES Act, the Federal Reserve Bank of Philadelphia offered secured discounted borrowing capacity to banks that originated PPP loans through the Paycheck Protection Program Liquidity Facility or PPPLF program. At December 31, 2020, the Company pledged $633.9 million of PPP loans to the Federal Reserve Bank of Philadelphia to borrow $633.9 million of funds at a rate of 0.35%.

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

The Consolidated Financial Statements of the Company begin on page 82.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Republic First Bancorp, Inc.

Philadelphia, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Republic First Bancorp, Inc. (the “Company”) and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 11, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

As described in Notes 2 and 5 to the Company’s consolidated financial statements, the Company has a gross loan portfolio of $2.7 billion and related allowance for credit losses of $13.0 million as of December 31, 2020. The allowance for credit losses includes a reserve for loans collectively evaluated for impairment of $12.4 million and loans individually evaluated for impairment of $0.6 million. In calculating the reserve for loans collectively evaluated for impairment, factors considered include quantitative loss factors and qualitative risk factors to estimate inherent losses. Significant judgment is used by management to determine the qualitative factors’ effect on the estimation of inherent losses within the collectively evaluated loan portfolio.

We identified the assumptions used by management to estimate the qualitative factors used in the collectively evaluated component of the allowance for credit losses as a critical audit matter. The Company assigns qualitative risk factors reflecting current conditions, including the impact of COVID-19, that are expected to impact the collectability of the loan portfolio. Auditing these complex judgments and assumptions involved especially challenging and subjective auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●    Assessing the design and operating effectiveness of controls relating to management’s review of assumptions used in qualitative risk factors, and the resulting reserve for loans collectively evaluated for impairment.

●    Assessing the appropriateness of assumptions and factors that the Company used in forming the qualitative risk factors reflecting current conditions including the impact COVID-19, for collectively evaluated loans and assessing whether such factors were relevant, reliable, and reasonable for the purpose used.

●    Evaluating data used in developing the qualitative factors by comparing it to internally developed and other third-party data available in the Company’s geography, and evaluating any contradictory evidence identified.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Philadelphia, Pennsylvania

March 11, 2021

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$29,746	$41,928
Interest bearing deposits with banks	745,554	126,391
Cash and cash equivalents	775,300	168,319
Investment securities available for sale, at fair value	528,508	539,042
Investment securities held to maturity, at amortized cost (fair value of $836,972 and $653,109, respectively)	814,936	644,842
Equity securities	9,039	-
Restricted stock, at cost	3,039	2,746
Mortgage loans held for sale, at fair value	50,387	10,345
Other loans held for sale	2,983	3,004
Loans receivable (net of allowance for credit losses of $12,975 and $9,266, respectively)	2,632,367	1,738,929
Premises and equipment, net	123,170	116,956
Other real estate owned, net	1,188	1,730
Accrued interest receivable	16,120	9,934
Operating lease right-of-use asset	72,946	64,805
Goodwill	-	5,011
Other assets	35,752	35,627
Total Assets	$5,065,735	$3,341,290
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$1,006,876	$661,431
Demand – interest bearing	1,776,995	1,352,360
Money market and savings	1,043,519	761,793
Time deposits	186,361	223,579
Total Deposits	4,013,751	2,999,163
Other borrowings	633,866	-
Accrued interest payable	926	1,630
Other liabilities	20,232	11,208
Operating lease liability	77,576	68,856
Subordinated debt	11,271	11,265
Total Liabilities	4,757,622	3,092,122
Commitments and contingencies (see note 12)	-	-
Shareholders’ Equity
Preferred stock, par value $0.01 per share; liquidation preference $25.00 per share; 10,000,000 shares authorized; share issued 2,000,000 as of December 31, 2020 and no shares as of December 31,2019; shares outstanding 2,000,000 as of December 31, 2020 and no shares as of December 31, 2019	20	-
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 59,388,623 as of December 31, 2020 and 59,371,623 as of December 31, 2019; shares outstanding 58,859,778 as of December 31, 2020 and 58,842,778 as of December 31, 2019	594	594
Additional paid in capital	322,321	272,039
Accumulated deficit	(8,085)	(12,216)
Treasury stock at cost (503,408 shares as of December 31, 2020 and December 31, 2019)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of December 31, 2020 and December 31, 2019)	(183)	(183)
Accumulated other comprehensive loss	(2,829)	(7,341)
Total Shareholders’ Equity	308,113	249,168
Total Liabilities and Shareholders’ Equity	$5,065,735	$3,341,290

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2020, 2019, and 2018

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Interest income
Interest and fees on taxable loans	$91,177	$72,808	$62,502
Interest and fees on tax-exempt loans	2,115	1,689	1,543
Interest and dividends on taxable investment securities	21,059	27,459	26,677
Interest and dividends on tax-exempt investment securities	85	337	505
Interest on federal funds sold and other interest-earning assets	514	2,571	847
Total interest income	114,950	104,864	92,074
Interest expense
Demand- interest bearing	12,645	15,621	7,946
Money market and savings	6,247	6,796	4,898
Time deposits	3,859	3,850	1,588
Other borrowings	367	790	1,738
Total interest expense	23,118	27,057	16,170
Net interest income	91,832	77,807	75,904
Provision for loan losses	4,200	1,905	2,300
Net interest income after provision for loan losses	87,632	75,902	73,604
Non-interest income
Loan and servicing fees	2,920	1,568	1,401
Mortgage banking income	17,588	10,125	10,233
Gain on sales of SBA loans	1,741	3,187	3,105
Service fees on deposit accounts	11,058	7,541	5,476
Gain (loss) on sale of investment securities	2,760	1,103	(67)
Other non-interest income	168	214	174
Total non-interest income	36,235	23,738	20,322
Non-interest expenses
Salaries and employee benefits	56,277	53,888	44,082
Occupancy	14,033	11,565	8,046
Depreciation and amortization	8,177	6,482	5,447
Legal	1,164	1,335	985
Other real estate owned	459	2,109	1,588
Appraisal and other loan expenses	2,368	1,829	1,840
Advertising	1,240	1,930	1,211
Data processing	6,471	5,220	3,855
Insurance	1,172	1,070	996
Professional fees	3,058	2,589	2,048
Debit card processing	3,587	2,467	1,868
Regulatory assessments and costs	2,549	1,228	1,675
Taxes, other	916	837	796
Goodwill impairment	5,011	-	-
Other operating expenses	10,941	11,941	9,284
Total non-interest expense	117,423	104,490	83,721
Income (loss) before provision (benefit) for income taxes	6,444	(4,850)	10,205
Provision (benefit) for income taxes	1,390	(1,350)	1,578
Net income (loss)	$5,054	$(3,500)	$8,627
Preferred stock dividends	923	-	-
Net income (loss) available to common stockholders	$4,131	$(3,500)	$8,627
Net income (loss) per share
Basic earnings per common share	$0.07	$(0.06)	$0.15
Diluted earnings per common share	$0.07	$(0.06)	$0.15

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2020, 2019, and 2018

(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018

Net income (loss)	$5,054	$(3,500)	$8,627

Other comprehensive income (loss), net of tax
Unrealized gain on securities (pre-tax $5,789, $5,120, and $5,364, respectively)	4,320	4,284	3,927
Reclassification adjustment for securities losses (gains) (pre-tax $(2,760), $(1,103) and $67, respectively)	(2,060)	(823)	49
Net unrealized gains on securities	2,260	3,461	3,976
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity (pre-tax $-, $-, $(9,362), respectively)	-	-	(6,855)
Amortization of net unrealized holding losses during the period (pre-tax $3,018, $1,658, and $137, respectively)	2,252	1,125	101

Total other comprehensive income (loss)	4,512	4,586	(2,778)

Total comprehensive income	$9,566	$1,086	$5,849

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020, 2019, and 2018

(Dollars in thousands)

	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$5,054	$(3,500)	$8,627
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Goodwill impairment	5,011	-	-
Provision for loan losses	4,200	1,905	2,300
Write down of other real estate owned	31	286	563
Depreciation and amortization	8,177	6,482	5,447
Deferred income taxes	910	1,744	1,527
Stock based compensation	1,918	2,632	2,116
Loss (gain) on sale of investment securities	(2,760)	(1,103)	67
Amortization of premiums on investment securities	7,480	3,730	2,878
Accretion of discounts on retained SBA loans	(880)	(1,411)	(1,332)
Fair value adjustments on SBA servicing assets	358	1,364	1,458
Proceeds from sales of SBA loans originated for sale	25,470	46,951	42,726
SBA loans originated for sale	(23,708)	(41,364)	(42,700)
Gains on sales of SBA loans originated for sale	(1,741)	(3,187)	(3,105)
Proceeds from sales of mortgage loans originated for sale	479,324	335,991	322,264
Mortgage loans originated for sale	(504,488)	(317,881)	(291,870)
Fair value adjustment for mortgage loans originated for sale	(1,915)	454	513
Gains on mortgage loans originated for sale	(12,981)	(8,117)	(8,378)
Amortization of debt issuance costs	6	6	6
Non-cash expense related to leases	532	1,128	-
Increase in accrued interest receivable and other assets	(7,845)	(8,464)	(5,047)
Net increase in accrued interest payable and other liabilities	7,118	1,687	1,570
Net cash (used in) provided by operating activities	(10,729)	19,333	39,630
Cash flows from investing activities
Purchase of investment securities available for sale	(284,015)	(338,500)	(149,209)
Purchase of equity securities	(9,039)	-	-
Purchase of investment securities held to maturity	(402,554)	-	(123,265)
Proceeds from the sale of securities available for sale	125,222	54,742	6,439
Proceeds from the paydown, maturity, or call of securities available for sale	170,874	69,012	48,796
Proceeds from the paydown, maturity, or call of securities held to maturity	232,238	116,486	63,565
Net (purchase) redemption of restricted stock	(293)	3,008	(3,836)
Net increase in loans	(896,991)	(312,665)	(275,587)
Net proceeds from sale of other real estate owned	744	5,072	495
Premises and equipment expenditures	(14,391)	(35,777)	(18,161)
Net cash used in investing activities	(1,078,205)	(438,622)	(450,763)
Cash flows from financing activities
Net proceeds from issuance of preferred stock	48,325	-	-
Net proceeds from exercise of stock options	41	261	670
Net increase in demand, money market and savings deposits	1,051,806	536,974	292,053
Net (decrease) increase in time deposits	(37,218)	69,322	37,519
Increase (repayment) in short-term borrowings	-	(91,422)	91,422
Increase (repayment) in other borrowings	633,866	-	-
Preferred stock dividends paid	(923)	-	-
Return of short swing profit	18	-	-
Net cash provided by financing activities	1,695,915	515,135	421,664
Net increase in cash and cash equivalents	606,981	95,846	10,531
Cash and cash equivalents, beginning of year	168,319	72,473	61,942
Cash and cash equivalents, end of year	$775,300	$168,319	$72,473
Supplemental disclosures
Interest paid	$23,822	$25,985	$15,905
Non-cash transfers from loans to other real estate owned	$233	$1,225	$315
Conversion of subordinated debt to common stock	$-	$-	$10,094
Transfer of available-for-sale securities to held-to-maturity securities	$-	$-	$230,094

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2020, 2019, and 2018

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance January 1, 2018	$-	$575	$256,285	$(18,983)	$(3,725)	$(183)	$(7,509)	$226,460

Reclassification due to the adoption of ASU 2018-02				1,640			(1,640)	-
Net income				8,627				8,627
Other comprehensive loss, net of tax							(2,778)	(2,778)
Stock based compensation			2,116					2,116
Conversion of subordinated debt to common stock (1,624,614 shares)		16	10,078					10,094
Options exercised (174,850 shares)		2	668					670

Balance December 31, 2018	-	593	269,147	(8,716)	(3,725)	(183)	(11,927)	245,189

Net loss				(3,500)				(3,500)
Other comprehensive income, net of tax							4,586	4,586
Stock based compensation			2,632					2,632
Options exercised (53,550 shares)		1	260					261

Balance December 31, 2019	-	594	272,039	(12,216)	(3,725)	(183)	(7,341)	249,168

Net income				5,054				5,054
Other comprehensive income, net of tax							4,512	4,512
Preferred stock dividends (1)				(923)				(923)
Proceeds from shares issued under preferred stock offering (2,000,000 shares) net of offering costs of $1,675	20		48,305					48,325
Stock based compensation			1,918					1,918
Return of short swing profit			18					18
Options exercised (17,000 shares)			41					41

Balance December 31, 2020	$20	$594	$322,321	$(8,085)	$(3,725)	$(183)	$(2,829)	$308,113

(1)	Dividends per share of $0.46 were declared on preferred stock for the twelve months ended December 31, 2020

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Nature of Operations

Republic First Bancorp, Inc. (the “Company”) is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. It is comprised of one wholly-owned subsidiary, Republic First Bank, which does business under the name of Republic Bank (“Republic”). Republic is a Pennsylvania state chartered bank that offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia, Southern New Jersey, and New York City markets through its offices and store locations in Philadelphia, Montgomery, Delaware, Bucks, Camden, Burlington, Atlantic, Gloucester, and New York Counties. In 2016, Republic acquired all of the issued and outstanding limited liability company interests of Oak Mortgage Company, LLC (“Oak Mortgage”) and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. Oak Mortgage is headquartered in Marlton, NJ and is licensed to do business in Pennsylvania, Delaware, New Jersey, and Florida. In 2018, Oak Mortgage was merged into Republic and restructured as a division of Republic. The Oak Mortgage name is still utilized for marketing and branding purposes. The Company also has two unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of two separate issuances of trust preferred securities.

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

The coronavirus (“COVID-19”) outbreak and the public health response to contain it have resulted in unprecedented economic and financial market conditions during the twelve months ended December 31, 2020 that did not exist at December 31, 2019. In response to these evolving conditions, the Board of Governors of the Federal Reserve System (“Federal Reserve”) reduced the federal funds target range by 150 basis points to 0.00% to 0.25% in March 2020. The Federal Reserve has taken additional steps to bolster the economy by promoting liquidity in certain securities markets and providing funding sources for small and mid-sized businesses, as well as, state and local governments as they work through the cash flow stresses caused by the COVID-19 pandemic.

The economic downturn that began in the U.S. as a result of the government-mandated business closures and stay-at-home orders is significantly impacting the labor market, consumer spending, business investment and profitability. As a result, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which is the largest economic stimulus package in the nation’s history in an effort to lessen the impact of COVID-19 on consumers and businesses. Among other measures, the CARES Act authorized funding for the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) to provide loans to small businesses to keep employees on their payroll and to make other eligible payments to sustain their operation in the near term. In December 2020, the Economic Aid Act was signed into law, which extended certain provisions of the CARES Act and provides additional support and financial assistance for small businesses, non-profit organizations and other entities.

In a period of economic contraction, elevated levels of loan losses and lost interest income may occur. The Company continues to accrue interest on loans modified in accordance with the CARES Act. To the extent those borrowers are unable to resume normal contractual payments, the Company could experience additional losses of principal and interest. The extent to which the COVID-19 pandemic has a further impact the Company's business, results of operations, and financial condition, as well as the Company's regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic.

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

Restrictions on Cash and Due from Banks

Republic is required to maintain certain average reserve balances as established by the Federal Reserve Board. Effective March 26, 2020, the Federal Reserve announced they were reducing the reserve requirement ratio to zero percent across all deposit tiers. This comes as the COVID-19 pandemic continues to impact much of the way financial institutions both operate and serve their customers. As a result of this rule, there were no reserve balance requirements as of December 31, 2020. The amount of the balance for the reserve computation period December 31, 2019 was approximately $57.2 million. These requirements were satisfied through the restriction of vault cash and a balance held by the Federal Reserve Bank of Philadelphia.

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

Equity Securities – Equity securities are carried at their fair value. Changes in the fair value of equity securities are reported in other non-interest income.

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

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, was carried at cost as of December 31, 2020 and 2019. As of those dates, restricted stock consisted of investments in the capital stock of the FHLB of Pittsburgh and Atlantic Community Bankers Bank (“ACBB”).  The required investment in the capital stock of the FHLB is calculated based on outstanding loan balances and open credit facilities with the FHLB. Excess investments are returned to Republic on a quarterly basis.

At December 31, 2020 and December 31, 2019, the investment in FHLB stock totaled $2.9 million and $2.6 million, respectively. The increase was due primarily to a higher membership stock requirement by FHLB at December 31, 2020 which resulted in a higher required investment as of that date. At both December 31, 2020 and December 31, 2019, ACBB stock totaled $143,000.

Mortgage Banking Activities and Mortgage Loans Held for Sale

Mortgage loans held for sale are originated and held until sold to permanent investors. Management elected to adopt the fair value option in accordance with FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, and record loans held for sale at fair value.

Mortgage loans held for sale originated on or subsequent to the election of the fair value option, are recorded on the balance sheet at fair value. The fair value is determined on a recurring basis by utilizing quoted prices from dealers in such securities. Changes in fair value are reflected in mortgage banking income in the statements of operations. Direct loan origination costs are recognized when incurred and are included in non-interest expense in the statements of income.

Interest Rate Lock Commitments

Mortgage loan commitments known as interest rate locks that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance FASB ASC 815, Derivatives and Hedging. Loan commitments that are classified as derivatives are recognized at fair value on the balance sheet as other assets and other liabilities with changes in their fair values recorded as mortgage banking income and included in non-interest income in the statements of income. Outstanding interest rate lock commitments (“IRLCs”) are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. Republic is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Republic uses best efforts commitments to substantially eliminate these risks. The valuation of the IRLCs issued by Republic includes the value of the servicing released premium. Republic sells loans where the servicing is released, and the servicing released premium is included in the market price. See Note 23 Derivatives and Risk Management Activities for further detail of IRLCs.

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

The Company has one reportable segment: Community Banking. The community banking segment primarily encompasses the commercial loan and deposit activities of the Bank, as well as, residential mortgage and consumer loan products in the area surrounding its stores. Oak Mortgage was acquired by the Bank in 2016 and organized as a wholly owned subsidiary of the Bank. Oak Mortgage was maintained as a separate legal entity through December 31, 2017 in order to preserve certain secondary market contracts and regulatory licensing requirements.

On January 1, 2018, Oak Mortgage operations were restructured as a division of Republic and all assets, liabilities, contracts, employees and activity were merged into the Republic. As a result of this restructuring, the Company re-evaluated its reporting unit structure and determined that as of July 31, 2018 there were no longer two reporting units but rather a sole reporting unit in Republic Bank. As of July 31, 2019, the Company elected to perform a Step One Test for goodwill impairment. The fair value of the reporting unit was higher than the book value and, therefore, no Step Two analysis was required. Goodwill totaled $5.0 million as of December 31, 2019.

At March 31, 2020, June 30, 2020, and September 30, 2020, the Company performed a quantitative analysis to determine if goodwill had been impaired due to impact of COVID-19 on the economy and the sustained decline in the Company’s stock price. At both March 31, 2020 and June 30, 2020, the quantitative analysis determined goodwill was not impaired. At September 30, 2020, the quantitative analysis determined goodwill was impaired. The Company concluded that all of its goodwill was impaired and recorded a non-cash charge for the amount of the impairment against earnings based on the quantitative analysis. The charge had no impact on tangible capital and a minimal impact on regulatory capital.

Loans Receivable

The loans receivable portfolio is segmented into commercial and industrial loans, commercial real estate loans, owner occupied real estate loans, construction and land development loans, consumer and other loans, residential mortgages, and PPP loans. Consumer loans consist of home equity loans and other consumer loans.

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

Paycheck Protection Program (“PPP”) loans, created through the Small Business Administration (“SBA”) and Treasury Department from a provision in the CARES Act, are SBA-guaranteed loans to small business to pay their employees, rent, mortgage interest, and utilities. PPP loans will be forgiven subject to clients’ providing documentation evidencing their compliant use of funds and otherwise complying with the terms of the program.

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

Pursuant to the CARES Act, loan modifications made from March 1, 2020 through the earlier of December 31, 2020 or 60 days after the termination date of the national emergency declared by the President on March 13, 2020 concerning the COVID–19 outbreak (the “national emergency”), a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a troubled debt restructured (“TDR”), including impairment accounting. This TDR relief is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. In December 2020, the Economic Aid Act was signed into law which amended certain sections of the CARES Act. This amendment extended the period to suspend the requirements under TDR accounting guidance to the earlier of i) January 1, 2022 or ii) 60 days after the President declares a termination of the national emergency related to the COVID-19 pandemic. The option to defer principal payments only or both principal and interest payments was offered to loan customers that expressed a need to defer loan payments as a result of the financial impact of the COVID pandemic on their business. The ability to defer loan payments was initially limited to 90 days. An extension for an additional 90 days was granted if conditions warranted such an extension based on an evaluation performed by management. Financial institutions are required to maintain records of the volume of loans involved in modifications to which TDR relief is applicable. The Company elected to exclude modifications meeting these requirements from TDR classification.

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

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Guarantees

The Company accounts for guarantees in accordance with ASC 815 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.  ASC 815 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has financial and performance letters of credit.  Financial letters of credit require the Company to make payment if the customer’s financial condition deteriorates, as defined in the agreements.   Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations.  The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2020 is $16.6 million and they expire as follows: $15.8 million in 2021 and $778,000 in 2022.  Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. There was no liability for guarantees under standby letters of credit as of December 31, 2020 and December 31, 2019.

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

Operating Leases

The Company enters into lease agreements to obtain the right to use assets (“ROU”) for its business operations, substantially all of which are real estate. Lease liabilities and ROU assets are recognized when the Company enters into operating leases and represent its obligations and rights to use these assets over the period of the leases and may be re-measured for certain modifications, resolution of certain contingencies involving variable consideration, or its exercise of options (renewal, extension, or termination) under the lease.

Operating lease liabilities include fixed and in-substance fixed payments for the contractual duration of the lease, adjusted for renewals or terminations which were considered probable of exercise when measured. During 2020, one lease term for real property was extended, for which the extension was considered probable at the time of measurement. The lease payments are discounted using a rate determined when the lease is recognized. As the Company typically does not know the discount rate implicit in the lease, the Company estimates a discount rate that it believes approximates a collateralized borrowing rate for the estimated duration of the lease. The discount rate is updated when re-measurement events occur. The related operating lease ROU assets may differ from operating lease liabilities due to initial direct costs, deferred or prepaid lease payments and lease incentives.

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

Stock Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“the 2005 Plan”), under which the Company granted options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company’s 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of December 31, 2020, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company’s stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company’s shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. Compensation cost for all option awards is calculated and recognized over the vesting period of the option awards. If the service conditions are not met, the Company reverses previously recorded compensation expense upon forfeiture. The Company’s accounting policy election is to recognize forfeitures as they occur. At December 31, 2020, the maximum number of common shares issuable under the 2014 Plan was 6.5 million shares. During the twelve months ended December 31, 2020, 1.3 million options were granted under the 2014 Plan with a fair value of $1.1 million.

Earnings Per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plans and convertible preferred stock for the twelve months ended December 31, 2020. CSEs consist of dilutive stock options granted through the Company’s stock options for the twelve months ended December 31, 2019 and 2018. The effects of stock options or payment of dividends on the Company’s Preferred Stock are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive.

The calculation of EPS for the years ended December 31, 2020, 2019, and 2018 is as follows:

(dollars in thousands, except per share amounts)	2020	2019	2018

Net income (loss) available to common shareholders	$4,131	$(3,500)	$8,627

Weighted average shares outstanding	58,853	58,833	58,358

Net income (loss) per share – basic	$0.07	$(0.06)	$0.15

Weighted average shares outstanding (including dilutive CSEs)	58,904	58,833	59,407

Net income (loss) per share – diluted	$0.07	$(0.06)	$0.15

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

(in thousands)	2020	2019	2018

Anti-dilutive securities

Share based compensation awards	5,848	4,979	2,813

Convertible preferred stock	5,556	-	-

Total anti-dilutive securities	11,404	4,979	2,813

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

Recent Accounting Pronouncements

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company has evaluated the impact of this ASU, continuing its implementation efforts and reviewing the loss modeling requirements consistent with lifetime expected loss estimates. Calculations of expected losses under the new guidance have been run parallel to the calculations under existing guidance to assess and evaluate the potential impact to the Company’s financial statements. The new model includes different assumptions used to calculate credit losses, such as estimating losses over the estimated life of a financial asset and considers expected future changes in macroeconomic conditions. The Company was initially required to adopt this ASU on January 1, 2020. The Company elected to defer the adoption of this ASU as permitted by Section 4014 of the CARES Act, which allowed financial institutions to postpone adoption until the earlier of (i) the date on which the national emergency concerning the COVID-19 outbreak declared under the National Emergencies Relief Act terminates or (ii) December 31, 2020. The Economic Aid Act approved in December 2020 extended the option to defer this ASU until January 1, 2021 or January 1, 2022. The Company has chosen to defer adoption until January 1, 2022. While based on the parallel calculations run to date, the Company does not anticipate a material increase to the allowance for credit losses at the present time , the impact on the date of adoption is unknown.

ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or derecognizing the effects of) reference rate reform on financial reporting. Specifically, the amendments provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These relate only to those contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU became effective March 12, 2020 and can be adopted anytime during the period of January 1, 2020 through December 31, 2022. The Company is currently evaluating the impact of this guidance. There is only one relationship that has LIBOR pricing with a maturity date beyond December 31, 2022. The loan documentation for the relationship contains language for an alternative pricing index when LIBOR is no longer available.

ASU 2021-01

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition, including derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The ASU became effective as of March 12, 2020 and can be adopted anytime during the period of January 1, 2020 through December 31, 2022. The Company is currently evaluating the impact of this guidance. There is only one relationship that has LIBOR pricing with a maturity date beyond December 31, 2022. The loan documentation for the relationship contains language for an alternative pricing index when LIBOR is no longer available.

3.	Investment Securities

A summary of the amortized cost and market value of securities available for sale, securities held to maturity, and equity securities at December 31, 2020 and 2019 is as follows:

	At December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government agencies	$32,312	$-	$(426)	$31,886
Collateralized mortgage obligations	218,232	3,584	(270)	221,546
Agency mortgage-backed securities	149,325	1,204	(1)	150,528
Municipal securities	8,201	24	-	8,225
Corporate bonds	119,118	595	(3,390)	116,323
Investment securities available for sale	$527,188	$5,407	$(4,087)	$528,508

Held to maturity
U.S. Government agencies	$82,093	$4,185	$-	$86,278
Collateralized mortgage obligations	363,363	12,687	(231)	375,819
Agency mortgage-backed securities	369,480	5,640	(245)	374,875
Investment securities held to maturity	$814,936	$22,512	$(476)	$836,972

Equity securities (1)				$9,039

(1)	Equity securities consist of investments in non-cumulative preferred stock

	At December 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government agencies	$38,743	$1	$(439)	$38,305
Collateralized mortgage obligations	329,492	2,368	(422)	331,438
Agency mortgage-backed securities	98,953	82	(98)	98,937
Municipal securities	4,064	18	-	4,082
Corporate bonds	69,499	79	(3,298)	66,280
Investment securities available for sale	$540,751	$2,548	$(4,257)	$539,042

Held to maturity
U.S. Government agencies	$94,913	$482	$(294)	$95,101
Collateralized mortgage obligations	416,177	7,603	(793)	422,987
Agency mortgage-backed securities	133,752	1,782	(513)	135,021
Investment securities held to maturity	$644,842	$9,867	$(1,600)	$653,109

Equity securities				$-

The following table presents investment securities by stated maturity at December 31, 2020. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these securities are classified separately with no specific maturity date.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$12,989	$12,977	$757	$763
After 1 year to 5 years	77,313	76,426	73,504	77,214
After 5 years to 10 years	52,410	50,308	7,832	8,301
After 10 years	16,919	16,723	-	-
Collateralized mortgage obligations	218,232	221,546	363,363	375,819
Agency mortgage-backed securities	149,325	150,528	369,480	374,875
Total investment securities	$527,188	$528,508	$814,936	$836,972

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

The Company’s investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities, certain corporate entities. Equity securities consist of investments in non-cumulative preferred stock. At December 31, 2020, fair value gains on the equity securities were immaterial. There were no private label mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) held in the investment securities portfolio as of December 31, 2020 and December 31, 2019. There were also no MBS or CMO securities that were rated “Alt-A” or “sub-prime” as of those dates.

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

The Company regularly evaluates investment securities that are in an unrealized loss position in order to determine if the decline in fair value is other than temporary. Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, the current interest rate environment and the rating of each security. An OTTI loss must be recognized for a debt security in an unrealized loss position if the Company intends to sell the security or it is more likely than not that it will be required to sell the security prior to recovery of the amortized cost basis. The amount of OTTI loss recognized is equal to the difference between the fair value and the amortized cost basis of the security that is attributed to credit deterioration. Accounting standards require the evaluation of the expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, that amount must be recognized against income in the current period. The portion of the unrealized loss related to other factors, such as liquidity conditions in the market or the current interest rate environment, is recorded in accumulated other comprehensive income (loss) for investment securities classified available for sale. There were no impairment charges (credit losses) recorded during the years ended December 31, 2020, 2019, and 2018.

At December 31, 2020 and 2019, investment securities in the amount of approximately $1.2 billion and $847.1 million, respectively, were pledged as collateral for public deposits and certain other deposits as required by law.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at December 31, 2020, 2019, and 2018 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2020	2019	2018

Beginning Balance, January 1st	$-	$-	$274
Reductions for securities sold during the period	-	-	(274)
Ending Balance, December 31st	$-	$-	$-

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2020 and 2019:

	At December 31, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$-	$-	$31,886	$426	$31,886	$426
Collateralized mortgage obligations	99,497	270	-	-	99,497	270
Agency mortgage-backed securities	20,934	1	-	-	20,934	1
Municipal securities	-	-	-	-	-	-
Corporate bonds	4,559	39	54,649	3,351	59,208	3,390
Investment Securities Available for Sale	$124,990	$310	$86,535	$3,777	$211,525	$4,087

	At December 31, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations	62,603	231	-	-	62,603	231
Agency mortgage-backed securities	54,537	245	-	-	54,537	245
Investment Securities Held to Maturity	$117,140	$476	$-	$-	$117,140	$476

	At December 31, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$28,136	$439	$-	$-	$28,136	$439
Collateralized mortgage obligations	63,384	328	6,164	94	69,548	422
Agency mortgage-backed securities	2,924	13	6,411	85	9,335	98
Municipal securities	-	-	-	-	-	-
Corporate bonds	2,820	180	51,882	3,118	54,702	3,298
Investment Securities Available for Sale	$97,264	$960	$64,457	$3,297	$161,721	$4,257

	At December 31, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$33,092	$220	$3,703	$74	$36,795	$294
Collateralized mortgage obligations	24,211	18	64,324	775	88,535	793
Agency mortgage-backed securities	14,044	33	52,132	480	66,176	513
Investment Securities Held to Maturity	$71,347	$271	$120,159	$1,329	$191,506	$1,600

Unrealized losses on securities in the investment portfolio amounted to $4.6 million with a total fair value of $328.7 million as of December 31, 2020 compared to unrealized losses of $5.9 million with a total fair value of $353.2 million as of December 31, 2019. The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

The Company held four U.S. Government agency securities, fifteen collateralized mortgage obligations and six agency mortgage-backed securities that were in an unrealized loss position at December 31, 2020. Principal and interest payments of the underlying collateral for each of these securities carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of December 31, 2020.

All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At December 31, 2020, the investment portfolio had no municipal securities that were in an unrealized loss position.

At December 31, 2020, the investment portfolio included nine corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration. Eight of the nine corporate bonds are issued by five of the largest U.S. financial institutions. Each financial institution is well capitalized.

Proceeds associated with the sale of securities available for sale in 2020 were $125.2 million. Gross gains of $3.0 million and gross losses of $230,000 were realized on these sales. The tax provision applicable to the net gains of $2.8 million for the year ended December 31, 2020 amounted to $700,000. Proceeds associated with the sale of securities available for sale in 2019 were $54.7 million. Gross gains of $1.2 million and gross losses of $67,000 were realized on these sales. The tax provision applicable to the net gains of $1.1 million for the year ended December 31, 2019 amounted to $280,000.

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

In December 2018, twenty-three CMOs and two MBSs with a fair value of $230.1 million that were previously classified as available-for-sale were transferred to the held-to-maturity category. The securities were transferred at fair value. Unrealized losses of $9.4 million associated with the transferred securities will remain in other comprehensive income and be amortized as an adjustment to yield over the remaining life of the securities. At December 31, 2020, the total approximated unrealized loss of $5.1 million remaining to be amortized includes ten securities previously transferred in July 2014.

4.	Loans Receivable

The following table sets forth the Company’s gross loans by major categories as of December 31, 2020 and 2019:

(dollars in thousands)	December 31, 2020	December 31, 2019

Commercial real estate	$705,748	$613,631
Construction and land development	142,821	121,395
Commercial and industrial	200,188	223,906
Owner occupied real estate	475,206	424,400
Consumer and other	102,368	101,320
Residential mortgage	395,174	263,444
Paycheck protection program	636,637	-
Total loans receivable	2,658,142	1,748,096
Deferred costs (fees)	(12,800)	99
Allowance for loan losses	(12,975)	(9,266)
Net loans receivable	$2,632,367	$1,738,929

The Company disaggregates its loan portfolio into groups of loans with similar risk characteristics for purposes of estimating the allowance for loan losses. The Company’s loan groups include commercial real estate, construction and land development, commercial and industrial, owner occupied real estate, consumer, residential mortgages, and loans issued under the Paycheck Protection Program (“PPP”). PPP loans are fully guaranteed by the U.S. Government and as such have no allowance associated with them. The loan groups are also considered classes for purposes of monitoring and assessing credit quality based on certain risk characteristics.

Included in loans are loans due from directors and other related parties of $14.9 million at December 31, 2020, $13.6 million at December 31, 2019, and $13.0 million at December 31, 2018.  The Board of Directors approves loans to individual directors to conform to our underwriting policies. The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2020, 2019, and 2018.

(dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Balance at beginning of year	$13,593	$13,029	$8,920
Additions	2,838	2,064	4,812
Repayments	(1,491)	(1,500)	(703)
Balance at end of year	$14,940	$13,593	$13,029

5.	Allowances for Loan Losses

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the years ended December 31, 2020, 2019, and 2018:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

Year ended December, 2020
Allowance for loan losses:

Beginning balance:	$3,043	$688	$931	$2,292	$590	$1,705	$-	$17	$9,266
Charge-offs	-	-	(333)	(48)	(107)	(67)	-	-	(555)
Recoveries	-	3	48	1	12	-	-	-	64
Provisions	1,351	257	721	129	228	1,387	-	127	4,200
Ending balance	$4,394	$948	$1,367	$2,374	$723	$3,025	$-	$144	$12,975

Year ended December, 2019
Allowance for loan losses:

Beginning Balance:	$2,462	$777	$1,754	$2,033	$577	$894	$-	$118	$8,615
Charge-offs	-	-	(1,356)	-	(126)	-	-	-	(1,482)
Recoveries	-	-	217	2	9	-	-	-	228
Provisions (credits)	581	(89)	316	257	130	811	-	(101)	1,905
Ending balance	$3,043	$688	$931	$2,292	$590	$1,705	$-	$17	$9,266

Year ended December, 2018
Allowance for loan losses:

Beginning Balance:	$3,774	$725	$1,317	$1,737	$573	$392	$-	$81	$8,599
Charge-offs	(1,603)	-	(151)	(465)	(219)	-	-	-	(2,438)
Recoveries	50	-	81	20	3	-	-	-	154
Provisions (credits)	241	52	507	741	220	502	-	37	2,300
Ending balance	$2,462	$777	$1,754	$2,033	$577	$894	$-	$118	$8,615

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of December 31, 2020 and 2019:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

December 31, 2020

Allowance for loan losses:
Individually evaluated for impairment	$418	$-	$51	$122	$-	$-	$-	$-	$591
Collectively evaluated for impairment	3,976	948	1,316	2,252	723	3,025	-	144	12,384
Total allowance for loan losses	$4,394	$948	$1,367	$2,374	$723	$3,025	$-	$144	$12,975

Loans receivable:
Loans evaluated individually	$9,048		$2,963	$3,955	$1,302	$701	$-	$-	$17,969
Loans evaluated collectively	696,700	142,821	197,225	471,251	101,066	394,473	636,637	-	2,640,173
Total loans receivable	$705,748	$142,821	$200,188	$475,206	$102,368	$395,174	$636,637	$-	$2,658,142

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

December 31, 2019

Allowance for loan losses:
Individually evaluated for impairment	$265	$-	$23	$268	$-	$-	$-	$-	$556
Collectively evaluated for impairment	2,778	688	908	2,024	590	1,705	-	17	8,710
Total allowance for loan losses	$3,043	$688	$931	$2,292	$590	$1,705	$-	$17	$9,266

Loans receivable:
Loans evaluated individually	$10,331	$-	$3,087	$3,634	$1,062	$768	$-	$-	$18,882
Loans evaluated collectively	603,300	121,395	220,819	420,766	100,258	262,676	-	-	1,729,214
Total loans receivable	$613,631	$121,395	$223,906	$424,400	$101,320	$263,444	$-	$-	$1,748,096

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans. The following table summarizes information with regard to impaired loans by loan portfolio class as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$5,033	$5,040	$-	$6,186	$6,192	$-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,608	2,794	-	2,719	2,989	-
Owner occupied real estate	3,198	3,407	-	2,127	2,275	-
Consumer and other	1,302	1,556	-	1,062	1,375	-
Residential mortgage	701	768	-	768	768	-
Paycheck protection program	-	-	-	-	-	-
Total	$12,842	$13,565	$-	$12,862	$13,599	$-

With an allowance recorded:
Commercial real estate	$4,015	$4,536	$418	$4,145	$4,667	$265
Construction and land development	-	-	-	-	-	-
Commercial and industrial	355	371	51	368	383	23
Owner occupied real estate	757	775	122	1,507	1,521	268
Consumer and other	-	-	-	-	-	-
Residential mortgage	-	-	-	-	-	-
Paycheck protection program	-	-	-	-	-	-
Total	$5,127	$5,682	$591	$6,020	$6,571	$556

Total:
Commercial real estate	$9,048	$9,576	$418	$10,331	$10,859	$265
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,963	3,165	51	3,087	3,372	23
Owner occupied real estate	3,955	4,182	122	3,634	3,796	268
Consumer and other	1,302	1,556	-	1,062	1,375	-
Residential mortgage	701	768	-	768	768	-
Paycheck protection program	-	-	-	-	-	-
Total	$17,969	$19,247	$591	$18,882	$20,170	$556

The following table presents additional information regarding the Company’s impaired loans for the years ended December 31, 2020, 2019, and 2018:

	Years Ended December 31,
	2020		2019		2018
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$6,279	$288	$6,463	$289	$10,429	$288
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,645	3	2,144	5	3,341	52
Owner occupied real estate	2,964	93	1,908	38	2,275	58
Consumer and other	1,224	47	909	20	658	21
Residential mortgage	755	4	461	2	-	-
Paycheck protection program	-	-	-	-	-	-
Total	$13,867	$435	$11,885	$354	$16,703	$419

With an allowance recorded:
Commercial real estate	$4,015	$-	$4,281	$1	$3,076	$-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	454	-	838	-	1,862	6
Owner occupied real estate	1,287	39	1,071	31	969	25
Consumer and other	-	-	30	-	191	1
Residential mortgage	24	4	-	-	-	-
Paycheck protection program	-	-	-	-	-	-
Total	$5,780	$43	$6,220	$32	$6,098	$32

Total:
Commercial real estate	$10,294	$288	$10,744	$290	$13,505	$288
Construction and land development	-	-	-	-	-	-
Commercial and industrial	3,099	3	2,982	5	5,203	58
Owner occupied real estate	4,251	132	2,979	69	3,244	83
Consumer and other	1,224	47	939	20	849	22
Residential mortgage	779	8	461	2	-	-
Paycheck protection program	-	-	-	-	-	-
Total	$19,647	$478	$18,105	$386	$22,801	$451

The total average recorded investment on the Company’s impaired loans for the years ended December 31, 2020, 2019, and 2018 were $19.6 million, $18.1 million, and $22.8 million, respectively, and the related interest income recognized for those dates was $478,000, $386,000, and $451,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2020 and 2019:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2020
Commercial real estate	$-	$97	$4,421	$4,518	$701,230	$705,748	$-
Construction and land development	-	-	-	-	142,821	142,821	-
Commercial and industrial	1,648	-	2,963	4,611	195,577	200,188	-
Owner occupied real estate	581	813	2,859	4,253	470,953	475,206	-
Consumer and other	92	28	1,302	1,422	100,946	102,368	-
Residential mortgage	-	-	1,313	1,313	393,861	395,174	612
Paycheck protection program	-	-	-	-	636,637	636,637	-
Total	$2,321	$938	$12,858	$16,117	$2,642,025	$2,658,142	$612

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2019
Commercial real estate	$-	$313	$4,159	$4,472	$609,159	$613,631	$-
Construction and land development	-	-	-	-	121,395	121,395	-
Commercial and industrial	-	50	3,087	3,137	220,769	223,906	-
Owner occupied real estate	-	1,219	3,337	4,556	419,844	424,400	-
Consumer and other	112	241	1,062	1,415	99,905	101,320	-
Residential mortgage	-	-	768	768	262,676	263,444	-
Paycheck protection program	-	-	-	-	-	-	-
Total	$112	$1,823	$12,413	$14,348	$1,733,748	$1,748,096	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within our internal risk rating system as of December 31, 2020 and 2019:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2020:
Commercial real estate	$701,151	$80	$4,517	$-	$705,748
Construction and land development	142,821	-	-	-	142,821
Commercial and industrial	197,225	-	2,963	-	200,188
Owner occupied real estate	470,732	519	3,955	-	475,206
Consumer and other	101,066	-	1,302	-	102,368
Residential mortgage	394,473	-	701	-	395,174
Paycheck protection program	636,637	-	-	-	636,637
Total	$2,644,105	$599	$13,438	$-	$2,658,142

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2019:
Commercial real estate	$609,382	$90	$4,159	$-	$613,631
Construction and land development	121,395	-	-	-	121,395
Commercial and industrial	220,819	-	3,087	-	223,906
Owner occupied real estate	418,997	1,770	3,633	-	424,400
Consumer and other	100,258	-	1,062	-	101,320
Residential mortgage	262,555	121	768	-	263,444
Paycheck protection program	-	-	-	-	-
Total	$1,733,406	$1,981	$12,709	$-	$1,748,096

The following table shows non-accrual loans by class as of December 31, 2020 and 2019:

(dollars in thousands)	December 31, 2020	December 31, 2019

Commercial real estate	$4,421	$4,159
Construction and land development	-	-
Commercial and industrial	2,963	3,087
Owner occupied real estate	2,859	3,337
Consumer and other	1,302	1,062
Residential mortgage	701	768
Paycheck protection program	-	-
Total	$12,246	$12,413

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $718,000, $548,000, and $498,000, for 2020, 2019, and 2018, respectively.

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

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. In December 2020, the Economic Aid Act was signed into law which amended certain sections of the CARES Act. This amendment extended the period to suspend the requirements under TDR accounting guidance to the earlier of i) January 1, 2022 or ii) 60 days after the President declares a termination of the national emergency related to the COVID-19 pandemic. Deferrals reached a peak during the second quarter of 2020. As of December 31, 2020, deferrals declined to 21 customers with outstanding balances of $16 million, or less than 1% of total loans outstanding. At December 31, 2020, approximately $4 million of the deferral requests were for deferment of principal balances only. The remaining deferrals include requests to defer both principal and interest payments. Deferrals as of December 31, 2020 were comprised of the following categories: 90 day deferrals amounted to 8 customers with outstanding balances of $3 million and second deferrals amounted to 13 customers with outstanding balances of $13 million.

The following table summarizes information with regard to outstanding troubled debt restructurings at December 31, 2020 and 2019:

	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
December 31, 2020
Commercial real estate	1	$4,530	$-	$4,530
Construction and land development	-	-	-	-
Commercial and industrial	-	-	-	-
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Paycheck protection program	-	-	-	-
Total	1	$4,530	$-	$4,530

December 31, 2019
Commercial real estate	1	$6,173	$-	$6,173
Construction and land development	-	-	-	-
Commercial and industrial	-	-	-	-
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Paycheck protection program	-	-	-	-
Total	1	$6,173	$-	$6,173

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

There were no loan modifications made during the twelve months ended December 31, 2020 and 2019 that met the criteria of a TDR.

After a loan is determined to be a TDR, we continue to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the years ended December 31, 2020 and 2019.

There was one residential mortgage in the process of foreclosure as of December 31, 2020. There was one residential mortgage in the process of foreclosure at December 31, 2019. There was no other real estate owned relating to residential real estate at December 31, 2020 and 2019.

6.	Other Real Estate Owned

Other real estate owned consists of properties acquired as a result of foreclosures or deeds in-lieu-of foreclosure. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. As of December 31, 2020 the balance of OREO is comprised of four properties.

The following table presents a reconciliation of other real estate owned for the years ended December 31, 2020, 2019, and 2018:

(dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Beginning Balance, January 1st	$1,730	$6,223	$6,966
Additions	233	1,225	315
Valuation adjustments	(31)	(646)	(563)
Dispositions	(744)	(5,072)	(495)
Ending Balance	$1,188	$1,730	$6,223

7.	Premises and Equipment

A summary of premises and equipment is as follows:

(dollars in thousands)	December 31, 2020	December 31, 2019
Land	$21,304	$18,991
Buildings	65,936	58,917
Leasehold improvements	31,909	29,898
Furniture, fixtures and equipment	33,400	29,067
Construction in progress	11,842	13,728
	164,391	150,601
Less accumulated depreciation	(41,221)	(33,645)
Net premises and equipment	$123,170	$116,956

Depreciation expense on premises and equipment amounted to approximately $8.2 million, $6.5 million, and $5.4 million in 2020, 2019, and 2018, respectively. The construction in progress balance of $11.8 million mainly represents costs incurred for the selection and development of future store locations. Of this balance, $8.5 million represents land purchased and land deposits for nine future store locations. Contractual construction commitments related to future store locations were $2.5 million as of December 31, 2020.

8.	Borrowings

Republic has a line of credit with the Federal Home Loan Bank (“FHLB”) of Pittsburgh with a maximum borrowing capacity of $1.1 billion as of December 31, 2020. As of December 31, 2020 and 2019, there were no fixed term borrowings against this line of credit. There were no overnight borrowings outstanding as of December 31, 2020 and 2019. At both December 31, 2020 and 2019, FHLB had issued letters of credit, on Republic’s behalf, totaling $150.0 million against its available credit line, primarily to be used as collateral for public funds deposit balances. There were no fixed term advances outstanding at any month-end during 2020 and 2019.  At December 31, 2020, $1.5 billion of loans collateralized the FHLB line of credit. No overnight borrowings were outstanding at any month-end in 2020. The maximum amount of overnight borrowings outstanding at any month-end was $69.0 million in 2019.

Republic also has a line of credit in the amount of $10.0 million available for the purchase of federal funds through the Atlantic Community Bankers Bank (“ACBB”). At December 31, 2020 and 2019, Republic had no amount outstanding against the line at ACBB. There were no overnight advances on this line at any month end in 2020 and 2019.

Republic also has a line of credit with Zions Bank in the amount of $15.0 million to assist in managing our liquidity position. At December 31, 2020 and 2019, Republic had no amount outstanding against the line at Zions Bank. There were no overnight balances on this line at any month end in 2020 and 2019.

As part of the CARES Act, the Federal Reserve Bank of Philadelphia offered secured discounted borrowing capacity to banks that originated PPP loans through the Paycheck Protection Program Liquidity Facility or PPPLF program. At December 31, 2020, the Company pledged $633.9 million of PPP loans to the Federal Reserve Bank of Philadelphia to borrow $633.9 million of funds at a rate of 0.35%.

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

Deferred issuance costs included in subordinated debt were $70,000 and $76,000 at December 31, 2020 and December 31, 2019, respectively. Amortization of deferred issuance costs was $6,000 in each of the years ended December 31, 2020, 2019, and 2018. Deferred issuance costs in the amount of $467,000 were recorded against additional paid in capital during the first quarter of 2018 as a result of the conversion of trust preferred securities into common stock in accordance with ASC 470-20.

9.	Deposits

The following is a breakdown, by contractual maturities of the Company’s certificates of deposit for the years 2021 through 2025.

(dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total

Certificates of Deposit	$162,450	$19,210	$1,443	$805	$2,453	$-	$186,361

Certificates of deposit of $250,000 or more totaled $88.4 million and $146.8 million at December 31, 2020 and 2019, respectively. Deposits of related parties totaled $98.0 million and $103.0 million at December 31, 2020 and 2019, respectively. Brokered deposits totaled $1.0 million at December 31, 2020 and 2019 respectively. Overdrafts totaled $230,000 and $540,000 at December 31, 2020 and 2019, respectively.

10.	Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2020, 2019, and 2018 consists of the following:

(dollars in thousands)	2020	2019	2018
Current
Federal	$810	$394	$-
State	1,490	-	51
Deferred
Federal	417	(1,524)	2,006
State	(1,327)	(220)	(479)
Total provision (benefit) for income taxes	$1,390	$(1,350)	$1,578

The following table reconciles the difference between the actual tax provision and the amount per the statutory federal income tax rate of 21.0% for the year ended December 31, 2020, 21.0% for the year ended December 31, 2019 and 21.0% for the year ended December 31, 2018.

(dollars in thousands)	2020	2019	2018
Tax provision computed at federal statutory rate	$1,353	$(1,018)	$2,143
State income tax, net of federal benefit	360	(260)	(340)
Tax exempt interest	(461)	(425)	(430)
Deferred tax only items	-	-	199
Other	138	353	6
Total provision (benefit) for income taxes	$1,390	$(1,350)	$1,578

Reclassifications

A reclassification has been made to 2019 information to conform to the 2020 presentation in the table below. The reclassification had no effect on the results of operations or shareholders’ equity. In 2019, deferred tax assets pertaining to stock option expense of $1.4 million were reclassed from other deferred tax assets.

The significant components of the Company’s net deferred tax asset as of December 31, 2020 and 2019 are as follows:

(dollars in thousands)	2020	2019
Deferred tax assets
Allowance for loan losses	$3,291	$2,351
Deferred compensation	641	620
Unrealized losses on securities available for sale	960	2,495
Deferred fees on PPP loans	3,737	-
Foreclosed real estate write-downs	985	996
Interest income on non-accrual loans	706	541
Stock option expense	1,780	1,413
Goodwill	890	-
Net operating loss carryforward	-	5,123
Other	1,033	850
Total deferred tax assets	14,023	14,389
Deferred tax liabilities
Deferred loan costs	1,818	1,138
Premises and equipment	191	612
Total deferred tax liabilities	2,009	1,750
Net deferred tax asset	$12,014	$12,639

The Company’s net deferred tax asset decreased to $12.0 million at December 31, 2020 compared to $12.6 million at December 31, 2019. The effective tax rates for the years ended December 31, 2020 and 2019 were 22% and (28%), respectively.

The $12.0 million net deferred tax asset as of December 31, 2020 is comprised of $3.7 million attributable to deferred fees on PPP Loans which are expected to reverse in the coming year and $8.3 million attributable to several items associated with temporary timing differences which will reverse at some point in the future to provide a net reduction in tax liabilities. The next largest future reversal relates to unrealized losses on the loan portfolio, which totaled $3.3 million as of December 31, 2020.

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

The Company is in a three year cumulative profit position factoring in pre-tax GAAP income and permanent book/tax differences. Growth in interest-earning assets is expected to continue and is supported by the capital raise completed during 2020. The ratio of non-performing assets to total assets along with other credit quality metrics continue to improve. A number of cost control measures have been implemented to offset the challenges faced in growing revenue as a result of compression in the net interest margin. The Company has added thirteen store locations in the past four years and since the inception of the growth and expansion strategy in 2014, almost every new store location has met or exceeded expectations. The success of the expansion strategy, combined with the stabilization of interest rates and continued loan growth are expected to continue to support improvement in profitability going forward. As of December 31, 2020, the Company has no federal NOLs to carry forward which could expire in the future.

Conversely, the Company’s net interest margin declined during 2020 as a result of the challenging interest rate environment which appears to be consistent across the financial services industry. The effects of the COVID-19 pandemic to the local and global economy may result in a significant increase in future loan loss provisions and charge-offs. Rising interest rates and a downturn in the economy could significantly decrease the volume of mortgage loan originations.

Based on the guidance provided in FASB Accounting Standards Codification Topic 740 (ASC 740), the Company believed that the positive evidence considered at December 31, 2020 outweighed the negative evidence and that it was more likely than not that all of the Company’s deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance was not required at December 31, 2020.

The net deferred tax asset balance was $12.0 million as of December 31, 2020 and $12.6 million as of December 31, 2019. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The Company has not identified any uncertain tax position as of December 31, 2020. No interest or penalties have been recorded for the years ended December 31, 2020, 2019, and 2018. The Internal Revenue Service has completed its audits of the Company’s federal tax returns for all tax years through December 31, 2016. The Pennsylvania Department of Revenue is not currently conducting any income tax audits. The Company’s federal income tax returns filed subsequent to 2017 remain subject to examination by the Internal Revenue Service.

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $428.9 million and $329.9 million and standby letters of credit of approximately $16.6 million and $17.2 million at December 31, 2020 and 2019, respectively. Commitments often expire without being drawn upon. Of the $428.9 million of commitments to extend credit at December 31, 2020, substantially all were variable rate commitments.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of December 31, 2020 and 2019 for guarantees under standby letters of credit issued is not material.

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

Dividend payments by Republic to the Company are subject to the Pennsylvania Banking Code of 1965 (the “Banking Code”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Republic would be limited to $55.7 million of dividends plus an additional amount equal to its net profit for 2021, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios.

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

The following table presents the Company’s and Republic’s capital regulatory ratios calculated based on Basel III guidelines at December 31, 2020 and 2019:

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2020:

Total risk based capital
Republic	$298,291	12.36%	$193,062	8.00%	$253,394	10.50%	$241,327	10.00%
Company	326,554	13.50%	193,498	8.00%	253,967	10.50%	-	-%
Tier one risk based capital
Republic	285,316	11.82%	144,796	6.00%	205,128	8.50%	193,062	8.00%
Company	313,579	12.96%	145,124	6.00%	205,592	8.50%	-	-%
CET 1 risk based capital
Republic	285,316	11.82%	108,597	4.50%	168,929	7.00%	156,863	6.50%
Company	254,254	10.51%	108,843	4.50%	169,311	7.00%	-	-%
Tier one leveraged capital
Republic	287,114	7.44%	153,414	4.00%	153,414	4.00%	191,767	5.00%
Company	308,113	8.17%	153,621	4.00%	153,621	4.00%	-	-%

At December 31, 2019:

Total risk based capital
Republic	$252,307	11.94%	$169,016	8.00%	$221,833	10.50%	$211,270	10.00%
Company	261,759	12.37%	169,251	8.00%	222,141	10.50%	-	-%
Tier one risk based capital
Republic	243,041	11.50%	126,762	6.00%	179,579	8.50%	169,016	8.00%
Company	252,493	11.93%	126,938	6.00%	179,829	8.50%	-	-%
CET 1 risk based capital
Republic	243,041	11.50%	95,071	4.50%	147,889	7.00%	137,325	6.50%
Company	241,493	11.41%	95,203	4.50%	148,094	7.00%	-	-%
Tier one leveraged capital
Republic	245,158	7.54%	128,935	4.00%	128,935	4.00%	161,169	5.00%
Company	249,168	7.83%	129,058	4.00%	129,058	4.00%	-	-%

Management believes that Republic met, as of December 31, 2020, all capital adequacy requirements to which it is subject. As of December 31, 2020 and 2019, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act.  There are no calculations or events since that notification that management believes have changed Republic’s category.

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

Defined Contribution Plan

The Company has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Company limited to 4% of total salary. The total expense charged to Republic, which is included in salaries and employee benefits relating to the plan, was $1.5 million in 2020, $1.2 million in 2019, and $1.1 million in 2018.

Directors’ and Officers’ Plans

The Company has agreements that provide for an annuity payment upon the retirement or death of certain directors and officers, ranging from $15,000 to $25,000 per year for ten years. The agreements were modified for most participants in 2001, to establish a minimum age of 65 to qualify for the payments. All participants are fully vested. The accrued benefits under the plan amounted to $1.1 million at both December 31, 2020 and December 31, 2019, which is included in other liabilities. The expense for the years ended December 31, 2020, 2019, and 2018, totaled $6,000, $16,000, and $18,000, respectively, which is included in salaries and employee benefits. The Company funded the plan through the purchase of certain life insurance contracts. The aggregate cash surrender value of these contracts (owned by the Company) was $2.6 million at December 31, 2020 and December 31, 2019 and is included in other assets.

The Company maintains a deferred compensation plan for the benefit of certain officers and directors. The plan permitted certain participants to make elective contributions to their accounts, subject to applicable provisions of the Internal Revenue Code.  In addition, the Company made discretionary contributions to participant accounts. Company contributions were subject to vesting, and generally vested three years after the end of the plan year to which the contribution applied, subject to acceleration of vesting upon certain changes in control (as defined in the plan) and to forfeiture upon termination for cause (as defined in the plan). No future contributions are permitted. Participant accounts are adjusted to reflect distributions, and income, gains, losses, and expenses as if the accounts had been invested in permitted investments selected by the participants, including Company common stock.  The plan provides for distributions upon retirement and, subject to applicable limitations under the Internal Revenue Code, limited hardship withdrawals.  As of December 31, 2020 and 2019, $1.4 million and $1.3 million in benefits, respectively, had vested and the accrued benefits are included in other liabilities. A reduction in expense of $10,000 and $15,000 was recognized for the deferred compensation plan during 2020 and 2018. Expense recognized for the deferred compensation plan for 2019 was $2,000 and is included in salaries and employee benefits.  Although the plan is an unfunded plan, and does not require the Company to segregate any assets, the Company has purchased shares of Company common stock in anticipation of its obligation to pay benefits under the plan.  Such shares are classified in the financial statements as stock held by deferred compensation plan. No purchases were made in 2020, 2019, and 2018. As of December 31, 2020, approximately 25,437 shares of Company common stock were classified as stock held by deferred compensation plan.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2020 and December 31, 2019 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

December 31, 2020
Assets:

U.S. Government agencies	$31,886	$-	$31,886	$-
Collateralized mortgage obligations	221,546	-	221,546	-
Agency mortgage-backed securities	150,528	-	150,528	-
Municipal securities	8,225	-	8,225	-
Corporate bonds	116,323	-	113,692	2,631
Investment securities available for sale	$528,508		$525,877	$2,631
Equity securities	9,039	9,039	-	-

Mortgage Loans Held for Sale	$50,387	$-	$50,387	$-
SBA Servicing Assets	4,626	-	-	4,626
Interest Rate Lock Commitments	1,580	-	1,580	-
Best Efforts Forward Loan Sales Commitments	2	-	2	-
Mandatory Forward Loan Sales Commitments	-	-	-	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	612	-	612	-
Mandatory Forward Loan Sales Commitments	800	-	800	-

December 31, 2019
Assets:

U.S. Government agencies	$38,305	$-	$38,305	$-
Collateralized mortgage obligations	331,438	-	331,438	-
Agency mortgage-backed securities	98,937	-	98,937	-
Municipal securities	4,082	-	4,082	-
Corporate bonds	66,280	-	63,460	2,820
Investment securities available for sale	$539,042	$-	$536,222	$2,820

Mortgage Loans Held for Sale	$10,345	$-	$10,345	$-
SBA Servicing Assets	4,447	-	-	4,447
Interest Rate Lock Commitments	362	-	362	-
Best Efforts Forward Loan Sales Commitments	4	-	4	-
Mandatory Forward Loan Sales Commitments	2	-	2	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	133	-	133	-
Mandatory Forward Loan Sales Commitments	83	-	83	-

The following table presents an analysis of the activity in the SBA servicing assets for the years ended December 31, 2020, 2019, and 2018:

(dollars in thousands)	2020	2019	2018
Beginning balance, January 1st	$4,447	$4,785	$5,243
Additions	537	1,026	1,000
Fair value adjustments	(358)	(1,364)	(1,458)
Ending balance, December 31st	$4,626	$4,447	$4,785

Fair value adjustments are recorded as loan and servicing fees on the statement of operations. Servicing fee income, not including fair value adjustments, totaled $1.8 million, $1.9 million, and $2.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. Total loans in the amount of $208.7 million at December 31, 2020 and $201.7 million at December 31, 2019 were serviced for others.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1,	$-	$2,820	$-	$3,069	$489	$3,086
Security transferred to Level 3 measurement	-	-	-	-	-	-
Unrealized (losses) gains	-	(189)	-	(249)	237	(17)
Paydowns	-	-	-	-	-	-
Proceeds from sales	-	-	-	-	(660)	-
Realized losses	-	-	-	-	(66)	-
Impairment charges on Level 3	-	-	-	-	-	-
Balance, December 31,	$-	$2,631	$-	$2,820	$-	$3,069

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2020 and 2019, respectively, were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2020:
Impaired loans	$5,678	$-	$-	$5,678
Other real estate owned	364	-	-	364

December 31, 2019:
Impaired loans	$5,730	$-	$-	$5,730
Other real estate owned	899	-	-	899

The table below presents additional quantitative information about Level 3 assets measured at fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2020
Corporate bonds	$2,631	Discounted Cash Flows	Discount Rate		(3.48%)

SBA servicing assets	$4,626	Discounted Cash Flows	Conditional Prepayment Rate		(13.22%)

			Discount Rate		(10.00%)

Impaired loans	$5,678	Appraised Value of Collateral (1)	Liquidation expenses (2)	0%	-	23%	(12%)	(3)

Other real estate owned	$364	Appraised Value of Collateral (1)	Liquidation expenses (2)	7%	-	16%	(13%)	(3)

December 31, 2019
Corporate bonds	$2,820	Discounted Cash Flows	Discount Rate		(6.66%)

SBA servicing assets	$4,447	Discounted Cash Flows	Conditional Prepayment Rate		(13.53%)

			Discount Rate		(10.75%)

Impaired loans	$5,730	Appraised Value of Collateral (1)	Liquidation expenses (2)	9%	-	20%	(12%)	(3)

Other real estate owned	$899	Appraised Value of Collateral (1)	Liquidation expenses (2)	6%	-	16%	(8%)	(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2020 and December 31, 2019:

Investment Securities

The fair value of investment securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value investment securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities, which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments. The fair value of equity securities (carried at fair value) is determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1).

The types of instruments valued based on matrix pricing in active markets include all of the Company’s U.S. government and agency securities, corporate bonds, and municipal obligations held in the investment securities portfolio. Such instruments are generally classified within Level 2 of the fair value hierarchy. As required by ASC 820-10, the Company does not adjust the matrix pricing for such instruments.

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

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect their economic value. Interest income on loans held for sale, totaled $846,000 and $500,000 for the twelve months ended December 31, 2020 and December 31, 2019, respectively, are included in interest and fees in the statements of operations.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
December 31, 2020	$50,387	$48,109	$2,278

December 31, 2019	$10,345	$9,983	$362

Changes in the excess carrying amount over aggregate unpaid principal balance are recorded in the statement of operations in mortgage banking income. Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at December 31, 2020 and December 31, 2019.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value. Fair value is determined through valuations periodically performed by third-party appraisers, and the real estate is carried at the lower of its carrying amount or fair value less estimated costs to sell. Any declines in the fair value of the real estate properties below the initial cost basis are recorded through a valuation expense. At December 31, 2020 and December 31, 2019, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market. At December 31, 2020 and December 31, 2019, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	December 31, 2020	December 31, 2019

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$4,626	$4,447

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	2%	2%
Adjustable-rate SBA loans	98%	98%
Total	100%	100%

Weighted Average Remaining Term (in years)	20.0	20.7

Prepayment Speed	13.22%	13.53%
Effect on fair value of a 10% increase	$(170)	$(175)
Effect on fair value of a 20% increase	(329)	(338)

Weighted Average Discount Rate	10.00%	10.75%
Effect on fair value of a 10% increase	$(152)	$(154)
Effect on fair value of a 20% increase	(295)	(298)

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

The estimated fair values of the Company’s financial instruments at December 31, 2020 were as follows:

	Fair Value Measurements at December 31, 2020
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$775,300	$775,300	$775,300	$-	$-
Investment securities available for sale	528,508	528,508	-	525,877	2,631
Investment securities held to maturity	814,936	836,972	-	836,972	-
Equity securities	9,039	9,039	9,039
Restricted stock	3,039	3,039	-	3,039	-
Loans held for sale	53,370	53,370	-	50,387	2,983
Loans receivable, net	2,632,367	2,618,104	-	-	2,618,104
SBA servicing assets	4,626	4,626	-	-	4,626
Accrued interest receivable	16,120	16,120	-	16,120	-
Interest rate lock commitments	1,580	1,580	-	1,580	-
Best efforts forward loan sales commitments	2	2	-	2	-
Mandatory forward loan sales commitments	-	-	-	-	-

Financial liabilities:
Deposits
Demand, savings and money market	$3,827,390	$3,827,390	$-	$3,827,390	$-
Time	186,361	187,292	-	187,292	-
Subordinated debt	11,271	8,026	-	-	8,026
Accrued interest payable	926	926	-	926	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	612	612	-	612	-
Mandatory forward loan sales commitments	800	800	-	800	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

The estimated fair values of the Company’s financial instruments at December 31, 2019 were as follows:

	Fair Value Measurements at December 31, 2019
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$168,319	$168,319	$168,319	$-	$-
Investment securities available for sale	539,042	539,042	-	536,222	2,820
Investment securities held to maturity	644,842	653,109	-	653,109	-
Restricted stock	2,746	2,746	-	2,746	-
Loans held for sale	13,349	13,349	-	10,345	3,004
Loans receivable, net	1,738,929	1,731,876	-	-	1,731,876
SBA servicing assets	4,447	4,447	-	-	4,447
Accrued interest receivable	9,934	9,934	-	9,934	-
Interest rate lock commitments	362	362	-	362	-
Best efforts forward loan sales commitments	4	4	-	4	-
Mandatory forward loan sales commitments	2	2	-	2	-

Financial liabilities:
Deposits
Demand, savings and money market	$2,775,584	$2,775,584	$-	$2,775,584	$-
Time	223,579	224,095	-	224,095	-
Subordinated debt	11,265	8,540	-	-	8,540
Accrued interest payable	1,630	1,630	-	1,630	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	133	133	-	133	-
Mandatory forward loan sales commitments	83	83	-	83	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

16. Stock Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“the 2005 Plan”), under which the Company granted options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company’s 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of December 31, 2020, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company’s stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014, the Company’s shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At December 31, 2020, the maximum number of common shares issuable under the 2014 Plan was 6.5 million shares. During the twelve months ended December 31, 2020, 1.3 million options were granted under the 2014 Plan with a fair value of $1.1 million. During 2020, options to purchase the Company’s common stock were granted to certain employees and directors. The exercise price for the options granted was equal to the closing price of the Company’s common stock on the date of grant. The options issued are subject to a one to four year vesting period and expire after ten years.

The Company utilized the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant. A summary of the assumptions used in the Black-Scholes option pricing model for 2020, 2019, and 2018 is as follows:

	2020			2019			2018
Dividend yield(1)			0.0%			0.0%			0.0%
Expected volatility(2)			28.61%			28.81%			28.22%
Risk-free interest rate(3)	0.36%	to	1.22%	1.42%	to	2.78%	2.35%	to	2.96%
Expected life(4) (in years)			6.25			6.25			6.25
Assumed forfeiture rate(5)			5.0%			4.0%			4.0%

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

During 2020, 918,790 options vested as compared to 842,898 options in 2019 and 753,864 options in 2018. Expense is recognized ratably over the period required to vest. At December 31, 2020, the intrinsic value of the 5.9 million options outstanding was $229,000, while the intrinsic value of the 3.4 million exercisable (vested) options was $206,000. During 2020, 333,500 options were forfeited with a weighted average grant date fair value of $643,000.

Information regarding stock based compensation for the years ended December 31, 2020, 2019, and 2018 is set forth below:

	2020	2019	2018
Stock based compensation expense recognized	$1,918,000	$2,632,000	$2,116,000
Number of unvested stock options	2,514,800	2,367,515	1,962,163
Fair value of unvested stock options	$4,702,676	$6,108,271	$5,550,820
Amount remaining to be recognized as expense	$2,788,559	$3,574,740	$3,406,394

The remaining amount of $2.8 million will be recognized ratably as expense through December 2024.

A summary of stock option activity under the plans as of December 31, 2020, 2019, and 2018 is as follows:

	For the Years Ended December 31,
	2020		2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	4,979,475	$6.05	3,861,650	$5.96	3,005,825	$4.98
Granted	1,270,450	2.98	1,356,500	6.35	1,106,800	8.34
Exercised	(17,000)	2.43	(53,550)	4.88	(174,850)	3.83
Forfeited	(333,500)	5.34	(185,125)	6.76	(76,125)	6.80
Outstanding, end of year	5,899,425	$5.44	4,979,475	$6.05	3,861,650	$5.96

Options exercisable at year-end	3,384,625	$5.67	2,611,960	$5.28	1,899,487	$4.53

Weighted average fair value of options granted during the year		$0.91		$2.15		$2.85

A summary of stock option exercises and related proceeds during the years end December 31,

2020, 2019, and 2018 is as follows:

	For the Years Ended December 31,
	2020	2019	2018

Number of options exercised	17,000	53,550	174,850
Cash received	$41,305	$261,143	$670,413
Intrinsic value	$10,410	$72,187	$814,855
Tax benefit	$355	$5,159	$12,288

The following table summarizes information about options outstanding at December 31, 2020:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$1.55	to	$3.53	1,721,150	6.9	$2.85	507,200	$2.53
$3.55	to	$3.95	595,725	3.8	3.60	593,725	3.60
$3.99	to	$7.85	1,756,875	7.2	5.71	1,025,875	5.31
$8.00	to	$9.45	1,825,675	6.7	8.22	1,257,825	8.20
			5,899,425		$5.44	3,384,625	$5.67

A roll-forward of non-vested options during the year ended December 31, 2020 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	2,367,515	$2.58
Granted	1,270,450	0.91
Vested	(918,790)	2.46
Forfeited	(204,375)	2.03
Nonvested, end of year	2,514,800	$1.87

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

18. Transactions with Affiliates and Related Parties

The Company made payments to related parties in the amount of $690,000, $1.4 million, and $685,000 during 2020, 2019, and 2018, respectively. The disbursements made during 2020, 2019, and 2018 include $390,000, $1.1 million, and $400,000, respectively, in fees for marketing, graphic design, architectural and project management services paid to InterArch, a company owned by the spouse of Vernon W. Hill, II. Mr. Hill is the Chairman of the Company, and beneficially owns 9.9% of the common shares currently outstanding. In February 2021, he was named to the additional role of Chief Executive Officer of both the Company and the Bank. The Company paid $177,000, $158,000 and $165,000 during 2020, 2019, and 2018 to Glassboro Properties, LLC related to a land lease agreement for its Glassboro store. Mr. Hill has an ownership interest in Glassboro Properties LLC, a commercial real estate firm.

The Company paid $120,000 during 2020, 2019 and 2018 to Brian Communications for public relations services in addition to reimbursements for out-of-pocket expenses and other reimbursable costs. Brian Tierney, a member of the Board of Directors, is the CEO of Brian Communications, a strategic communications agency.

19. Parent Company Financial Information

The following financial statements for Republic First Bancorp, Inc. (Parent Company) should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.

Balance Sheet
December 31, 2020 and 2019
(Dollars in thousands)

	December 31, 2020	December 31, 2019
ASSETS
Cash	$22,872	$6,327
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding junior obligations of the corporation	341	341
Investment in subsidiaries	287,114	245,158
Other assets	9,347	8,640
Total Assets	$319,674	$260,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accrued expenses	$290	$33
Corporation-obligated mandatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures of the corporation	11,271	11,265
Total Liabilities	11,561	11,298

Shareholders’ Equity
Total Shareholders’ Equity	308,113	249,168

Total Liabilities and Shareholders’ Equity	$319,674	$260,466

Statements of Operations, Comprehensive Income, and Changes in Shareholders’ Equity
For the years ended December 31, 2020, 2019, and 2018
(Dollars in thousands)

	2020	2019	2018

Interest income	$9	$14	$13
Total income	9	14	13

Trust preferred interest expense	297	476	441
Other expenses	2,805	3,662	4,972
Total expenses	3,102	4,138	5,413
Net loss before taxes	(3,093)	(4,124)	(5,400)

Benefit for income taxes	(703)	(917)	(1,640)
Loss before undistributed income of subsidiaries	(2,390)	(3,207)	(3,760)
Equity in undistributed income of subsidiaries	7,444	(293)	12,387
Net income (loss)	$5,054	$(3,500)	$8,627

Net income (loss)	$5,054	$(3,500)	$8,627
Total other comprehensive income (loss)	4,512	4,586	(2,778)
Total comprehensive income	$9,566	$1,086	$5,849

Shareholders’ equity, beginning of year	$249,168	$245,189	$226,460
Stock based compensation	1,918	2,632	2,116
Exercise of stock options	41	261	670
Conversion of subordinated debt to common shares	-	-	10,094
Proceeds from shares issued under preferred stock offering (2,000,000 shares) net of offering costs of $1,675	48,325	-	-
Preferred stock dividends	(923)	-	-
Return of short swing profit	18
Net income (loss)	5,054	(3,500)	8,627
Total other comprehensive income (loss)	4,512	4,586	(2,778)
Shareholders’ equity, end of year	$308,113	$249,168	$245,189

Statements of Cash Flows
For the years ended December 31, 2020, 2019, and 2018
(Dollars in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$5,054	$(3,500)	$8,627
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share based compensation	1,918	2,632	2,116
Amortization of debt issuance costs	6	6	6
Increase in other assets	(707)	(1,069)	(1,639)
Net increase (decrease) in other liabilities	257	(18)	20
Equity in undistributed income of subsidiaries	(7,444)	293	(12,387)
Net cash used in operating activities	(916)	(1,656)	(3,257)

Cash flows from investing activities:
Investment in subsidiary	(30,000)	(20,000)	(30,000)
Net cash used in investing activities	(30,000)	(20,000)	(30,000)

Cash flows from financing activities:
Proceeds from shares issued under preferred stock offering (2,000,000 shares) net of offering costs of $1,675	48,325
Preferred share dividends	(923)
Return of short swing profit	18
Exercise of stock options	41	261	670
Net cash provided by financing activities	47,461	261	670

Increase (decrease) in cash	16,545	(21,395)	(32,587)
Cash, beginning of period	6,327	27,722	60,309
Cash, end of period	$22,872	$6,327	$27,722

20. Quarterly Financial Data (unaudited)

The following represents summarized unaudited quarterly financial data of the Company for each of the quarters ended during 2020 and 2019.

Summary of Selected Quarterly Consolidated Financial Data
(dollars in thousands, except per share data)

	For the Quarter Ended
	December 31st	September 30th	June 30th	March 31st
2020

Interest income	$31,248	$28,560	$27,859	$27,283
Interest expense	5,527	5,630	5,432	6,529
Net interest income	25,721	22,930	22,427	20,754
Provision for loan losses	1,400	850	1,000	950
Non-interest income	11,235	10,031	8,424	6,545
Non-interest expense	29,907	33,580	26,664	27,272
Provision (benefit) for income taxes	1,548	(503)	675	(330)
Net income (loss)	$4,101	$(967)	$2,512	$(593)
Preferred stock dividends	923	-	-	-
Net income available to common shareholders	$3,178	$(967)	$2,512	$(593)

Net income (loss) per share(1):
Basic	$0.05	$(0.02)	$0.04	$(0.01)
Diluted	$0.05	$(0.02)	$0.04	$(0.01)

2019

Interest income	$26,892	$26,208	$26,245	$25,519
Interest expense	6,978	6,826	6,874	6,379
Net interest income	19,914	19,382	19,371	19,140
Provision for loan losses	1,155	450	-	300
Non-interest income	5,213	6,554	7,026	4,945
Non-interest expense	27,488	27,824	25,911	23,267
Provision (benefit) for income taxes	(1,031)	(516)	105	92
Net income (loss)	$(2,485)	$(1,822)	$381	$426
Preferred stock dividends	-	-	-	-
Net income available to common shareholders	$(2,485)	$(1,822)	$381	$426

Net income (loss) per share(1):
Basic	$(0.04)	$(0.03)	$0.01	$0.01
Diluted	$(0.04)	$(0.03)	$0.01	$0.01

(1)	Quarterly net income per share does not add to full year net income per share due to rounding.

21. Changes in Accumulated Other Comprehensive Income (Loss) By Component (1)

The following table presents the changes in accumulated other comprehensive loss by component, net of taxes, for the years ended December 31, 2020, 2019, and 2018.

	Unrealized Gains (Losses) on Available- For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2020	$(1,275)	$(6,066)	$(7,341)
Unrealized gain on securities	4,320	-	4,320
Amounts reclassified from accumulated other comprehensive income to net income (2)	(2,060)	2,252	192
Net current-period other comprehensive income	2,260	2,252	4,512
Total change in accumulated other comprehensive income	2,260	2,252	4,512
Balance December 31, 2020	$985	$(3,814)	$(2,829)

Balance January 1, 2019	$(4,736)	$(7,191)	$(11,927)
Unrealized gain on securities	4,284	-	4,284
Amounts reclassified from accumulated other comprehensive income to net income (2)	(823)	1,125	302
Net current-period other comprehensive income	3,461	1,125	4,586
Total change in accumulated other comprehensive income	3,461	1,125	4,586
Balance December 31, 2019	$(1,275)	$(6,066)	$(7,341)

Balance January 1, 2018	$(7,150)	$(359)	$(7,509)
Reclassification due to the adoption of ASU 2018-02	(1,562)	(78)	(1,640)
Unrealized gain on securities	3,927	-	3,927
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	-	(6,855)	(6,855)
Amounts reclassified from accumulated other comprehensive income to net income (2)	49	101	150
Net current-period other comprehensive income (loss)	3,976	(6,754)	(2,778)
Total change in accumulated other comprehensive income (loss)	2,414	(6,832)	(4,418)
Balance December 31, 2018	$(4,736)	$(7,191)	$(11,927)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains/losses on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Income.

22. Goodwill

The Company completed an annual impairment test for goodwill as of July 31, 2020 and 2019. Goodwill was written off as a result of an interim test completed as of September 30, 2020. This was a complete write-off off all goodwill on the balance sheet. During the year ended December 31, 2019, there was no goodwill impairment recorded.

In 2016, Republic acquired all of the issued and outstanding limited liability company interests of Oak Mortgage Company, LLC (“Oak Mortgage”) and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. The Company’s goodwill related to the acquisition of Oak Mortgage in July 2016 is detailed below:

(dollars in thousands)	Balance December 31, 2019	Additions/ Adjustments	Write-offs	Amortization	Balance December 31, 2020	Amortization Period (in years)

Goodwill	$5,011	$-	$(5,011)	$-	$-	None

(dollars in thousands)	Balance December 31, 2018	Additions/ Adjustments	Write-offs	Amortization	Balance December 31, 2019	Amortization Period (in years)

Goodwill	$5,011	$-	$-	$-	$5,011	Indefinite

23. Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the twelve months ended December 31, 2020 and 2019. The following table summarizes the amounts recorded in Republic’s statement of financial condition for derivatives not designated as hedging instruments as of December 31, 2020 and December 31, 2019 (in thousands):

December 31, 2020	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC’s	Other Assets	$1,580	$48,223
Best efforts forward loan sales commitments	Other Assets	2	2,069
Mandatory forward loan sales commitments	Other Assets	-	-

Liability derivatives:

IRLC’s	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	612	46,154
Mandatory forward loan sales commitments	Other Liabilities	800	48,373

December 31, 2019	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC’s	Other Assets	$362	$14,586
Best efforts forward loan sales commitments	Other Assets	4	875
Mandatory forward loan sales commitments	Other Assets	2	288

Liability derivatives:

IRLC’s	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	133	13,711
Mandatory forward loan sales commitments	Other Liabilities	83	9,614

The following table summarizes the amounts recorded in Republic’s statement of income for derivative instruments not designated as hedging instruments for the twelve months ended December 31, 2020, 2019, and 2018 (in thousands):

Twelve Months Ended December 31, 2020	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLC’s	Mortgage banking income	$1,218
Best efforts forward loan sales commitments	Mortgage banking income	(2)
Mandatory forward loan sales commitments	Mortgage banking income	(2)

Liability derivatives:

IRLC’s	Mortgage banking income	$-
Best efforts forward loan sales commitments	Mortgage banking income	(479)
Mandatory forward loan sales commitments	Mortgage banking income	(717)

Twelve Months Ended December 31, 2019	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLC’s	Mortgage banking income	$(48)
Best efforts forward loan sales commitments	Mortgage banking income	(1)
Mandatory forward loan sales commitments	Mortgage banking income	(8)

Liability derivatives:

IRLC’s	Mortgage banking income	$-
Best efforts forward loan sales commitments	Mortgage banking income	5
Mandatory forward loan sales commitments	Mortgage banking income	147

Twelve Months Ended December 31, 2018	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLC’s	Mortgage banking income	$47
Best efforts forward loan sales commitments	Mortgage banking income	-
Mandatory forward loan sales commitments	Mortgage banking income	(9)

Liability derivatives:

IRLC’s	Mortgage banking income	$1
Best efforts forward loan sales commitments	Mortgage banking income	(45)
Mandatory forward loan sales commitments	Mortgage banking income	(35)

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

The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the twelve months ended December 31, 2020, 2019, and 2018.

	Twelve Months Ended December 31,
(dollars in thousands)	2020	2019	2018
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$11,058	$7,541	$5,476
Other non-interest income	168	214	174
Non-interest income (in-scope of Topic 606)	11,226	7,755	5,650
Non-interest income (out-of-scope of Topic 606)	25,009	15,983	14,672
Total non-interest income	$36,235	$23,738	$20,322

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2020, 2019, and 2018, the Company did not have any significant contract balances.

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

At December 31, 2020, the Company had forty-two operating lease agreements, which include operating leases for twenty branch locations, seven offices that are used for general office space, and fifteen operating leases for equipment. Two of the real property operating leases did not include one or more options to extend the lease term. Eight of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property. The forty-two operating leases have maturity dates ranging from August 2021 to August 2059 most of which include options for multiple five and ten year extensions which the Company is reasonably certain to exercise. No operating leases include variable lease payments that are based on an index or rate, such as the CPI. The weighted average remaining operating lease term for these leases is 21.04 years as of December 31, 2020.

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

The discount rate used in determining the operating lease liability obligation for each individual lease was the assumed incremental borrowing rate for the Company that corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average operating lease discount rate was 3.33% and 3.58% as of December 31, 2020 and 2019, respectively.

The following table presents operating lease costs net of sublease income for the twelve months ended December 31, 2020 and 2019.

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
(dollars in thousands)
Operating lease cost	$7,915	$6,817
Sublease income	-	(302)
Total lease cost	$7,915	$6,515

Rent expense was approximately $4.4 million for the year ended December 31, 2018.

The following table presents a maturity analysis of total operating lease liability obligations and reconciliation of the undiscounted cash flows to total operating lease liability obligations at December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
(dollars in thousands)
Operating lease payments due:
Within one year	$8,260	$7,221
One to three years	15,719	11,385
Three to five years	14,938	10,028
More than five years	85,176	70,721
Total undiscounted cash flows	124,093	99,355
Discount on cash flows	(46,517)	(30,499)
Total operating lease liability obligations	$77,576	$68,856

The following table presents cash and non-cash activities for the twelve months ended December 31, 2020 and 2019.

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,383	$5,387

Non-cash investing and financing activities
Additions to Operating leases – right of use asset
New operating lease liability obligation	$10,973	$72,648

Note 26 – Preferred Stock

On August 26, 2020, the Company completed an offering of an aggregate of 2,000,000 shares of 7.00% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $25.00 per share. The Company will pay dividends on the Series A Preferred Stock when and if declared by its board of directors or an authorized committee thereof. If declared, dividends will be due and payable at a rate of 7.00% per annum, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, beginning with the first dividend payment on December 1, 2020. The Company received net proceeds of $48.3 million from the offering, after deducting offering costs. Preferred stock dividends of $923,000 were paid for the year ended December 31, 2020.

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

Shareholders and Board of Directors

Republic First Bancorp, Inc.

Philadelphia, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited Republic First Bancorp, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 11, 2021 expressed an unqualified opinion thereon.

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

March 11, 2021

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2020 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended December 31, 2020.

Management’s Report on Internal Controls

Management of Republic First Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The Company’s management, under the supervision and with the participation of the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting, as of December 31, 2020, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework 2013, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2020.

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

BDO, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the years ended December 31, 2020 and 2019, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in their reports, which are included herein.

Item 9B: Other Information

None

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2021 annual meeting of shareholders, including, but not necessarily limited to, the sections entitled “Board of Directors and Committees” and “Executive Officers and Compensation.”

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

Item 11:  Executive Compensation

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2021 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Executive Officers and Compensation.”

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

The following table sets forth information as of December 31, 2020, with respect to the shares of common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	5,899,426	$5.44	1,043,275	(1) (2)

Equity compensation plans not approved by security holders	-	-	-

Total	5,899,426	$5.44	1,043,275	(1) (2)

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

Item 13:  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2021 annual meeting of shareholders, including, but not necessarily limited to, the sections entitled “Certain Relationships and Related Transactions” and “Board of Directors and Committees.”

Item 14:  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2021 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Information Regarding Independent Registered Public Accounting Firm”.

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a)

(1) The following financial statements and related documents of Republic First Bancorp, Inc. are filed as part of this Annual Report on Form 10-K in Part II – Item 8 “Financial Statements and Supplementary Data”:

a.	Consolidated Balance Sheets as of December 31, 2020 and 2019;
b.	Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018;
c.	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019, and 2018;
d.	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018;
e.	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019, and 2018; and
f.	Notes to Consolidated Financial Statements.

(a)	(2) None

(a)	(3) The exhibits filed or furnished, as applicable, as part of this report are listed under Exhibits at subsection (b) of this Item 15.

(b)	Exhibits

The following Exhibits are filed as part of this report.

Exhibit Number	Description	Location
3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-K filed March 10, 2017

3.2	Statement with Respect to Shares regarding 7.0% Perpetual Non-Cumulative Preferred Stock, Series A of Republic First Bancorp, Inc.	Incorporated by reference to Form 8-K filed August 21, 2020

3.3	Amended and Restated By-Laws of Republic First Bancorp, Inc.	Incorported by reference to Form 10-Q filed May 11, 2020

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

4.3	Description of Capital Securities	Incorporated by reference to Form 10-K filed March 16, 2020

10.1	Form of Employment Agreement, dated July 1, 2015, by and among, certain named Executive Officers, Republic First Bancorp, Inc. and Republic First Bank*	Incorporated by reference to Form 8-K filed July 14, 2015

10.2	Amended and Restated Stock Option Plan and Restricted Stock Plan*	Incorporated by reference to Form 10-K filed March 10, 2008

10.3	Deferred Compensation Plan*	Incorporated by reference to Form 10-K filed March 16, 2010

10.4	Amended and Restated Supplemental Retirement Plan Agreements between Republic First Bank and Certain Directors*	Incorporated by reference to Form 10-Q filed November 7, 2008

Exhibit Number	Description	Location
10.5	Agreement, dated March 9, 2017, between Republic First Bancorp, Inc. and Vernon W. Hill II	Incorporated by reference to Form 10-K filed March 10, 2017

10.6	Employment Agreement, dated May 10, 2013, by and among Harry D. Madonna, Republic First Bancorp, Inc., and Republic First Bank*	Incorporated by reference to Form 10-Q filed May 10, 2013

10.7	First Amendment to Employment Agreement, dated March 18, 2015, by and among Harry D. Madonna, Republic First Bancorp, Inc. and Republic First Bank*	Incorporated by reference to Form 8-K filed March 20, 2015

10.8	Form of Option Award*	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

10.9	Republic First Bancorp, Inc. 2014 Equity Incentive Plan*	Incorporated by reference to the definitive proxy statement on Schedule 14A filed March 26, 2014

10.10	Form of Incentive Stock Option Award – 2014 Equity Incentive Plan*	Incorporated by reference to Form 10-K filed March 13, 2015

10.11	Form of Nonqualified Stock Option Award – 2014 Equity Incentive Plan*	Incorporated by reference to Form 10-K filed March 13, 2015

10.12	Form of Investment Agreement	Incorporated by reference to Form 8-K filed April 22, 2014

21.1	Subsidiaries of the Company	Filed Herewith

23.1	Consent of BDO USA, LLP	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc.	Filed Herewith

Exhibit Number	Description	Location
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed Herewith

32.1	Section 1350 Certification of Harry D. Madonna	Furnished Herewith

32.2	Section 1350 Certification of Frank A. Cavallaro	Furnished Herewith

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL; (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019, and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018, (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019, and 2018, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

REPUBLIC FIRST BANCORP, INC.

Date: March 11, 2021	By:	/s/ Vernon W. Hill, II
Vernon W. Hill, II
Chief Executive Officer
(principal executive officer)

Date: March 11, 2021	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 11, 2021	By:	/s/ Vernon W. Hill, II
Vernon W. Hill, II, Chairman of the Board

Date: March 11, 2021	By:	/s/ Andrew B. Cohen
Andrew B. Cohen, Director

Date: March 11, 2021	By:	/s/ Theodore J. Flocco, Jr.
Theodore J. Flocco, Jr., Director

Date: March 11, 2021	By:	/s/ Lisa R. Jacobs
Lisa R. Jacobs, Director

Date: March 11, 2021	By:	/s/ Harry D. Madonna
Harry D. Madonna, Director

Date: March 11, 2021	By:	/s/ Barry L. Spevak
Barry L. Spevak, Director

Date: March 11, 2021	By:	/s/ Brian P. Tierney
Brian P. Tierney, Director

Date: March 11, 2021	By:	/s/ Harris Wildstein, Esq.
Harris Wildstein, Esq., Director