Form 10-Q
period 2021-03-31
REPUBLIC FIRST BANCORP INC
filed 2021-05-10
CIK 834285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021.

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	58,873,278
Title of Class	Number of Shares Outstanding as of May 7, 2021

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2021 and December 31, 2020

(Dollars in thousands, except per share data)

	March 31, 2021 unaudited	December 31, 2020
ASSETS
Cash and due from banks	$45,480	$29,746
Interest bearing deposits with banks	783,417	745,554
Cash and cash equivalents	828,897	775,300

Investment securities available for sale, at fair value	626,567	528,508
Investment securities held to maturity, at amortized cost (fair value of $944,809 and $836,972, respectively)	948,419	814,936
Equity securities	9,079	9,039
Restricted stock, at cost	3,039	3,039
Mortgage loans held for sale, at fair value	28,069	50,387
Other loans held for sale	552	2,983
Loans receivable (net of allowance for credit losses of $16,091 and $12,975, respectively)	2,689,729	2,632,367
Premises and equipment, net	122,867	123,170
Other real estate owned, net	1,188	1,188
Accrued interest receivable	16,657	16,120
Operating lease right-of-use asset	79,614	72,946
Other assets	41,281	35,752
Total Assets	$5,395,958	$5,065,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$1,244,437	$1,006,876
Demand – interest bearing	1,874,286	1,776,995
Money market and savings	1,058,485	1,043,519
Time deposits	185,891	186,361
Total Deposits	4,363,099	4,013,751
Other borrowings	611,114	633,866
Accrued interest payable	819	926
Other liabilities	15,193	20,232
Operating lease liability	86,084	77,576
Subordinated debt	11,273	11,271
Total Liabilities	5,087,582	4,757,622

Commitments and contingencies (see note 3)	-	-

Shareholders’ Equity
Preferred stock, par value $0.01 per share; liquidation preference $25.00 per share; 10,000,000 shares authorized; share issued 2,000,000 as of March 31, 2021 and December 31, 2020; shares outstanding 2,000,000 as of March 31, 2021 and December 31, 2020	20	20
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 59,402,123 as of March 31, 2021 and 59,388,623 as of December 31, 2020; shares outstanding 58,873,278 as of March 31, 2021 and 58,859,778 as of December 31, 2020	594	594
Additional paid in capital	322,861	322,321
Accumulated deficit	(1,892)	(8,085)
Treasury stock at cost (503,408 shares as of March 31, 2021 and December 31, 2020)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of March 31, 2021 and December 31, 2020)	(183)	(183)
Accumulated other comprehensive loss	(9,299)	(2,829)
Total Shareholders’ Equity	308,376	308,113
Total Liabilities and Shareholders’ Equity	$5,395,958	$5,065,735

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

For the Three Months Ended March 31, 2021 and 2020

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Interest income
Interest and fees on taxable loans	$29,467	$19,623
Interest and fees on tax-exempt loans	436	550
Interest and dividends on taxable investment securities	6,393	6,801
Interest and dividends on tax-exempt investment securities	75	20
Interest on federal funds sold and other interest-earning assets	49	289
Total interest income	36,420	27,283
Interest expense
Demand-interest bearing	3,258	3,421
Money market and savings	1,118	1,783
Time deposits	539	1,221
Other borrowings	73	104
Total interest expense	4,988	6,529
Net interest income	31,432	20,754
Provision for loan losses	3,000	950
Net interest income after provision for loan losses	28,432	19,804
Non-interest income
Loan and servicing fees	633	471
Mortgage banking income	4,564	2,458
Gain on sales of SBA loans	761	649
Service fees on deposit accounts	3,960	2,064
Gain on sale of investment securities	-	841
Other non-interest income	357	62
Total non-interest income	10,275	6,545
Non-interest expenses
Salaries and employee benefits	14,721	13,381
Occupancy	3,777	3,422
Depreciation and amortization	2,294	1,875
Legal	217	296
Other real estate owned	98	282
Appraisal and other loan expenses	714	422
Advertising	171	381
Data processing	1,757	1,574
Insurance	335	276
Professional fees	808	634
Debit card processing	986	825
Regulatory assessments and costs	726	630
Taxes, other	322	203
Other operating expenses	2,421	3,071
Total non-interest expense	29,347	27,272
Income (loss) before provision for income taxes	9,360	(923)
Provision (benefit) for income taxes	2,292	(330)
Net income (loss)	$7,068	$(593)
Preferred stock dividends	875	-
Net income (loss) available to common shareholders	$6,193	$(593)
Net income (loss) per share
Basic earnings per common share	$0.11	$(0.01)
Diluted earnings per common share	$0.09	$(0.01)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2021 and 2020

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020

Net income (loss)	$7,068	$(593)

Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on securities (pre-tax ($9,508), and $4,374 respectively)	(7,098)	3,264
Reclassification adjustment for securities gains (pre-tax $-, and ($841) respectively	-	(628)
Net unrealized gains on securities	(7,098)	2,636
Amortization of net unrealized holding losses during the period (pre-tax $838, and $409 respectively)	628	305

Total other comprehensive (loss) income	(6,470)	2,941

Total comprehensive income	$598	$2,348

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$7,068	$(593)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	3,000	950
Depreciation and amortization	2,294	1,875
Stock based compensation	497	577
Gain on sale of investment securities	-	(841)
Fair value adjustment on equity securities	(40)	-
Amortization of premiums on investment securities	1,828	1,583
Accretion of discounts on retained SBA loans	(229)	(220)
Fair value adjustments on SBA servicing assets	187	41
Proceeds from sales of SBA loans originated for sale	7,443	10,745
SBA loans originated for sale	(4,251)	(8,474)
Gains on sales of SBA loans originated for sale	(761)	(649)
Proceeds from sales of mortgage loans originated for sale	167,758	50,258
Mortgage loans originated for sale	(141,393)	(55,072)
Fair value adjustment for mortgage loans originated for sale	1,766	556
Gains on mortgage loans originated for sale	(4,521)	(1,734)
Amortization of debt issuance costs	2	2
Non-cash expense related to leases	108	183
Increase in accrued interest receivable and other assets	(2,434)	(4,865)
Net (decrease) increase in accrued interest payable and other liabilities	(6,327)	8,894
Net cash provided by operating activities	31,995	3,216

Cash flows from investing activities
Purchase of investment securities available for sale	(134,750)	(16,906)
Purchase of investment securities held to maturity	(202,977)	-
Proceeds from the sale of securities available for sale	-	26,869
Proceeds from the paydown, maturity, or call of securities available for sale	26,382	34,703
Proceeds from the paydown, maturity or call of securities held to maturity	69,306	32,823
Net increase in loans	(60,133)	(133,621)
Net proceeds from sale of other real estate owned	-	586
Premises and equipment expenditures	(1,991)	(4,812)
Net cash used in investing activities	(304,163)	(60,358)

Cash flows from financing activities
Net proceeds from exercise of stock options	44	24
Net increase (decrease) in demand, money market and savings deposits	349,818	(53,736)
Decrease in time deposits	(470)	(948)
Decrease in other borrowings	(22,752)	-
Preferred stock dividends paid	(875)	-
Net cash provided by (used in) financing activities	325,765	(54,660)

Net increase (decrease) in cash and cash equivalents	53,597	(111,802)
Cash and cash equivalents, beginning of year	775,300	168,319
Cash and cash equivalents, end of period	$828,897	$56,517

Supplemental disclosures
Interest paid	$4,881	$6,632
Income taxes paid	$4,770	$-

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

(Dollars in thousands)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance January 1, 2021	$20	$594	$322,321	$(8,085)	$(3,725)	$(183)	$(2,829)	$308,113
Net income				7,068				7,068
Preferred stock dividends paid (1)				(875)				(875)
Other comprehensive loss, net of tax							(6,470)	(6,470)
Stock based compensation			497					497
Options exercised (13,500 shares)			43					43

Balance March 31, 2021	$20	$594	$322,861	$(1,892)	$(3,725)	$(183)	$(9,299)	$308,376

Balance January 1, 2020	$-	$594	$272,039	$(12,216)	$(3,725)	$(183)	$(7,341)	$249,168
Net loss				(593)				(593)
Other comprehensive income, net of tax							2,941	2,941
Stock based compensation			577					577
Options exercised (8,000 shares)			23					23

Balance March 31, 2020	$-	$594	$272,639	$(12,809)	$(3,725)	$(183)	$(4,400)	$252,116

(1)	Dividends per share of $0.44 were declared and paid on preferred stock for the three months ended March 31, 2021

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

The coronavirus (“COVID-19”) outbreak and the public health response to contain it have resulted in unprecedented economic and financial market conditions. In response to these evolving conditions, the Board of Governors of the Federal Reserve System (“Federal Reserve”) reduced the federal funds target range by 150 basis points to 0.00% to 0.25% in March 2020. The Federal Reserve has taken additional steps to bolster the economy by promoting liquidity in certain securities markets and providing funding sources for small and mid-sized businesses, as well as, state and local governments as they work through the cash flow stresses caused by the COVID-19 pandemic.

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

Interest Rate Lock Commitments (“IRLCs”)

Mortgage loan commitments known as interest rate locks that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance FASB ASC 815, Derivatives and Hedging. Loan commitments that are classified as derivatives are recognized at fair value on the balance sheet as other assets and other liabilities with changes in their fair values recorded as mortgage banking income and included in non-interest income in the statements of income. Outstanding interest rate lock commitments (“IRLCs”) are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation, or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. Republic is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Republic uses best efforts commitments to substantially eliminate these risks. The valuation of the IRLCs issued by Republic includes the value of the servicing released premium. Republic sells loans where the servicing is released, and the servicing released premium is included in the market price. See Note 12 Derivatives and Risk Management Activities for further detail of IRLCs.

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

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“the 2005 Plan”), under which the Company granted options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company’s 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of March 31, 2021, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company’s stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company’s shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. Compensation cost for all option awards is calculated and recognized over the vesting period of the option awards. If the service conditions are not met, the Company reverses previously recorded compensation expense upon forfeiture. The Company’s accounting policy election is to recognize forfeitures as they occur. At March 31, 2021, the maximum number of common shares issuable under the 2014 Plan was 6.4 million shares. During the three months ended March 31, 2021, 520 thousand stock units were granted under the 2014 Plan with a fair value of $1.7 million.

On April 27, 2021 the Company’s shareholders approved the 2021 Equity Incentive Plan of Republic First Bancorp, Inc. (the “2021 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2021 Plan, the maximum number of shares which may be issued or awarded is 7.5 million shares of common stock. As of March 31, 2021, no shares have been granted under the 2021 Plan.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.

During the three months ended March 31, 2021 and 2020, 632,635 options and 907,790 options vested, respectively.  Expense is recognized ratably over the period required to vest.  At March 31, 2021, the intrinsic value of the 5,672,875 options outstanding was $1.6 million, while the intrinsic value of the 3,851,635 exercisable (vested) options was $793 thousand. At March 31, 2020, the intrinsic value of the 6,067,450 options outstanding was $52,000, while the intrinsic value of the 3,456,750 exercisable (vested) options was $52,000. During the three months ended March 31, 2021, 13,500 options were exercised with cash received of $43,503 and 208,230 options were forfeited with a weighted average grant date fair value of $433,395. During the three months ended March 31, 2020, 8,000 options were exercised with cash received of $23,780 and 107,625 options were forfeited with a weighted average grant date fair value of $216,331.

Information regarding stock option compensation for the three months ended March 31, 2021 and 2020 is set forth below:

	2021	2020
Stock based compensation expense recognized	$436,000	$577,000
Number of unvested stock options	1,826,040	2,610,700
Fair value of unvested stock options	$3,000,864	$4,912,774
Amount remaining to be recognized as expense	$2,703,509	$4,055,481

The remaining unrecognized expense amount of $2,703,509 will be recognized ratably as expense through February 2024.

The Company granted stock units under the 2014 Plan during the three month period ended March 31, 2021. The compensation expense for the stock units is recognized based on the market price of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures.

The following table details the Stock Units for the three months ended March 31, 2021:

	Number of Units	Weighted Average Grant Date Fair Value
Beginning balance	0	$-
Granted	520,350	3.34
Vested	0	3.34
Forfeited	(4,800)	3.34
Ending balance	515,550	$3.34

Information regarding stock unit compensation for the three months ended March 31, 2021 and 2020 is set forth below:

	2021	2020
Stock based compensation expense recognized	$61,000	-
Number of unvested stock units	515,550	-
Fair value of unvested stock units	$1,721,937	-
Amount remaining to be recognized as expense	$1,660,937	-

The remaining unrecognized expense amount of $1,660,937 will be recognized ratably as expense through February 2025.

Earnings per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plans for the three months ended March 31, 2021 and March 31, 2020.

The calculation of EPS for the three months ended March 31, 2021 and 2020 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020

Net income (loss) available to common shareholders	$6,193	$(593)

Weighted average shares outstanding	58,860	58,848

Net income (loss) per share – basic	$0.11	$(0.01)

Weighted average shares outstanding (including dilutive CSEs)	75,817	58,848

Net income (loss) per share – diluted	$0.09	$(0.01)

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended March 31,
(in thousands)	2021	2020

Anti-dilutive securities

Share based compensation awards	5,902	6,067

Convertible preferred stock	-	-

Total anti-dilutive securities	5,902	6,067

Recent Accounting Pronouncements

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company has evaluated the impact of this ASU, continuing its implementation efforts and reviewing the loss modeling requirements consistent with lifetime expected loss estimates. Calculations of expected losses under the new guidance have been run parallel to the calculations under existing guidance to assess and evaluate the potential impact to the Company’s financial statements. The new model includes different assumptions used to calculate credit losses, such as estimating losses over the estimated life of a financial asset and considers expected future changes in macroeconomic conditions. The Company was initially required to adopt this ASU on January 1, 2020. The Company elected to defer the adoption of this ASU as permitted by Section 4014 of the CARES Act, which allowed financial institutions to postpone adoption until the earlier of (i) the date on which the national emergency concerning the COVID-19 outbreak declared under the National Emergencies Relief Act terminates or (ii) December 31, 2020. The Economic Aid Act approved in December 2020 extended the option to defer this ASU until January 1, 2021 or January 1, 2022. The Company has chosen to defer adoption until January 1, 2022. While based on the parallel calculations run to date, the Company does not anticipate a material increase to the allowance for credit losses at the present time, the impact on the date of adoption is unknown.

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

Note 3: Commitments and Contingencies

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

Note 5: Investment Securities

A summary of the amortized cost and market value of securities available for sale, securities held to maturity, and equity securities at March 31, 2021 and December 31, 2020 is as follows:

	At March 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government agencies	$30,789	$868	$(1,327)	$30,330
Collateralized mortgage obligations	222,655	2,886	(5,191)	220,350
Agency mortgage-backed securities	246,823	500	(4,935)	242,388
Municipal securities	8,188	166	-	8,354
Corporate bonds	126,300	150	(1,305)	125,145
Investment securities available for sale	$634,755	$4,570	$(12,758)	$626,567

Held to maturity
U.S. Government agencies	$78,484	$2,381	$-	$80,865
Collateralized mortgage obligations	417,227	9,571	(10,506)	416,292
Agency mortgage-backed securities	452,708	3,199	(8,255)	447,652
Investment securities held to maturity	$948,419	$15,151	$(18,761)	$944,809

Equity securities (1)				$9,079

(1)	Equity securities consist of investments in non-cumulative preferred stock.

	At December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government agencies	$32,312	$-	$(426)	$31,886
Collateralized mortgage obligations	218,232	3,584	(270)	221,546
Agency mortgage-backed securities	149,325	1,204	(1)	150,528
Municipal securities	8,201	24	-	8,225
Corporate bonds	119,118	595	(3,390)	116,323
Investment securities available for sale	$527,188	$5,407	$(4,087)	$528,508

Held to maturity
U.S. Government agencies	$82,093	$4,185	$-	$86,278
Collateralized mortgage obligations	363,363	12,687	(231)	375,819
Agency mortgage-backed securities	369,480	5,640	(245)	374,875
Investment securities held to maturity	$814,936	$22,512	$(476)	$836,972

Equity securities (1)				$9,039

(1)	Equity securities consist of investments in non-cumulative preferred stock.

The following table presents investment securities by stated maturity at March 31, 2021. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay with or without prepayment penalties and, therefore, these securities are classified separately with no specific maturity date.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$12,620	$12,558	$407	$410
After 1 year to 5 years	82,985	83,192	70,743	72,874
After 5 years to 10 years	52,748	52,403	7,334	7,581
After 10 years	16,924	15,676	-	-
Collateralized mortgage obligations	222,655	220,350	417,227	416,292
Agency mortgage-backed securities	246,823	242,388	452,708	447,652
Total investment securities	$634,755	$626,567	$948,419	$944,809

The Company’s investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities. Equity securities consist of investments in non-cumulative preferred stock. There were no private label mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) held in the investment securities portfolio as of March 31, 2021 and December 31, 2020. There were also no MBS or CMO securities that were rated “Alt-A” or “sub-prime” as of those dates.

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

The Company regularly evaluates investment securities that are in an unrealized loss position in order to determine if the decline in fair value is other than temporary. Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, the current interest rate environment and the rating of each security. An OTTI loss must be recognized for a debt security in an unrealized loss position if the Company intends to sell the security or it is more likely than not that it will be required to sell the security prior to recovery of the amortized cost basis. The amount of OTTI loss recognized is equal to the difference between the fair value and the amortized cost basis of the security that is attributed to credit deterioration. Accounting standards require the evaluation of the expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, that amount must be recognized against income in the current period. The portion of the unrealized loss related to other factors, such as liquidity conditions in the market or the current interest rate environment, is recorded in accumulated other comprehensive income (loss) for investment securities classified available for sale. There were no impairment charges (credit losses) recorded at March 31, 2021 and December 31, 2020.

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2021 and December 31, 2020:

	At March 31, 2021
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$13,056	$868	$30,330	$459	$43,386	$1,327
Collateralized mortgage obligations	107,343	5,191	-	-	107,343	5,191
Agency mortgage-backed securities	216,260	4,935	-	-	216,260	4,935
Municipal securities	-	-	-	-	-	-
Corporate bonds	13,254	322	42,017	983	55,271	1,305
Investment Securities Available for Sale	$349,913	$11,316	$72,347	$1,442	$422,260	$12,758

	At March 31, 2021
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations	186,170	10,506	-	-	186,170	10,506
Agency mortgage-backed securities	289,378	8,255	-	-	289,378	8,255
Investment Securities Held to Maturity	$475,548	$18,761	$-	$-	$475,548	$18,761

	At December 31, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$-	$-	$31,886	$426	$31,886	$426
Collateralized mortgage obligations	99,497	270	-	-	99,497	270
Agency mortgage-backed securities	20,934	1	-	-	20,934	1
Municipal securities	-	-	-	-	-	-
Corporate bonds	4,559	39	54,649	3,351	59,208	3,390
Investment Securities Available for Sale	$124,990	$310	$86,535	$3,777	$211,525	$4,087

	At December 31, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations	62,603	231	-	-	62,603	231
Agency mortgage-backed securities	54,537	245	-	-	54,537	245
Investment Securities Held to Maturity	$117,140	$476	$-	$-	$117,140	$476

Unrealized losses on securities in the investment portfolio amounted to $31.5 million with a total fair value of $897.8 million as of March 31, 2021 compared to unrealized losses of $4.6 million with a total fair value of $328.7 million as of December 31, 2020. The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

The Company held five U.S. Government agency securities, twenty collateralized mortgage obligations and twenty-two agency mortgage-backed securities that were in an unrealized loss position at March 31, 2021. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of March 31, 2021.

All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At March 31, 2021, the investment portfolio included no municipal securities that were in an unrealized loss position.

At March 31, 2021, the investment portfolio included nine corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration. Five of the nine corporate bonds are issued by four of the largest U.S. financial institutions. Each financial institution is well capitalized.

There were no proceeds from the sale of securities during the three months ended March 31, 2021. Proceeds associated with the sale of securities available for sale during the three months ended March 31, 2020 were $26.9 million. Gross gains of $841,000 were realized on these sales. The tax provision applicable to the net gains of $841,000 for the three months ended March 31, 2020 amounted to $213,000.

Note 6: Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major category as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	March 31, 2021	December 31, 2020

Commercial real estate	$708,547	$705,748
Construction and land development	153,062	142,821
Commercial and industrial	211,192	200,188
Owner occupied real estate	477,316	475,206
Consumer and other	97,850	102,368
Residential mortgage	425,106	395,174
Paycheck protection program	649,696	636,637
Total loans receivable	2,722,769	2,658,142
Deferred costs (fees)	(16,949)	(12,800)
Allowance for loan losses	(16,091)	(12,975)
Net loans receivable	$2,689,729	$2,632,367

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

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three months ended March 31, 2021 and 2020:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

Three months ended March 31, 2021
Allowance for loan losses:

Beginning balance:	$4,394	$948	$1,367	$2,374	$723	$3,025	$-	$144	$12,975
Charge-offs	-	-	-	-	(34)	-	-	-	(34)
Recoveries	-	-	104	43	3	-	-	-	150
Provisions	1,246	133	265	12	53	931	-	360	3,000
Ending balance	$5,640	$1,081	$1,736	$2,429	$745	$3,956	$-	$504	$16,091

Three months ended March 31, 2020
Allowance for loan losses:

Beginning Balance:	$3,043	$688	$931	$2,292	$590	$1,705	$-	$17	$9,266
Charge-offs	-	-	-	-	(22)	-	-	-	(22)
Recoveries	-	-	17	-	6	-	-	-	23
Provisions (credits)	359	146	494	(433)	60	207	-	117	950
Ending balance	$3,402	$834	$1,442	$1,859	$634	$1,912	$-	$134	$10,217

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

March 31, 2021

Allowance for loan losses:
Individually evaluated for impairment	$1,015	$-	$301	$236	$-	$-	$-	$-	$1,552
Collectively evaluated for impairment	4,625	1,081	1,435	2,193	745	3,956	-	504	14,539
Total allowance for loan losses	$5,640	$1,081	$1,736	$2,429	$745	$3,956	$-	$504	$16,091

Loans receivable:
Loans evaluated individually	$8,834	$-	$2,961	$4,251	$1,280	$1,273	$-	$-	$18,599
Loans evaluated collectively	699,713	153,062	208,231	473,065	96,570	423,833	649,696	-	2,704,170
Total loans receivable	$708,547	$153,062	$211,192	$477,316	$97,850	$425,106	$649,696	$-	$2,722,769

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

December 31, 2020

Allowance for loan losses:
Individually evaluated for impairment	$418	$-	$51	$122	$-	$-	$-	$-	$591
Collectively evaluated for impairment	3,976	948	1,316	2,252	723	3,025	-	144	12,384
Total allowance for loan losses	$4,394	$948	$1,367	$2,374	$723	$3,025	$-	$144	$12,975

Loans receivable:
Loans evaluated individually	$9,048	$-	$2,963	$3,955	$1,302	$701	$-	$-	$17,969
Loans evaluated collectively	696,700	142,821	197,225	471,251	101,066	394,473	636,637	-	2,640,173
Total loans receivable	$705,748	$142,821	$200,188	$475,206	$102,368	$395,174	$636,637	$-	$2,658,142

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans, but also include internally classified accruing loans. The following table summarizes information with regard to impaired loans by loan portfolio class as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$4,819	$4,827	$-	$5,033	$5,040	$-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,297	2,299	-	2,608	2,794	-
Owner occupied real estate	3,182	3,331	-	3,198	3,407	-
Consumer and other	1,280	1,553	-	1,302	1,556	-
Residential mortgage	1,273	1,365	-	701	768	-
Paycheck protection program	-	-	-	-	-	-
Total	$12,851	$13,375	$-	$12,842	$13,565	$-

With an allowance recorded:
Commercial real estate	$4,015	$4,536	$1,015	$4,015	$4,536	$418
Construction and land development	-	-	-	-	-	-
Commercial and industrial	664	865	301	355	371	51
Owner occupied real estate	1,069	1,086	236	757	775	122
Consumer and other	-	-	-	-	-	-
Residential mortgage	-	-	-	-	-	-
Paycheck protection program	-	-	-	-	-	-
Total	$5,748	$6,487	$1,552	$5,127	$5,682	$591

Total:
Commercial real estate	$8,834	$9,363	$1,015	$9,048	$9,576	$418
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,961	3,164	301	2,963	3,165	51
Owner occupied real estate	4,251	4,417	236	3,955	4,182	122
Consumer and other	1,280	1,553	-	1,302	1,556	-
Residential mortgage	1,273	1,365	-	701	768	-
Paycheck protection program	-	-	-	-	-	-
Total	$18,599	$19,862	$1,552	$17,969	$19,247	$591

The following table presents additional information regarding the Company’s impaired loans for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$6,005	$70	$6,372	$70
Construction and land development	-	-	-	-
Commercial and industrial	2,300	-	2,727	1
Owner occupied real estate	2,827	22	2,680	2
Consumer and other	1,195	9	1,205	2
Residential mortgage	833	6	768	-
Paycheck protection program	-	-	-	-
Total	$13,160	$107	$13,752	$75

With an allowance recorded:
Commercial real estate	$4,015	$-	$4,145	$-
Construction and land development	-	-	-	-
Commercial and industrial	670	-	426	-
Owner occupied real estate	1,073	-	1,809	6
Consumer and other	-	-	-	-
Residential mortgage	-	-	60	-
Paycheck protection program	-	-	-	-
Total	$5,758	$-	$6,440	$6

Total:
Commercial real estate	$10,020	$70	$10,517	$70
Construction and land development	-	-	-	-
Commercial and industrial	2,970	-	3,153	1
Owner occupied real estate	3,900	22	4,489	8
Consumer and other	1,195	9	1,205	2
Residential mortgage	833	6	828	-
Paycheck protection program	-	-	-	-
Total	$18,918	$107	$20,192	$81

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At March 31, 2021
Commercial real estate	$954	$48	$4,314	$5,316	$703,231	$708,547	$-
Construction and land development	-	-	-	-	153,062	153,062	-
Commercial and industrial	83	-	2,962	3,045	208,147	211,192	-
Owner occupied real estate	-	-	3,361	3,361	473,955	477,316	-
Consumer and other	-	-	1,280	1,280	96,570	97,850	-
Residential mortgage	-	-	1,273	1,273	423,833	425,106	-
Paycheck protection program	-	-	-	-	649,696	649,696	-
Total	$1,037	$48	$13,190	$14,275	$2,708,494	$2,722,769	$-

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2020
Commercial real estate	$-	$97	$4,421	$4,518	$701,230	$705,748	$-
Construction and land development	-	-	-	-	142,821	142,821	-
Commercial and industrial	1,648	-	2,963	4,611	195,577	200,188	-
Owner occupied real estate	581	813	2,859	4,253	470,953	475,206	-
Consumer and other	92	28	1,302	1,422	100,946	102,368	-
Residential mortgage	-	-	1,313	1,313	393,861	395,174	612
Paycheck protection program	-	-	-	-	636,637	636,637	-
Total	$2,321	$938	$12,858	$16,117	$2,642,025	$2,658,142	$612

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At March 31, 2021:
Commercial real estate	$704,134	$76	$4,337	$-	$708,547
Construction and land development	153,062	-	-	-	153,062
Commercial and industrial	208,230	-	2,962	-	211,192
Owner occupied real estate	472,824	242	4,250	-	477,316
Consumer and other	96,570	-	1,280	-	97,850
Residential mortgage	423,833	-	1,273	-	425,106
Paycheck protection program	649,696	-	-	-	649,696
Total	$2,708,349	$318	$14,102	$-	$2,722,769

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2020:
Commercial real estate	$701,151	$80	$4,517	$-	$705,748
Construction and land development	142,821	-	-	-	142,821
Commercial and industrial	197,225	-	2,963	-	200,188
Owner occupied real estate	470,732	519	3,955	-	475,206
Consumer and other	101,066	-	1,302	-	102,368
Residential mortgage	394,473	-	701	-	395,174
Paycheck protection program	636,637	-	-	-	636,637
Total	$2,644,105	$599	$13,438	$-	$2,658,142

The following table shows non-accrual loans by class as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	March 31, 2021	December 31, 2020

Commercial real estate	$4,314	$4,421
Construction and land development	-	-
Commercial and industrial	2,962	2,963
Owner occupied real estate	3,361	2,859
Consumer and other	1,280	1,302
Residential mortgage	1,273	701
Paycheck protection program	-	-
Total	$13,190	$12,246

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $189,000 and $224,000 for the three months ended March 31, 2021 and 2020, respectively.

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

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019.  In December 2020, the Economic Aid Act was signed into law which amended certain sections of the CARES Act.  This amendment extended the period to suspend the requirements under TDR accounting guidance to the earlier of i) January 1, 2022 or ii) 60 days after the President declares a termination of the national emergency related to the COVID-19 pandemic. As of March 31, 2021, deferrals declined to three customer relationships with outstanding balances of $3 million, or less than 1% of total loans outstanding. At December 31, 2020, twenty-one customers with outstanding balances of $16 million, or less than 1% of total loans outstanding were deferring loan payments. As of March 31, 2021, there were no deferral requests that were for deferment of principal balances only compared to approximately $4 million at December 31, 2020. The remaining deferrals include requests to defer both principal and interest payments. As of March 31, 2021, the three deferrals were second deferrals with outstanding balances of $3 million. At December 31, 2020, deferrals were comprised of the following categories: 90 day deferrals amounted to eight customers with outstanding balances of $3 million and second deferrals amounted to thirteen customers with outstanding balances of $13 million.

The following table summarizes information with regard to outstanding troubled debt restructurings at March 31, 2021 and December 31, 2020:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
March 31, 2021
Commercial real estate	1	$4,497	$-	$4,497
Construction and land development	-	-	-	-
Commercial and industrial	-	-	-	-
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Paycheck protection program	-	-	-	-
Total	1	$4,497	$-	$4,497

December 31, 2020
Commercial real estate	1	$4,530	$-	$4,530
Construction and land development	-	-	-	-
Commercial and industrial	-	-	-	-
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Paycheck protection program	-	-	-	-
Total	1	$4,530	$-	$4,530

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

There were no loan modifications made during the three months ended March 31, 2021 and 2020 that met the criteria of a TDR.

After a loan is determined to be a TDR, the Company continues to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the three months ended March 31, 2021 and the year ended December 31, 2020.

There was one residential mortgage in the process of foreclosure as of March 31, 2021 and December 31, 2020. There was no other real estate owned relating to residential real estate at March 31, 2021 and December 31, 2020.

Note 7: Other Borrowings

The following is a summary of short-term borrowings by type.

	March 31, 2021		December 31, 2020
(dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Other borrowings
Paycheck Protection Program
Liquidity Facility borrowings	$611,114	0.35%	$633,866	0.35%

As part of the CARES Act, the Federal Reserve Bank of Philadelphia offered secured discounted borrowings to banks that originated PPP loans through the Paycheck Protection Program Liquidity Facility or PPPLF program. At March 31, 2021, the Company pledged $611 million of PPP loans to the Federal Reserve Bank of Philadelphia to borrow $611 million of funds at a rate of 0.35%. The Company pledged $634 million of PPP loans to the Federal Reserve Bank of Philadelphia to borrow $634 million of funds at a rate of 0.35% at December 31, 2020.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2021 and December 31, 2020 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

March 31, 2021
Assets:

U.S. Government agencies	$30,330	$-	$30,330	$-
Collateralized mortgage obligations	220,350	-	220,350	-
Agency mortgage-backed securities	242,388	-	242,388	-
Municipal securities	8,354	-	8,354	-
Corporate bonds	125,145	-	122,525	2,620
Investment securities available for sale	$626,567	$-	$623,947	$2,620
Equity securities	9,079	9,079	-	-

Mortgage Loans Held for Sale	$28,069	$-	$28,069	$-
SBA Servicing Assets	4,617	-	-	4,617
Interest Rate Lock Commitments	846	-	846	-
Best Efforts Forward Loan Sales Commitments	239	-	239	-
Mandatory Forward Loan Sales Commitments	386	-	386	-

Liabilities:

Interest Rate Lock Commitments	14	-	14	-
Best Efforts Forward Loan Sales Commitments	178	-	178	-
Mandatory Forward Loan Sales Commitments	39	-	39	-

December 31, 2020
Assets:

U.S. Government agencies	$31,886	$-	$31,886	$-
Collateralized mortgage obligations	221,546	-	221,546	-
Agency mortgage-backed securities	150,528	-	150,528	-
Municipal securities	8,225	-	8,225	-
Corporate bonds	116,323	-	113,692	2,631
Investment securities available for sale	$528,508	$-	$525,877	$2,631
Equity securities	9,039	9,039	-	-

Mortgage Loans Held for Sale	$50,387	$-	$50,387	$-
SBA Servicing Assets	4,626	-	-	4,626
Interest Rate Lock Commitments	1,580	-	1,580	-
Best Efforts Forward Loan Sales Commitments	2	-	2	-
Mandatory Forward Loan Sales Commitments	-	-	-	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	612	-	612	-
Mandatory Forward Loan Sales Commitments	800	-	800	-

The following table presents an analysis of the activity in the SBA servicing assets for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020

Beginning balance, January 1st	$4,626	$4,447
Additions	178	238
Fair value adjustments	(187)	(41)
Ending balance, March 31st	$4,617	$4,644

Fair value adjustments are recorded as loan and servicing fees on the statement of income. Servicing fee income, not including fair value adjustments, totaled $482,000 and $430,000 for the three months ended March 31, 2021 and 2020, respectively. Total loans in the amount of $212.8 million at March 31, 2021 and $208.7 million at December 31, 2020 were serviced for others.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020:

	2021	2020
Level 3 Investments Only	Corporate	Corporate
(dollars in thousands)	Bonds	Bonds

Balance, January 1st	$2,631	$2,819
Unrealized losses	(11)	(170)
Paydowns	-	-
Proceeds from sales	-	-
Realized gains	-	-
Impairment charges on Level 3	-	-
Balance, March 31st	$2,620	$2,649

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2021 and December 31, 2020 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
March 31, 2021
Impaired loans	$4,461	$-	$-	$4,461
Other real estate owned	-	-	-	-

December 31, 2020
Impaired loans	$5,678	$-	$-	$5,678
Other real estate owned	364	-	-	364

The table below presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2021

Corporate bonds	$2,620	Discounted Cash Flows	Discount Rate	(3.44%)

SBA servicing assets	$4,617	Discounted Cash Flows	Conditional Prepayment Rate	(13.99%)

			Discount Rate	(10.00%)

Impaired loans	$4,461	Appraised Value of Collateral (1)	Liquidation expenses (2)	0%	-	31%	(18%)	(3)

Other real estate owned	$-	Appraised Value of Collateral (1)	Liquidation expenses (2)	-

December 31, 2020
Corporate bonds	$2,631	Discounted Cash Flows	Discount Rate	(3.48%)

SBA servicing assets	$4,626	Discounted Cash Flows	Conditional Prepayment Rate	(13.22%)

			Discount Rate	(10.00%)

Impaired loans	$5,678	Appraised Value of Collateral (1)	Liquidation expenses (2)	0%	-	23%	(12%)	(3)

Other real estate owned	$364	Appraised Value of Collateral (1)	Liquidation expenses (2)	7%	-	16%	(13%)	(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2021 and December 31, 2020.

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

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect their economic value. Interest income on loans held for sale, which totaled $281,000 for three months ended March 31, 2021 and $83,000 for the three months ended March 31, 2020, are included in interest and fees in the statements of operations.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
March 31, 2021	$28,069	$27,558	$511

December 31, 2020	$50,387	$48,109	$2,278

Changes in the excess carrying amount over aggregate unpaid principal balance are recorded in the statement of operations in mortgage banking income. At March 31, 2021, Republic had one mortgage loan held for sale recorded at fair value that was 90 or more days past due and on non-accrual. Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at December 31, 2020.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value. Fair value is determined through valuations periodically performed by third-party appraisers, and the real estate is carried at the lower of its carrying amount or fair value less estimated costs to sell. Any declines in the fair value of the real estate properties below the initial cost basis are recorded through a valuation expense. At March 31, 2021 and December 31, 2020, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market. At March 31, 2021 and December 31, 2020, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	March 31, 2021	December 31, 2020

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$4,617	$4,626

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	2%	2%
Adjustable-rate SBA loans	98%	98%
Total	100%	100%

Weighted Average Remaining Term (in years)	20.0	20.0

Prepayment Speed	13.99%	13.22%
Effect on fair value of a 10% increase	$(172)	$(170)
Effect on fair value of a 20% increase	(333)	(329)

Weighted Average Discount Rate	10.00%	10.00%
Effect on fair value of a 10% increase	$(149)	$(152)
Effect on fair value of a 20% increase	(289)	(295)

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

The estimated fair values of the Company’s financial instruments at March 31, 2021 were as follows.

	Fair Value Measurements at March 31, 2021
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$828,897	$828,897	$828,897	$-	$-
Investment securities available for sale	626,567	626,567	-	623,947	2,620
Investment securities held to maturity	948,419	944,809	-	944,809	-
Equity securities	9,079	9,079	9,079	-	-
Restricted stock	3,039	3,039	-	3,039	-
Loans held for sale	28,621	28,621	-	28,069	552
Loans receivable, net	2,689,729	2,698,544	-	-	2,698,544
SBA servicing assets	4,617	4,617	-	-	4,617
Accrued interest receivable	16,657	16,657	-	16,657	-
Interest rate lock commitments	846	846	-	846	-
Best efforts forward loan sales commitments	239	239	-	239	-
Mandatory forward loan sales commitments	386	386	-	386	-

Financial liabilities:
Deposits
Demand, savings and money market	$4,177,208	$4,177,208	$-	$4,177,208	$-
Time	185,891	186,505	-	186,505	-
Subordinated debt	11,273	8,487	-	-	8,487
Accrued interest payable	819	819	-	819	-
Interest rate lock commitments	14	14	-	14	-
Best efforts forward loan sales commitments	178	178	-	178	-
Mandatory forward loan sales commitments	39	39	-	39	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

The estimated fair values of the Company’s financial instruments at December 31, 2020 were as follows:

	Fair Value Measurements at December 31, 2020
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$775,300	$775,300	$775,300	$-	$-
Investment securities available for sale	528,508	528,508	-	525,877	2,631
Investment securities held to maturity	814,936	836,972	-	836,972	-
Equity securities	9,039	9,039	9,039	-	-
Restricted stock	3,039	3,039	-	3,039	-
Loans held for sale	53,370	53,370	-	50,387	2,983
Loans receivable, net	2,632,367	2,618,104	-	-	2,618,104
SBA servicing assets	4,626	4,626	-	-	4,626
Accrued interest receivable	16,120	16,120	-	16,120	-
Interest rate lock commitments	1,580	1,580	-	1,580	-
Best efforts forward loan sales commitments	2	2	-	2	-
Mandatory forward loan sales commitments	-	-	-	-	-

Financial liabilities:
Deposits
Demand, savings and money market	$3,827,390	$3,827,390	$-	$3,827,390	$-
Time	186,361	187,292	-	187,292	-
Subordinated debt	11,271	8,026	-	-	8,026
Accrued interest payable	926	926	-	926	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	612	612	-	612	-
Mandatory forward loan sales commitments	800	800	-	800	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

Note 9: Changes in Accumulated Other Comprehensive Income (Loss) By Component (1)

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2021 and 2020, and the year ended December 31, 2020.

	Unrealized Gains (Losses) on Available- For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2021	$985	$(3,814)	$(2,829)
Unrealized gain on securities	(7,098)	-	(7,098)
Amounts reclassified from accumulated other comprehensive income to net income (2)	-	628	628
Net current-period other comprehensive income	(7,098)	628	(6,470)
Total change in accumulated other comprehensive income	(7,098)	628	(6,470)
Balance March 31, 2021	$(6,113)	$(3,186)	$(9,299)

Balance January 1, 2020	$(1,275)	$(6,066)	$(7,341)
Unrealized gain on securities	3,264	-	3,264
Amounts reclassified from accumulated other comprehensive income to net income (2)	(628)	305	(323)
Net current-period other comprehensive income	2,636	305	2,941
Total change in accumulated other comprehensive income	2,636	305	2,941
Balance March 31, 2020	$1,361	$(5,761)	$(4,400)

Balance January 1, 2020	$(1,275)	$(6,066)	$(7,341)
Unrealized gain on securities	4,320	-	4,320
Amounts reclassified from accumulated other comprehensive income to net income (2)	(2,060)	2,252	192
Net current-period other comprehensive income	2,260	2,252	4,512
Total change in accumulated other comprehensive income	2,260	2,252	4,512
Balance December 31, 2020	$985	$(3,814)	$(2,829)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Income.

Note 10 – Shareholders’ Equity

On August 26, 2020, the Company completed an offering of 2,000,000 shares of 7.00% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $25.00 per share. The Company received net proceeds of $48.3 million from the offering, after deducting offering costs. The Company will pay dividends on the Series A Preferred Stock when and if declared by its board of directors or an authorized committee thereof. If declared, dividends will be due and payable at a rate of 7.00% per annum, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year. During the three month period ended March 31, 2021, $875,000 were declared and paid on preferred stock compared to $923,000 during the three month period ended December 31, 2020.

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

Note 11: Goodwill and Other Intangibles

In connection with the review of our financial condition in light of the COVID-19 pandemic, we evaluated our assets, including goodwill and other intangibles for potential impairment on an interim basis at the end of each quarter during 2020. Goodwill was written off as a result of an interim test completed as of September 30, 2020. This was a complete write-off of all goodwill on the balance sheet.

In July 2016, Republic acquired all of the issued and outstanding limited liability company interests of Oak Mortgage Company, LLC (“Oak Mortgage”) and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. The goodwill related to the acquisition of Oak Mortgage is detailed in the table below:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Balance, January 1st	$-	$5,011
Additions/Adjustments	-	-
Amortization	-	-
Balance, March 31st	$-	$5,011

Amortization Period (in years)	N/A	Indefinite

Note 12: Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the three months ended March 31, 2021 and 2020. The following table summarizes the amounts recorded in Republic’s statement of financial condition for derivatives not designated as hedging instruments as of March 31, 2021 and December 31, 2020 (in thousands):

March 31, 2021	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC’s	Other Assets	$846	$40,028
Best efforts forward loan sales commitments	Other Assets	239	23,450
Mandatory forward loan sales commitments	Other Assets	386	24,326

Liability derivatives:

IRLC’s	Other Liabilities	$14	$4,417
Best efforts forward loan sales commitments	Other Liabilities	178	20,995
Mandatory forward loan sales commitments	Other Liabilities	39	3,097

December 31, 2020	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC’s	Other Assets	$1,580	$48,223
Best efforts forward loan sales commitments	Other Assets	2	2,069
Mandatory forward loan sales commitments	Other Assets	-	-

Liability derivatives:

IRLC’s	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	612	46,154
Mandatory forward loan sales commitments	Other Liabilities	800	48,373

The following table summarizes the amounts recorded in Republic’s statement of income for derivative instruments not designated as hedging instruments for the three months ended March 31, 2020 and 2019 (in thousands):

Three Months Ended March 31, 2021	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLCs	Mortgage banking income	$(734)
Best efforts forward loan sales commitments	Mortgage banking income	237
Mandatory forward loan sales commitments	Mortgage banking income	386

Liability derivatives:

IRLCs	Mortgage banking income	$(14)
Best efforts forward loan sales commitments	Mortgage banking income	434
Mandatory forward loan sales commitments	Mortgage banking income	761

Three Months Ended March 31, 2020	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLCs	Mortgage banking income	$166
Best efforts forward loan sales commitments	Mortgage banking income	1,053
Mandatory forward loan sales commitments	Mortgage banking income	269

Liability derivatives:

IRLCs	Mortgage banking income	$(718)
Best efforts forward loan sales commitments	Mortgage banking income	75
Mandatory forward loan sales commitments	Mortgage banking income	54

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

Note 13: Revenue from Contracts with Customers

The following table presents non-interest income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, “Revenue from Contracts with Customers”, for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$3,960	$2,064
Other non-interest income	317	62
Non-interest income (in-scope of Topic 606)	4,277	2,126
Non-interest income (out-of-scope of Topic 606)	5,998	4,419
Total non-interest income	$10,275	$6,545

Note 14: Leases

We have operating lease agreements for certain land, buildings, and equipment. In some instances, a lease may contain renewal options to extend the term of the lease. We do not have any short term leases in the calculation of the right-of-use assets and lease liability obligations. The most significant assumption related to the Company’s lease application of ASC 842 was the discount rate assumption. Since most of the lease agreements do not provide an implicit interest rate, the discount rate used in determining the operating lease liability obligation for each individual lease was the assumed incremental borrowing rate for the Company that corresponded with the remaining lease term.

At March 31, 2021, the Company had forty-two operating lease agreements, which include operating leases for twenty branch locations, seven offices that are used for general office space, and fifteen operating leases for equipment. Two of the real property operating leases did not include one or more options to extend the lease term. Eight of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property. The forty-two operating leases have maturity dates ranging from August 2021 to August 2059 most of which include options for multiple five and ten year extensions which the Company is reasonably certain to exercise. No operating leases include variable lease payments that are based on an index or rate, such as the CPI. The weighted average remaining operating lease term for these leases is 19.2 years as of March 31, 2021. The weighted average operating lease discount rate was 3.34% at March 31, 2021.

At March 31, 2020, the Company had thirty-eight operating lease agreements, which include operating leases for eighteen branch locations, seven offices that are used for general office space, and thirteen operating leases for equipment. Two of the real property operating leases did not include one or more options to extend the lease term. Five of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property. The thirty-eight operating leases have maturity dates ranging from June 2020 to August 2059 most of which include options for multiple five and ten year extensions which the Company is reasonably certain to exercise. No operating leases include variable lease payments that are based on an index or rate, such as the CPI. The weighted average remaining operating lease term for these leases is 19.7 years as of March 31, 2020. The weighted average operating lease discount rate was 3.58% at March 31, 2020.

The following table presents operating lease costs net of sublease income for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(dollars in thousands)
Operating lease cost	$2,137	$1,917
Sublease income	-	-
Total lease cost	$2,137	$1,917

The following table presents a maturity analysis of total operating lease liability obligations and reconciliation of the undiscounted cash flows to total operating lease liability obligations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(dollars in thousands)
Operating lease payments due:
Within one year	$8,153	$6,991
One to three years	15,481	11,541
Three to five years	15,207	10,173
More than five years	83,223	73,691
Total undiscounted cash flows	122,064	102,396
Discount on cash flows	(35,980)	(32,163)
Total operating lease liability obligations	$86,084	$70,233

The following table presents cash and non-cash activities for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,029	$1,734

Non-cash investing and financing activities
Additions to Operating leases – right of use asset
New operating lease liability obligation	$8,114	$2,510

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

We may from time to time make written or oral "forward-looking statements", including statements contained in this quarterly report. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise with changes in: general economic conditions, including turmoil in the financial markets and related efforts of government agencies to stabilize the financial system; the adequacy of our allowance for loan losses and our methodology for determining such allowance; adverse changes in our loan portfolio and credit risk-related losses and expenses; concentrations within our loan portfolio, including our exposure to commercial real estate loans, and to our primary service area; changes in interest rates; our ability to identify, negotiate, secure and develop new store locations and renew, modify, or terminate leases or dispose of properties for existing store locations effectively; business conditions in the financial services industry, including competitive pressure among financial services companies, new service and product offerings by competitors, price pressures and similar items; deposit flows; loan demand; the regulatory environment, including evolving banking industry standards, changes in legislation or regulation; our securities portfolio and the valuation of our securities; accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements; rapidly changing technology; litigation liabilities, including costs, expenses, settlements and judgments; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.  You should carefully review the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2020 and other documents we file from time to time with the Securities and Exchange Commission. The words "would be," "could be," "should be," "probability," "risk," "target," "objective," "may," "will," "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions or variations on such expressions are intended to identify forward-looking statements. All such statements are made in good faith by us pursuant to the "safe harbor" provisions of the U.S. Private Securities Litigation Reform Act of 1995. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of us, except as may be required by applicable law or regulations.

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

As of March 31, 2021, we serve our customers through 31 store locations, in addition to 4 loan offices that specialize in commercial, small business and residential mortgage lending. Our stores are open 7 days a week, 361 days a year, with extended lobby and drive-thru hours providing customers with some of the most convenient hours compared to any bank in the markets which we operate. We offer free checking, free coin counting, and ATM/Debit cards issued on the spot. We also provide access to more than 55,000 surcharge free ATM machines worldwide through the Allpoint network to our customers. Our commitment to deliver best in class customer service not only applies to our store locations, but includes by phone, online and mobile options as well. Our business model is built on customer loyalty and engagement, understanding customer needs and offering the financial products and services to help them achieve their goals and objectives.

Current Economic Environment

The coronavirus (“COVID-19”) outbreak and the public health response to contain it have resulted in unprecedented economic and financial market conditions over the last twelve months. In response to these evolving conditions, the Board of Governors of the Federal Reserve System (“Federal Reserve”) reduced the federal funds target range by 150 basis points to 0.00% to 0.25% in March 2020. It has remained at that level through the period ended March 31, 2021. The Federal Reserve has taken additional steps to bolster the economy by promoting liquidity in certain securities markets and providing funding sources for small and mid-sized businesses, as well as, state and local governments as they work through the cash flow stresses caused by the COVID-19 pandemic.

The economic downturn that began in the U.S. as a result of the government-mandated business closures and stay-at-home orders significantly impacted the labor market, consumer spending, business investment and profitability. As a result, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in March 2020 which is the largest economic stimulus package in the nation’s history in an effort to lessen the impact of COVID-19 on consumers and businesses. Among other measures, the CARES Act authorized funding for the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) to provide loans to small businesses to keep employees on their payroll and to make other eligible payments to sustain their operation in the near term. In December 2020, the Economic Aid Act was signed into law, which extended certain provisions of the CARES Act and provides additional support and financial assistance for small businesses, non-profit organizations, and other entities. These actions, along with other stimulus programs, enacted by federal, state and local government agencies have provided stability as vaccines continue to become more widely available and governmental restrictions are slowly lifted. The U.S. economy is showing signs of recovery following the severe economic contraction experienced during 2020. However, economic activity remains far below pre-pandemic levels and unemployment remains elevated.

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

COVID-19 Response Efforts

Republic is committed to providing the financial resources necessary to support the economic recovery in our market. We took an active role in participating in the first round of the Paycheck Protection Program. We quickly developed a process to accept PPP loan applications not only from our valued small business customers, but from non-customers throughout our community as well. During the first round of the PPP program we processed and obtained SBA approval for nearly 5,000 PPP loan applications resulting in more than $680 million in loans. We are now assisting the recipients of those loans through the application process for forgiveness of the outstanding loan balance with the SBA. In addition, we are processing applications for the second round of the PPP program which was authorized by the Economic Aid Act in December 2020. In the first quarter of 2021 we have originated nearly $240 million in new PPP loans and have received approval from the SBA on more than 2,100 applications in this second round.

Over the last twelve months, we also took a number of steps to mitigate the potential spread of the coronavirus and to assist our customers, employees and other members of the community during this pandemic crisis. During this time, we have:

●

Put procedures and supplies in place at all of our store locations such as plastic shields, public notices, hand sanitizer, etc., in accordance with CDC guidelines. While temporarily closed for a period of time, all of our store lobbies have been re-opened for all transactions including new account openings.

●	Encouraged customers to utilize our online, mobile and telephone banking systems. In addition, we continue to offer more than 55,000 surcharge free ATM machines to all of our customers.

●	Directed our commercial lenders to maintain contact with their customers to discuss the impact of the current economic conditions on their business and to develop a plan for assistance if required.

●	Implemented a work from home policy for all employees whose primary responsibilities can be completed in this manner.

●	Initiated additional preventative measures by providing guidance and proper supplies to all employees to support appropriate hygiene and social distancing.

Loss Mitigation and Loan Portfolio Analysis

We took a proactive approach to analyze and prepare for the potential challenges to be faced as the effects of the COVID-19 pandemic continue to impact our customers. A detailed analysis of loan concentrations and segments that may present the areas of highest risk has been prepared and continues to be closely monitored. Our commercial lending team initiated contact with a majority of our loan customers to discuss the impact that this pandemic crisis has had on their businesses to date and the expected ramifications that could be felt in the future. We have executed loan modifications and initiated payment deferrals for all customers that had an immediate need for assistance.

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019.  In December 2020, the Economic Aid Act was signed into law which amended certain sections of the CARES Act.  This amendment extended the period to suspend the requirements under TDR accounting guidance to the earlier of i) January 1, 2022 or ii) 60 days after the President declares a termination of the national emergency related to the COVID-19 pandemic. As of March 31, 2021, deferrals declined to three customer relationships with outstanding balances of $3 million, or less than 1% of total loans outstanding. At December 31, 2020, twenty-one customers with outstanding balances of $16 million, or less than 1% of total loans outstanding were deferring loan payments. As of March 31, 2021, there were no deferral requests that were for deferment of principal balances only compared to approximately $4 million at December 31, 2020. The remaining deferrals include requests to defer both principal and interest payments. As of March 31, 2021, the three deferrals were second deferrals with outstanding balances of $3 million. At December 31, 2020, deferrals were comprised of the following categories: 90 day deferrals amounted to eight customers with outstanding balances of $3 million and second deferrals amounted to thirteen customers with outstanding balances of $13 million.

As a result of the recent changes in economic conditions, we have increased the qualitative factors for certain components of Republic’s allowance for loan loss calculation. We have also taken into consideration the probable impact that the various stimulus initiatives provided through the CARES Act, along with other government programs, may have to assist borrowers during this period of economic stress. We believe the combination of ongoing communication with our customers, loan to values on underlying collateral, loan payment deferrals, increased focus on risk management practices, and access to government programs such as the PPP should help mitigate potential future period losses. We will continue to closely monitor all key economic indicators and our internal asset quality metrics as the effects of the coronavirus pandemic begin to unfold. Based on the incurred loss methodology currently utilized by Republic, the provision for loan losses and charge-offs may be impacted in future periods, but more time is needed to fully understand the magnitude and severity of the economic downturn and the full impact on our loan portfolio.

CARES Act and Related Recent Legislation

The CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to address the economic effects of the COVID-19 pandemic. Among other things, the CARES Act provides for the following:

•

Paycheck Protection Program (“PPP”). The CARES Act appropriated $349 billion for “paycheck protection loans” through the PPP. The amount appropriated was subsequently increased to $659 billion. Loans under the PPP that meet U.S. Small Business Administration (“SBA”) requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. In conjunction with the PPP, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has created a lending facility for qualified financial institutions. The Paycheck Protection Program Liquidity Facility (“PPPLF”) will extend credit to depository institutions with a term equal to the term of the pledged loans at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility. The Company participated in both the PPP loan program and the PPPLF in 2020 and 2021.

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

The Economic Aid Act.  On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Non-profits and Venues Act (the “Economic Aid Act”) became law.  The Economic Aid Act reauthorized lending by the U.S. Small Business Administration under the Paycheck Protection Program of the CARES Act to eligible first-time borrowers and also to certain borrowers that previously received first draw PPP loans.  The Economic Aid Act allocated an additional $286 billion for PPP loans.  The Act also amended or revised certain PPP requirements, including borrower eligibility criteria, expanded permitted uses of PPP loans, and revised loan forgiveness procedures.  Under the Economic Aid Act, the SBA had authority to make PPP loans until March 31, 2021; that application deadline was extended to May 31, 2021 as a result of passage of the Paycheck Protection Extension Act on March 25, 2021, and the SBA was also provided with an additional 60 days to complete processing of applications received by May 31, 2021. The Economic Aid Act also extended the provisions of the CARES Act described above (i) permitting financial institutions to suspend TDR assessment and reporting requirements under generally accepted accounting principles until the earlier of 60 days after the date that the President terminates the COVID-19 national emergency or January 1, 2022 and (ii) exempting insured depository institutions, bank holding companies, and any of their affiliates from compliance with CECL, until the earlier of the first day of an eligible financial institution’s fiscal year that begins after the COVID-19 national emergency is terminated or January 1, 2022.

Financial Condition

Assets

Total assets increased by $330.2 million, or 7%, to $5.4 billion at March 31, 2021, compared to $5.1 billion at December 31, 2020. In addition to the ongoing success with our expansion strategy, the growth in assets was also driven by our participation in the PPP loan program which resulted in a significant increase in new business relationships and account openings.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount in these three categories increased by $53.6 million to $828.9 million at March 31, 2021, from $775.3 million at December 31, 2020.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which we usually originate with the intention of selling in the future and residential mortgage loans, which we also intend to sell in the future. Total SBA loans held for sale were $552,000 at March 31, 2021 compared to $3.0 million at December 31, 2020. Residential mortgage loans held for sale totaled $28.1 million at March 31, 2021, a decrease of $22.3 million, versus $50.4 million at December 31, 2020. A decrease in the volume of residential mortgage loans originated during the three months ended March 31, 2021 drove the decrease in residential mortgage loans held for sale compared to December 31, 2020. Loans held for sale, as a percentage of our total assets, were less than 1% at March 31, 2021.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $45.0 million at March 31, 2021.

Loans increased $57.4 million, or 2%, to $2.7 billion at March 31, 2021, versus $2.6 billion at December 31, 2020. This growth was primarily the result of the successful execution of our relationship banking model which has driven a steady flow in quality loan demand. We also expect many of the new business relationships that grew from our success with PPP to provide significant opportunities for commercial loan growth in future periods. As of March 31, 2021, we held approximately $649.7 million in PPP loans compared to $636.6 million at December 31, 2020.

Investment Securities

Investment securities available for sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes. Our debt securities consist primarily of U.S. Government agency Small Business Administration (“SBA”) bonds, U.S. Government agency collateralized mortgage obligations (“CMO”), agency mortgage-backed securities (“MBS”), municipal securities, and corporate bonds. Investment securities available for sale totaled $626.6 million at March 31, 2021 as compared to $528.5 million at December 31, 2020. The $98.1 million increase was primarily due to the purchase of securities totaling $134.8 million partially offset by the paydowns, maturities, and calls of securities totaling $26.4 million during the three months ended March 31, 2021. At March 31, 2021, the portfolio had a net unrealized loss of $8.2 million compared to a net unrealized gain of $1.3 million at December 31, 2020. The $9.5 million decrease in the market value of the investment portfolio was driven by an increase in market interest rates which drove a decrease in value of the securities held in our portfolio at March 31, 2021.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (SBIC) and Small Business Administration (SBA) bonds, CMO’s and MBS’s. The fair value of securities held-to-maturity totaled $948.4 million and $837.0 million at March 31, 2021 and December 31, 2020, respectively. The $111.4 million increase was primarily due to the purchase of securities held to maturity totaling $203.0 million partially offset by paydowns, maturities, and calls of securities held in the portfolio totaling $69.3 million during the three month period ended March 31, 2021.

Equity securities consist of investments in the preferred stock of domestic banks. Equity securities are held at fair value. The fair value of equity securities totaled $9.1 million at March 31, 2021 compared to $9.0 million at December 31, 2020.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of March 31, 2021 and December 31, 2020. As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”).

At March 31, 2021 and December 31, 2020, the investment in FHLB of Pittsburgh capital stock totaled $2.6 million. At both March 31, 2021 and December 31, 2020, ACBB capital stock totaled $143,000. Both the FHLB and ACBB issued dividend payments during the first quarter of 2021.

Premises and Equipment

The balance of premises and equipment decreased by $303 thousand to $122.9 million at March 31, 2021 from $123.2 million at December 31, 2020. The decrease was primarily due to depreciation and amortization expense of $2.3 million offset by purchases of premises and equipment totaling $2.0 million during the three months ended March 31, 2021. The total store count was thirty-one at March 31, 2021 and December 31, 2020 with additional sites in various stages of development for future store locations.

Other Real Estate Owned

At both March 31, 2021 and December 31, 2020, the balance of other real estate owned was $1.2 million.

Operating Leases – Right of Use Asset

Under ASC 842, the right-of-use asset is valued as the initial amount of the lease liability obligation adjusted for any initial direct costs, prepaid or accrued rent, and any lease incentives. At March 31, 2021 and December 31, 2020, the balance of operating leases – right-of-use asset was $79.6 million and $72.9 million, respectively.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings, and time deposits, are Republic’s major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships. Total deposits increased by $349.3 million to $4.4 billion at March 31, 2021 from $4.0 billion at December 31, 2020. We constantly focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction. This strategy has also allowed us to build a stable core-deposit base and nearly eliminate our dependence upon the more volatile sources of funding found in brokered and internet certificates of deposit. Our participation in the PPP loan program also continues to result in significant growth in new deposit relationships. Many of those applicants were so pleased with their experience during the PPP process that they chose to move their primary banking relationship to Republic.

Other Borrowings

At March 31, 2021 and December 31, 2020, we borrowed $611.1 million and $633.9 million, respectively, through the Paycheck Protection Program Liquidity Facility (“PPPLF”) provided by the Federal Reserve Bank at a rate of 35 basis points. The borrowings were repaid in full during the first week following each quarter end.

Operating Lease Liability Obligation

Under ASC 842, the operating lease liability obligation is calculated as the present value of the lease payments, using the discount rate specified in the lease, or if that is not available, our incremental borrowing rate. At March 31, 2021 and December 31, 2020, the balance of the operating lease liability obligation was $86.1 million and $77.6 million, respectively.

Shareholders’ Equity

Total shareholders’ equity decreased $29 thousand to $308.4 million at March 31, 2021 compared to $308.1 million at December 31, 2020. The decrease was primarily due to an increase in the accumulated other comprehensive loss of $6.5 million along with the payment of preferred dividends in the amount of $875,000 offset by net income of $7.1 million. The shift in market value of the securities portfolio was primarily driven by an increase in market interest rates which drove a decrease in the market value of the securities held in our portfolio.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

We reported net income available to common shareholders of $6.2 million or $0.09 per diluted share, for the three month period ended March 31, 2021 compared to a net loss of $593,000 or ($0.01) per diluted share, for the three month period ended March 31, 2020. Earnings in 2021 were positively impacted by our participation in the PPP program and our ongoing focus on cost control initiatives while driving revenue growth.

Net interest income was $31.4 million for the three month period ended March 31, 2021 compared to $20.8 million for the three months ended March 31, 2020. Interest income increased $9.1 million, or 34%, primarily due to the growth in interest earning assets year over year. The recognition of $1.5 million in fees related to the PPP loan program during the first quarter of 2021 also drove the increase in interest income. Interest expense decreased $1.5 million, or 24%, primarily due to a decrease in the average yield on deposit balances driven by the lower interest rate environment. The net interest margin increased by 21 basis points to 2.97% during the first quarter of 2021 compared to 2.76% during the first quarter of 2020.

We recorded a provision for loan losses of $3.0 million for the three months ended March 31, 2021 compared to $950,000 for the three months ended March 31, 2020. The provision recorded is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The increase in the provision year over year was a result of an increase in both the allowance required for loans collectively and individually evaluated for impairment. The increase related to the allowance for loans collectively evaluated for impairment was largely associated with assumptions and estimates related to the uncertainty surrounding the economic environment caused by the impact of the COVID-19 pandemic.

Non-interest income increased by $3.7 million to $10.3 million during the three months ended March 31, 2021 compared to $6.5 million during the three months ended March 31, 2020. The increase during the three months ended March 31, 2021 was primarily due to growth in mortgage banking income of $2.1 million driven by the increase in residential mortgage loan originations. Service fees on deposit accounts also increased by $1.9 million as a result of the significant growth in deposit balances and new account relationships. The recognition of revenue associated with the conversion of all ATM and debit cards to the VISA platform also contributed to the growth in service fees on deposit accounts.

Non-interest expenses increased $2.1 million to $29.3 million during the three months ended March 31, 2021 compared to $27.3 million during the three months ended March 31, 2020. The increase in non-interest expenses was a result of growth in salaries and employee benefit costs, in addition to occupancy and equipment expense.  The main cause for the increase in salaries and benefits was related to higher commissions paid to residential mortgage lenders based on production.  The increase in occupancy and equipment expense was driven by the addition of two new store locations during 2020, along with an increase in snow removal costs during the first quarter of 2021. The overall growth in non-interest expense of 8% compared to total growth in revenue of 53% reflects management’s effort to control expense growth while driving higher revenue to improve earnings.

A provision for income taxes of $2.3 million was recorded during the three months ended March 31, 2021, an increase of $2.6 million, compared to a $330,000 benefit for income taxes during the three months ended March 31, 2020.

Return on average assets and average equity from continuing operations was 0.62% and 9.25%, respectively, during the three months ended March 31, 2021 compared to (0.07%) and (0.95%), respectively, for the three months ended March 31, 2020.

Analysis of Net Interest Income

Historically, our earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods average assets, liabilities, and shareholders’ equity, interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and Republic’s net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency, a non-GAAP measure, using a rate of 24% in 2021 and 21% in 2020.

Average Balances and Net Interest Income

	For the three months ended March 31, 2021			For the three months ended March 31, 2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$208,397	$49	0.09%	$81,339	$289	1.43%
Investment securities and restricted stock	1,430,854	6,488	1.81%	1,156,504	6,826	2.36%
Loans receivable	2,676,705	30,019	4.55%	1,808,382	20,319	4.52%
Total interest-earning assets	4,315,956	36,556	3.44%	3,046,225	27,434	3.62%
Other assets	276,967			260,829
Total assets	$4,592,923			$3,307,054

Interest-earning liabilities:
Demand – non-interest bearing	$1,087,052			$644,601
Demand – interest bearing	1,846,968	3,258	0.72%	1,337,646	3,421	1.03%
Money market & savings	1,013,275	1,118	0.45%	752,510	1,783	0.95%
Time deposits	184,831	539	1.18%	226,185	1,221	2.17%
Total deposits	4,132,126	4,915	0.48%	2,960,942	6,425	0.87%
Total interest-bearing deposits	3,045,074	4,915	0.65%	2,316,341	6,425	1.12%
Other borrowings	46,059	73	0.64%	11,952	104	3.50%
Total interest-bearing liabilities	3,091,133	4,988	0.65%	2,328,293	6,529	1.13%
Total deposits and other borrowings	4,178,185	4,988	0.48%	2,972,894	6,529	0.88%
Non-interest bearing other liabilities	104,843			84,211
Shareholders’ equity	309,895			249,949
Total liabilities and shareholders’ equity	$4,592,923			$3,307,054
Net interest income (2)		$31,568			$20,905
Net interest spread			2.79%			2.49%
Net interest margin (2)			2.97%			2.76%

(1)Yields on investments are calculated based on amortized cost.

(2)Net interest income and net interest margin are presented on a tax equivalent basis, a non-GAAP measure. Net interest income has been increased over the financial statement amount by $136 and $151 for the three months ended March 31, 2021 and 2020, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	For the three months ended March 31, 2021 vs. 2020
	Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$30	$(270)	$(240)
Securities	1,244	(1,582)	(338)
Loans	9,807	(107)	9,700
Total interest-earning assets	11,081	(1,959)	9,122

Interest expense:
Deposits
Interest-bearing demand deposits	899	(1,062)	(163)
Money market and savings	269	(934)	(665)
Time deposits	(120)	(562)	(682)
Total deposit interest expense	1,048	(2,558)	(1,510)
Other borrowings	18	(49)	(31)
Total interest expense	1,066	(2,607)	(1,541)
Net interest income	$10,015	$648	$10,663

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the three months ended March 31, 2021, increased $10.7 million, or 51.0%, over the same period in 2020. Interest income on interest-earning assets totaled $36.6 million for the three months ended March 31, 2021, an increase of $9.1 million, compared to $27.4 million for the three months ended March 31, 2020. The increase in interest income earned was primarily the result of an increase in interest-earning assets. Loan growth was driven by continued success with our expansion strategy driving new customer relationships, in addition to our participation in the PPP loan program. Total interest expense for the three months ended March 31, 2021 decreased by $1.5 million, or 24%, over the same period in 2020. Interest expense on deposits decreased by $1.5 million for the three months ended March 31, 2021 versus the same period in 2020 due primarily to a decrease in the average rate on deposit balances. Interest expense on other borrowings decreased by $31,000 for the three months ended March 31, 2021 as compared to March 31, 2020 due primarily to a decrease in the average cost of overnight borrowings. The decline in interest rates was driven by the reduction in the Fed Funds rate during 2020.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 2.79% during the first three months of 2021 compared to 2.49% during the first three months of 2020. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. For the first three months of 2021 and 2020, the fully tax-equivalent net interest margin was 2.97% and 2.76%, respectively. The increase in the net interest margin was a result of an increase in the average balances of loans receivable and investment securities and a decrease in the average yield on deposit balances.

Provision for Loan Losses

We recorded a provision for loan losses in the amount of $3.0 million during the three-month period ended March 31, 2021 and a $950,000 provision during the three-month period ended March 31, 2020. The higher provision required during the first quarter of 2021 was driven by an increase in the allowance required for loans collectively evaluated for impairment, in addition to an increase in the allowance required for loans individually evaluated for impairment.

The change in the allowance required for loans collectively evaluated for impairment was primarily driven by the uncertainty surrounding the economic environment due to the impact of the COVID-19 pandemic. As a result of the changes in economic conditions caused by the pandemic, we have increased the qualitative factors for certain components included in the allowance for loan loss calculation. We have also taken into consideration the probable impact that the various stimulus initiatives provided through the CARES Act and Economic Aid Act, along with other government programs, may have to assist borrowers during this period of economic stress. We believe the combination of ongoing communication with our customers, loan payment deferrals, increased focus on risk management practices, and access to government programs such as the PPP Program should help mitigate potential future period losses. Although the economy has begun to demonstrate signs of recovery, many key economic indicators have not returned to pre-pandemic levels. Based on the incurred loss methodology currently utilized by the Bank, the provision for loan losses and charge-offs may be impacted in future periods, but more time is needed to fully understand the magnitude and severity of the economic downturn and the corresponding impact on our loan portfolio.

The increase in the allowance required for loans individually evaluated for impairment during the first quarter of 2021 was related to an increase in the allowance required for certain loans that had been classified as impaired in prior periods. The market value of the properties held as collateral for these impaired loans have declined based on recent appraisals.

We have elected to defer the adoption of ASU` 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as permitted by the Economic Aid Act approved in December 2020 until January 1, 2022.

Non-interest Income

Total non-interest income for the three months ended March 31, 2021 increased by $3.7 million, or 57%, compared to the same period in 2020. Mortgage banking income totaled $4.6 million during the three months ended March 31, 2021 which represents an increase of $2.1 million compared to the same period in 2020. This increase was driven by significant growth in residential mortgage loan originations year over year. Lower interest rates have lead to a sharp increase in refinancing activity. Loans related to new home purchases have also grown year over year. Service fees on deposit accounts totaled $4.0 million for the three months ended March 31, 2021 compared to $2.1 million during the same period in 2020. This increase was due to the growth in the number of customer accounts and transaction volume. Revenue related to the transition of all ATM and debit cards to the VISA platform also drove the increase in service fees. Loan and servicing fees totaled $633,000 for the three months ended March 31, 2021 compared to $471,000 for the same period in 2020. Gains on the sale of SBA loans totaled $761,000 for the three months ended March 31, 2021, an increase of $112,000 compared to $649,000 for the same period in 2020.

Non-interest Expenses

Non-interest expenses increased $2.1 million, or 8%, to $29.3 million for the first three months of 2021 compared to $27.3 million for the same period in 2020. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits increased by $1.3 million, or 10%, for the first three months of 2021 compared to the same period in 2020. The main cause for the increase in salaries and benefits was related to higher commissions paid to residential mortgage lenders based on production.

Occupancy expense, including depreciation and amortization expense, increased by $774,000 or 15%, for the first three months of 2021 compared to the same period last year as a result of our continuing growth and relocation strategy.

Other real estate expenses totaled $98,000 during the first three months of 2021, a decrease of $184,000, or 65%, compared to the same period in 2020. This decrease was a result of lower costs to carry foreclosed properties in the current period.

All other non-interest expenses increased by $145,000, or 2%, for the first three months of 2021 compared to the same period last year due to increases in expenses related to appraisal and other loan expenses, data processing fees, debit card processing, regulatory assessments and costs, professional fees, and other expenses which were mainly associated with our growth strategy.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net non-interest expenses to average assets, a non-GAAP measure. For the purposes of this calculation, net non-interest expenses equal non-interest expenses less non-interest income. For the three month period ended March 31, 2021, the ratio was 2.59% compared to 2.52% for the three month period ended March 31, 2020. The increase in this ratio was mainly due to our growth and expansion strategy.

Another productivity measure utilized by management is the operating efficiency ratio, a non-GAAP measure. This ratio expresses the relationship of non-interest expenses to net interest income plus non-interest income. The efficiency ratio equaled 70.4% for the first three months of 2021, compared to 99.9% for the first three months of 2020. The decrease for the three months ended March 31, 2021 versus March 31, 2020 was due to net interest income and non-interest income increasing at a faster rate than non-interest expenses.

Provision (Benefit) for Federal Income Taxes

We recorded a provision for income taxes of $2.3 million for the three months ended March 31, 2021, compared to a $330,000 benefit for income taxes for the three months ended March 31, 2020. The effective tax rates for the three-month periods ended March 31, 2021 and 2020 were 24% and (36%), respectively. The effect of permanent deductions increases the effective tax benefit percentage when in a pre-tax loss position.

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

The Company is in a three year cumulative profit position factoring in pre-tax GAAP income and permanent book/tax differences. Growth in interest-earning assets is expected to continue and is supported by the capital raise completed during 2020. The ratio of non-performing assets to total assets along with other credit quality metrics continue to improve. A number of cost control measures have been implemented to offset the challenges faced in growing revenue as a result of compression in the net interest margin. The Company has added thirteen store locations in the past four years and since the inception of the growth and expansion strategy in 2014, almost every new store location has met or exceeded expectations. The success of the expansion strategy, combined with the stabilization of interest rates and continued loan growth are expected to continue to support improvement in profitability going forward. As of December 31, 2020, the Company has no federal NOLs to carry forward which would have potentially been at risk of expiring in the future.

Conversely, the effects of the COVID-19 pandemic to the local and global economy may result in a significant increase in future loan loss provisions and charge-offs. Rising interest rates and a downturn in the economy could significantly decrease the volume of mortgage loan originations.

Based on the guidance provided in ASC 740, we believe that the positive evidence considered at March 31, 2021 and December 31, 2020 outweighed the negative evidence and that it was more likely than not that all of our deferred tax assets would be realized within their life cycle. Therefore a valuation allowance was not required during either period.

The net deferred tax asset balance was $12.1 million as of March 31, 2021 and $12.0 million as of December 31, 2020. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

Preferred Dividends

Dividends of $875,000 were declared and paid on the Company’s outstanding preferred stock during the three months ended March 31, 2021 compared to $923,000 for the three months ended December 31, 2020.

Net Income (Loss) and Net Income (Loss) per Common Share

Net income available to common shareholders for the first three months of 2021 was $6.2 million, an increase of $6.8 million, compared to a net loss of $593,000 recorded for the first three months of 2020. The increase in earnings was driven by dramatic growth in revenue, participation in the PPP program, and the Company’s focus on cost control initiatives limited expense growth. For the three month period ended March 31, 2021, basic and fully-diluted net income per common share was $0.11 and $0.09, respectively, compared to basic and fully-diluted net loss per common share of ($0.01) for the three month period ended March 31, 2020.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) measures our net income in relation to our total average assets. The ROA for the first three months of 2021 and 2020 was 0.62% and (0.07%), respectively. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE for the first three months of 2021 and 2020 was 9.25% and (0.95%), respectively.

Commitments, Contingencies and Concentrations

Financial instruments with contract amounts representing potential credit risk were commitments to extend credit of approximately $423.1 million and $428.9 million, and standby letters of credit of approximately $16.1 million and $16.6 million, at March 31, 2021 and December 31, 2020, respectively. These financial instruments constitute off-balance sheet arrangements. Commitments often expire without being drawn upon. Substantially all of the $423.1 million of commitments to extend credit at March 31, 2021 were committed as variable rate credit facilities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and many require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment, and accounts receivable.

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment, and accounts receivable. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of liability as of March 31, 2021 and December 31, 2020 for guarantees under standby letters of credit issued is not material.

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

Management believes that the Company and Republic met, as of March 31, 2021 and December 31, 2020, all applicable capital adequacy requirements. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed this categorization.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

The following table presents our regulatory capital ratios at March 31, 2021, and December 31, 2020.

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2021:

Total risk-based capital
Republic	$309,027	12.28%	$201,270	8.00%	$264,166	10.50%	$251,587	10.00%
Company	340,149	13.47%	202,022	8.00%	265,154	10.50%	-	-%
Tier 1 risk-based capital
Republic	292,936	11.64%	150,952	6.00%	213,849	8.50%	201,270	8.00%
Company	324,058	12.83%	151,517	6.00%	214,649	8.50%	-	-%
CET 1 risk-based capital
Republic	292,936	11.64%	113,214	4.50%	176,111	7.00%	163,532	6.50%
Company	264,733	10.48%	113,637	4.50%	176,769	7.00%	-	-%
Tier 1 leveraged capital
Republic	288,255	7.38%	158,854	4.00%	158,854	4.00%	198,568	5.00%
Company	308,376	8.14%	159,239	4.00%	159,239	4.00%	-	-%

At December 31, 2020:

Total risk-based capital
Republic	$298,291	12.36%	$193,062	8.00%	$253,394	10.50%	$241,327	10.00%
Company	326,554	13.50%	193,498	8.00%	253,967	10.50%	-	-%
Tier 1 risk-based capital
Republic	285,316	11.82%	144,796	6.00%	205,128	8.50%	193,062	8.00%
Company	313,579	12.96%	145,124	6.00%	205,592	8.50%	-	-%
CET 1 risk-based capital
Republic	285,316	11.82%	108,597	4.50%	168,929	7.00%	156,863	6.50%
Company	254,254	10.51%	108,843	4.50%	169,311	7.00%	-	-%
Tier 1 leveraged capital
Republic	287,114	7.44%	153,414	4.00%	153,414	4.00%	191,767	5.00%
Company	308,113	8.17%	153,621	4.00%	153,621	4.00%	-	-%

Dividend Policy

On August 26, 2020, the Company completed an offering of 2,000,000 shares of 7.00% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $25.00 per share. The Company received net proceeds of $48.3 million from the offering, after deducting offering costs. The Company will pay dividends on the Series A Preferred Stock when and if declared by its board of directors or an authorized committee thereof. If declared, dividends will be due and payable at a rate of 7.00% per annum, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year. During the three month period ended March 31, 2021, $875,000 in dividends were declared and paid on the preferred stock compared to $923,000 during the three month period ended December 31, 2020.

We have not paid any cash dividends on our common stock. We have no plans to pay cash dividends on common stock in 2021. Our ability to pay dividends depends primarily on receipt of dividends from our subsidiary, Republic. Dividend payments from Republic are subject to legal and regulatory limitations. The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $828.9 million at March 31, 2021, compared to $775.3 million at December 31, 2020. Loan maturities and repayments are another source of asset liquidity. At March 31, 2021, Republic estimated that more than $100.0 million of loans would mature or repay in the six-month period ending September 30, 2021. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At March 31, 2021, we had outstanding commitments (including unused lines of credit and letters of credit) of $423.1 million. Certificates of deposit scheduled to mature in one year totaled $151.3 million at March 31, 2021. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds, or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh. Our maximum borrowing capacity with the FHLB was $1.2 billion at March 31, 2021. At March 31, 2021 and December 31, 2020, we had no outstanding term borrowings and no outstanding overnight borrowings with the FHLB. As of March 31, 2021 and December 31, 2020, FHLB had issued letters of credit, on Republic’s behalf, totaling $150.0 million against our available credit line. We also established a contingency line of credit of $10.0 million with ACBB and a Fed Funds line of credit with Zions Bank in the amount of $15.0 million to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit or the Zions Fed Funds line at both March 31, 2021 and December 31, 2020. As part of the CARES Act, the Federal Reserve Bank of Philadelphia offered secured discounted borrowing capacity to banks that originated PPP loans through the Paycheck Protection Program Liquidity Facility or PPPLF program. At March 31, 2021, the Company pledged $611 million of PPP loans to the Federal Reserve Bank of Philadelphia to borrow $611 million of funds at a rate of 0.35%. At December 31, 2020, the Company pledged $634 million of PPP loans to the Federal Reserve Bank of Philadelphia to borrow $634 million of funds at a rate of 0.35%.

Investment Securities Portfolio

At March 31, 2021, we identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of our asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of our asset/liability management. Our investment securities classified as available for sale consist primarily of SBAs, CMOs, MBSs, municipal securities, and corporate bonds. Available for sale securities totaled $626.6 million and $528.5 million as of March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, securities classified as available for sale had a net unrealized loss of $8.2 million and a net unrealized gain of $1.3 million at December 31, 2020.

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $45.0 million at March 31, 2021. Individual customers may have several loans often secured by different collateral.

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

The following table shows information concerning loan delinquency and non‑performing assets as of the dates indicated (dollars in thousands):

	March 31, 2021	December 31, 2020
Loans accruing, but past due 90 days or more	$-	$612
Non-accrual loans	13,190	12,246
Total non-performing loans	13,190	12,858
Other real estate owned	1,188	1,188
Total non-performing assets	$14,378	$14,046

Non-performing loans as a percentage of total loans, net of unearned income	0.49%	0.49%
Non-performing assets as a percentage of total assets	0.27%	0.28%

Non-performing asset balances increased by $332,000 to $14.4 million as of March 31, 2021 from $14.0 million at December 31, 2020. Non-accrual loans increased $944,000 to $13.2 million at March 31, 2021, from $12.2 million at December 31, 2020 due primarily to $1.3 million in transfers offset by payments of $300,000 during the three months ended March 31, 2021. There were no loans accruing, but past due 90 days or more at March 31, 2021 compared to $612,000 at December 31, 2020. At March 31, 2021 and December 31, 2020, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

The following table presents our 30 to 89 days past due loans at March 31, 2021 and December 31, 2020.

(dollars in thousands)	March 31,	December 31,
	2021	2020
30 to 59 days past due	$1,037	$2,321
60 to 89 days past due	48	938
Total loans 30 to 89 days past due	$1,085	$3,259

Loans with payments 30 to 59 days past due decreased to $1.1 million at March 31, 2021. This decrease was driven primarily by a $1.25 million loan that is now current.

Other Real Estate Owned

The balance of other real estate owned was $1.2 million at March 31, 2021 and December 31, 2020. The following table presents a reconciliation of other real estate owned for the three months ended March 31, 2021 and the year ended December 31, 2020:

(dollars in thousands)	March 31, 2021	December 31, 2020
Beginning Balance, January 1st	$1,188	$1,730
Additions	-	233
Valuation adjustments	-	(31)
Dispositions	-	(744)
Ending Balance	$1,188	$1,188

At March 31, 2021, we had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

Allowance for Loan Losses

We have elected to defer the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as permitted by the Economic Aid Act approved in December 2020 until January 1, 2022.

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

An analysis of the allowance for loan losses for the three months ended March 31, 2021 and 2020, and the twelve months ended December 31, 2020 is as follows:

(dollars in thousands)	For the three months ended March 31, 2021	For the twelve months ended December 31, 2020	For the three months ended March 31, 2020

Balance at beginning of period	$12,975	$9,266	$9,266
Charge‑offs:
Commercial real estate	-	-	-
Construction and land development	-	-	-
Commercial and industrial	-	333	-
Owner occupied real estate	-	48	-
Consumer and other	34	107	22
Residential mortgage	-	67	-
Paycheck protection program	-	-	-
Total charge‑offs	34	555	22
Recoveries:
Commercial real estate	-	-	-
Construction and land development	-	3	-
Commercial and industrial	104	48	17
Owner occupied real estate	43	1	-
Consumer and other	3	12	6
Residential mortgage	-	-	-
Paycheck protection program	-	-	-
Total recoveries	150	64	23
Net charge‑offs/(recoveries)	(116)	491	(1)
Provision for loan losses	3,000	4,200	950

Balance at end of period	$16,091	$12,975	$10,217

Average loans outstanding(1)	$2,676,705	$2,359,169	$1,808,382
As a percent of average loans:(1)
Net charge‑offs (annualized)	(0.02)%	0.02%	(0.00)%
Provision for loan losses (annualized)	0.45%	0.18%	0.21%
Allowance for loan losses	0.60%	0.55%	0.56%
Allowance for loan losses to:
Total loans, net of unearned income	0.59%	0.49%	0.54%
Total non‑performing loans	121.99%	100.91%	72.03%

(1) Includes non-accruing loans

We recorded a provision for loan losses in the amount of $3.0 million during the three-month period ended March 31, 2021 and a $950,000 provision during the three-month period ended March 31, 2020. The higher provision required during the first quarter of 2021 was driven by an increase in the allowance required for loans collectively evaluated for impairment, in addition to an increase in the allowance required for loans individually evaluated for impairment.

The change in the allowance required for loans collectively evaluated was primarily driven by the uncertainty surrounding the economic environment due to the impact of the COVID-19 pandemic. As a result of the changes in economic conditions caused by the pandemic, we have increased the qualitative factors for certain components included in the allowance for loan loss calculation. We have also taken into consideration the probable impact that the various stimulus initiatives provided through the CARES Act and Economic Aid Act, along with other government programs, may have to assist borrowers during this period of economic stress. We believe the combination of ongoing communication with our customers, loan payment deferrals, increased focus on risk management practices, and access to government programs such as the PPP Program should help mitigate potential future period losses. Although the economy has begun to demonstrate signs of recovery, many key economic indicators have not returned to pre-pandemic levels. Based on the incurred loss methodology currently utilized by the Bank, the provision for loan losses and charge-offs may be impacted in future periods, but more time is needed to fully understand the magnitude and severity of the economic downturn and the corresponding impact on our loan portfolio.

The increase in the allowance required for loans individually evaluated for impairment during the first quarter of 2021 was related to an increase in the allowance required for certain loans that had been classified as impaired in prior periods. The market value of the properties held as collateral for these impaired loans have declined based on recent appraisals.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 122% at March 31, 2021, compared to 101% at December 31, 2020 and 72% at March 31, 2020. Total non-performing loans were $13.2 million, $12.8 million, and $14.2 million at March 31, 2021, December 31, 2020, and March 31, 2020, respectively. The increase in the coverage ratio at March 31, 2021 compared to both December 31, 2020 and March 31, 2020 was a result of an increase in the allowance for loan losses during the first three months of 2021.

Management makes at least a quarterly determination as to an appropriate provision from earnings to maintain an allowance for loan losses that it determines is adequate to absorb inherent losses in the loan portfolio. The Board of Directors periodically reviews the status of all non-accrual and impaired loans and loans classified by the management team. The Board of Directors also considers specific loans, pools of similar loans, historical charge-off activity, economic conditions, and other relevant factors in reviewing the adequacy of the allowance for loan losses. Any additions deemed necessary to the allowance for loan losses are charged to operating expenses.

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

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category. The amount of non-performing loans for which partial charge-offs have been recorded amounted to $4.4 million at both March 31, 2021 and December 31, 2020.

The following table provides additional analysis of partially charged-off loans.

(dollars in thousands)	March 31, 2021	December 31, 2020
Total nonperforming loans	$13,190	$12,858
Nonperforming and impaired loans with partial charge-offs	4,376	4,398

Ratio of nonperforming loans with partial charge-offs to total loans	0.16%	0.17%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	33.18%	34.20%
Coverage ratio net of nonperforming loans with partial charge-offs	367.71%	295.02%

Our charge-off policy is reviewed on an annual basis and updated as necessary. During the three month period ended March 31, 2021, there were no changes made to this policy.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 11, 2021.

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

ITEM 1A.  RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Exhibit Number	Description	Location

3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-K filed March 10, 2017

3.2	Amended and Restated By-laws of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-Q filed May 11, 2020

10.13	Republic First Bancorp, Inc. 2021 Equity Incentive Plan*	Incorporated by reference to the definitive proxy statement on Schedule 14A filed March 23, 2021

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Republic First Bancorp, Inc.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed herewith

32.1	Section 1350 Certification of Vernon W. Hill, II	Furnished herewith

32.2	Section 1350 Certification of Frank A. Cavallaro	Furnished herewith

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (v) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: May 10, 2021	By:	/s/ Vernon W. Hill, II
Vernon W. Hill, II
Chief Executive Officer (principal executive officer)

Date: May 10, 2021	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)