Form 10-Q
period 2021-06-30
REPUBLIC FIRST BANCORP INC
filed 2021-08-09
CIK 834285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021.

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

YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	58,886,153
Title of Class	Number of Shares Outstanding as of August 6, 2021

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2021 and December 31, 2020

(Dollars in thousands, except per share data)

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Cash and due from banks	$16,371	$29,746
Interest bearing deposits with banks	750,328	745,554
Cash and cash equivalents	766,699	775,300

Investment securities available for sale, at fair value	764,736	528,508
Investment securities held to maturity, at amortized cost (fair value of $1,061,638 and $836,972, respectively)	1,057,842	814,936
Equity securities	9,241	9,039
Restricted stock, at cost	3,510	3,039
Mortgage loans held for sale, at fair value	11,971	50,387
Other loans held for sale	2,437	2,983
Loans receivable (net of allowance for credit losses of $16,110 and $12,975, respectively)	2,505,313	2,632,367
Premises and equipment, net	123,675	123,170
Other real estate owned, net	852	1,188
Accrued interest receivable	14,644	16,120
Operating lease right-of-use asset	78,174	72,946
Other assets	38,344	35,752
Total Assets	$5,377,438	$5,065,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$1,258,162	$1,006,876
Demand – interest bearing	1,945,833	1,776,995
Money market and savings	1,168,516	1,043,519
Time deposits	187,357	186,361
Total Deposits	4,559,868	4,013,751
Other borrowings	387,509	633,866
Accrued interest payable	593	926
Other liabilities	13,013	20,232
Operating lease liability	84,740	77,576
Subordinated debt	11,274	11,271
Total Liabilities	5,056,997	4,757,622

Commitments and contingencies (see note 3)	-	-

Shareholders’ Equity
Preferred stock, par value $0.01 per share; liquidation preference $25.00 per share; 10,000,000 shares authorized; share issued 2,000,000 as of June 30, 2021 and December 31, 2020; shares outstanding 2,000,000 as of June 30, 2021 and December 31, 2020	20	20
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 59,414,998 as of June 30, 2021 and 59,388,623 as of December 31, 2020; shares outstanding 58,886,153 as of June 30, 2021 and 58,859,778 as of December 31, 2020	594	594
Additional paid in capital	323,442	322,321
Retained earnings / accumulated deficit	3,167	(8,085)
Treasury stock at cost (503,408 shares as of June 30, 2021 and December 31, 2020)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of June 30, 2021 and December 31, 2020)	(183)	(183)
Accumulated other comprehensive loss	(2,874)	(2,829)
Total Shareholders’ Equity	320,441	308,113
Total Liabilities and Shareholders’ Equity	$5,377,438	$5,065,735

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2021 and 2020

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
Interest and fees on taxable loans	$28,033	$22,183	$57,500	$41,806
Interest and fees on tax-exempt loans	427	554	863	1,104
Interest and dividends on taxable investment securities	6,752	5,053	13,145	11,854
Interest and dividends on tax-exempt investment securities	78	19	153	39
Interest on federal funds sold and other interest-earning assets	64	50	113	339
Total interest income	35,354	27,859	71,774	55,142
Interest expense:
Demand- interest bearing	3,282	2,856	6,540	6,277
Money market and savings	932	1,431	2,050	3,214
Time deposits	427	1,033	966	2,254
Other borrowings	74	112	147	216
Total interest expense	4,715	5,432	9,703	11,961
Net interest income	30,639	22,427	62,071	43,181
Provision for loan losses	-	1,000	3,000	1,950
Net interest income after provision for loan losses	30,639	21,427	59,071	41,231
Non-interest income:
Loan and servicing fees	660	764	1,293	1,235
Mortgage banking income	2,908	3,389	7,472	5,847
Gain on sales of SBA loans	633	269	1,394	918
Service fees on deposit accounts	3,260	2,328	7,220	4,392
Gain on sale of investment securities	2	1,640	2	2,481
Other non-interest income	217	34	574	96
Total non-interest income	7,680	8,424	17,955	14,969
Non-interest expenses:
Salaries and employee benefits	14,855	13,177	29,576	26,558
Occupancy	3,831	3,312	7,608	6,734
Depreciation and amortization	2,015	2,242	4,309	4,117
Legal	294	253	511	549
Other real estate owned expenses	493	75	591	357
Appraisal and other loan expenses	545	539	1,259	961
Advertising	119	288	290	669
Data processing	1,762	1,567	3,519	3,141
Insurance	299	281	634	557
Professional fees	763	756	1,571	1,390
Debit card processing	798	899	1,784	1,724
Regulatory assessments and costs	881	675	1,607	1,305
Taxes, other	783	283	1,105	486
Other operating expenses	3,081	2,317	5,502	5,388
Total non-interest expense	30,519	26,664	59,866	53,936
Income before provision for income taxes	7,800	3,187	17,160	2,264
Provision for income taxes	1,866	675	4,158	345
Net income	$5,934	$2,512	$13,002	$1,919
Preferred stock dividends	875	-	1,750	-
Net income available to common shareholders	$5,059	$2,512	$11,252	$1,919
Net income per share:
Basic earnings per common share	$0.09	$0.04	$0.19	$0.03
Diluted earnings per common share	$0.08	$0.04	$0.17	$0.03

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2021 and 2020

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$5,934	$2,512	$13,002	$1,919

Other comprehensive income, net of tax
Unrealized gains (losses) on securities (pre-tax $7,949, $1,089, ($1,559), and $5,463, respectively)	5,937	813	(1,161)	4,077
Reclassification adjustment for securities gains (pre-tax ($2), ($1,640), ($2), and ($2,481), respectively)	(1)	(1,224)	(1)	(1,852)
Net unrealized gains (losses) on securities	5,936	(411)	(1,162)	2,225
Amortization of net unrealized holding losses to income during the period (pre-tax $660, $646, $1,498, and $1,055 respectively)	489	482	1,117	787

Total other comprehensive income (loss)	6,425	71	(45)	3,012

Total comprehensive income	$12,359	$2,583	$12,957	$4,931

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$13,002	$1,919
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,000	1,950
Writedown of other real estate owned	350	-
Depreciation and amortization	4,309	4,117
Stock based compensation	1,029	1,056
Gain on sale of investment securities	(2)	(2,481)
Fair value adjustment on equity securities	(202)	-
Amortization of premiums on investment securities	4,291	3,610
Accretion of discounts on retained SBA loans	(455)	(429)
Fair value adjustments on SBA servicing assets	298	158
Proceeds from sales of SBA loans originated for sale	13,350	15,179
SBA loans originated for sale	(11,428)	(12,639)
Gains on sales of SBA loans originated for sale	(1,376)	(918)
Proceeds from sales of mortgage loans originated for sale	276,657	148,131
Mortgage loans originated for sale	(232,663)	(158,637)
Fair value adjustment for mortgage loans originated for sale	1,824	(589)
Gains on mortgage loans originated for sale	(7,661)	(3,822)
Amortization of debt issuance costs	3	3
Non-cash expense related to leases	204	255
Increase in accrued interest receivable and other assets	(443)	(6,190)
Net (decrease) increase in accrued interest payable and other liabilities	(6,519)	3,117
Net cash provided by (used in) operating activities	57,568	(6,210)

Cash flows from investing activities
Purchase of investment securities available for sale	(308,819)	(16,906)
Purchase of investment securities held to maturity	(378,895)	-
Proceeds from the sale of securities available for sale	-	92,804
Proceeds from the paydown, maturity, or call of securities available for sale	68,905	84,036
Proceeds from the paydown, maturity, or call of securities held to maturity	135,327	88,476
Net purchase of restricted stock	(471)	(1,043)
Net decrease (increase) in loans	124,341	(793,800)
Net proceeds from sale of other real estate owned	155	586
Premises and equipment expenditures	(4,814)	(8,310)
Net cash used in investing activities	(364,271)	(554,157)

Cash flows from financing activities
Proceeds from exercise of stock options	92	23
Increase in demand, money market and savings deposits	545,121	657,924
Net increase (decrease) in time deposits	996	(13,133)
Net (repayment) increase in other borrowings	(246,357)	438,478
Preferred stock dividends paid	(1,750)	-
Net cash provided by financing activities	298,102	1,083,292

Net (decrease) increase in cash and cash equivalents	(8,601)	522,925
Cash and cash equivalents, beginning of year	775,300	168,319
Cash and cash equivalents, end of period	$766,699	$691,244

Supplemental disclosures
Interest paid	$9,370	$11,734
Income taxes paid	$6,905	$-
Addition to other real estate owned	$168	$-

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Six Months Ended June 30, 2021 and 2020

(Dollars in thousands)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings / Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance April 1, 2021	$20	$594	$322,861	$(1,892)	$(3,725)	$(183)	$(9,299)	$308,376
Net income				5,934				5,934
Preferred stock dividends paid (1)				(875)				(875)
Other comprehensive income, net of tax							6,425	6,425
Stock based compensation			532					532
Options exercised (12,875 shares)			49					49

Balance June 30, 2021	$20	$594	$323,442	$3,167	$(3,725)	$(183)	$(2,874)	$320,441

Balance January 1, 2021	$20	$594	$322,321	$(8,085)	$(3,725)	$(183)	$(2,829)	$308,113
Net income				13,002				13,002
Preferred stock dividends paid (2)				(1,750)				(1,750)
Other comprehensive loss, net of tax							(45)	(45)
Stock based compensation			1,029					1,029
Options exercised (26,375 shares)			92					92

Balance June 30, 2021	$20	$594	$323,442	$3,167	$(3,725)	$(183)	$(2,874)	$320,441

Balance April 1, 2020	$-	$594	$272,639	$(12,809)	$(3,725)	$(183)	$(4,400)	$252,116

Net income				2,512				2,512
Other comprehensive income, net of tax							71	71
Stock based compensation			479					479

Balance June 30, 2020	$-	$594	$273,118	$(10,297)	$(3,725)	$(183)	$(4,329)	$255,178

Balance January 1, 2020	$-	$594	$272,039	$(12,216)	$(3,725)	$(183)	$(7,341)	$249,168
Net income				1,919				1,919
Other comprehensive income, net of tax							3,012	3,012
Stock based compensation			1,056					1,056
Options exercised (8,000 shares)			23					23

Balance June 30, 2020	$-	$594	$273,118	$(10,297)	$(3,725)	$(183)	$(4,329)	$255,178

(1)	Dividends per share of $0.44 were declared and paid on preferred stock for the three months ended June 30, 2021
(2)	Dividends per share of $0.88 were declared and paid on preferred stock for the six months ended June 30, 2021

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation

Republic First Bancorp, Inc. (the “Company”) is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. It is comprised of one wholly-owned subsidiary, Republic First Bank, which does business under the name of Republic Bank (“Republic”). Republic is a Pennsylvania state chartered bank that offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia, Southern New Jersey, and New York City markets through its offices and store locations in Philadelphia, Montgomery, Delaware, Bucks, Camden, Burlington, Atlantic, Gloucester, and New York Counties. In 2016, Republic acquired all of the issued and outstanding limited liability company interests of Oak Mortgage Company, LLC (“Oak Mortgage”) and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. Oak Mortgage is headquartered in Marlton, NJ and is licensed to do business in Pennsylvania, Delaware, New Jersey, Florida, and New York. In 2018, Oak Mortgage was merged into Republic and restructured as a division of Republic. The Oak Mortgage name is still utilized for marketing and branding purposes. The Company also has two unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of two separate issuances of trust preferred securities.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

The coronavirus (“COVID-19”) outbreak and the public health response to contain it have resulted in unprecedented economic and financial market conditions. In response to these conditions, the Board of Governors of the Federal Reserve System (“Federal Reserve”) reduced the federal funds target range by 150 basis points to 0.00% to 0.25% in March 2020. The Federal Reserve has taken additional steps to bolster the economy by promoting liquidity in certain securities markets and providing funding sources for small and mid-sized businesses, as well as, state and local governments as they work through the cash flow stresses caused by the COVID-19 pandemic.

The economic downturn that began in the U.S. as a result of the government-mandated business closures and stay-at-home orders significantly impacted the labor market, consumer spending, business investment and profitability. As a result, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was the largest economic stimulus package in the nation’s history in an effort to lessen the impact of COVID-19 on consumers and businesses. Among other measures, the CARES Act authorized funding for the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) to provide loans to small businesses to keep employees on their payroll and to make other eligible payments to sustain their operation in the near term. In December 2020, the Economic Aid Act was signed into law, which extended certain provisions of the CARES Act and provides additional support and financial assistance for small businesses, non-profit organizations and other entities.

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

In estimating OTTI of investment securities, securities are evaluated on at least a quarterly basis and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, the intent to hold the security and the likelihood of the Company not being required to sell the security prior to an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the portion of the decline related to credit impairment is charged to earnings.

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

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“the 2005 Plan”), under which the Company granted options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995 and was amended and approved at the Company’s 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of June 30, 2021, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company’s stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014 the Company’s shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. Compensation cost for all option awards is calculated and recognized over the vesting period of the option awards. If the service conditions are not met, the Company reverses previously recorded compensation expense upon forfeiture. The Company’s accounting policy election is to recognize forfeitures as they occur. At June 30, 2021, the maximum number of common shares issuable under the 2014 Plan was 6.4 million shares. During the six months ended June 30, 2021, 530,013 stock units were granted under the 2014 Plan with a fair value of $1.74 million.

On April 27, 2021 the Company’s shareholders approved the 2021 Equity Incentive Plan of Republic First Bancorp, Inc. (the “2021 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2021 Plan, the maximum number of shares which may be issued or awarded is 7.5 million shares of common stock. As of June 30, 2021, no shares have been granted under the 2021 Plan.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.

During the six months ended June 30, 2021 and 2020, 634,635 shares and 907,790 shares vested, respectively.  Expense is recognized ratably over the period required to vest.  At June 30, 2021, the intrinsic value of the 5,613,724 options outstanding was $2.1 million, while the intrinsic value of the 3,833,260 exercisable (vested) options was $1.0 million. At June 30, 2020, the intrinsic value of the 5,997,450 options outstanding was $102,000, while the intrinsic value of the 3,403,375 exercisable (vested) options was $102,000. During the six months ended June 30, 2021, 26,375 options were exercised resulting in cash receipts of $92,000 and 259,326 options were forfeited with a weighted average grant date fair value of $487,533. During the six months ended June 30, 2020, 8,000 options were exercised resulting in cash receipts of $23,000 and 179,625 options were forfeited with a weighted average grant date fair value of $340,931.

Information regarding stock based compensation for the six months ended June 30, 2021 and 2020 is set forth below:

	2021	2020
Stock based compensation expense recognized	$785,724	$1,056,000
Number of unvested stock options	1,780,464	2,594,075
Fair value of unvested stock options	$2,986,049	$4,900,923
Amount remaining to be recognized as expense	$2,353,785	$3,578,456

The remaining unrecognized expense amount of $2,353,785 will be recognized ratably as expense through May 2024.

The Company granted stock units under the 2014 Plan during the six month period ended June 30, 2021. The compensation expense for the stock units is recognized based on the market price of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures.

The following table details the Stock Units for the three months ended June 30, 2021:

	Number of Units	Weighted Average Grant Date Fair Value
Beginning balance	520,350	$3.34
Granted	9,663	3.82
Vested	0	-
Forfeited	(5,150)	3.34
Ending balance	524,863	$3.35

Information regarding stock unit compensation for the six months ended June 30, 2021 and 2020 is set forth below:

	2021	2020
Stock based compensation expense recognized	$243,835	$-
Number of unvested stock units	524,863	-
Fair value of unvested stock units	$1,757,692	$-
Amount remaining to be recognized as expense	$1,513,857	$-

The remaining unrecognized expense amount of $1,513,857 will be recognized ratably as expense through May 2025.

Earnings per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plans and common shares issuable through the conversion of the Company's preferred stock for the six months ended June 30, 2021 and June 30, 2020.

The calculation of EPS for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income attributable to basic common shareholders	$5,059	$2,512	$11,252	$1,919

Weighted average shares outstanding	58,875	58,851	58,868	58,849

Basic earnings per common share	$0.09	$0.04	$0.19	$0.03

Net income attributable to diluted common shareholders	$5,934	$2,512	$13,002	$1,919

Weighted average shares outstanding (including dilutive CSEs)	76,167	58,883	75,984	58,911

Diluted earnings per common share	$0.08	$0.04	$0.17	$0.03

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods. These securities were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive for the periods presented.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Anti-dilutive securities

Share based compensation awards	5,514	5,965	5,689	5,936

Convertible preferred stock	-	-	-	-

Total anti-dilutive securities	5,514	5,965	5,689	5,936

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

Note 5: Investment Securities

A summary of the amortized cost and market value of securities available for sale, securities held to maturity, and equity securities at June 30, 2021 and December 31, 2020 is as follows:

	At June 30, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government agencies	$29,341	$477	$(953)	$28,865
Collateralized mortgage obligations	302,361	2,910	(1,930)	303,341
Agency mortgage-backed securities	274,845	818	(2,624)	273,039
Municipal securities	7,926	420	-	8,346
Corporate bonds	150,502	1,426	(783)	151,145
Investment securities available for sale	$764,975	$6,051	$(6,290)	$764,736

Held to maturity
U.S. Government agencies	$75,102	$3,030	$-	$78,132
Collateralized mortgage obligations	405,773	8,447	(6,275)	407,945
Agency mortgage-backed securities	576,967	3,589	(4,995)	575,561
Investment securities held to maturity	$1,057,842	$15,066	$(11,270)	$1,061,638

Equity securities (1)				$9,241
(1)	Equity securities consist of investments in non-cumulative preferred stock.

	At December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government agencies	$32,312	$-	$(426)	$31,886
Collateralized mortgage obligations	218,232	3,584	(270)	221,546
Agency mortgage-backed securities	149,325	1,204	(1)	150,528
Municipal securities	8,201	24	-	8,225
Corporate bonds	119,118	595	(3,390)	116,323
Investment securities available for sale	$527,188	$5,407	$(4,087)	$528,508

Held to maturity
U.S. Government agencies	$82,093	$4,185	$-	$86,278
Collateralized mortgage obligations	363,363	12,687	(231)	375,819
Agency mortgage-backed securities	369,480	5,640	(245)	374,875
Investment securities held to maturity	$814,936	$22,512	$(476)	$836,972

Equity securities (1)				$9,039
(1)	Equity securities consist of investments in non-cumulative preferred stock.

The following table presents investment securities by stated maturity at June 30, 2021. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay with or without prepayment penalties and, therefore, these securities are classified separately with no specific maturity date.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$13,702	$13,689	$407	$409
After 1 year to 5 years	80,532	81,480	67,361	70,054
After 5 years to 10 years	52,386	52,913	7,334	7,669
After 10 years	41,149	40,274	-	-
Collateralized mortgage obligations	302,361	303,341	405,773	407,945
Agency mortgage-backed securities	274,845	273,039	576,967	575,561
Total	$764,975	$764,736	$1,057,842	$1,061,638

The Company’s investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities. Equity securities consist of investments in non-cumulative preferred stock. There were no private label mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) held in the investment securities portfolio as of June 30, 2021 and December 31, 2020. There were also no MBS or CMO securities that were rated “Alt-A” or “sub-prime” as of those dates.

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

The Company regularly evaluates investment securities that are in an unrealized loss position in order to determine if the decline in fair value is other than temporary. Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, the current interest rate environment and the rating of each security. An OTTI loss must be recognized for a debt security in an unrealized loss position if the Company intends to sell the security or it is more likely than not that it will be required to sell the security prior to recovery of the amortized cost basis. The amount of OTTI loss recognized is equal to the difference between the fair value and the amortized cost basis of the security that is attributed to credit deterioration. Accounting standards require the evaluation of the expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, that amount must be recognized against income in the current period. The portion of the unrealized loss related to other factors, such as liquidity conditions in the market or the current interest rate environment, is recorded in accumulated other comprehensive income (loss) for investment securities classified available for sale. There were no impairment charges (credit losses) recorded at June 30, 2021 and December 31, 2020.

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2021 and December 31, 2020:

	At June 30, 2021
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$37,672	$477	$28,866	$476	$66,538	$953
Collateralized mortgage obligations	132,556	1,930	-	-	132,556	1,930
Agency mortgage-backed securities	181,253	2,624	-	-	181,253	2,624
Municipal securities	-	-	-	-	-	-
Corporate bonds	13,069	84	32,301	699	45,370	783
Investment Securities Available for Sale	$364,550	$5,115	$61,167	$1,175	$425,717	$6,290

	At June 30, 2021
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations	206,750	6,271	999	4	207,749	6,275
Agency mortgage-backed securities	378,258	4,995	-	-	378,258	4,995
Investment Securities Held to Maturity	$585,008	$11,266	$999	$4	$586,007	$11,270

	At December 31, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$-	$-	$31,886	$426	$31,886	$426
Collateralized mortgage obligations	99,497	270	-	-	99,497	270
Agency mortgage-backed securities	20,934	1	-	-	20,934	1
Municipal securities	-	-	-	-	-	-
Corporate bonds	4,559	39	54,649	3,351	59,208	3,390
Investment Securities Available for Sale	$124,990	$310	$86,535	$3,777	$211,525	$4,087

	At December 31, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations	62,603	231	-	-	62,603	231
Agency mortgage-backed securities	54,537	245	-	-	54,537	245
Investment Securities Held to Maturity	$117,140	$476	$-	$-	$117,140	$476

Unrealized losses on securities in the investment portfolio amounted to $17.6 million with a total fair value of $1.0 billion as of June 30, 2021 compared to unrealized losses of $4.6 million with a total fair value of $328.7 million as of December 31, 2020. The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

The Company held six U.S. Government agency securities, twenty collateralized mortgage obligations and twenty-six agency mortgage-backed securities that were in an unrealized loss position at June 30, 2021. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of June 30, 2021.

All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At June 30, 2021, the investment portfolio included no municipal securities that were in an unrealized loss position.

At June 30, 2021, the investment portfolio included seven corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration. Four of the corporate bonds are with three of the largest U.S. financial institutions. The financial institutions for all seven corporate bonds are well capitalized.

There were no proceeds from the sale of securities during the three or six months ended June 30, 2021. Proceeds associated with the sale of securities available for sale during the three months ended June 30, 2020 were $65.9 million. The tax provision applicable to the net gains of $1.6 million for the three months ended June 30, 2020 amounted to $416,000. Proceeds associated with the sale of securities available for sale during the six months ended June 30, 2020 were $92.8 million. The tax provision applicable to the net gains of $2.5 million for the six months ended June 30, 2020 amounted to $629,000.

Note 6: Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major category as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	June 30, 2021	December 31, 2020

Commercial real estate	$736,293	$705,748
Construction and land development	160,945	142,821
Commercial and industrial	212,003	200,188
Owner occupied real estate	478,548	475,206
Consumer and other	94,119	102,368
Residential mortgage	459,712	395,174
Paycheck protection program	394,224	636,637
Total loans receivable	2,535,844	2,658,142
Deferred fees (net)	(14,421)	(12,800)
Allowance for loan losses	(16,110)	(12,975)
Net loans receivable	$2,505,313	$2,632,367

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

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three months ended June 30, 2021 and 2020:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

Three months ended June 30, 2021
Allowance for loan losses:
Beginning balance:	$5,640	$1,081	$1,736	$2,429	$745	$3,956	$-	$504	$16,091
Charge-offs	-	-	(61)	-	(12)	-	-	-	(73)
Recoveries	-	-	43	-	49	-	-	-	92
Provisions (credits)	279	52	(215)	11	(65)	314	-	(376)	-
Ending balance	$5,919	$1,133	$1,503	$2,440	$717	$4,270	$-	$128	$16,110

Three months ended June 30, 2020
Allowance for loan losses:
Beginning balance:	$3,402	$834	$1,442	$1,859	$634	$1,912	$-	$134	$10,217
Charge-offs	-	-	(51)	(48)	(43)	(50)	-	-	(192)
Recoveries	-	2	10	1	2	-	-	-	15
Provisions (credits)	330	116	30	183	82	393	-	(134)	1,000
Ending balance	$3,732	$952	$1,431	$1,995	$675	$2,255	$-	$-	$11,040

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the six months ended June 30, 2021 and 2020:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

Six months ended June 30, 2021
Allowance for loan losses:

Beginning balance:	$4,394	$948	$1,367	$2,374	$723	$3,025	$-	$144	$12,975
Charge-offs	-	-	(60)	-	(47)	-	-	-	(107)
Recoveries	-	-	150	40	52	-	-	-	242
Provisions (credits)	1,525	185	46	26	(11)	1,245	-	(16)	3,000
Ending balance	$5,919	$1,133	$1,503	$2,440	$717	$4,270	$-	$128	$16,110

Six months ended June 30, 2020
Allowance for loan losses:

Beginning balance:	$3,043	$688	$931	$2,292	$590	$1,705	$-	$17	$9,266
Charge-offs	-	-	(51)	(48)	(65)	(50)	-	-	(214)
Recoveries	-	2	27	1	8	-	-	-	38
Provisions (credits)	689	262	524	(250)	142	600	-	(17)	1,950
Ending balance	$3,732	$952	$1,431	$1,995	$675	$2,255	$-	$-	$11,040

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

June 30, 2021

Allowance for loan losses:
Individually evaluated for impairment	$1,071	$-	$53	$230	$-	$-	$-	$-	$1,354
Collectively evaluated for impairment	4,848	1,133	1,450	2,210	717	4,270	-	128	14,756
Total allowance for loan losses	$5,919	$1,133	$1,503	$2,440	$717	$4,270	$-	$128	$16,110

Loans receivable:
Loans evaluated individually	$4,335	-	$2,560	$4,066	$1,224	$749	$-	$-	$12,934
Loans evaluated collectively	731,958	160,945	209,443	474,482	92,895	458,963	394,224	-	2,522,910
Total loans receivable	$736,293	$160,945	$212,003	$478,548	$94,119	$459,712	$394,224	$-	$2,535,844

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

December 31, 2020

Allowance for loan losses:
Individually evaluated for impairment	$418	$-	$51	$122	$-	$-	$-	$-	$591
Collectively evaluated for impairment	3,976	948	1,316	2,252	723	3,025	-	144	12,384
Total allowance for loan losses	$4,394	$948	$1,367	$2,374	$723	$3,025	$-	$144	$12,975

Loans receivable:
Loans evaluated individually	$9,048	-	$2,963	$3,955	$1,302	$701	$-	$-	$17,969
Loans evaluated collectively	696,700	142,821	197,225	471,251	101,066	394,473	636,637	-	2,640,173
Total loans receivable	$705,748	$142,821	$200,188	$475,206	$102,368	$395,174	$636,637	$-	$2,658,142

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans, but also include internally classified accruing loans. The following table summarizes information with regard to impaired loans by loan portfolio class as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$321	$323	$-	$5,033	$5,040	$-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,297	2,297	-	2,608	2,794	-
Owner occupied real estate	3,003	3,152	-	3,198	3,407	-
Consumer and other	1,224	1,476	-	1,302	1,556	-
Residential mortgage	749	816	-	701	768	-
Paycheck protection program	-	-	-	-	-	-
Total	$7,594	$8,064	$-	$12,842	$13,565	$-

With an allowance recorded:
Commercial real estate	$4,014	$4,535	$1,071	$4,015	$4,536	$418
Construction and land development	-	-	-	-	-	-
Commercial and industrial	263	402	53	355	371	51
Owner occupied real estate	1,063	1,082	230	757	775	122
Consumer and other	-	-	-	-	-	-
Residential mortgage	-	-	-	-	-	-
Paycheck protection program	-	-	-	-	-	-
Total	$5,340	$6,019	$1,354	$5,127	$5,682	$591

Total:
Commercial real estate	$4,335	$4,858	$1,071	$9,048	$9,576	$418
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,560	2,699	53	2,963	3,165	51
Owner occupied real estate	4,066	4,234	230	3,955	4,182	122
Consumer and other	1,224	1,476	-	1,302	1,556	-
Residential mortgage	749	816	-	701	768	-
Paycheck protection program	-	-	-	-	-	-
Total	$12,934	$14,083	$1,354	$17,969	$19,247	$591

The following table presents additional information regarding the Company’s impaired loans for `the three months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,
	2021		2020
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$322	$-	$6,546	$68
Construction and land development	-	-	-	-
Commercial and industrial	2,297	-	2,479	-
Owner occupied real estate	3,009	8	2,982	6
Consumer and other	1,239	5	1,149	5
Residential mortgage	725	-	812	1
Paycheck protection program	-	-	-	-
Total	$7,592	$13	$13,968	$80

With an allowance recorded:
Commercial real estate	$4,015	$-	$4,147	$-
Construction and land development	-	-	-	-
Commercial and industrial	263	-	614	-
Owner occupied real estate	1,065	-	1,191	10
Consumer and other	-	-	-	-
Residential mortgage	-	-	20	1
Paycheck protection program	-	-	-	-
Total	$5,343	$-	$5,972	$11

Total:
Commercial real estate	$4,337	$-	$10,693	$68
Construction and land development	-	-	-	-
Commercial and industrial	2,560	-	3,093	-
Owner occupied real estate	4,074	8	4,173	16
Consumer and other	1,239	5	1,149	5
Residential mortgage	725	-	832	2
Paycheck protection program	-	-	-	-
Total	$12,935	$13	$19,940	$91

The following table presents additional information regarding the Company’s impaired loans for the six months ended June 30, 2021 and June 30, 2020:

	Six Months Ended June 30,
	2021		2020
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$494	$2	$6,459	$138
Construction and land development	-	-	-	-
Commercial and industrial	2,298	-	2,603	1
Owner occupied real estate	2,882	31	2,831	8
Consumer and other	1,180	13	1,177	7
Residential mortgage	714	-	790	1
Paycheck protection program	-	-	-	-
Total	$7,568	$46	$13,860	$155

With an allowance recorded:
Commercial real estate	$4,014	$-	$4,146	$-
Construction and land development	-	-	-	-
Commercial and industrial	266	-	520	-
Owner occupied real estate	1,070	-	1,500	16
Consumer and other	-	-	-	-
Residential mortgage	-	-	40	1
Paycheck protection program	-	-	-	-
Total	$5,350	$-	$6,206	$17

Total:
Commercial real estate	$4,508	$2	$10,605	$138
Construction and land development	-	-	-	-
Commercial and industrial	2,564	-	3,123	1
Owner occupied real estate	3,952	31	4,331	24
Consumer and other	1,180	13	1,177	7
Residential mortgage	714	-	830	2
Paycheck protection program	-	-	-	-
Total	$12,918	$46	$20,066	$172

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2021 and December 31, 2020

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At June 30, 2021
Commercial real estate	$56	$-	$4,383	$4,439	$731,854	$736,293	$-
Construction and land development	-	-	-	-	160,945	160,945	-
Commercial and industrial	-	-	2,560	2,560	209,443	212,003	-
Owner occupied real estate	-	2,921	3,186	6,107	472,441	478,548	3
Consumer and other	1	2	1,237	1,240	92,879	94,119	13
Residential mortgage	-	-	1,681	1,681	458,031	459,712	980
Paycheck protection program	-	-	-	-	394,224	394,224	-
Total	$57	$2,923	$13,047	$16,027	$2,519,817	$2,535,844	$996

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2020
Commercial real estate	$-	$97	$4,421	$4,518	$701,230	$705,748	$-
Construction and land development	-	-	-	-	142,821	142,821	-
Commercial and industrial	1,648	-	2,963	4,611	195,577	200,188	-
Owner occupied real estate	581	813	2,859	4,253	470,953	475,206	-
Consumer and other	92	28	1,302	1,422	100,946	102,368	-
Residential mortgage	-	-	1,313	1,313	393,861	395,174	612
Paycheck protection program	-	-	-	-	636,637	636,637	-
Total	$2,321	$938	$12,858	$16,117	$2,642,025	$2,658,142	$612

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At June 30, 2021:
Commercial real estate	$731,910	$-	$4,383	$-	$736,293
Construction and land development	160,945	-	-	-	160,945
Commercial and industrial	209,443	-	2,560	-	212,003
Owner occupied real estate	474,242	240	4,066	-	478,548
Consumer and other	92,895	-	1,224	-	94,119
Residential mortgage	459,011	-	701	-	459,712
Paycheck protection program	394,224	-	-	-	394,224
Total	$2,522,670	$240	$12,934	$-	$2,535,844

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2020:
Commercial real estate	$701,151	$80	$4,517	$-	$705,748
Construction and land development	142,821	-	-	-	142,821
Commercial and industrial	197,225	-	2,963	-	200,188
Owner occupied real estate	470,732	519	3,955	-	475,206
Consumer and other	101,066	-	1,302	-	102,368
Residential mortgage	394,473	-	701	-	395,174
Paycheck protection program	636,637	-	-	-	636,637
Total	$2,644,105	$599	$13,438	$-	$2,658,142

The following table shows non-accrual loans by class as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	June 30, 2021	December 31, 2020

Commercial real estate	$4,383	$4,421
Construction and land development	-	-
Commercial and industrial	2,560	2,963
Owner occupied real estate	3,183	2,859
Consumer and other	1,224	1,302
Residential mortgage	701	701
Paycheck protection program	-	-
Total	$12,051	$12,246

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $166,000 and $355,000 for the three and six months ended June 30, 2021, respectively, and $173,000 and $397,000 for the three and six months ended June 30, 2020, respectively.

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

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. In December 2020, the Economic Aid Act was signed into law which amended certain sections of the CARES Act. This amendment extended the period to suspend the requirements under TDR accounting guidance to the earlier of i) January 1, 2022 or ii) 60 days after the President declares a termination of the national emergency related to the COVID-19 pandemic. As of June 30, 2021, deferrals declined to one customer relationship with an outstanding balance of $2.1 million, or less than 0.1% of total loans outstanding. At December 31, 2020, twenty-one customers with outstanding balance of $16 million, were deferring loan payments. As of June 30, 2021, there were no deferral requests that were for deferment of principal balances only compared to approximately $4 million at December 31, 2020. The one remaining deferral request was to defer both principal and interest payments. As of June 30, 2021, the one deferral was a fourth deferral with outstanding balances of $2.1 million. At December 31, 2020, deferrals were comprised of the following categories: 90 day deferrals amounted to eight customers with outstanding balances of $3 million and second deferrals amounted to thirteen customers with outstanding balances of $13 million.

The following table summarizes information with regard to outstanding troubled debt restructurings at June 30, 2021 and December 31, 2020:

(dollars in thousands)	Number of Loans	Accrual Status	Non-Accrual Status	Total TDRs
June 30, 2021
Commercial real estate	-	$-	$-	$-
Construction and land development	-	-	-	-
Commercial and industrial	-	-	-	-
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Paycheck protection program	-	-	-	-
Total	-	$-	$-	$-

December 31, 2020
Commercial real estate	1	$4,530	$-	$4,530
Construction and land development	-	-	-	-
Commercial and industrial	-	-	-	-
Owner occupied real estate	-	-	-	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Paycheck protection program	-	-	-	-
Total	1	$4,530	$-	$4,530

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

There were no loan modifications made during the three and six months ended June 30, 2021 and June 30, 2020 that met the criteria of a TDR.

After a loan is determined to be a TDR, the Company continues to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the three and six months ended June 30, 2021. There were no TDRs that subsequently defaulted during the year ended December 31, 2020. The loan classified as a TDR at December 31, 2020 was repaid in full during the second quarter of 2021.

There was one residential mortgage in the process of foreclosure as of June 30, 2021 and December 31, 2020. There was no other real estate owned relating to residential real estate at June 30, 2021 and December 31, 2020.

Note 7: Other Borrowings

The following is a summary of other borrowings by type.

	June 30, 2021		December 31, 2020
(dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Other borrowings
Paycheck Protection Program
Liquidity Facility borrowings	$387,509	0.35%	$633,866	0.35%

As part of the CARES Act, the Federal Reserve Bank of Philadelphia offered secured discounted borrowings to banks that originated PPP loans through the Paycheck Protection Program Liquidity Facility or PPPLF program. At June 30, 2021, the Company pledged $388 million of PPP loans to the Federal Reserve Bank of Philadelphia to borrow $388 million of funds at a rate of 0.35%. The Company pledged $634 million of PPP loans to the Federal Reserve Bank of Philadelphia to borrow $634 million of funds at a rate of 0.35% at December 31, 2020.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2021 and December 31, 2020 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

June 30, 2021
Assets:

U.S. Government agencies	$28,865	$-	$28,865	$-
Collateralized mortgage obligations	303,341	-	303,341	-
Agency mortgage-backed securities	273,039	-	273,039	-
Municipal securities	8,346	-	8,346	-
Corporate bonds	151,145	-	148,542	2,603
Investment securities available for sale	$764,736		$762,133	$2,603
Equity securities	9,241	9,241	-	-

Mortgage Loans Held for Sale	$11,971	$-	$11,971	$-
SBA Servicing Assets	4,641	-	-	4,641
Interest Rate Lock Commitments	804	-	804	-
Best Efforts Forward Loan Sales Commitments	2	-	2	-
Mandatory Forward Loan Sales Commitments	2	-	2	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	267	-	267	-
Mandatory Forward Loan Sales Commitments	112	-	112	-

December 31, 2020
Assets:

U.S. Government agencies	$31,886	$-	$31,886	$-
Collateralized mortgage obligations	221,546	-	221,546	-
Agency mortgage-backed securities	150,528	-	150,528	-
Municipal securities	8,225	-	8,225	-
Corporate bonds	116,323	-	113,692	2,631
Investment securities available for sale	$528,508		$525,877	$2,631
Equity securities	9,039	9,039	-	-

Mortgage Loans Held for Sale	$50,387	$-	$50,387	$-
SBA Servicing Assets	4,626	-	-	4,626
Interest Rate Lock Commitments	1,580	-	1,580	-
Best Efforts Forward Loan Sales Commitments	2	-	2	-
Mandatory Forward Loan Sales Commitments	-	-	-	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	612	-	612	-
Mandatory Forward Loan Sales Commitments	800	-	800	-

The following tables present an analysis of the activity related to the SBA servicing asset balance for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(dollars in thousands)	2021	2020
Beginning balance, April 1st	$4,617	$4,644
Additions	134	77
Fair value adjustments	(110)	(117)
Ending balance, June 30th	$4,641	$4,604

	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Beginning balance, January 1st	$4,626	$4,447
Additions	313	315
Fair value adjustments	(298)	(158)
Ending balance, June 30th	$4,641	$4,604

Fair value adjustments are recorded as loan and servicing fees on the statement of income. Servicing fee income, not including fair value adjustments, totaled $574,000 and $482,000 for the three months ended June 30, 2021 and 2020, respectively. Servicing fee income, not including fair value adjustments, totaled $1.1 million and $912,000 for the six months ended June 30, 2021 and 2020, respectively. Total loans in the amount of $214.5 million at June 30, 2021 and $208.7 million at December 31, 2020 were serviced for others.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Level 3 Investments Only (dollars in thousands)	Corporate Bonds	Corporate Bonds
Balance, April 1st	$2,620	$2,649
Unrealized gains (losses)	(17)	16
Proceeds from sales	-	-
Realized losses	-	-
Balance, June 30th	$2,603	$2,665

	Six Months Ended June 30,
	2021	2020
Level 3 Investments Only (dollars in thousands)	Corporate Bonds	Corporate Bonds
Balance, January 1st	$2,631	$2,819
Unrealized gains (losses)	(28)	(154)
Proceeds from sales	-	-
Realized losses	-	-
Balance, June 30th	$2,603	$2,665

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2021 and December 31, 2020 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
June 30, 2021
Impaired loans	$4,130	$-	$-	$4,130
Other real estate owned	488	-	-	488

December 31, 2020
Impaired loans	$5,678	$-	$-	$5,678
Other real estate owned	364	-	-	364

The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2021
Corporate bonds	$2,603	Discounted Cash Flows	Discount Rate	(3.38%)

SBA servicing assets	$4,641	Discounted Cash Flows	Conditional Prepayment Rate	(14.14%)
			Discount Rate	(10.00%)

Impaired loans	$4,130	Appraised Value of Collateral (1)	Liquidation expenses (2)	1%	-	20%	(19%)	(3)

Other real estate owned	$488	Appraised Value of Collateral (1)	Liquidation expenses (2)	2%	-	6%	(6%)	(3)

December 31, 2020
Corporate bonds	$2,631	Discounted Cash Flows	Discount Rate	(3.48%)

SBA servicing assets	$4,626	Discounted Cash Flows	Conditional Prepayment Rate	(13.22%)
			Discount Rate	(10.00%)

Impaired loans	$5,678	Appraised Value of Collateral (1)	Liquidation expenses (2)	0%	-	23%	(12%)	(3)

Other real estate owned	$364	Appraised Value of Collateral (1)	Liquidation expenses (2)	7%	-	16%	(13%)	(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2021 and December 31, 2020.

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

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect their economic value. Interest income on loans held for sale, which totaled $281,000 and $194,000 for three and six months ended June 30, 2021, respectively, and $166,000 and $249,000 for the three and six months ended June 30, 2020, respectively, are included in interest and fees in the statements of income.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of June 30, 2021 and December 31, 2020.

	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
June 30, 2021	$11,971	$11,518	$453

December 31, 2020	$50,387	$48,109	$2,278

Changes in the excess carrying amount over aggregate unpaid principal balance are recorded in the statement of operations in mortgage banking income. At June 30, 2021, Republic had three mortgage loans held for sale recorded at fair value that was 90 or more days past due and on non-accrual. Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at December 31, 2020.

Interest Rate Lock Commitments (“IRLC”)

The Company determines the value of IRLC’s by comparing the market price to the price locked in with the customer, adding fees or points to be collected at closing, subtracting commissions to be paid at closing, and subtracting estimated remaining loan origination costs to the bank based on the processing status of the loan, The Company also considers pull-through as it determines the fair value of IRLC’s. Factors that affect pull-through rates include the origination channel, current mortgage interest rates in the market versus the interest rate incorporated in the IRLC, the purpose of the mortgage (purchase versus financing), the stage of completion of the underlying application and underwriting process, and the time remaining until the IRLC expires. IRLCs are classified within Level 2 of the valuation hierarchy.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value. Fair value is determined through valuations periodically performed by third-party appraisers, and the real estate is carried at the lower of its carrying amount or fair value less estimated costs to sell. Any declines in the fair value of the real estate properties below the initial cost basis are recorded through a valuation expense. At June 30, 2021 and December 31, 2020, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market. At June 30, 2021 and December 31, 2020, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	June 30, 2021	December 31, 2020

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$4,641	$4,626

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	1%	2%
Adjustable-rate SBA loans	99%	98%
Total	100%	100%

Weighted Average Remaining Term (in years)	20.0	20.0

Prepayment Speed	14.14%	13.22%
Effect on fair value of a 10% increase	$(175)	$(170)
Effect on fair value of a 20% increase	(339)	(329)

Weighted Average Discount Rate	10.00%	10.00%
Effect on fair value of a 10% increase	$(148)	$(152)
Effect on fair value of a 20% increase	(288)	(295)

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

The estimated fair values of the Company’s financial instruments at June 30, 2021 were as follows.

	Fair Value Measurements at June 30, 2021
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$766,699	$766,699	$766,699	$-	$-
Investment securities available for sale	764,736	764,736	-	762,133	2,603
Investment securities held to maturity	1,057,842	1,061,638	-	1,061,638	-
Equity securities	9,241	9,241	9,241	-	-
Restricted stock	3,510	3,510	-	3,510	-
Loans held for sale	14,408	14,408	-	11,971	2,437
Loans receivable, net	2,505,313	2,504,844	-	-	2,504,844
SBA servicing assets	4,641	4,641	-	-	4,641
Accrued interest receivable	14,644	14,644	-	14,644	-
Interest rate lock commitments	804	804	-	804	-
Best efforts forward loan sales commitments	2	2	-	2	-
Mandatory forward loan sales commitments	2	2	-	2	-

Financial liabilities:
Deposits
Demand, savings and money market	$4,372,511	$4,372,511	$-	$4,372,511	$-
Time	187,357	188,006	-	188,006	-
Subordinated debt	11,274	8,506	-	-	8,506
Other borrowings	387,509	387,509	-	387,509	-
Accrued interest payable	593	593	-	593	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	267	267	-	267	-
Mandatory forward loan sales commitments	112	112	-	112	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

The estimated fair values of the Company’s financial instruments at December 31, 2020 were as follows:

	Fair Value Measurements at December 31, 2020
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$775,300	$775,300	$775,300	$-	$-
Investment securities available for sale	528,508	528,508	-	525,877	2,631
Investment securities held to maturity	814,936	836,972	-	836,972	-
Equity securities	9,039	9,039	9,039	-	-
Restricted stock	3,039	3,039	-	3,039	-
Loans held for sale	53,370	53,370	-	50,387	2,983
Loans receivable, net	2,632,367	2,618,104	-	-	2,618,104
SBA servicing assets	4,626	4,626	-	-	4,626
Accrued interest receivable	16,120	16,120	-	16,120	-
Interest rate lock commitments	1,580	1,580	-	1,580	-
Best efforts forward loan sales commitments	2	2	-	2	-
Mandatory forward loan sales commitments	-	-	-	-	-

Financial liabilities:
Deposits
Demand, savings and money market	$3,827,390	$3,827,390	$-	$3,827,390	$-
Time	186,361	187,292	-	187,292	-
Subordinated debt	11,271	8,026	-	-	8,026
Other borrowings	633,866	633,866	-	633,866	-
Accrued interest payable	926	926	-	926	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	612	612	-	612	-
Mandatory forward loan sales commitments	800	800	-	800	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

Note 9: Changes in Accumulated Other Comprehensive Income (Loss) By Component (1)

The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2021 and 2020, and the year ended December 31, 2020.

	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2021	$985	$(3,814)	$(2,829)
Unrealized gain on securities	(1,161)	-	(1,161)
Amounts reclassified from accumulated other comprehensive income to net income (2)	(1)	1,117	1,116
Net current-period other comprehensive income	(1,162)	1,117	(45)
Total change in accumulated other comprehensive income	(1,162)	1,117	(45)
Balance June 30, 2021	$(177)	$(2,697)	$(2,874)

Balance January 1, 2020	$(1,275)	$(6,066)	$(7,341)
Unrealized gain on securities	4,077	-	4,077
Amounts reclassified from accumulated other comprehensive income to net income (2)	(1,852)	787	(1,065)
Net current-period other comprehensive income	2,225	787	3,012
Total change in accumulated other comprehensive income	2,225	787	3,012
Balance June 30, 2020	$950	$(5,279)	$(4,329)

Balance January 1, 2020	$(1,275)	$(6,066)	$(7,341)
Unrealized gain on securities	4,320	-	4,320
Amounts reclassified from accumulated other comprehensive income to net income (2)	(2,060)	2,252	192
Net current-period other comprehensive income	2,260	2,252	4,512
Total change in accumulated other comprehensive income	2,260	2,252	4,512
Balance December 31, 2020	$985	$(3,814)	$(2,829)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Income.

Note 10:  Shareholders’ Equity

On August 26, 2020, the Company completed an offering of 2,000,000 shares of 7.00% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $25.00 per share. The Company received net proceeds of $48.3 million from the offering, after deducting offering costs. The Company will pay dividends on the Series A Preferred Stock when and if declared by its board of directors or an authorized committee thereof. If declared, dividends will be due and payable at a rate of 7.00% per annum, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year. During the three month and six month period ended June 30, 2021, $875,000 and $1.8 million were declared and paid on preferred stock compared to $923,000 during the three month period ended December 31, 2020.

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

In July 2016, Republic acquired all of the issued and outstanding limited liability company interests of Oak Mortgage Company, LLC and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. The goodwill related to the acquisition of Oak Mortgage is detailed in the table below:

	Three Months Ended June 30,
(dollars in thousands)	2021	2020
Balance, April 1st	$-	$5,011
Additions/Adjustments	-	-
Amortization	-	-
Balance, June 30th	$-	$5,011
Amortization Period (in years)	N/A	Indefinite

	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Balance, January 1st	$-	$5,011
Additions/Adjustments	-	-
Amortization	-	-
Balance, June 30th	$-	$5,011
Amortization Period (in years)	N/A	Indefinite

Note 12: Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the six months ended June 30, 2021 and the six months ended June 30, 2020. The following table summarizes the amounts recorded in Republic’s statement of financial condition for derivatives not designated as hedging instruments as of June 30, 2021 and December 31, 2020 (in thousands):

June 30, 2021	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC’s	Other Assets	$804	$28,327
Best efforts forward loan sales commitments	Other Assets	2	1,086
Mandatory forward loan sales commitments	Other Assets	2	499

Liability derivatives:

IRLC’s	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	267	27,241
Mandatory forward loan sales commitments	Other Liabilities	112	11,378

December 31, 2020	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC’s	Other Assets	$1,580	$48,223
Best efforts forward loan sales commitments	Other Assets	2	2,069
Mandatory forward loan sales commitments	Other Assets	-	-

Liability derivatives:

IRLC’s	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	612	46,154
Mandatory forward loan sales commitments	Other Liabilities	800	48,373

The following tables summarize the amounts recorded in Republic’s statement of income for derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Income Statement Presentation	Three Months Ended June 30, 2021 Gain/(Loss)	Six Months Ended June 30, 2021 Gain/(Loss)

Asset derivatives:

IRLCs	Mortgage banking income	$(42)	$(776)
Best efforts forward loan sales commitments	Mortgage banking income	(237)	-
Mandatory forward loan sales commitments	Mortgage banking income	(384)	2

Liability derivatives:

IRLCs	Mortgage banking income	$14	$-
Best efforts forward loan sales commitments	Mortgage banking income	(89)	345
Mandatory forward loan sales commitments	Mortgage banking income	(73)	688

	Income Statement Presentation	Three Months Ended June 30, 2020 Gain/(Loss)	Six Months Ended June 30, 2020 Gain/(Loss)

Asset derivatives:

IRLCs	Mortgage banking income	$1,114	$1,280
Best efforts forward loan sales commitments	Mortgage banking income	(1,049)	4
Mandatory forward loan sales commitments	Mortgage banking income	(271)	(2)

Liability derivatives:

IRLCs	Mortgage banking income	$718	$-
Best efforts forward loan sales commitments	Mortgage banking income	(596)	(521)
Mandatory forward loan sales commitments	Mortgage banking income	(297)	(243)

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

Note 13: Revenue Recognition

The following table presents non-interest income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, “Revenue from Contracts with Customers”, for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
(dollars in thousands)	2021	2020
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$3,260	$2,328
Other non-interest income	217	34
Non-interest income (in-scope of Topic 606)	3,477	2,362
Non-interest income (out-of-scope of Topic 606)	4,203	6,062
Total non-interest income	$7,680	$8,424

	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$7,220	$4,392
Other non-interest income	574	96
Non-interest income (in-scope of Topic 606)	7,794	4,488
Non-interest income (out-of-scope of Topic 606)	10,161	10,481
Total non-interest income	$17,955	$14,969

Note 14: Leases

We have operating lease agreements for certain land, buildings, and equipment. In some instances, a lease may contain renewal options to extend the term of the lease. We do not have any short-term leases in the calculation of the right-of-use assets and lease liability obligations. The most significant assumption related to the Company’s lease application of ASC 842 was the discount rate assumption. Since most of the lease agreements do not provide an implicit interest rate, the discount rate used in determining the operating lease liability obligation for each individual lease was the assumed incremental borrowing rate for the Company that corresponded with the remaining lease term.

At June 30, 2021, the Company had forty-four operating lease agreements, which include operating leases for twenty branch locations, seven offices that are used for general office space, and seventeen operating leases for equipment. Two of the real property operating leases did not include one or more options to extend the lease term. Eight of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property. The forty-four operating leases have maturity dates ranging from December 2021 to August 2059 most of which include options for multiple five and ten year extensions which the Company is reasonably certain to exercise. No operating leases include variable lease payments that are based on an index or rate, such as the CPI. The weighted average remaining operating lease term for these leases is 19.1 years as of June 30, 2021. The weighted average operating lease discount rate was 3.34% at June 30, 2021.

At June 30, 2020, the Company had forty operating lease agreements, which include operating leases for eighteen branch locations, seven offices that are used for general office space, and fifteen operating leases for equipment. Two of the real property operating leases did not include one or more options to extend the lease term. Five of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property. The forty operating leases have maturity dates ranging from December 2020 to August 2059 most of which include options for multiple five and ten year extensions which the Company is reasonably certain to exercise. No operating leases include variable lease payments that are based on an index or rate, such as the CPI. The weighted average remaining operating lease term for these leases is 19.7 years as of June 30, 2020. The weighted average operating lease discount rate was 3.58% at June 30, 2020.

The following tables presents operating lease costs net of sublease income for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
(dollars in thousands)
Operating lease cost	$2,137	$1,917
Sublease income	-	-
Total lease cost	$2,137	$1,917

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
(dollars in thousands)
Operating lease cost	$4,274	$3,834
Sublease income	-	-
Total lease cost	$4,274	$3,834

The following table presents a maturity analysis of total operating lease liability obligations and reconciliation of the undiscounted cash flows to total operating lease liability obligations at June 30, 2021 and 2020.

	June 30, 2021	June 30, 2020
(dollars in thousands)
Operating lease payments due:
Within one year	$8,207	$6,675
One to three years	15,264	11,571
Three to five years	14,931	10,110
More than five years	81,629	72,394
Total undiscounted cash flows	120,031	100,750
Discount on cash flows	(35,291)	(31,704)
Total operating lease liability obligations	$84,740	$69,046

The following tables presents cash and non-cash activities for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,041	$1,835

Non-cash investing and financing activities
Additions to Operating leases – right of use asset
New operating lease liability obligation	$8	$49

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,070	$3,579

Non-cash investing and financing activities
Additions to Operating leases – right of use asset
New operating lease liability obligation	$8,122	$189

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

As of June 30, 2021, we serve our customers through 32 store locations, in addition to 4 loan offices that specialize in commercial, small business and residential mortgage lending. Our stores are open 7 days a week, 361 days a year, with extended lobby and drive-thru hours providing customers with some of the most convenient hours compared to any bank in the markets which we operate. We offer free checking, free coin counting, and ATM/Debit cards issued on the spot. We also provide access to more than 55,000 surcharge free ATM machines worldwide through the Allpoint network to our customers. Our commitment to deliver best in class customer service not only applies to our store locations, but includes by phone, online and mobile options as well. Our business model is built on customer loyalty and engagement, understanding customer needs and offering the financial products and services to help them achieve their goals and objectives.

Current Economic Environment

The coronavirus (“COVID-19”) outbreak and the public health response to contain it have resulted in unprecedented economic and financial market conditions over the last eighteen months. In response to these conditions, the Board of Governors of the Federal Reserve System (“Federal Reserve”) reduced the federal funds target range by 150 basis points to 0.00% to 0.25% in March 2020. It has remained at that level through the period ended June 30, 2021. The Federal Reserve has taken additional steps to bolster the economy by promoting liquidity in certain securities markets and providing funding sources for small and mid-sized businesses, as well as, state and local governments as they work through the cash flow stresses caused by the COVID-19 pandemic.

The economic downturn that began in the U.S. as a result of the government-mandated business closures and stay-at-home orders significantly impacted the labor market, consumer spending, business investment and profitability. As a result, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in March 2020 which is the largest economic stimulus package in the nation’s history in an effort to lessen the impact of COVID-19 on consumers and businesses. Among other measures, the CARES Act authorized funding for the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) to provide loans to small businesses to keep employees on their payroll and to make other eligible payments to sustain their operation in the near term. In December 2020, the Economic Aid Act was signed into law, which extended certain provisions of the CARES Act and provides additional support and financial assistance for small businesses, non-profit organizations, and other entities. These actions, along with other stimulus programs, enacted by federal, state and local government agencies have provided stability as vaccines continue to become more widely available and governmental restrictions are slowly lifted. The U.S. economy is showing signs of recovery following the severe economic contraction experienced during 2020. However, economic activity remains below pre-pandemic levels, unemployment remains elevated, and the possibility of a resurgence of the COVID virus remains a possibility.

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

COVID-19 Response Efforts

Republic is committed to providing the financial resources necessary to support the economic recovery in our market. We took an active role in participating in the first round of the (“PPP”). We quickly developed a process to accept PPP loan applications not only from our valued small business customers, but from non-customers throughout our community as well. During the first round of the PPP program, we processed and obtained SBA approval for nearly 5,000 PPP loan applications resulting in more than $680 million in loans. We are now assisting the recipients of those loans through the application process for forgiveness of the outstanding loan balance with the SBA. In addition, we processed applications for the second round of the PPP program which was authorized by the Economic Aid Act in December 2020.  In the first and second quarter of 2021 we originated nearly $270 million in additional PPP loans and received approval from the SBA on more than 2,500 applications in this second round.

Since the pandemic started, we also took a number of steps to mitigate the potential spread of the coronavirus and to assist our customers, employees and other members of the community during this crisis. During this time, we have:

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

Loss Mitigation and Loan Portfolio Analysis

We took a proactive approach to analyze and prepare for the potential challenges to be faced as the effects of the COVID-19 pandemic continue to impact our customers. A detailed analysis of loan concentrations and segments that may present the areas of highest risk was prepared and continues to be closely monitored. Our commercial lending team initiated contact with a majority of our loan customers to discuss the impact that this pandemic crisis had on their businesses to date and the expected ramifications that could be felt in the future. We executed loan modifications and initiated payment deferrals for all customers that had an immediate need for assistance.

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. In December 2020, the Economic Aid Act was signed into law which amended certain sections of the CARES Act. This amendment extended the period to suspend the requirements under TDR accounting guidance to the earlier of i) January 1, 2022 or ii) 60 days after the President declares a termination of the national emergency related to the COVID-19 pandemic. As of June 30, 2021, deferrals declined to one customer relationship with an outstanding balance of $2.1 million, or less than 0.1% of total loans outstanding. At December 31, 2020, twenty-one customers with outstanding balances of $16 million, were deferring loan payments. As of June 30, 2021, there were no deferral requests that were for deferment of principal balances only compared to approximately $4 million at December 31, 2020. The one remaining deferral request was to defer both principal and interest payments. As of June 30, 2021, the one deferral was a fourth deferral request with outstanding balances of $2.1 million. At December 31, 2020, deferrals were comprised of the following categories: 90 day deferrals amounted to eight customers with outstanding balances of $3 million and second deferrals amounted to thirteen customers with outstanding balances of $13 million.

As a result of the recent changes in economic conditions, we have increased the qualitative factors for certain components of our allowance for loan loss calculation. We have also taken into consideration the probable impact that the various stimulus initiatives provided through the CARES Act, along with other government programs, may have to assist borrowers during this period of economic stress. We believe the combination of ongoing communication with our customers, loan to values on underlying collateral, loan payment deferrals, increased focus on risk management practices, and access to government programs such as the PPP should help mitigate potential future period losses. We will closely monitor all key economic indicators and our internal asset quality metrics as the effects of the coronavirus pandemic continue to impact our customer base. Based on the incurred loss methodology currently utilized by Republic, the provision for loan losses and charge-offs may be impacted in future periods, but more time is needed to fully understand the magnitude and severity of the economic downturn and the full impact on our loan portfolio.

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

Financial Condition

Assets

Total assets increased by $312 million to $5.4 billion at June 30, 2021, compared to $5.1 billion at December 31, 2020. The ongoing success with our expansion strategy has resulted in a significant increase in new business relationships and account openings during the first six months of 2021. Total assets increased primarily due to a $479 million increase in investment securities partially offset by a $127 million decrease in loans receivable which was driven by the forgiveness and repayment of PPP loan balances.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount of these two categories decreased by $8.6 million to $767 million at June 30, 2021, from $775 million at December 31, 2020.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by U.S. Small Business Administration (“SBA”) which we usually originate with the intention of selling in the future and residential mortgage loans originated which we also intend to sell in the future. Total SBA loans held for sale were $2.4 million at June 30, 2021 as compared to $3.0 million at December 31, 2020. Residential mortgage loans held for sale were $12.0 million at June 30, 2021 compared to $50.4 million at December 31, 2020. The reduction in residential mortgage loans held for sale was a result of the timing of loan closings and subsequent sales as of June 30, 2021. Loans held for sale, as a percentage of total assets, were less than 1% at June 30, 2021.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $45.0 million at June 30, 2021. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit.

Loans decreased $127 million, or 5%, to $2.5 billion at June 30, 2021, versus $2.6 billion at December 31, 2020. Due to our proactive approach in assisting PPP loan customers with the submission of forgiveness applications, PPP loans decreased $242 million to $394 million at June 30, 2021 compared to $637 million at December 31, 2020. Total loans excluding PPP loans increased by $115 million at June 30, 2021 compared to December 31, 2020. This growth was primarily the result of the successful execution of our relationship banking model which has driven a steady flow in quality loan demand. We also expect many of the new business relationships that grew from our success with PPP to provide significant opportunities for commercial loan growth in future periods.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes. Our investment securities classified as available-for-sale consist primarily of SBA bonds, U.S. Government agency collateralized mortgage obligations (“CMO”), agency mortgage-backed securities (“MBS”), municipal securities, and corporate bonds. Available-for-sale securities totaled $764.7 million at June 30, 2021, compared to $528.5 million at December 31, 2020. The increase was primarily due to the purchase of securities totaling $308.8 million partially offset by the paydown, maturity, or call, of securities totaling $68.9 million during the first six months of 2021. At June 30, 2021, the portfolio had a net unrealized loss of $239,000 compared to a net unrealized gain of $1.3 million at December 31, 2020. The change in value of the investment portfolio was driven by an increase in market interest rates which resulted in a decrease in the value of the securities available-for-sale in our portfolio during the first six months of 2021.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. government agency Small Business Investment Company bonds (“SBIC”) and SBA bonds, CMOs and MBSs. The fair value of securities held-to-maturity totaled $1.1 billion and $837.0 million at June 30, 2021 and December 31, 2020, respectively. The increase was primarily due to the purchase of investment securities held to maturity totaling $378.9 million partially offset by the paydown, maturity, or call of securities totaling $135.3 million during the first six months of 2021.

Equity securities consist of investments in the preferred stock of domestic banks. Equity securities are held at fair value. The fair value of equity securities totaled $9.2 million at June 30, 2021 compared to $9.0 million at December 31, 2020.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of June 30, 2021 and December 31, 2020. As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”).

At June 30, 2021 and December 31, 2020, the investment in FHLB of Pittsburgh capital stock totaled $3.4 million and $2.9 million, respectively. At both June 30, 2021 and December 31, 2020, ACBB capital stock totaled $143,000. Both the FHLB and ACBB issued dividend payments during the second quarter of 2021.

Premises and Equipment

The balance of premises and equipment increased to $123.7 million at June 30, 2021 from $123.2 million at December 31, 2020. The increase was primarily due to premises and equipment expenditures of $4.8 million less depreciation and amortization expenses of $4.3 million during the first six months of 2021. A new store was opened in Deptford, NJ in June 2021 bringing the total store count to thirty-two at June 30, 2021 compared to thirty-one locations at December 31, 2020. There are also sites in various stages of development for future store locations.

Other Real Estate Owned

At June 30, 2021 and December 31, 2020, the balance of other real estate owned was $852,000 and $1.2 million, respectively.

Operating Leases – Right of Use Asset

Under ASC 842, the right-of-use asset is valued as the initial amount of the lease liability obligation adjusted for any initial direct costs, prepaid or accrued rent, and any lease incentives. At June 30, 2021 and December 31, 2020, the balance of operating leases – right-of-use asset was $78.2 million and $72.9 million, respectively.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings, and time deposits, are Republic’s major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships. Total deposits increased by $546.1 million to $4.6 billion at June 30, 2021 from $4.0 billion at December 31, 2020. We constantly focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction. This strategy has also allowed us to build a stable core-deposit base and nearly eliminate our dependence upon the more volatile sources of funding found in brokered and internet certificates of deposit. Our participation in the PPP loan program resulted in significant growth in new deposit relationships over the last twelve months. Many of those applicants were so pleased with their experience during the PPP process that they chose to move their primary banking relationship to Republic.

Other Borrowings

At June 30, 2021 and December 31, 2020, we borrowed $387.5 million and $633.9 million, respectively, through the Paycheck Protection Program Liquidity Facility (“PPPLF”) provided by the Federal Reserve Bank at a rate of 35 basis points. The borrowings were repaid in full during the first week following each quarter end.

Operating Lease Liability Obligation

Under ASC 842, the operating lease liability obligation is calculated as the present value of the lease payments, using the discount rate specified in the lease, or if that is not available, our incremental borrowing rate. At June 30, 2021 and December 31, 2020, the balance of the operating lease liability obligation was $84.7 million and $77.6 million, respectively.

Shareholders’ Equity

Total shareholders’ equity increased $12.3 million to $320.4 million at March 31, 2021 compared to $308.1 million at December 31, 2020. The increase was primarily due to net income of $11.3 million during the first six months of 2021.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

We reported net income available to common shareholders of $5.1 million, or $0.08 per diluted share, for the three months ended June 30, 2021, compared to net income of $2.5 million or $0.04 per diluted share, for the three months ended June 30, 2020. Earnings in 2021 were positively impacted by our growth in net interest income and our ongoing focus on cost control initiatives to limit expense growth.

Net interest income was $30.6 million for the three month period ended June 30, 2021 compared to $22.4 million for the three months ended June 30, 2020. Interest income increased $7.5 million, or 27%, primarily due to an increase in average loans receivable and average investment securities balances. Interest expense decreased $717,000, or 13.2%, primarily due to a decrease in the average rate paid on deposit balances. The net interest margin increased by 10 basis points to 2.65% during the second quarter of 2021 compared to 2.55% during the second quarter of 2020.

We did not record a provision for loan losses for the three months ended June 30, 2021 compared to $1.0 million for the three months ended June 30, 2020. The provision recorded is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.

Non-interest income decreased by $744,000 to $7.7 million during the three months ended June 30, 2021 compared to $8.4 million during the three months ended June 30, 2020. The decrease during the three months ended June 30, 2021 was primarily due the gain on sale of investment securities in the second quarter of 2020 which did not recur in the second quarter of 2021.

Non-interest expenses increased $3.9 million to $30.5 million during the three months ended June 30, 2021 compared to $26.7 million during the three months ended June 30, 2020. This increase was a result of growth in salaries and employee benefit costs, in addition to occupancy and equipment expense. Salary expense increased primarily as a result of merit increases. The cost for medical and dental benefits have also returned to normal levels after a significant decline during the early stages of the pandemic in 2020.

We recorded a provision for income taxes in the amount of $1.9 million during the three months ended June 30, 2021 compared to $675,000 provision for income taxes during the three months ended June 30, 2020.

Return on average assets and average equity from continuing operations was 0.48% and 7.56%, respectively, during the three months ended June 30, 2021 compared to 0.26% and 3.98%, respectively, for the three months ended June 30, 2019.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

We reported net income available to common shareholders of $11.3 million, or $0.17 per diluted share, for the six months ended June 30, 2021 compared to net income of $1.9 million, or $0.03 per diluted share, for the six months ended June 30, 2020. The increase in earnings year over year was primarily driven by growth in revenue along with the cost control measures implemented by management. We continue to focus on growing revenue at a greater rate than expenses as we execute our growth strategy and expand our store network.

Net interest income for the six months ended June 30, 2021 was $62.1 million as compared to $43.2 million for the six months ended June 30, 2020.  Interest income increased $16.6 million, or 30%, primarily due to an increase in average loans receivable and investment securities balances. We also continue to recognize the origination fees associated with PPP loans through interest income. Interest income included $12 million in fees during the six month period ended June 30, 2021 compared to $1.5 million during the six month period ended June 30, 2020. Interest expense decreased $2.3 million, or 19%, primarily due to a decrease in the average rate paid on deposit balances. The net interest margin increased by 16 basis points to 2.80% during six months ended June 30, 2021 compared to 2.64% during the six months ended June 30, 2020.

We recorded a provision for loan losses of $3.0 million for the six months ended June 30, 2021 compared to a provision for loan losses of $2.0 million for the six months ended June 30, 2020. The provision recorded is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The increase in the provision year over year was a result of an increase in both the allowance required for loans collectively and individually evaluated for impairment. The increase related to the allowance for loans collectively evaluated for impairment was largely associated with assumptions and estimates related to the uncertainty surrounding the economic environment caused by the impact of the COVID-19 pandemic.

Non-interest income increased $3.0 million to $18.0 million during the six months ended June 30, 2021 compared to $15.0 million during the six months ended June 30, 2020. The increase during the six months ended June 30, 2021 was primarily due to growth in service fees on deposit accounts which increased by $2.8 million as a result of the significant growth in deposit balances and new account relationships. The recognition of revenue associated with the conversion of all ATM and debit cards to the VISA platform also contributed to the growth in service fees on deposit accounts. Mortgage banking income increased $1.6 million primarily due to the increase in residential mortgage loan originations.

Non-interest expenses increased $5.9 million to $59.9 million during the six months ended June 30, 2021 as compared to $53.9 million during the six months ended June 30, 2020. This increase was a result of growth in salaries and employee benefit costs, in addition to higher occupancy and equipment expense. The main cause for the increase in salary expense was merit increases. The cost for medical and dental benefits have also returned to normal levels after a significant decline during the early stages of the pandemic in 2020. Cost control measures implemented by management have had a positive effect in limiting expense growth.

We recorded a provision for income taxes in the amount of $4.2 million during the six months ended June 30, 2021 compared to a $345,000 provision for income taxes during the six months ended June 30, 2020.

Return on average assets and average equity from continuing operations were 0.55% and 8.38%, respectively, during the six months ended June 30, 2021 compared to 0.11% and 1.53%%, respectively, for the six months ended June 30, 2020.

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

Average Balances and Net Interest Income

	For the three months ended June 30, 2021			For the three months ended June 30, 2020
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$306,222	$63	0.08%	$198,345	$50	0.10%
Investment securities and restricted stock (2)	1,688,807	6,851	1.63%	1,033,560	5,077	1.96%
Loans receivable (2)	2,658,540	28,574	4.31%	2,335,500	22,884	3.94%
Total interest-earning assets	4,653,569	35,488	3.06%	3,567,405	28,011	3.16%
Other assets	262,404			266,178
Total assets	$4,915,973			$3,833,583

Interest-earning liabilities:
Demand – non-interest bearing	$1,230,690			$984,771
Demand – interest bearing	1,963,848	3,283	0.67%	1,397,790	2,856	0.82%
Money market & savings	1,098,340	933	0.34%	858,782	1,431	0.67%
Time deposits	187,093	424	0.91%	208,838	1,033	1.99%
Total deposits	4,479,971	4,640	0.42%	3,450,181	5,320	0.62%
Total interest-bearing deposits	3,249,281	4,640	0.57%	2,465,410	5,320	0.87%
Other borrowings	21,104	75	1.43%	45,474	112	0.99%
Total interest-bearing liabilities	3,270,385	4,715	0.58%	2,510,884	5,432	0.87%
Total deposits and other borrowings	4,501,075	4,715	0.42%	3,495,655	5,432	0.62%
Non-interest bearing other liabilities	100,272			83,884
Shareholders’ equity	314,626			254,044
Total liabilities and shareholders’ equity	$4,915,973			$3,833,583
Net interest income (2)		$30,773			$22,579
Net interest spread			2.48%			2.29%
Net interest margin (2)			2.65%			2.55%

(1)Yields on investments are calculated based on amortized cost.

(2)Net interest income and net interest margin are presented on a tax equivalent basis, a non-GAAP measure. Net interest income has been increased over the financial statement amount by $134 and $152 for the three months ended June 30, 2021 and 2020, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Average Balances and Net Interest Income

	For the six months ended June 30, 2021			For the six months ended June 30, 2020
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$257,580	$112	0.09%	$139,842	$339	0.49%
Investment securities and restricted stock (2)	1,560,543	13,339	1.72%	1,095,032	11,903	2.17%
Loans receivable (2)	2,667,572	58,593	4.43%	2,071,941	43,203	4.19%
Total interest-earning assets	4,485,695	72,044	3.24%	3,306,815	55,445	3.37%
Other assets	269,645			263,504
Total assets	$4,755,340			$3,570,319

Interest-earning liabilities:
Demand – non-interest bearing	$1,159,267			$814,686
Demand – interest bearing	1,905,731	6,541	0.69%	1,367,718	6,277	0.92%
Money market & savings	1,056,042	2,051	0.39%	805,646	3,214	0.80%
Time deposits	185,968	963	1.04%	217,512	2,254	2.08%
Total deposits	4,307,008	9,555	0.45%	3,205,562	11,745	0.74%
Total interest-bearing deposits	3,147,741	9,555	0.61%	2,390,876	11,745	0.99%
Other borrowings	33,513	148	0.89%	28,713	216	1.51%
Total interest-bearing liabilities	3,181,254	9,703	0.62%	2,419,589	11,961	0.99%
Total deposits and other borrowings	4,340,521	9,703	0.45%	3,234,275	11,961	0.74%
Non-interest bearing other liabilities	102,017			84,050
Shareholders’ equity	312,802			251,994
Total liabilities and shareholders’ equity	$4,755,340			$3,570,319
Net interest income (2)		$62,341			$43,484
Net interest spread			2.62%			2.38%
Net interest margin (2)			2.80%			2.64%

(1)Yields on investments are calculated based on amortized cost.

(2)Net interest income and net interest margin are presented on a tax equivalent basis, a non-GAAP measure. Net interest income has been increased over the financial statement amount by $270 and $303 for the six months ended June 30, 2021 and 2020, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	For the three months ended June 30, 2021 vs. 2020			For the six months ended June 30, 2021 vs. 2020
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$21	$(8)	$13	$51	$(278)	$(227)
Securities	2,735	(961)	1,774	3,979	(2,543)	1,436
Loans	3,067	2,623	5,690	12,874	2,516	15,390
Total interest-earning assets	5,823	1,654	7,477	16,904	(305)	16,599

Interest expense:
Deposits
Interest-bearing demand deposits	948	(521)	427	1,847	(1,583)	264
Money market and savings	179	(677)	(498)	448	(1,611)	(1,163)
Time deposits	(43)	(566)	(609)	(163)	(1,128)	(1,291)
Total deposit interest expense	1,084	(1,764)	(680)	2,132	(4,322)	(2,190)
Other borrowings	(10)	(27)	(37)	8	(76)	(68)
Total interest expense	1,074	(1,791)	(717)	2,140	(4,398)	(2,258)
Net interest income	$4,749	$3,445	$8,194	$14,764	$4,093	$18,857

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the three months ended June 30, 2021 increased $8.2 million, or 36%, over the same period in 2020. Interest income on interest-earning assets totaled $35.5 million for the three months ended June 30, 2021, an increase of $7.5 million, compared to $28.0 million for the three months ended June 30, 2020. The increase in interest income earned was primarily the result of an increase in the average balance of investment securities and loans receivable. In addition, $4.7 million in origination fees related to PPP loans were recognized during the three months ended June 30, 2021 compared to $1.5 million during the three months ended June 30, 2020. Total interest expense for the three months ended June 30, 2021 decreased by $717,000, or 13%, over the same period in 2020. Interest expense on deposits decreased by $680,000 or 13%, for the three months ended June 30, 2021 versus the same period in 2020 due primarily to a reduction in the average rate on deposit balances caused by a lower interest rate environment. Interest expense on other borrowings decreased by $37,000 for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due primarily to a decrease in the average rate on overnight borrowings.

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the six months ended June 30, 2021 increased $18.9 million, or 43%, over the same period in 2020. Interest income on interest-earning assets totaled $72.0 million for the six months ended June 30, 2021, an increase of $16.6 million, compared to $55.4 million for the six months ended June 30, 2020. The increase in interest income earned was primarily the result of an increase in the average balance of loans receivable and investment securities. In addition, $12 million in origination fees related to PPP loans were recognized during the six months ended June 30, 2021 compared to $1.5 million during the six months ended June 30, 2020. Total interest expense for the six months ended June 30, 2021 decreased by $2.3 million, or 19%, for the same period in 2020. Interest expense on deposits decreased by $2.2 million, or 19%, for the six months ended June 30, 2021 versus the same period in 2020 due primarily to a reduction in the average rate on deposit balances caused by a lower interest rate environment. Interest expense on other borrowings decreased by $68,000 for the six months ended June 30, 2021 as compared to the six months ended June 30, 2019 due primarily to a decrease in the average rate on overnight borrowings balances.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 2.48% during the three months ended June 30, 2021 compared to 2.29% during the three months ended June 30, 2020 and was 2.62% during the six months ended June 30, 2021 compared to 2.38% during six months ended June 30, 2020. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. For the three months ended June 30, 2021 and June 30, 2020, the fully tax-equivalent net interest margin was 2.65% and 2.55%, respectively. For the six months ended June 30, 2021 and June 30, 2020, the fully tax-equivalent net interest margin was 2.80% and 2.64%, respectively.

Provision for Loan Losses

We did not record a provision for loan losses for the three months ended June 30, 2021 compared to a $1.0 million provision for the three months ended June 30, 2020. An increase in the allowance for loans collectively evaluated for impairment driven by loan growth was offset by a reduction in the allowance necessary for loans individually evaluated for impairment as a result of updated appraisals and reduced reserve requirements which resulted in no provision for the three month period ended June 30, 2021. We recorded a $3.0 million provision for loan losses for the six months ended June 30, 2021 compared to $2.0 million provision for the six months ended June 30, 2020. The provision recorded at the three and six months ended June 30, 2021 is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.

As a result of the changes in economic conditions caused by the pandemic, we have increased the qualitative factors for certain components included in the allowance for loan loss calculation. We have also taken into consideration the probable impact that the various stimulus initiatives provided through the CARES Act and Economic Aid Act, along with other government programs, may have to assist borrowers during this period of economic stress. We believe the combination of ongoing communication with our customers, loan payment deferrals, increased focus on risk management practices, and access to government programs such as the PPP Program should help mitigate potential future period losses. Although the economy has begun to demonstrate signs of recovery, many key economic indicators have not returned to pre-pandemic levels and the potential for a resurgence of COVID infection rates remains a possibility. Based on the incurred loss methodology currently utilized by the Bank, the provision for loan losses and charge-offs may be impacted in future periods, but more time is needed to fully understand the magnitude and severity of the economic downturn caused by the COVID pandemic and the corresponding impact on our loan portfolio.

We have elected to defer the adoption of ASU` 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as permitted by the Economic Aid Act approved in December 2020 until January 1, 2022.

Non‑Interest Income

Total non-interest income for the three months ended June 30, 2021 decreased by $744,000, or 9%, compared to the three months ended June 30, 2020. Gains on the sale of investments securities decreased by $1.6 million for the three months ended June 30, 2021 when compared to the same period in 2020. Mortgage banking income totaled $2.9 million during the three months ended June 30, 2021, a decrease of $481,000, compared to $3.4 million during the three months ended June 30, 2020. The decrease in mortgage banking income for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was due to a decrease in residential mortgage loan originations year over year. Loan and servicing fees totaled $660,000 for the three months ended June 30, 2021 which represents a decrease of $104,000 from the same period in 2020. Service fees on deposit accounts increased $932,000 to $3.3 million for the three months ended June 30, 2021 compared to $2.3 million for the three months ended June 30, 2020. This increase was due to the growth in the number of customer accounts and transaction volume. Revenue related to the transition of all ATM and debit cards to the VISA platform also drove the increase in service fees.

Total non-interest income for the six months ended June 30, 2021 increased $3.0 million, or 20%, compared to the six months ended June 30, 2020. Service fees on deposit accounts totaled $7.2 million for the six months ended June 30, 2021 which represents an increase of $2.8 million over the same period in 2020. This increase was due to the growth in the number of customer accounts and transaction volume. Revenue related to the transition of all ATM and debit cards to the VISA platform also drove the increase in service fees. Mortgage banking income increased $1.6 million to $7.5 million during the six months ended June 30, 2021 compared to $5.8 million during the six months ended June 30, 2020. The increase in mortgage banking income for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was due to an increase in residential mortgage loan originations year over year. Loan and servicing fees totaled $1.3 million for the six months ended June 30, 2021 which represents an increase of $58,000 from the same period in 2020. Gains on the sale of investment securities decreased by $2.5 million for the six months ended June 30, 2021 compared to the same period in 2020.

Non‑Interest Expenses

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Non-interest expenses increased $3.9 million or 14%, to $30.5 million for the three months ended June 30, 2021 compared to $26.7 million for the three months ended June 30, 2020. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits increased by $1.7 million, or 13%, for the three months ended June 30, 2021 compared to the same period in 2020 primarily as a result of merit increases and an increase in medical and dental expenses related to our employee health plans. A new store in Deptford, NJ was opened during three months ended June 30, 2021 driving an increase in employee headcount.

Occupancy expense, including depreciation and amortization expenses, increased by $292,000, or 5%, for the three months ended June 30, 2021 compared to the same period last year, as a result of our continuing growth and relocation strategy. There were thirty-two stores open as of June 30, 2021 compared to thirty stores at June 30, 2020.

Other real estate expenses totaled $493,000 during the three months ended June 30, 2021, an increase of $418,000, or 557%, compared to the same period in 2020. The increase is primarily related to a writedown of other real estate owned of $350,000 and higher costs on foreclosed assets during the current period.

All other non-interest expenses increased by $1.5 million, or 19%, for the three months ended June 30, 2021 compared to the same period last year. Increases in other tax expenses, regulatory assessments and costs, data processing, insurance, professional fees, and other expenses contributed to the growth in other operating expenses. Cost control measures implemented by management have had a positive effect in limiting expense growth.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Non-interest expenses increased $5.9 million, or 11%, to $59.9 million for the six months ended June 30, 2021 compared to $53.9 million for the six months end June 30, 2020. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits increased by $3.0 million, or 11%, for the six months ended June 30, 2021 compared to the same period in 2020 as a result of merit increases and an increase in medical and dental expenses related to our employee health plans. A new store in Deptford, NJ was opened during six months ended June 30, 2021 driving an increase in employee headcount.

Occupancy expense, including depreciation and amortization expenses, increased by $1.1 million, or 10%, for the six months ended June 30, 2021 compared to the same period last year, as a result of our continuing growth and relocation strategy. There were thirty-two stores open as of June 30, 2021 compared to thirty stores at June 30, 2020.

Other real estate expenses totaled $591,000 during the six months ended June 30, 2021, an increase of $234,000, or 66%, compared to the same period in 2020. The increase is primarily related to a writedown of other real estate owned of $350,000 during the current period.

All other non-interest expenses increased by $1.6 million, or 10%, for the six months ended June 30, 2021 compared to the same period last year. Cost control measures implemented by management have had a positive effect in limiting expense growth. Increases in other tax expense, regulatory assessments and costs, appraisal and other loan expenses, data processing, professional fees, insurance, debit card processing, and other expenses contributed to the growth in other operating expenses which were mainly associated with our growth strategy.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net non-interest expenses to average assets, a non-GAAP measure. For the purposes of this calculation, net non-interest expenses equal non-interest expenses less non-interest income. For the three months ended June 30, 2021, this ratio was 1.86% compared to 1.91% for the three months ended June 30, 2020. For the six months ended June 30, 2021, the ratio was 1.78% compared to 2.19% for the six months ended June 30, 2020, respectively. The decrease in this ratio was mainly due to the increase in average assets.

Another productivity measure utilized by management is the operating efficiency ratio, a non-GAAP measure. This ratio expresses the relationship of non-interest expenses to net interest income plus non-interest income. For the three months ended June 30, 2021, the operating efficiency ratio was 79.6% compared to 86.4% for the three months ended June 30, 2020. The efficiency ratio was 74.8% for the six months ended June 30, 2021 compared to 92.8% for the six months ended June 30, 2020. The decrease for the three and six months ended June 30, 2021 versus June 30, 2020 was due to net interest income and non-interest income increasing at a faster rate than non-interest expenses.

Provision for Federal Income Taxes

We recorded a provision for income taxes in the amount of $1.9 million for the three months ended June 30, 2021, compared to a $675,000 provision for income taxes for the three months ended June 30, 2020. For the six months ended June 30, 2021, we recorded a provision for income taxes of $4.2 million compared to a provision for income taxes of $345,000 for the six months ended June 30, 2020. The effective tax rates for the three months ended June 30, 2021 and 2020 were 24% and 21%, respectively. For the six months ended June 30, 2021 and 2020, the effective tax rates were 24% and 15%, respectively. The difference in effective tax rates for both the three and six month period ended June 30, 2020 was a result of the impact of temporary and permanent differences included in the calculation of the provision for loan losses. These differences have a more significant impact on the effective rate when the income before the provision for taxes are at lower levels as was the case during 2020.

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

The Company is in a three year cumulative profit position factoring in pre-tax GAAP income and permanent book/tax differences. Growth in interest-earning assets is expected to continue and is supported by the capital raise completed during 2020. The ratio of non-performing assets to total assets along with other credit quality metrics continue to improve. A number of cost control measures have been implemented to offset the challenges faced in growing revenue as a result of compression in the net interest margin. The Company has added fourteen store locations in the past four years and since the inception of the growth and expansion strategy in 2014, almost every new store location has met or exceeded expectations. The success of the expansion strategy, combined with the stabilization of interest rates and continued loan growth are expected to continue to support improvement in profitability going forward. As of December 31, 2020, the Company has no federal NOLs to carry forward which would have potentially been at risk of expiring in the future.

Conversely, the effects of the COVID-19 pandemic to the local and global economy may result in a significant increase in future loan loss provisions and charge-offs. Rising interest rates and a downturn in the economy could significantly decrease the volume of mortgage loan originations.

Based on the guidance provided in ASC 740, we believed that the positive evidence considered at June 30, 2021 and December 31, 2020 outweighed the negative evidence and that it was more likely than not that all of our deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance is not required.

The net deferred tax asset balance was $11.0 million as of June 30, 2021 and $12.0 million as of December 31, 2020. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

Net Income and Net Income per Common Share

Net income available to common shareholders for the three months ended June 30, 2021 was $5.1 million, an increase of $2.5 million, compared to $2.5 million recorded for the three months ended June 30, 2020. The increase in earnings year over year was primarily driven by a 37% increase in net interest income. The net interest margin increased to 2.65% for the three month period ended June 30, 2021 compared to 2.55% for the three month period ended June 30, 2020.

Net income available to common shareholders for the six months ended June 30, 2021 was $11.3 million, an increase of $9.3 million, compared to $1.9 million recorded for the six months ended June 30, 2020. The increase in earnings year over year was primarily driven by a 43.7% increase in net interest income. In addition, the net interest margin increased to 2.80% for the six month period ended June 30, 2021 compared to 2.64% for the six month period ended June 30, 2020.

For the three month periods ended June 30, 2021 and June 30, 2020, basic net income per common share was $0.09 and $0.04 while diluted net income per common share was $0.08 and $0.04. For the six month periods ended June 30, 2021 and June 30, 2020, basic net income per common share was $0.19 and $0.03 while diluted net income per common share was $0.17 and $0.03.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) measures our net income in relation to our total average assets. The ROA for the three months ended June 30, 2021 was 0.48%, compared to 0.26% for the three months ended June 30, 2020. The ROA for the six months ended June 30, 2021 and 2020 was 0.55% and 0.11%, respectively. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by our shareholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 7.56% for the three months ended June 30, 2021, compared to 3.98% for the three months ended June 30, 2020. The ROE for the six months ended June 30, 2021 and 2020 was 8.38% and 1.53%, respectively.

Commitments, Contingencies and Concentrations

Financial instruments with contract amounts representing potential credit risk were commitments to extend credit of approximately $436.7 million and $428.9 million, and standby letters of credit of approximately $25.6 million and $16.6 million, at June 30, 2021 and December 31, 2020, respectively. These financial instruments constitute off-balance sheet arrangements. Commitments often expire without being drawn upon. Substantially all of the $462.3 million of commitments to extend credit at June 30, 2021 were committed as variable rate credit facilities.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment, and accounts receivable. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of liability as of June 30, 2021 and December 31, 2020 for guarantees under standby letters of credit issued is not material.

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

Management believes that the Company and Republic met, as of June 30, 2021 and December 31, 2020, all applicable capital adequacy requirements. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed this categorization.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

The following table presents our regulatory capital ratios at June 30, 2021, and December 31, 2020.

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2021:

Total risk-based capital
Republic	$330,703	12.77%	$207,102	8.00%	$271,822	10.50%	$258,878	10.00%
Company	345,783	13.31%	207,874	8.00%	272,835	10.50%	-	-%
Tier 1 risk-based capital
Republic	314,593	12.15%	155,327	6.00%	220,046	8.50%	207,102	8.00%
Company	329,673	12.69%	155,906	6.00%	220,866	8.50%	-	-%
CET 1 risk-based capital
Republic	314,593	12.15%	116,495	4.50%	181,214	7.00%	168,271	6.50%
Company	270,348	10.40%	116,929	4.50%	181,890	7.00%	-	-%
Tier 1 leveraged capital
Republic	316,360	6.96%	180,765	4.00%	180,765	4.00%	225,956	5.00%
Company	320,440	7.28%	181,159	4.00%	181,159	4.00%	-	-%

At December 31, 2020:

Total risk-based capital
Republic	$298,291	12.36%	$193,062	8.00%	$253,394	10.50%	$241,327	10.00%
Company	326,554	13.50%	193,498	8.00%	253,967	10.50%	-	-%
Tier 1 risk-based capital
Republic	285,316	11.82%	144,796	6.00%	205,128	8.50%	193,062	8.00%
Company	313,579	12.96%	145,124	6.00%	205,592	8.50%	-	-%
CET 1 risk-based capital
Republic	285,316	11.82%	108,597	4.50%	168,929	7.00%	156,863	6.50%
Company	254,254	10.51%	108,843	4.50%	169,311	7.00%	-	-%
Tier 1 leveraged capital
Republic	287,114	7.44%	153,414	4.00%	153,414	4.00%	191,767	5.00%
Company	308,113	8.17%	153,621	4.00%	153,621	4.00%	-	-%

Dividend Policy

On August 26, 2020, the Company completed an offering of 2,000,000 shares of 7.00% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $25.00 per share. The Company received net proceeds of $48.3 million from the offering, after deducting offering costs. The Company will pay dividends on the Series A Preferred Stock when and if declared by its board of directors or an authorized committee thereof. If declared, dividends will be due and payable at a rate of 7.00% per annum, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year. During the three month and six month period ended June 30, 2021, dividends of $875,000 and $1.8 million were declared and paid on preferred stock compared to $923,000 during the three month period ended December 31, 2020.

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $766.7 million at June 30, 2021, compared to $775.3 million at December 31, 2020. Loan maturities and repayments are another source of asset liquidity. At June 30, 2021, Republic estimated that more than $125.0 million of loans would mature or repay in the six-month period ending December 31, 2021. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At June 30, 2021, we had outstanding commitments (including unused lines of credit and letters of credit) of $462.3 million. Certificates of deposit scheduled to mature in one year totaled $145.3 million at June 30, 2021. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds, or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh. Our maximum borrowing capacity with the FHLB was $1.2 billion at June 30, 2021. At June 30, 2021 and December 31, 2020, we had no outstanding term borrowings and no outstanding overnight borrowings with the FHLB. As of June 30, 2021 and December 31, 2020, FHLB had issued letters of credit, on Republic’s behalf, totaling $150.0 million against our available credit line. We also established a contingency line of credit of $10.0 million with ACBB and a Fed Funds line of credit with Zions Bank in the amount of $15.0 million to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit or the Zions Fed Funds line at both June 30, 2021 and December 31, 2020. As part of the CARES Act, the Federal Reserve Bank of Philadelphia offered secured discounted borrowing capacity to banks that originated PPP loans through the Paycheck Protection Program Liquidity Facility or PPPLF program. At June 30, 2021, the Company pledged $388 million of PPP loans to the Federal Reserve Bank of Philadelphia to borrow $388 million of funds at a rate of 0.35%. At December 31, 2020, the Company pledged $634 million of PPP loans to the Federal Reserve Bank of Philadelphia to borrow $634 million of funds at a rate of 0.35%.

Investment Securities Portfolio

At June 30, 2021, we identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of our asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of our asset/liability management. Our investment securities classified as available for sale consist primarily of SBAs, CMOs, MBSs, municipal securities, and corporate bonds. Available for sale securities totaled $764.7 million and $528.5 million as of June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, securities classified as available for sale had a net unrealized loss of $239,000 and a net unrealized gain of $1.3 million at December 31, 2020.

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $45.0 million at June 30, 2021. Individual customers may have several loans often secured by different collateral.

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

The following table shows information concerning loan delinquency and non‑performing assets as of the dates indicated (dollars in thousands):

	June 30, 2021	December 31, 2020
Loans accruing, but past due 90 days or more	$996	$612
Non-accrual loans	12,051	12,246
Total non-performing loans	13,047	12,858
Other real estate owned	852	1,188
Total non-performing assets	$13,899	$14,046

Non-performing loans as a percentage of total loans, net of unearned income	0.64%	0.49%
Non-performing assets as a percentage of total assets	0.26%	0.28%

Non-performing asset balances decreased by $147,000 to $13.9 million as of June 30, 2021 from $14.0 million at December 31, 2020. Non-accrual loans decreased $195,000 to $12.0 million at June 30, 2021, from $12.2 million at December 31, 2020 due primarily to $1.3 million in transfers offset by payments of $1.5 million during the six months ended June 30, 2021. There were $996,000 in loans accruing, but past due 90 days or more at June 30, 2021 compared to $612,000 at December 31, 2020. At June 30, 2021 and December 31, 2020, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

The following table presents our 30 to 89 days past due loans at June 30, 2021 and December 31, 2020.

(dollars in thousands)	June 30,	December 31,
	2021	2020
30 to 59 days past due	$57	$2,321
60 to 89 days past due	2,923	938
Total loans 30 to 89 days past due	$2,980	$3,259

Loans with payments 30 to 59 days past due decreased to $57 thousand at June 30, 2021. This decrease was driven primarily by $2.25 million in loans that are now current. Loans with payments 60 to 89 days past due increased to $2.9 million at June 30, 2021 due to the addition of a loan in the amount of $2.9 million offset by $900 thousand in loans that are now current.

Other Real Estate Owned

The balance of other real estate owned was $852 thousand at June 30, 2021 and December 31, 2020. The following table presents a reconciliation of other real estate owned for the six months ended June 30, 2021 and the year ended December 31, 2020:

(dollars in thousands)	June 30, 2021	December 31, 2020
Beginning Balance, January 1st	$1,188	$1,730
Additions	168	233
Valuation adjustments	(350)	(31)
Dispositions	(154)	(744)
Ending Balance	$852	$1,188

At June 30, 2021, we had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

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

An analysis of the allowance for loan losses for the six months ended June 30, 2021 and 2020, and the twelve months ended December 31, 2020 is as follows:

(dollars in thousands)	For the six months ended June 30, 2021	For the twelve months ended December 31, 2020	For the six months ended June 30, 2020

Balance at beginning of period	$12,975	$9,266	$9,266
Charge‑offs:
Commercial real estate	-	-	-
Construction and land development	-	-	-
Commercial and industrial	60	333	51
Owner occupied real estate	-	48	48
Consumer and other	47	107	65
Residential mortgage	-	67	50
Paycheck protection program	-	-	-
Total charge‑offs	107	555	214
Recoveries:
Commercial real estate	-	-	-
Construction and land development	-	3	2
Commercial and industrial	150	48	27
Owner occupied real estate	40	1	1
Consumer and other	52	12	8
Residential mortgage	-	-	-
Paycheck protection program	-	-	-
Total recoveries	242	64	38
Net charge‑offs/(recoveries)	(135)	491	176
Provision for loan losses	3,000	4,200	1,950
Balance at end of period	$16,110	$12,975	$11,040

Average loans outstanding(1)	$2,667,572	$2,359,169	$2,071,941
As a percent of average loans:(1)
Net charge‑offs (annualized)	(0.01%)	0.02%	0.02%
Provision for loan losses (annualized)	0.23%	0.18%	0.19%
Allowance for loan losses	0.61%	0.55%	0.53%
Allowance for loan losses to:
Total loans, net of unearned income	0.64%	0.49%	0.43%
Total non‑performing loans	123.48%	100.91%	86.81%

(1)Includes non-accruing loans.

We did not record a provision for loan losses for the three month period ended June 30, 2021 and a $3.0 million provision was recorded for the six months ended June 30, 2021. We recorded a provision for loan losses of $1.0 million for the three month period ended June 30, 2020 and $2.0 million for the six months ended June 30, 2020. The provision recorded is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.

As a result of the changes in economic conditions caused by the pandemic, we have increased the qualitative factors for certain components included in the allowance for loan loss calculation. We have also taken into consideration the probable impact that the various stimulus initiatives provided through the CARES Act and Economic Aid Act, along with other government programs, may have to assist borrowers during this period of economic stress. We believe the combination of ongoing communication with our customers, loan payment deferrals, increased focus on risk management practices, and access to government programs such as the PPP Program should help mitigate potential future period losses. Although the economy has begun to demonstrate signs of recovery, many key economic indicators have not returned to pre-pandemic levels and the potential for a resurgence in COVID infections remains a possibility. Based on the incurred loss methodology currently utilized by the Bank, the provision for loan losses and charge-offs may be impacted in future periods, but more time is needed to fully understand the magnitude and severity of the economic downturn caused by the COVID pandemic and the corresponding impact on our loan portfolio.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 123.5% at June 30, 2021, compared to 100.9% at December 31, 2020 and 86.8% at June 30, 2020. Total non-performing loans were $13.0 million, $12.9 million, and $12.7 million at June 30, 2021, December 31, 2020 and June 30, 2020, respectively. The increase in the coverage ratio at June 30, 2021 compared to December 31, 2020 was a result of the provision for loan losses for the six months ended June 30, 2021.

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

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category. The amount of non-performing loans for which partial charge-offs have been recorded amounted to $4.3 million at June 30, 2021 and $1.1 million December 31, 2020.

The following table provides additional analysis of partially charged-off loans.

(dollars in thousands)	June 30, 2021	December 31, 2020
Total nonperforming loans	$13,047	$12,858
Nonperforming and impaired loans with partial charge-offs	4,288	4,398

Ratio of nonperforming loans with partial charge-offs to total loans	0.17%	0.17%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	32.87%	34.20%
Coverage ratio net of nonperforming loans with partial charge-offs	375.70%	295.02%

Our charge-off policy is reviewed on an annual basis and updated as necessary. During the six month period ended June 30, 2021, there were no changes made to this policy.

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2021 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended June 30, 2021.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL; (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: August 9, 2021	By:	/s/ Vernon W. Hill, II
Vernon W. Hill, II
Chief Executive Officer (principal executive officer)

Date: August 9, 2021	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)