Form 10-Q
period 2021-09-30
REPUBLIC FIRST BANCORP INC
filed 2021-11-08
CIK 834285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021.

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

Yes  ☐    No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	59,454,998
Title of Class	Number of Shares Outstanding as of November 5, 2021

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2021 and December 31, 2020

(Dollars in thousands, except per share data)

	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
Cash and due from banks	$15,560	$29,746
Interest bearing deposits with banks	368,408	745,554
Cash and cash equivalents	383,968	775,300

Investment securities available for sale, at fair value	880,494	528,508
Investment securities held to maturity, at amortized cost (fair value of $1,373,183 and $836,972, respectively)	1,377,253	814,936
Equity securities	9,231	9,039
Restricted stock, at cost	3,510	3,039
Mortgage loans held for sale, at fair value	12,082	50,387
Other loans held for sale	4,909	2,983
Loans receivable (net of allowance for credit losses of $17,218 and $12,975, respectively)	2,479,796	2,632,367
Premises and equipment, net	125,301	123,170
Other real estate owned, net	532	1,188
Accrued interest receivable	15,080	16,120
Operating lease right-of-use asset	76,772	72,946
Other assets	36,650	35,752
Total Assets	$5,405,578	$5,065,735
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$1,346,353	$1,006,876
Demand – interest bearing	2,162,324	1,776,995
Money market and savings	1,265,926	1,043,519
Time deposits	197,478	186,361
Total Deposits	4,972,081	4,013,751
Other borrowings	-	633,866
Accrued interest payable	482	926
Other liabilities	14,843	20,232
Operating lease liability	83,383	77,576
Subordinated debt	11,276	11,271
Total Liabilities	5,082,065	4,757,622
Commitments and contingencies (see note 3)	-	-
Shareholders’ Equity
Preferred stock, par value $0.01 per share; liquidation preference $25.00 per share; 10,000,000 shares authorized; share issued 2,000,000 as of September 30, 2021 and December 31, 2020; shares outstanding 2,000,000 as of September 30, 2021 and December 31, 2020	20	20
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 59,442,998 as of September 30, 2021 and 59,388,623 as of December 31, 2020; shares outstanding 58,914,153 as of September 30, 2021 and 58,859,778 as of December 31, 2020	594	594
Additional paid in capital	324,023	322,321
Retained earnings / accumulated deficit	8,388	(8,085)
Treasury stock at cost (503,408 shares as of September 30, 2021 and December 31, 2020)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of September 30, 2021 and December 31, 2020)	(183)	(183)
Accumulated other comprehensive loss	(5,604)	(2,829)
Total Shareholders’ Equity	323,513	308,113
Total Liabilities and Shareholders’ Equity	$5,405,578	$5,065,735

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2021 and 2020

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:
Interest and fees on taxable loans	$26,954	$24,135	$84,453	$65,941
Interest and fees on tax-exempt loans	426	548	1,290	1,652
Interest and dividends on taxable investment securities	8,128	3,758	21,273	15,612
Interest and dividends on tax-exempt investment securities	89	20	242	59
Interest on federal funds sold and other interest-earning assets	181	99	294	438
Total interest income	35,778	28,560	107,552	83,702
Interest expense:
Demand- interest bearing	3,165	3,056	9,706	9,333
Money market and savings	837	1,613	2,888	4,827
Time deposits	281	884	1,245	3,138
Other borrowings	53	77	200	293
Total interest expense	4,336	5,630	14,039	17,591
Net interest income	31,442	22,930	93,513	66,111
Provision for loan losses	900	850	3,900	2,800
Net interest income after provision for loan losses	30,542	22,080	89,613	63,311
Non-interest income:
Loan and servicing fees	946	917	2,239	2,152
Mortgage banking income	2,397	4,962	9,869	10,809
Gain on sales of SBA loans	641	649	2,035	1,567
Service fees on deposit accounts	3,283	2,134	10,503	6,166
Gain on sale of investment securities	-	279	2	2,760
Other non-interest income	50	1,090	624	1,546
Total non-interest income	7,317	10,031	25,272	25,000
Non-interest expenses:
Salaries and employee benefits	14,640	14,596	44,216	41,154
Occupancy	3,630	3,560	11,238	10,294
Depreciation and amortization	2,059	1,964	6,368	6,081
Legal	265	261	776	810
Other real estate owned	119	80	710	437
Appraisal and other loan expenses	410	619	1,669	1,580
Advertising	192	386	482	1,055
Data processing	2,472	1,606	5,991	4,747
Insurance	304	279	938	836
Professional fees	800	679	2,371	2,069
Debit card processing	743	915	2,527	2,639
Regulatory assessments and costs	904	625	2,511	1,930
Taxes, other	978	303	2,083	789
Goodwill impairment	-	5,011	-	5,011
Other operating expenses	2,259	2,696	7,760	8,084
Total non-interest expense	29,775	33,580	89,640	87,516
Income (loss) before benefit for income taxes	8,084	(1,469)	25,245	795
Provision (benefit) for income taxes	1,988	(503)	6,147	(158)
Net income (loss)	$6,096	$(966)	$19,098	$953
Preferred stock dividends	875	-	2,625	-
Net income (loss) available to common shareholders	$5,221	$(966)	$16,473	$953
Net income (loss) per share:
Basic earnings per common share	$0.09	$(0.02)	$0.28	$0.02
Diluted earnings per common share	$0.08	$(0.02)	$0.25	$0.02

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2021 and 2020

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income (loss)	$6,096	$(966)	$19,098	$953

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities (pre-tax ($4,158), ($795), $(5,717), and $4,668, respectively)	(3,102)	(593)	(4,265)	3,483
Reclassification adjustment for securities (gains) (pre-tax ($2), ($279), ($2), and ($2,760), respectively)	(1)	(208)	(1)	(2,060)
Net unrealized gains (losses) on securities	(3,103)	(801)	(4,266)	1,423
Net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity:
Amortization of net unrealized holding losses to income during the period (pre-tax $499, $952, $1,998, and $2,006 respectively)	373	710	1,491	1,498

Total other comprehensive income (loss)	(2,730)	(91)	(2,775)	2,921

Total comprehensive income (loss)	$3,366	$(1,057)	$16,323	$3,874

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$19,098	$953
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	-	5,011
Provision for loan losses	3,900	2,800
Write down of other real estate owned	670	31
Depreciation and amortization	6,368	6,081
Stock based compensation	1,562	1,538
Gain on sale of investment securities	(2)	(2,760)
Fair value adjustments on equity securities	(192)	-
Amortization of premiums on investment securities	6,394	5,573
Accretion of discounts on retained SBA loans	(709)	(655)
Fair value adjustments on SBA servicing assets	545	301
Proceeds from sales of SBA loans originated for sale	22,489	22,999
SBA loans originated for sale	(22,380)	(19,294)
Gains on sales of SBA loans originated for sale	(2,035)	(1,567)
Proceeds from sales of mortgage loans originated for sale	344,087	289,521
Mortgage loans originated for sale	(298,521)	(312,150)
Fair value adjustment for mortgage loans originated for sale	1,920	(1,338)
Gains on sales of mortgage loans originated for sale	(9,572)	(7,590)
Amortization of debt issuance costs	5	5
Non-cash expense related to leases	249	448
Net decrease (increase) in accrued interest receivable and other assets	1,392	(8,149)
Net (decrease) increase in accrued interest payable and other liabilities	(4,563)	6,004
Net cash provided by (used in) operating activities	70,705	(12,238)

Cash flows from investing activities
Purchase of investment securities available for sale	(464,868)	(166,622)
Purchase of investment securities held to maturity	(764,947)	(208,230)
Proceeds from the sale of securities available for sale	-	125,222
Proceeds from the paydown, maturity, or call of securities available for sale	104,147	144,057
Proceeds from the paydown, maturity, or call of securities held to maturity	201,255	160,964
Net purchase of restricted stock	(471)	(1,043)
Net decrease (increase) in loans	149,212	(880,763)
Net proceeds from sale of other real estate owned	155	586
Premises and equipment expenditures	(8,499)	(13,159)
Net cash used in investing activities	(784,016)	(838,988)

Cash flows from financing activities
Net proceeds from issuance of preferred stock	-	48,325
Net proceeds from exercise of stock options	140	33
Net increase in demand, money market and savings deposits	947,213	926,726
Net increase (decrease) in time deposits	11,117	(20,283)
Net (repayment) increase in other borrowings	(633,866)	646,267
Preferred stock dividends paid	(2,625)	-
Net cash provided by financing activities	321,979	1,601,068

Net increase in cash and cash equivalents	(391,332)	749,842
Cash and cash equivalents, beginning of year	775,300	168,319
Cash and cash equivalents, end of period	$383,968	$918,161

Supplemental disclosures
Interest paid	$13,595	$17,238
Income taxes paid	$8,540	$-
Addition to other real estate owned	$168	$-

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Nine Months Ended September 30, 2021 and 2020

(Dollars in thousands)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings / Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance July 1, 2021	$20	$594	$323,442	$3,167	$(3,725)	$(183)	$(2,874)	$320,441

Net income				6,096				6,096
Preferred stock dividends paid (1)				(875)				(875)
Other comprehensive loss, net of tax							(2,730)	(2,730)
Stock based compensation			532					532
Options exercised (28,000 shares)			49					49

Balance September 30, 2021	$20	$594	$324,023	$8,388	$(3,725)	$(183)	$(5,604)	$323,513

Balance January 1, 2021	$20	$594	$322,321	$(8,085)	$(3,725)	$(183)	$(2,829)	$308,113

Net income				19,098				19,098
Preferred stock dividends paid (2)				(2,625)				(2,625)
Other comprehensive loss, net of tax							(2,775)	(2,775)
Stock based compensation			1,562					1,562
Options exercised (54,375 shares)			140					140

Balance September 30, 2021	$20	$594	$324,023	$8,388	$(3,725)	$(183)	$(5,604)	$323,513

Balance July 1, 2020	$-	$594	$273,118	$(10,297)	$(3,725)	$(183)	$(4,329)	$255,178

Net loss				(966)				(966)
Other comprehensive loss, net of tax							(91)	(91)
Proceeds from shares issued under preferred stock offering (2,000,000 shares) net of offering costs of $1,675	20		48,305					48,325
Stock based compensation			482					482
Options exercised (5,000 shares)			10					10

Balance September 30, 2020	$20	$594	$321,915	$(11,263)	$(3,725)	$(183)	$(4,420)	$302,938

Balance January 1, 2020	$-	$594	$272,039	$(12,216)	$(3,725)	$(183)	$(7,341)	$249,168

Net income				953				953
Other comprehensive income, net of tax							2,921	2,921
Proceeds from shares issued under preferred stock offering (2,000,000 shares) net of offering costs of $1,675	20		48,305					48,325
Stock based compensation			1,538					1,538
Options exercised (13,000 shares)			33					33

Balance September 30, 2020	$20	$594	$321,915	$(11,263)	$(3,725)	$(183)	$(4,420)	$302,938

(1)	Dividends per share of $0.44 were declared and paid on preferred stock for the three months ended September 30, 2021
(2)	Dividends per share of $1.32 were declared and paid on preferred stock for the nine months ended September 30, 2021

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

On April 29, 2014 the Company’s shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. Compensation cost for all option awards is calculated and recognized over the vesting period of the option awards. If the service conditions are not met, the Company reverses previously recorded compensation expense upon forfeiture. The Company’s accounting policy election is to recognize forfeitures as they occur. At September 30, 2021, the maximum number of common shares issuable under the 2014 Plan was 6.4 million shares. During the nine months ended September 30, 2021, 532,513 stock units were granted under the 2014 Plan with a fair value of $1.78 million.

On April 27, 2021 the Company’s shareholders approved the 2021 Equity Incentive Plan of Republic First Bancorp, Inc. (the “2021 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2021 Plan, the maximum number of shares which may be issued or awarded is 7.5 million shares of common stock. As of September 30, 2021, no shares have been granted under the 2021 Plan.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.

During the nine months ended September 30, 2021 and 2020, 636,635 shares and 907,790 shares vested, respectively. Expense is recognized ratably over the period required to vest. At September 30, 2021, the intrinsic value of the 5,561,349 options outstanding was $398,000, while the intrinsic value of the 3,807,260 exercisable (vested) options was $278,000. At September 30, 2020, the intrinsic value of the 5,993,700 options outstanding was $11,000, while the intrinsic value of the 3,384,500 exercisable (vested) options was $11,000. During the nine months ended September 30, 2021, 54,375 options were exercised resulting in cash receipts of $140,000 and 283,701 options were forfeited with a weighted average grant date fair value of $578,051. During the nine months ended September 30, 2020, 13,000 options were exercised resulting in cash receipts of $33,000 and 220,875 options were forfeited with a weighted average grant date fair value of $419,999.

Information regarding stock based compensation for the nine months ended September 30, 2021 and 2020 is set forth below:

	2021	2020
Stock based compensation expense recognized	$1,133,000	$1,538,000
Number of unvested stock options	1,754,089	2,609,200
Fair value of unvested stock options	$2,918,535	$4,915,841
Amount remaining to be recognized as expense	$1,493,293	$3,121,499

The remaining unrecognized expense amount of $1,493,293 will be recognized ratably as expense through December 2024.

The Company granted stock units under the 2014 Plan during the nine month period ended September 30, 2021. The compensation expense for the stock units is recognized based on the market price of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures.

The following table details the Stock Units for the three and nine months ended September 30, 2021:

	Three Months Ended		Nine Months Ended
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Beginning balance	524,863	$3.35	-	$-
Granted	2,500	3.45	532,513	3.35
Vested	-	-	-	-
Forfeited	(3,300)	3.34	(8,450)	3.34
Ending balance	524,063	$3.35	524,063	$3.35

Information regarding stock unit compensation for the nine months ended September 30, 2021 and 2020 is set forth below:

	2021	2020
Stock based compensation expense recognized	$428,756	-
Number of unvested stock units	524,063	-
Fair value of unvested stock units	$1,783,518	-
Amount remaining to be recognized as expense	$1,354,762	-

The remaining unrecognized expense amount of $1,354,762 will be recognized ratably as expense through August 2025.

Earnings per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plans and common shares issuable through the conversion of the Company’s preferred stock for the nine months ended September 30, 2021 and September 30, 2020.

The calculation of EPS for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income (loss) attributable to basic common shareholders	$5,221	$(966)	$16,473	$953

Weighted average shares outstanding	58,895	58,853	58,877	58,851

Basic earnings per common share	$0.09	$(0.02)	$0.28	$0.02

Preferred stock dividends	$875	$-	$2,625	$-

Net income (loss) attributable to diluted common shareholders	$6,096	(966)	$19,098	953

Weighted average shares outstanding (including dilutive CSEs)	75,876	58,853	75,946	60,751

Diluted earnings per common share	$0.08	$(0.02)	$0.25	$0.02

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods. These securities were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive for the periods presented.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Anti-dilutive securities

Share based compensation awards	5,771	5,994	5,683	5,945

Convertible preferred stock	-	-	-	-

Total anti-dilutive securities	5,771	5,994	5,683	5,945

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

Note 5: Investment Securities

A summary of the amortized cost and market value of securities available for sale, securities held to maturity, and equity securities at September 30, 2021 and December 31, 2020 is as follows:

	At September 30, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government agencies	$27,508	$803	$(1,285)	$27,026
Collateralized mortgage obligations	312,328	1,988	(3,396)	310,920
Agency mortgage-backed securities	359,817	539	(3,256)	357,100
Municipal securities	7,858	337	-	8,195
Corporate bonds	177,380	920	(1,047)	177,253
Investment securities available for sale	$884,891	$4,587	$(8,984)	$880,494

Held to maturity
U.S. Government agencies	$70,349	$2,470	$-	$72,819
Collateralized mortgage obligations	401,750	6,793	(8,133)	400,410
Agency mortgage-backed securities	905,154	3,030	(8,230)	899,954
Investment securities held to maturity	$1,377,253	$12,293	$(16,363)	$1,373,183

Equity securities (1)				$9,231

(1)	Equity securities consist of investments in non-cumulative preferred stock.

	At December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government agencies	$32,312	$-	$(426)	$31,886
Collateralized mortgage obligations	218,232	3,584	(270)	221,546
Agency mortgage-backed securities	149,325	1,204	(1)	150,528
Municipal securities	8,201	24	-	8,225
Corporate bonds	119,118	595	(3,390)	116,323
Investment securities available for sale	$527,188	$5,407	$(4,087)	$528,508

Held to maturity
U.S. Government agencies	$82,093	$4,185	$-	$86,278
Collateralized mortgage obligations	363,363	12,687	(231)	375,819
Agency mortgage-backed securities	369,480	5,640	(245)	374,875
Investment securities held to maturity	$814,936	$22,512	$(476)	$836,972

Equity securities (1)				$9,039

(1)	Equity securities consist of investments in non-cumulative preferred stock.

The following table presents investment securities by stated maturity at September 30, 2021. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay with or without prepayment penalties and, therefore, these securities are classified separately with no specific maturity date.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$10,290	$10,285	$4	$4
After 1 year to 5 years	79,331	80,205	70,345	72,815
After 5 years to 10 years	52,030	52,089	-	-
After 10 years	71,095	69,895	-	-
Collateralized mortgage obligations	312,328	310,920	401,750	400,410
Agency mortgage-backed securities	359,817	357,100	905,154	899,954
Total	$884,891	$880,494	$1,377,253	$1,373,183

The Company’s investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities. Equity securities consist of investments in non-cumulative preferred stock. There were no private label mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) held in the investment securities portfolio as of September 30, 2021 and December 31, 2020. There were also no MBS or CMO securities that were rated “Alt-A” or “sub-prime” as of those dates.

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

The Company regularly evaluates investment securities that are in an unrealized loss position in order to determine if the decline in fair value is other than temporary. Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, the current interest rate environment and the rating of each security. An OTTI loss must be recognized for a debt security in an unrealized loss position if the Company intends to sell the security or it is more likely than not that it will be required to sell the security prior to recovery of the amortized cost basis. The amount of OTTI loss recognized is equal to the difference between the fair value and the amortized cost basis of the security that is attributed to credit deterioration. Accounting standards require the evaluation of the expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, that amount must be recognized against income in the current period. The portion of the unrealized loss related to other factors, such as liquidity conditions in the market or the current interest rate environment, is recorded in accumulated other comprehensive income (loss) for investment securities classified available for sale. There were no impairment charges (credit losses) recorded at September 30, 2021 and December 31, 2020.

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2021 and December 31, 2020:

	At September 30, 2021
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$67,292	$802	$27,026	$483	$94,318	$1,285
Collateralized mortgage obligations	176,855	3,396	-	-	176,855	3,396
Agency mortgage-backed securities	187,061	3,256	-	-	187,061	3,256
Municipal securities	-	-	-	-	-	-
Corporate bonds	33,576	24	33,462	1,023	67,038	1,047
Investment Securities Available for Sale	$464,784	$7,478	$60,488	$1,506	$525,272	$8,984

	At September 30, 2021
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations	256,326	8,132	383	1	256,709	8,133
Agency mortgage-backed securities	660,106	8,230	-	-	660,106	8,230
Investment Securities Held to Maturity	$916,432	$16,362	$383	$1	$916,815	$16,363

	At December 31, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$-	$-	$31,886	$426	$31,886	$426
Collateralized mortgage obligations	99,497	270	-	-	99,497	270
Agency mortgage-backed securities	20,934	1	-	-	20,934	1
Municipal securities	-	-	-	-	-	-
Corporate bonds	4,559	39	54,649	3,351	59,208	3,390
Investment Securities Available for Sale	$124,990	$310	$86,535	$3,777	$211,525	$4,087

	At December 31, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations	62,603	231	-	-	62,603	231
Agency mortgage-backed securities	54,537	245	-	-	54,537	245
Investment Securities Held to Maturity	$117,140	$476	$-	$-	$117,140	$476

Unrealized losses on securities in the investment portfolio amounted to $25.3 million with a total fair value of $1.4 billion as of September 30, 2021 compared to unrealized losses of $4.6 million with a total fair value of $328.7 million as of December 31, 2020. The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

The Company held seven U.S. Government agency securities, twenty-seven collateralized mortgage obligations and thirty-seven agency mortgage-backed securities that were in an unrealized loss position at September 30, 2021. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of September 30, 2021.

All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At September 30, 2021, the investment portfolio included no municipal securities that were in an unrealized loss position.

At September 30, 2021, the investment portfolio included nine corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration. Six of the corporate bonds are with four of the largest U.S. financial institutions. The financial institutions for all nine corporate bonds are well capitalized.

There were no proceeds from the sale of securities during the three or nine months ended September 30, 2021. Proceeds associated with the sale of securities available for sale during the three months ended September 30, 2020 were $32.4 million. The tax provision applicable to the net gains of $279,000 for the three months ended September 30, 2020 amounted to $71,000. Proceeds associated with the sale of securities available for sale during the nine months ended September 30, 2020 were $125.2 million. The tax provision applicable to the net gains of $2.8 million for the nine months ended September 30, 2020 amounted to $700,000.

Note 6: Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major category as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021	December 31, 2020

Commercial real estate	$775,168	$705,748
Construction and land development	153,132	142,821
Commercial and industrial	250,650	200,188
Owner occupied real estate	496,301	475,206
Consumer and other	87,208	102,368
Residential mortgage	496,963	395,174
Paycheck protection program	248,610	636,637
Total loans receivable	2,508,032	2,658,142
Deferred fees (net)	(11,018)	(12,800)
Allowance for loan losses	(17,218)	(12,975)
Net loans receivable	$2,479,796	$2,632,367

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

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three months ended September 30, 2021 and 2020:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

Three months ended September 30, 2021
Allowance for loan losses:
Beginning balance:	$5,919	$1,133	$1,503	$2,440	$717	$4,270	$-	$128	$16,110
Charge-offs	-	-	-	-	(1)	-	-	-	(1)
Recoveries	-	-	12	48	149	-	-	-	209
Provisions (credits)	265	(43)	181	420	(213)	282	-	8	900
Ending balance	$6,184	$1,090	$1,696	$2,908	$652	$4,552	$-	$136	$17,218

Three months ended September 30, 2020
Allowance for loan losses:
Beginning balance:	$3,732	$952	$1,431	$1,995	$675	$2,255	$-	$-	$11,040
Charge-offs	-	-	(33)	-	(2)	(17)	-	-	(52)
Recoveries	-	-	11	-	2	-	-	-	13
Provisions (credits)	235	112	74	(8)	6	429	-	2	850
Ending balance	$3,967	$1,064	$1,483	$1,987	$681	$2,667	$-	$2	$11,851

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the nine months ended September 30, 2021 and 2020:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

Nine months ended September 30, 2021
Allowance for loan losses:

Beginning balance:	$4,394	$948	$1,367	$2,374	$723	$3,025	$-	$144	$12,975
Charge-offs	-	-	(60)	-	(48)	-	-	-	(108)
Recoveries	-	-	162	88	201	-	-	-	451
Provisions (credits)	1,790	142	227	446	(224)	1,527	-	(8)	3,900
Ending balance	$6,184	$1,090	$1,696	$2,908	$652	$4,552	$-	$136	$17,218

Nine months ended September 30, 2020
Allowance for loan losses:

Beginning balance:	$3,043	$688	$931	$2,292	$590	$1,705	$-	$17	$9,266
Charge-offs	-	-	(84)	(48)	(67)	(67)	-	-	(266)
Recoveries	-	2	38	1	10	-	-	-	51
Provisions (credits)	924	374	598	(258)	148	1,029	-	(15)	2,800
Ending balance	$3,967	$1,064	$1,483	$1,987	$681	$2,667	$-	$2	$11,851

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

September 30, 2021

Allowance for loan losses:
Individually evaluated for impairment	$1,401	$-	$53	$481	$-	$-	$-	$-	$1,935
Collectively evaluated for impairment	4,783	1,090	1,643	2,427	652	4,552	-	136	15,283
Total allowance for loan losses	$6,184	$1,090	$1,696	$2,908	$652	$4,552	$-	$136	$17,218

Loans receivable:
Loans evaluated individually	$4,931	$-	$2,558	$9,651	$1,154	$1,682	$10	$-	$19,986
Loans evaluated collectively	770,237	153,132	248,092	486,650	86,054	495,281	248,600	-	2,488,046
Total loans receivable	$775,168	$153,132	$250,650	$496,301	$87,208	$496,963	$248,610	$-	$2,508,032

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

December 31, 2020

Allowance for loan losses:
Individually evaluated for impairment	$418	$-	$51	$122	$-	$-	$-	$-	$591
Collectively evaluated for impairment	3,976	948	1,316	2,252	723	3,025	-	144	12,384
Total allowance for loan losses	$4,394	$948	$1,367	$2,374	$723	$3,025	$-	$144	$12,975

Loans receivable:
Loans evaluated individually	$9,048		$2,963	$3,955	$1,302	$701	$-	$-	$17,969
Loans evaluated collectively	696,700	142,821	197,225	471,251	101,066	394,473	636,637	-	2,640,173
Total loans receivable	$705,748	$142,821	$200,188	$475,206	$102,368	$395,174	$636,637	$-	$2,658,142

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans, but also include internally classified accruing loans. The following table summarizes information with regard to impaired loans by loan portfolio class as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$344	$351	$-	$5,033	$5,040	$-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,295	2,296	-	2,608	2,794	-
Owner occupied real estate	6,528	6,676	-	3,198	3,407	-
Consumer and other	1,154	1,419	-	1,302	1,556	-
Residential mortgage	1,682	1,749	-	701	768	-
Paycheck protection program	10	10	-	-	-	-
Total	$12,013	$12,501	$-	$12,842	$13,565	$-

With an allowance recorded:
Commercial real estate	$4,587	$5,108	$1,401	$4,015	$4,536	$418
Construction and land development	-	-	-	-	-	-
Commercial and industrial	263	402	53	355	371	51
Owner occupied real estate	3,123	3,142	481	757	775	122
Consumer and other	-	-	-	-	-	-
Residential mortgage	-	-	-	-	-	-
Paycheck protection program	-	-	-	-	-	-
Total	$7,973	$8,652	$1,935	$5,127	$5,682	$591

Total:
Commercial real estate	$4,931	5,459	1,401	9,048	9,576	418
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,558	2,698	53	2,963	3,165	51
Owner occupied real estate	9,651	9,818	481	3,955	4,182	122
Consumer and other	1,154	1,419	-	1,302	1,556	-
Residential mortgage	1,682	1,749	-	701	768	-
Paycheck protection program	10	10	-	-	-	-
Total	$19,986	$21,153	$1,935	$17,969	$19,247	$591

The following table presents additional information regarding the Company’s impaired loans for the three months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,
	2021		2020
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$440	$2	$6,534	$69
Construction and land development	-	-	-	-
Commercial and industrial	2,298	-	2,615	-
Owner occupied real estate	3,387	52	3,491	13
Consumer and other	1,204	14	1,114	6
Residential mortgage	830	-	724	-
Paycheck protection program	2	-	-	-
Total	$8,161	$68	$14,478	$88

With an allowance recorded:
Commercial real estate	$4,086	$3	$4,167	$-
Construction and land development	-	-	-	-
Commercial and industrial	265	-	37	-
Owner occupied real estate	1,105	10	819	1
Consumer and other	-	-	10	-
Residential mortgage	-	-	-	-
Paycheck protection program	-	-	-	-
Total	$5,456	$13	$5,033	$1

Total:
Commercial real estate	$4,526	$5	$10,701	$69
Construction and land development	-	-	-	-
Commercial and industrial	2,563	-	2,652	-
Owner occupied real estate	4,492	62	4,310	14
Consumer and other	1,204	14	1,124	6
Residential mortgage	830	-	724	-
Paycheck protection program	2	-	-	-
Total	$13,617	$81	$19,511	$89

The following table presents additional information regarding the Company’s impaired loans for the nine months ended September 30, 2021 and September 30, 2020:

	Nine Months Ended September 30,
	2021		2020
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$385	$2	$6,484	$207
Construction and land development	-	-	-	-
Commercial and industrial	2,297	-	2,607	1
Owner occupied real estate	3,892	73	3,051	21
Consumer and other	1,227	14	1,156	13
Residential mortgage	946	-	768	1
Paycheck protection program	3	-	-	-
Total	$8,750	$89	$14,066	$243

With an allowance recorded:
Commercial real estate	$4,158	$6	$4,153	$-
Construction and land development	-	-	-	-
Commercial and industrial	263	-	479	-
Owner occupied real estate	1,140	20	1,273	17
Consumer and other	-	-	-	-
Residential mortgage	-	-	30	1
Paycheck protection program	-	-	-	-
Total	$5,561	$26	$5,935	$18

Total:
Commercial real estate	$4,543	$8	$10,637	$207
Construction and land development	-	-	-	-
Commercial and industrial	2,560	-	3,086	1
Owner occupied real estate	5,032	93	4,324	38
Consumer and other	1,227	14	1,156	13
Residential mortgage	946	-	798	2
Paycheck protection program	3	-	-	-
Total	$14,311	$115	$20,001	$261

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At September 30, 2021
Commercial real estate	$-	$-	$4,303	$4,303	$770,865	$775,168	$-
Construction and land development	-	-	-	-	153,132	153,132	-
Commercial and industrial	-	-	2,558	2,558	248,092	250,650	-
Owner occupied real estate	-	4,461	3,169	7,630	488,671	496,301	-
Consumer and other	21	-	1,167	1,188	86,020	87,208	13
Residential mortgage	-	-	1,738	1,738	495,225	496,963	-
Paycheck protection program	-	43	10	53	248,557	248,610	-
Total	$21	$4,504	$12,945	$17,470	$2,490,562	$2,508,032	$13

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2020
Commercial real estate	$-	$97	$4,421	$4,518	$701,230	$705,748	$-
Construction and land development	-	-	-	-	142,821	142,821	-
Commercial and industrial	1,648	-	2,963	4,611	195,577	200,188	-
Owner occupied real estate	581	813	2,859	4,253	470,953	475,206	-
Consumer and other	92	28	1,302	1,422	100,946	102,368	-
Residential mortgage	-	-	1,313	1,313	393,861	395,174	612
Paycheck protection program	-	-	-	-	636,637	636,637	-
Total	$2,321	$938	$12,858	$16,117	$2,642,025	$2,658,142	$612

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At September 30, 2021:
Commercial real estate	$770,242	$-	$4,926	$-	$775,168
Construction and land development	153,132	-	-	-	153,132
Commercial and industrial	248,092	-	2,558	-	250,650
Owner occupied real estate	486,457	238	9,606	-	496,301
Consumer and other	86,054	-	1,154	-	87,208
Residential mortgage	495,281	-	1,682	-	496,963
Paycheck protection program	248,600	-	10	-	248,610
Total	$2,487,858	$238	$19,936	$-	$2,508,032

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2020:
Commercial real estate	$701,151	$80	$4,517	$-	$705,748
Construction and land development	142,821	-	-	-	142,821
Commercial and industrial	197,225	-	2,963	-	200,188
Owner occupied real estate	470,732	519	3,955	-	475,206
Consumer and other	101,066	-	1,302	-	102,368
Residential mortgage	394,473	-	701	-	395,174
Paycheck protection program	636,637	-	-	-	636,637
Total	$2,644,105	$599	$13,438	$-	$2,658,142

The following table shows non-accrual loans by class as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021	December 31, 2020

Commercial real estate	$4,303	$4,421
Construction and land development	-	-
Commercial and industrial	2,558	2,963
Owner occupied real estate	3,169	2,859
Consumer and other	1,154	1,302
Residential mortgage	1,738	701
Paycheck protection program	10	-
Total	$12,932	$12,246

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $190,075 and $546,451 for the three and nine months ended September 30, 2021, respectively, and $190,000 and $587,000 for the three and nine months ended September 30, 2020, respectively.

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

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. In December 2020, the Economic Aid Act was signed into law which amended certain sections of the CARES Act. This amendment extended the period to suspend the requirements under TDR accounting guidance to the earlier of i) January 1, 2022 or ii) 60 days after the President declares a termination of the national emergency related to the COVID-19 pandemic. As of September 30, 2021, there were no loan customers deferring loan payments, and all customers that were granted deferrals to assist during the height of the COVID pandemic have resumed contractual payments. At December 31, 2020, twenty-one customers with outstanding balance of $16 million, were deferring loan payments. At December 31, 2020, deferrals were comprised of the following categories: 90 day deferrals amounted to eight customers with outstanding balances of $3 million and second deferrals amounted to thirteen customers with outstanding balances of $13 million.

The following table summarizes information with regard to outstanding troubled debt restructurings at September 30, 2021 and December 31, 2020:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
September 30, 2021
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

There were no loan modifications made during the three and nine months ended September 30, 2021 and 2020 that met the criteria of a TDR.

After a loan is determined to be a TDR, the Company continues to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the three and nine months ended September 30, 2021. There were no TDRs that subsequently defaulted during the year ended December 31, 2020. The loan classified as a TDR at December 31, 2020 was repaid in full during the second quarter of 2021.

There was one residential mortgage in the process of foreclosure as of September 30, 2021 and December 31, 2020. There was no other real estate owned relating to residential real estate at September 30, 2021 and December 31, 2020.

Note 7: Other Borrowings

The following is a summary of other borrowings by type.

	September 30, 2021		December 31, 2020
(dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Other borrowings
Paycheck Protection Program
Liquidity Facility borrowings	$-	-	$633,866	0.35%

As part of the CARES Act, the Federal Reserve Bank of Philadelphia offered secured discounted borrowings to banks that originated PPP loans through the Paycheck Protection Program Liquidity Facility or PPPLF program. The Company did not pledge any PPP loans or borrow any funds as part of the PPPLF program at September 30, 2021 since the PPPLF program was discontinued on July 30, 2021. The Company pledged $634 million of PPP loans to the Federal Reserve Bank of Philadelphia to borrow $634 million of funds at a rate of 0.35% at December 31, 2020.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2021 and December 31, 2020 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

September 30, 2021
Assets:

U.S. Government agencies	$27,026	$-	$27,026	$-
Collateralized mortgage obligations	310,920	-	310,920	-
Agency mortgage-backed securities	357,100	-	357,100	-
Municipal securities	8,195	-	8,195	-
Corporate bonds	177,253	-	174,650	2,603
Investment securities available for sale	$880,494		$877,891	$2,603
Equity securities	9,231	9,231	-	-

Mortgage Loans Held for Sale	$12,082	$-	$12,082	$-
SBA Servicing Assets	4,572	-	-	4,572
Interest Rate Lock Commitments	593	-	593	-
Best Efforts Forward Loan Sales Commitments	67	-	67	-
Mandatory Forward Loan Sales Commitments	43	-	43	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	109	-	109	-
Mandatory Forward Loan Sales Commitments	33	-	33	-

December 31, 2020
Assets:

U.S. Government agencies	$31,886	$-	$31,886	$-
Collateralized mortgage obligations	221,546	-	221,546	-
Agency mortgage-backed securities	150,528	-	150,528	-
Municipal securities	8,225	-	8,225	-
Corporate bonds	116,323	-	113,692	2,631
Investment securities available for sale	$528,508		$525,877	$2,631
Equity securities	9,039	9,039	-	-

Mortgage Loans Held for Sale	$50,387	$-	$50,387	$-
SBA Servicing Assets	4,626	-	-	4,626
Interest Rate Lock Commitments	1,580	-	1,580	-
Best Efforts Forward Loan Sales Commitments	2	-	2	-
Mandatory Forward Loan Sales Commitments	-	-	-	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	612	-	612	-
Mandatory Forward Loan Sales Commitments	800	-	800	-

The following tables present an analysis of the activity in the SBA servicing assets for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
(dollars in thousands)	2021	2020
Beginning balance, July 1st	$4,641	$4,604
Additions	178	173
Fair value adjustments	(247)	(143)
Ending balance, September 30th	$4,572	$4,634

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Beginning balance, January 1st	$4,626	$4,447
Additions	491	488
Fair value adjustments	(545)	(301)
Ending balance, September 30th	$4,572	$4,634

Fair value adjustments are recorded as loan and servicing fees on the statement of income. Servicing fee income, not including fair value adjustments, totaled $567,000 and $510,000 for the three months ended September 30, 2021 and 2020, respectively. Servicing fee income, not including fair value adjustments, totaled $1.6 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively. Total loans in the amount of $214.3 million at September 30, 2021 and $208.7 million at December 31, 2020 were serviced for others.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Level 3 Investments Only (dollars in thousands)	Corporate Bonds	Corporate Bonds
Balance, July 1st	$2,603	$2,665
Unrealized gains (losses)	-	(34)
Proceeds from sales	-	-
Realized losses	-	-
Balance, September 30th	$2,603	$2,631

	Nine Months Ended September 30,
	2021	2020
Level 3 Investments Only (dollars in thousands)	Corporate Bonds	Corporate Bonds
Balance, January 1st	$2,631	$2,819
Unrealized gains (losses)	(28)	(188)
Proceeds from sales	-	-
Realized losses	-	-
Balance, September 30th	$2,603	$2,631

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2021 and December 31, 2020 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
September 30, 2021
Impaired loans	$6,182	$-	$-	$6,182
Other real estate owned	168	-	-	168

December 31, 2020
Impaired loans	$5,678	$-	$-	$5,678
Other real estate owned	364	-	-	364

The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2021

Corporate bonds	$2,603	Discounted Cash Flows	Discount Rate		(3.37%)

SBA servicing assets	$4,572	Discounted Cash Flows	Conditional Prepayment Rate Discount Rate		(14.50%)		(10.00%)

Impaired loans	$6,182	Appraised Value of Collateral (1)	Liquidation expenses (2)	10%	-	42%	(21%) (3)

Other real estate owned	$168	Appraised Value of Collateral (1)	Liquidation expenses (2)		(6%)		(3)

December 31, 2020

Corporate bonds	$2,631	Discounted Cash Flows	Discount Rate		(3.48%)

SBA servicing assets	$4,626	Discounted Cash Flows	Conditional Prepayment Rate Discount Rate		(13.22%)		(10.00%)

Impaired loans	$5,678	Appraised Value of Collateral (1)	Liquidation expenses (2)	0%	-	23%	(12%) (3)

Other real estate owned	$364	Appraised Value of Collateral (1)	Liquidation expenses (2)	7%	-	16%	(13%) (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2021 and December 31, 2020.

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

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect their economic value. Interest income on loans held for sale, which totaled $123,000 and $599,000 for three and nine months ended September 30, 2021, respectively, and $248,000 and $497,000 for the three and nine months ended September 30, 2020, respectively, are included in interest and fees in the statements of income.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of September 30, 2021 and December 31, 2020.

	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
September 30, 2021	$12,082	$11,725	$357

December 31, 2020	$50,387	$48,109	$2,278

Changes in the excess carrying amount over aggregate unpaid principal balance are recorded in the statement of income in mortgage banking income. Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at September 30, 2021 and December 31, 2020.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value. Fair value is determined through valuations periodically performed by third-party appraisers, and the real estate is carried at the lower of its carrying amount or fair value less estimated costs to sell. Any declines in the fair value of the real estate properties below the initial cost basis are recorded through a valuation expense. At September 30, 2021 and December 31, 2020, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market. At September 30, 2021 and December 31, 2020, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	September 30, 2021	December 31, 2020

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$4,572	$4,626

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	4%	2%
Adjustable-rate SBA loans	96%	98%
Total	100%	100%

Weighted Average Remaining Term (in years)	19.6	20.0

Prepayment Speed	14.50%	13.22%
Effect on fair value of a 10% increase	$(175)	$(170)
Effect on fair value of a 20% increase	(338)	(329)

Weighted Average Discount Rate	10.00%	10.00%
Effect on fair value of a 10% increase	$(144)	$(152)
Effect on fair value of a 20% increase	(279)	(295)

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

The estimated fair values of the Company’s financial instruments at September 30, 2021 were as follows.

	Fair Value Measurements at September 30, 2021
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$383,968	$383,968	$383,968	$-	$-
Investment securities available for sale	880,494	880,494	-	877,891	2,603
Investment securities held to maturity	1,377,253	1,373,183	-	1,373,183	-
Equity securities	9,231	9,231	9,231	-	-
Restricted stock	3,510	3,510	-	3,510	-
Loans held for sale	16,991	16,991	-	12,082	4,909
Loans receivable, net	2,479,796	2,470,627	-	-	2,470,627
SBA servicing assets	4,572	4,572	-	-	4,572
Accrued interest receivable	15,080	15,080	-	15,080	-
Interest rate lock commitments	593	593	-	593	-
Best efforts forward loan sales commitments	67	67	-	67	-
Mandatory forward loan sales commitments	43	43	-	43	-

Financial liabilities:
Deposits
Demand, savings and money market	$4,774,603	$4,774,603	$-	$4,774,603	$-
Time	197,478	197,702	-	197,702	-
Subordinated debt	11,276	8,551	-	-	8,551
Other borrowings	-	-	-	-	-
Accrued interest payable	482	482	-	482	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	109	109	-	109	-
Mandatory forward loan sales commitments	33	33	-	33	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

The estimated fair values of the Company’s financial instruments at December 31, 2020 were as follows:

	Fair Value Measurements at December 31, 2020
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$775,300	$775,300	$775,300	$-	$-
Investment securities available for sale	528,508	528,508	-	525,877	2,631
Investment securities held to maturity	814,936	836,972	-	836,972	-
Equity securities	9,039	9,039	9,039
Restricted stock	3,039	3,039	-	3,039	-
Loans held for sale	53,370	53,370	-	50,387	2,983
Loans receivable, net	2,632,367	2,618,104	-	-	2,618,104
SBA servicing assets	4,626	4,626	-	-	4,626
Accrued interest receivable	16,120	16,120	-	16,120	-
Interest rate lock commitments	1,580	1,580	-	1,580	-
Best efforts forward loan sales commitments	2	2	-	2	-
Mandatory forward loan sales commitments	-	-	-	-	-

Financial liabilities:
Deposits
Demand, savings and money market	$3,827,390	$3,827,390	$-	$3,827,390	$-
Time	186,361	187,292	-	187,292	-
Subordinated debt	11,271	8,026	-	-	8,026
Other borrowings	633,866	633,866	-	633,866	-
Accrued interest payable	926	926	-	926	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	612	612	-	612	-
Mandatory forward loan sales commitments	800	800	-	800	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

Note 9: Changes in Accumulated Other Comprehensive Income (Loss) By Component (1)

The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2021 and 2020, and the year ended December 31, 2020.

	Unrealized Gains (Losses) on Available- For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2021	$985	$(3,814)	$(2,829)
Unrealized loss on securities	(4,265)	-	(4,265)
Amounts reclassified from accumulated other comprehensive income to net income (2)	(1)	1,491	1,490
Net current-period other comprehensive income	(4,266)	1,491	(2,775)
Total change in accumulated other comprehensive income	(4,266)	1,491	(2,775)
Balance September 30, 2021	$(3,281)	$(2,323)	$(5,604)

Balance January 1, 2020	$(1,275)	$(6,066)	$(7,341)
Unrealized gain on securities	3,483	-	3,483
Amounts reclassified from accumulated other comprehensive income to net income (2)	(2,060)	1,498	(562)
Net current-period other comprehensive income (loss)	1,423	1,498	2,921
Total change in accumulated other comprehensive income (loss)	1,423	1,498	2,921
Balance September 30, 2020	$148	$(4,568)	$(4,420)

Balance January 1, 2020	$(1,275)	$(6,066)	$(7,341)
Unrealized gain on securities	4,320	-	4,320
Amounts reclassified from accumulated other comprehensive income to net income (2)	(2,060)	2,252	192
Net current-period other comprehensive income (loss)	2,260	2,252	4,512
Total change in accumulated other comprehensive income	2,260	2,252	4,512
Balance December 31, 2020	$985	$(3,814)	$(2,829)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Operations.

Note 10 – Shareholders’ Equity

On August 26, 2020, the Company completed an offering of 2,000,000 shares of 7.00% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $25.00 per share. The Company received net proceeds of $48.3 million from the offering, after deducting offering costs. The Company will pay dividends on the Series A Preferred Stock when and if declared by its board of directors or an authorized committee thereof. If declared, dividends will be due and payable at a rate of 7.00% per annum, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year. During the three month and nine month period ended September 30, 2021, $875,000 and $2.6 million were declared and paid on preferred stock compared to $923,000 during the three month period ended December 31, 2020.

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

In July 2016, Republic acquired all of the issued and outstanding limited liability company interests of Oak Mortgage Company, LLC and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. The goodwill related to the acquisition of Oak Mortgage is detailed in the table below:

	Three Months Ended September 30,
(dollars in thousands)	2021	2020
Balance, July 1st	$-	$5,011
Additions/Adjustments	-	-
Amortization	-	-
Impairment	-	(5,011)
Balance, September 30th	$-	$-
Amortization Period (in years)	N/A

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Balance, January 1st	$-	$5,011
Additions/Adjustments	-	-
Amortization	-	-
Impairment	-	(5,011)
Balance, September 30th	$-	$-
Amortization Period (in years)	N/A

Note 12: Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the nine months ended September 30, 2021 and September 30, 2020. The following table summarizes the amounts recorded in Republic’s statement of financial condition for derivatives not designated as hedging instruments as of September 30, 2021 and December 31, 2020 (in thousands):

September 30, 2021	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC’s	Other Assets	$593	$27,969
Best efforts forward loan sales commitments	Other Assets	67	15,592
Mandatory forward loan sales commitments	Other Assets	43	9,128

Liability derivatives:

IRLC’s	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	109	12,377
Mandatory forward loan sales commitments	Other Liabilities	33	2,530

December 31, 2020	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC’s	Other Assets	$1,580	$48,223
Best efforts forward loan sales commitments	Other Assets	2	2,069
Mandatory forward loan sales commitments	Other Assets	-	-

Liability derivatives:

IRLC’s	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	612	46,154
Mandatory forward loan sales commitments	Other Liabilities	800	48,373

The following tables summarize the amounts recorded in Republic’s statement of operations for derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Statement of Operations Presentation	Three Months Ended September 30, 2021 Gain/(Loss)	Nine Months Ended September 30, 2021 Gain/(Loss)

Asset derivatives:

IRLCs	Mortgage banking income	$(211)	$(987)
Best efforts forward loan sales commitments	Mortgage banking income	65	65
Mandatory forward loan sales commitments	Mortgage banking income	41	43

Liability derivatives:

IRLCs	Mortgage banking income	$-	$-
Best efforts forward loan sales commitments	Mortgage banking income	158	503
Mandatory forward loan sales commitments	Mortgage banking income	79	767

	Statement of Operations Presentation	Three Months Ended September 30, 2020 Gain/(Loss)	Nine Months Ended September 30, 2020 Gain/(Loss)

Asset derivatives:

IRLCs	Mortgage banking income	$(191)	$1,089
Best efforts forward loan sales commitments	Mortgage banking income	(8)	(4)
Mandatory forward loan sales commitments	Mortgage banking income	-	(2)

Liability derivatives:

IRLCs	Mortgage banking income	$(1)	$(1)
Best efforts forward loan sales commitments	Mortgage banking income	100	(421)
Mandatory forward loan sales commitments	Mortgage banking income	(199)	(442)

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

Note 13: Revenue Recognition

The following table presents non-interest income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, “Revenue from Contracts with Customers”, for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$3,283	$2,134	$10,503	$6,166
Other non-interest income	50	1,090	624	1,546
Non-interest income (in-scope of Topic 606)	3,333	3,224	11,127	7,712
Non-interest income (out-of-scope of Topic 606)	3,984	6,807	14,145	17,288
Total non-interest income	$7,317	$10,031	$25,272	$25,000

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2021 and December 31, 2020, the Company did not have any significant contract balances.

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

At September 30, 2021, the Company had forty-four operating lease agreements, which include operating leases for twenty branch locations, seven offices that are used for general office space, and seventeen operating leases for equipment. Two of the real property operating leases did not include one or more options to extend the lease term. Eight of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property. The forty-four operating leases have maturity dates ranging from December 2021 to August 2059. Most of the property leases include options for multiple five and ten year extensions which the Company is reasonably certain to exercise. No operating leases include variable lease payments that are based on an index or rate, such as the CPI. The weighted average remaining operating lease term for these leases is 19.07 years as of September 30, 2021. The weighted average operating lease discount rate was 3.35% as of September 30, 2021,

At September 30, 2020, the Company had forty-one operating lease agreements, which include operating leases for nineteen branch locations, seven offices that are used for general office space, and fifteen operating leases for equipment. One of the real property operating leases did not include one or more options to extend the lease term. Six of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property. The forty-one operating leases have maturity dates ranging from December 2020 to August 2059, most of which include options for multiple five and ten year extensions which the Company is reasonably certain to exercise. No operating leases include variable lease payments that are based on an index or rate, such as the CPI. The weighted average remaining operating lease term for these leases is 20.24 years as of September 30, 2020. The weighted average operating lease discount rate was 3.53% as of September 30, 2020,

The following table presents operating lease costs net of sublease income for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
(dollars in thousands)
Operating lease cost	$2,142	$2,086	$6,416	$5,920
Sublease income	-	-	-	-
Total lease cost	$2,142	$2,086	$6,416	$5,920

The following table presents a maturity analysis of total operating lease liability obligations and reconciliation of the undiscounted cash flows to total operating lease liability obligations at September 30, 2021 and 2020.

	September 30, 2021	September 30, 2020
(dollars in thousands)
Operating lease payments due:
Within one year	$2,102	$6,521
One to three years	15,755	11,804
Three to five years	14,960	10,529
More than five years	85,180	77,596
Total undiscounted cash flows	117,997	106,450
Discount on cash flows	(34,614)	(33,481)
Total operating lease liability obligations	$83,383	$72,969

The following table presents cash and non-cash activities for the three and nine months ended September 30 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,097	$1,893	$6,167	$5,432

Non-cash investing and financing activities
Additions to Operating leases – right of use asset
New operating lease liability obligation	$52	$5,121	$8,174	$5,310

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

We may from time to time make written or oral "forward-looking statements", including statements contained in this quarterly report. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise with changes in: general economic conditions, including turmoil in the financial markets and related efforts of government agencies to stabilize the financial system; the adequacy of our allowance for loan losses and our methodology for determining such allowance; adverse changes in our loan portfolio and credit risk-related losses and expenses; concentrations within our loan portfolio, including our exposure to commercial real estate loans, and to our primary service area; changes in interest rates; our ability to identify, negotiate, secure and develop new store locations and renew, modify, or terminate leases or dispose of properties for existing store locations effectively; business conditions in the financial services industry, including competitive pressure among financial services companies, new service and product offerings by competitors, price pressures and similar items; deposit flows; loan demand; the regulatory environment, including evolving banking industry standards, changes in legislation or regulation; our securities portfolio and the valuation of our securities; accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements; rapidly changing technology; litigation liabilities, including costs, expenses, settlements and judgments; the effects of health emergencies, including the spread of infections, diseases, and pandemics; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.  You should carefully review the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2020 and other documents we file from time to time with the Securities and Exchange Commission. The words "would be," "could be," "should be," "probability," "risk," "target," "objective," "may," "will," "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions or variations on such expressions are intended to identify forward-looking statements. All such statements are made in good faith by us pursuant to the "safe harbor" provisions of the U.S. Private Securities Litigation Reform Act of 1995. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of us, except as may be required by applicable law or regulations

Executive Summary

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

As of September 30, 2021, we serve our customers through 32 store locations, in addition to 4 loan offices that specialize in commercial, small business and residential mortgage lending. Our stores are open 7 days a week, 361 days a year, with extended lobby and drive-thru hours providing customers with some of the most convenient hours compared to any bank in the markets which we operate. We offer free checking, free coin counting, and ATM/Debit cards issued on the spot. We also provide access to more than 55,000 surcharge free ATM machines worldwide through the Allpoint network to our customers. Our commitment to deliver best in class customer service not only applies to our store locations, but includes by phone, online and mobile options as well. Our business model is built on customer loyalty and engagement, understanding customer needs and offering the financial products and services to help them achieve their goals and objectives.

Current Economic Environment

The coronavirus (“COVID-19”) outbreak and the public health response to contain it have resulted in unprecedented economic and financial market conditions over the last eighteen months. In response to these conditions, the Board of Governors of the Federal Reserve System (“Federal Reserve”) reduced the federal funds target range by 150 basis points to 0.00% to 0.25% in March 2020. It has remained at that level through the period ended September 30, 2021. The Federal Reserve has taken additional steps to bolster the economy by promoting liquidity in certain securities markets and providing funding sources for small and mid-sized businesses, as well as, state and local governments as they work through the cash flow stresses caused by the COVID-19 pandemic.

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

We are now assisting customers that obtained a PPP loan in the second round with the application process for forgiveness as well.

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

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. In December 2020, the Economic Aid Act was signed into law which amended certain sections of the CARES Act. This amendment extended the period to suspend the requirements under TDR accounting guidance to the earlier of i) January 1, 2022 or ii) 60 days after the President declares a termination of the national emergency related to the COVID-19 pandemic. As of September 30, 2021, there were no loan customers deferring loan payments, and all customers that were granted deferrals to assist during the height of the COVID pandemic have resumed contractual payments. At December 31, 2020, twenty-one customers with outstanding balance of $16 million, were deferring loan payments. At December 31, 2020, deferrals were comprised of the following categories: 90 day deferrals amounted to eight customers with outstanding balances of $3 million and second deferrals amounted to thirteen customers with outstanding balances of $13 million.

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

Financial Condition

Assets

Total assets increased by $340 million to $5.4 billion at September 30, 2021, compared to $5.1 billion at December 31, 2020. The ongoing success with our expansion strategy has resulted in a significant increase in new business relationships and account openings during the first nine months of 2021. Total assets increased primarily due to a $914 million increase in investment securities partially offset by a $391 million decrease in cash and a $153 million decrease in loans receivable which was driven by the forgiveness and repayment of PPP loan balances.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount of these two categories decreased by $391 million to $384 million at September 30, 2021, from $775 million at December 31, 2020.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by U.S. Small Business Administration (“SBA”) which we usually originate with the intention of selling in the future and residential mortgage loans originated which we also intend to sell in the future. Total SBA loans held for sale were $4.9 million at September 30, 2021 as compared to $3.0 million at December 31, 2020. Residential mortgage loans held for sale were $12.1 million at September 30, 2021 compared to $50.4 million at December 31, 2020. The reduction in residential mortgage loans held for sale was a result of the timing of loan closings and subsequent sales as of September 30, 2021. Loans held for sale, as a percentage of total assets, were less than 1% at September 30, 2021.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $45.0 million at September 30, 2021. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit.

Loans decreased $153 million, or 6%, to $2.5 billion at September 30, 2021, versus $2.6 billion at December 31, 2020. Due to our proactive approach in assisting PPP loan customers with the submission of forgiveness applications, PPP loans decreased $388 million to $249 million at September 30, 2021 compared to $637 million at December 31, 2020. Total loans excluding PPP loans increased by $235 million at September 30, 2021 compared to December 31, 2020. This growth was primarily the result of the successful execution of our relationship banking model which has driven a steady flow in quality loan demand. We also expect many of the new business relationships that grew from our success with PPP to provide significant opportunities for commercial loan growth in future periods.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes. Our investment securities classified as available-for-sale consist primarily of SBA bonds, U.S. Government agency collateralized mortgage obligations (“CMO”), agency mortgage-backed securities (“MBS”), municipal securities, and corporate bonds. Available-for-sale securities totaled $880.5 million at September 30, 2021, compared to $528.5 million at December 31, 2020. The increase was primarily due to the purchase of securities totaling $464.9 million partially offset by the paydown, maturity, or call, of securities totaling $104.1 million during the first nine months of 2021. At September 30, 2021, the portfolio had a net unrealized loss of $4.4 million compared to a net unrealized gain of $1.3 million at December 31, 2020. The change in value of the investment portfolio was driven by an increase in market interest rates which resulted in a decrease in the value of the securities available-for-sale in our portfolio during the first nine months of 2021.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. government agency Small Business Investment Company bonds (“SBIC”) and SBA bonds, CMOs and MBSs. The fair value of securities held-to-maturity totaled $1.4 billion and $837.0 million at September 30, 2021 and December 31, 2020, respectively. The increase was primarily due to the purchase of investment securities held to maturity totaling $764.9 million partially offset by the paydown, maturity, or call of securities totaling $201.3 million during the first six months of 2021.

Equity securities consist of investments in the preferred stock of domestic banks. Equity securities are held at fair value. The fair value of equity securities totaled $9.2 million at September 30, 2021 compared to $9.0 million at December 31, 2020.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of September 30, 2021 and December 31, 2020. As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”).

At September 30, 2021 and December 31, 2020, the investment in FHLB of Pittsburgh capital stock totaled $3.4 million and $2.9 million, respectively. At both September 30, 2021 and December 31, 2020, ACBB capital stock totaled $143,000. Both the FHLB and ACBB issued dividend payments during the third quarter of 2021.

Premises and Equipment

The balance of premises and equipment increased to $125.3 million at September 30, 2021 from $123.2 million at December 31, 2020. The increase was primarily due to premises and equipment expenditures of $8.5 million less depreciation and amortization expenses of $6.4 million during the first nine months of 2021. A new store was opened in Deptford, NJ in June 2021 bringing the total store count to thirty-two at September 30, 2021 compared to thirty-one locations at December 31, 2020. There are also sites in various stages of development for future store locations.

Other Real Estate Owned

At September 30, 2021 and December 31, 2020, the balance of other real estate owned was $532,000 and $1.2 million, respectively.

Operating Leases – Right of Use Asset

Under ASC 842, the right-of-use asset is valued as the initial amount of the lease liability obligation adjusted for any initial direct costs, prepaid or accrued rent, and any lease incentives. At September 30, 2021 and December 31, 2020, the balance of operating leases – right-of-use asset was $76.8 million and $72.9 million, respectively.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings, and time deposits, are Republic’s major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships. Total deposits increased by $958.3 million to $5.0 billion at September 30, 2021 from $4.0 billion at December 31, 2020. We constantly focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction. This strategy has also allowed us to build a stable core-deposit base and nearly eliminate our dependence upon the more volatile sources of funding found in brokered and internet certificates of deposit. Our participation in the PPP loan program resulted in significant growth in new deposit relationships over the last twelve months. Many of those applicants were so pleased with their experience during the PPP process that they chose to move their primary banking relationship to Republic.

Other Borrowings

As part of the CARES Act, the Federal Reserve Bank of Philadelphia offered secured discounted borrowings to banks that originated PPP loans through the Paycheck Protection Program Liquidity Facility or PPPLF program. The Company did not pledge any PPP loans or borrow any funds as part of the PPPLF program at September 30, 2021 since the PPPLF program was discontinued on July 30, 2021. The Company pledged $634 million of PPP loans to the Federal Reserve Bank of Philadelphia to borrow $634 million of funds at a rate of 0.35% at December 31, 2020. The borrowings were repaid in full during the first week following quarter end.

Operating Lease Liability Obligation

Under ASC 842, the operating lease liability obligation is calculated as the present value of the lease payments, using the discount rate specified in the lease, or if that is not available, our incremental borrowing rate. At September 30, 2021 and December 31, 2020, the balance of the operating lease liability obligation was $83.4 million and $77.6 million, respectively.

Shareholders’ Equity

Total shareholders’ equity increased $15.4 million to $323.5 million at September 30, 2021 compared to $308.1 million at December 31, 2020. The increase was primarily due to net income of $16.5 million during the first nine months of 2021.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

We reported net income available to common shareholders of $5.2 million, or $0.08 per diluted share per diluted share, for the three months ended September 30, 2021 compared to a net loss of $966,000, or ($0.02) per diluted share for the three months ended September 30, 2020. Earnings in 2021 were positively impacted by our growth in net interest income and our ongoing focus on cost control initiatives to limit expense growth. Earnings in 2020 were negatively impacted by a non-recurring goodwill impairment charge of $5.0 million.

Net interest income was $31.4 million for the three month period ended September 30, 2021 compared to $22.9 million for the three months ended September 30, 2020. Interest income increased $7.2 million, or 25%, primarily due to an primarily due to an increase in average investment securities balances and an increase in the average yield on loan receivable balances. Interest expense decreased $1.3 million, or 23%, primarily due to a decrease in the average rate paid on deposit balances. The net interest margin increased by 19 basis points to 2.54% during the third quarter of 2021 compared to 2.35% during the third quarter of 2020.

We recorded a provision for loan losses in the amount of $900,000 for the three months ended September 30, 2021 and a provision for loan losses in the amount of $850,000 for the three months ended September 30, 2020. The provision recorded is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.

Non-interest income decreased by $2.7 million to $7.3 million during the three months ended September 30, 2021 compared to $10.0 million during the three months ended September 30, 2020. The decrease during the three months ended September 30, 2021 was primarily due to a decrease in mortgage banking income driven by lower mortgage loan originations partially offset by an increase in service fees on deposit accounts.

Non-interest expenses decreased $3.8 million to $29.8 million during the three months ended September 30, 2021 compared to $33.6 million during the three months ended September 30, 2020. This decrease was primarily driven by a non-recurring goodwill impairment charge totaling $5.0 million recorded during the third quarter of 2020. Cost control measures implemented by management also have had a positive effect in limiting expense growth in other areas of operations.

We recorded a provision for income taxes in the amount of $2.0 million during the three months ended September 30, 2021 compared to a $503,000 benefit for income taxes during the three months ended September 30, 2020.

Return on average assets and average equity from continuing operations was 0.47% and 7.47%, respectively, during the three months ended September 30, 2021 compared to (0.09%) and (1.40%), respectively, for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

We reported net income available to shareholders of $16.5 million, or $0.25 per diluted share, for the nine months ended September 30, 2021 compared to net income of $953,000, or $0.02 per diluted share, for the nine months ended September 30, 2020. The increase in earnings year over year was primarily driven by growth in revenue along with the cost control measures implemented by management to limit expense growth. We continue to focus on growing revenue at a greater rate than expenses as we execute our growth strategy and expand our store network. Earnings in 2020 were negatively impacted by a non-recurring goodwill impairment charge of $5.0 million.

Net interest income for the nine months ended September 30, 2021 was $93.5 million as compared to $66.1 million for the nine months ended September 30, 2020. Interest income increased $23.9 million, or 28%, primarily due to an increase in average loans receivable and investment securities balances. Interest expense decreased $3.6 million, or 20%, primarily due to a decrease in the average rate paid on deposit balances. The net interest margin increased to 2.71% during nine months ended September 30, 2021 compared to 2.53% during the nine months ended September 30, 2020.

We recorded a provision for loan losses of $3.9 million for the nine months ended September 30, 2021 compared to a provision for loan losses of $2.8 million for the nine months ended September 30, 2020. The provision recorded is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The increase in the provision year over year was a result of an increase in both the allowance required for loans collectively and individually evaluated for impairment. The increase related to the allowance for loans collectively evaluated for impairment was largely associated with assumptions and estimates related to the uncertainty surrounding the economic environment caused by the impact of the COVID-19 pandemic.

Non-interest income increased $272,000 to $25.3 million during the nine months ended September 30, 2021 compared to $25.0 million during the nine months ended September 30, 2020. The increase during the nine months ended September 30, 2021 was primarily due to increases in service fees and deposit accounts, gains on the sale of SBA loans, and loan and serving fees partially offset by decreases in gains from the sale of investment securities and mortgage banking income.

Non-interest expenses increased $2.1 million to $89.6 million during the nine months ended September 30, 2021 as compared to $87.5 million during the nine months ended September 30, 2020. This increase was primarily a result of growth in salaries and employee benefit costs in addition to higher occupancy and equipment expense driven by our growth and expansion strategy. Cost control measures implemented by management have had a positive effect in limiting overall expense growth.

We recorded a provision for income taxes in the amount of $6.1 million during the nine months ended September 30, 2021 compared to a $158,000 benefit for income taxes during the nine months ended September 30, 2020.

Return on average assets and average equity from continuing operations were 0.52% and 8.07%, respectively, during the nine months ended September 30, 2021 compared to 0.03% and 0.49, respectively, for the nine months ended September 30, 2020.

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

Average Balances and Net Interest Income

	For the three months ended September 30, 2021			For the three months ended September 30, 2020
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$480,166	$182	0.15%	$383,632	$99	0.10%
Investment securities and restricted stock (2)	1,948,532	8,240	1.68%	908,166	3,784	1.67%
Loans receivable (2)	2,495,611	27,493	4.37%	2,617,981	24,829	3.77%
Total interest-earning assets	4,924,309	35,915	2.89%	3,909,779	28,712	2.92%
Other assets	248,095			269,111
Total assets	$5,172,404			$4,178,890

Interest-earning liabilities:
Demand – non-interest bearing	$1,301,102			$1,043,116
Demand – interest bearing	2,022,477	3,165	0.62%	1,541,837	3,056	0.79%
Money market & savings	1,219,009	837	0.27%	980,979	1,613	0.65%
Time deposits	193,816	281	0.58%	217,554	884	1.62%
Total deposits	4,736,404	4,283	0.36%	3,783,486	5,553	0.58%
Total interest-bearing deposits	3,435,302	4,283	0.49%	2,740,370	5,553	0.81%
Other borrowings	11,276	53	1.86%	32,343	77	0.95%
Total interest-bearing liabilities	3,446,578	4,336	0.50%	2,772,713	5,630	0.81%
Total deposits and other borrowings	4,747,680	4,336	0.36%	3,815,829	5,630	0.59%
Non-interest bearing other liabilities	100,773			87,878
Shareholders’ equity	323,951			275,183
Total liabilities and shareholders’ equity	$5,172,404			$4,178,890
Net interest income (2)		$31,579			23,082
Net interest spread			2.39%			2.11%
Net interest margin (2)			2.54%			2.35%

(1) Yields on investments are calculated based on amortized cost.

(2)Net interest income and net interest margin are presented on a tax equivalent basis, a Non-GAAP measure. Net interest income has been increased over the financial statement amount by $137 and $152 for the three months ended September 30, 2021 and 2020, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Average Balances and Net Interest Income

	For the nine months ended September 30, 2021			For the nine months ended September 30, 2020
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$332,590	$294	0.12%	$221,698	$438	0.26%
Investment securities and restricted stock (2)	1,691,294	21,579	1.71%	1,032,289	15,687	2.03%
Loans receivable (2)	2,609,622	86,086	4.41%	2,255,283	68,032	4.03%
Total interest-earning assets	4,633,506	107,959	3.12%	3,509,270	84,157	3.20%
Other assets	262,383			265,498
Total assets	$4,895,889			$3,774,768

Interest-earning liabilities:
Demand – non-interest bearing	$1,207,065			$891,385
Demand – interest bearing	1,945,074	9,706	0.67%	1,426,181	9,333	0.87%
Money market & savings	1,110,962	2,888	0.35%	864,517	4,827	0.75%
Time deposits	188,613	1,245	0.88%	217,526	3,138	1.93%
Total deposits	4,451,714	13,839	0.42%	3,399,609	17,298	0.68%
Total interest-bearing deposits	3,244,649	13,839	0.57%	2,508,224	17,298	0.92%
Other borrowings	26,019	200	1.03%	29,932	293	1.31%
Total interest-bearing liabilities	3,270,668	14,039	0.57%	2,538,156	17,591	0.93%
Total deposits and other borrowings	4,477,733	14,039	0.42%	3,429,541	17,591	0.69%
Non-interest bearing other liabilities	101,678			85,481
Shareholders’ equity	316,478			259,746
Total liabilities and shareholders’ equity	$4,895,889			$3,774,768
Net interest income (2)		$93,920			$66,566
Net interest spread			2.55%			2.27%
Net interest margin (2)			2.71%			2.53%

(1)Yields on investments are calculated based on amortized cost.

(2)Net interest income and net interest margin are presented on a tax equivalent basis, a Non-GAAP measure. Net interest income has been increased over the financial statement amount by $407 and $455 for the nine months ended September 30, 2021 and 2020, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	For the three months ended September 30, 2021 vs. 2020			For the nine months ended September 30, 2021 vs. 2020
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$47	$36	$83	$98	$(242)	$(144)
Securities	4,429	27	4,456	8,408	(2,516)	5,892
Loans	(1,983)	4,647	2,664	10,891	7,163	18,054
Total interest-earning assets	2,493	4,710	7,203	19,397	4,405	23,802

Interest expense:
Deposits
Interest-bearing demand deposits	745	(636)	109	2,592	(2,219)	373
Money market and savings	152	(928)	(776)	600	(2,539)	(1,939)
Time deposits	(28)	(574)	(602)	(191)	(1,702)	(1,893)
Total deposit interest expense	869	(2,138)	(1,269)	3,001	(6,460)	(3,459)
Other borrowings	(19)	(6)	(25)	(11)	(82)	(93)
Total interest expense	850	(2,144)	(1,294)	2,990	(6,542)	(3,552)
Net interest income	$1,643	$6,854	$8,497	$16,407	$(10,947)	$27,354

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the three months ended September 30, 2021 increased $8.5 million, or 37%, over the same period in 2020. Interest income on interest-earning assets totaled $35.9 million and $28.7 million for the three months ended September 30, 2021 and 2020, respectively. The increase in interest income earned was primarily the result of an increase in the average balance of investment securities and the average yield on loans receivable. In addition, $3.9 million in origination fees related to PPP loans were recognized during the three months ended September 30, 2021. Total interest expense for the three months ended September 30, 2021 decreased by $1.3 million, or 23%, to $4.3 million from $5.6 million for the same period in 2020. Interest expense on deposits decreased by $1.3 million, or 23%, for the three months ended September 30, 2021 versus the same period in 2020 due primarily to a decrease in the average rate on deposit balances. Interest expense on other borrowings decreased by $25,000 for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily due to a decrease in the average balance on overnight borrowings.

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the nine months ended September 30, 2021 increased $27.4 million, or 41%, over the same period in 2020. Interest income on interest-earning assets totaled $108.0 million and $84.2 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in interest income earned was primarily the result of an increase in the average balances of loans receivable and investment securities related to our growth and expansion strategy. In addition, $16.0 million in origination fees related to PPP loans were recognized during the nine months ended September 30, 2021. Total interest expense for the nine months ended September 30, 2021 decreased by $3.6 million, or 20%, to $14.0 million from $17.6 million for the same period in 2020. Interest expense on deposits decreased by $3.5 million, or 20%, for the nine months ended September 30, 2021 versus the same period in 2020 due primarily to a decrease in the average rate on deposit balances. Interest expense on other borrowings decreased by $93,000 for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to a decrease in the average rate overnight borrowings.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 2.39% during the three months ended September 30, 2021 compared to 2.11% during the three months ended September 30, 2020 and was 2.55% during the nine months ended September 30, 2021 compared to 2.27% during nine months ended September 30, 2020. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. For the three months ended September 30, 2021 and September 30, 2020, the fully tax-equivalent net interest margin was 2.54% and 2.35%, respectively. For the nine months ended September 30, 2021 and September 30, 2020, the fully tax-equivalent net interest margin was 2.71% and 2.53%, respectively.

Provision for Loan Losses

We recorded an $900,000 provision for loan losses for the three months ended September 30, 2021 as compared to $850,000 provision for the three months ended September 30, 2020. We recorded a $3.9 million provision for loan losses for the nine months ended September 30, 2021 as compared to $2.8 million for the nine months ended September 30, 2020. During the three and nine months ended September 30, 2021, there was an increase in the allowance required for loans collectively evaluated for impairment which has been adjusted for certain qualitative factors, specifically those factors that account for the state of the economic environment that Republic is doing business in, as well as the nature of and concentration in certain credit types within the loan portfolio. The increase was also partially driven by the allowance required for loans individually evaluated for impairment. The provision recorded at the three and nine months ended September 30, 2021 is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.

As a result of the changes in economic conditions caused by the pandemic, we have increased the qualitative factors for certain components included in the allowance for loan loss calculation. We have also taken into consideration the probable impact that the various stimulus initiatives provided through the CARES Act and Economic Aid Act, along with other government programs, may have to assist borrowers during this period of economic stress. We believe the combination of ongoing communication with our customers, loan payment deferrals, increased focus on risk management practices, and access to government programs such as the PPP Program should continue to help mitigate potential future period losses. Although the economy has begun to demonstrate signs of recovery, many key economic indicators have not returned to pre-pandemic levels and the potential for a resurgence of COVID infection rates remains a possibility. Based on the incurred loss methodology currently utilized by the Bank, the provision for loan losses and charge-offs may be impacted in future periods, but more time is needed to fully understand the magnitude and severity of the economic downturn caused by the COVID pandemic and the corresponding impact on our loan portfolio.

We have elected to defer the adoption of ASU` 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as permitted by the Economic Aid Act approved in December 2020 until January 1, 2022.

Non‑Interest Income

Total non-interest income for the three months ended September 30, 2021 decreased $2.7 million, or 27%, compared to the three months ended September 30, 2020. Mortgage banking income totaled $2.4 million during the three months ended September 30, 2021 which represents a decrease of $2.6 million from the same period in 2020. The decrease in mortgage banking income was a result of a decrease in residential mortgage loan originations year over year. No gains were recognized on the sale of investment securities during the three months ended September 30, 2021 compared to gains of $279,000 on the sale of investment securities during the three months ended September 30, 2020. Gains on the sale of SBA loans totaled $641,000 for the three months ended September 30, 2021, a decrease of $8,000, compared to $649,000 for the same period in 2020. Service fees on deposit accounts totaled $3.3 million for the three months ended September 30, 2021 which represents an increase of $1.1 million over the same period in 2020. This increase was due to the growth in the number of customer accounts and transaction volume in addition to revenue growth from ATM and debit card transactions driven by the conversion to Visa earlier this year. Loan and servicing fees totaled $946,000 for the three months ended September 30, 2021 which represents an increase of $29,000 from the same period in 2020.

Total non-interest income for the nine months ended September 30, 2021 increased $272,000, or 1%, compared to the nine months ended September 30, 2020. Service fees on deposit accounts totaled $10.5 million for the nine months ended September 30, 2021 which represents an increase of $4.3 million over the same period in 2020. This increase was due to the growth in the number of customer accounts and transaction volume in addition to revenue growth from ATM and debit card transactions driven by the conversion to Visa earlier this year.. Gains on the sale of SBA loans totaled $2.0 million for the nine months ended September 30, 2021, an increase of $468,000, compared to $1.6 million for the same period in 2020. Loan and servicing fees totaled $2.2 million for the nine months ended September 30, 2021 which represents an increase of $87,000 from the same period in 2020. Gains of $2,000 were recognized on the sale of investment securities during the nine months ended September 30, 2020 compared to gains of $2.8 million on the sale of investment securities during the nine months ended September 30, 2020. Mortgage banking income totaled $9.9 million for the nine months ended September 30, 2021, a decrease of $940,000, compared to $10.8 million during the nine months ended September 30, 2020. The decrease in mortgage banking income was a result of a decrease in residential mortgage loan originations year over year.

Non‑Interest Expenses

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Non-interest expenses decreased $3.8 million, or 11%, for the three months ended September 30, 2021 compared to the same period in 2020. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits increased by $44,000 for the three months ended September 30, 2021 compared to the same period in 2020. Cost control initiatives which have had a positive effect on salary and benefit costs. There were thirty-two stores open as of September 30, 2021 compared to thirty-one stores at September 30, 2020.

Occupancy expense, including depreciation and amortization expenses, increased by $165,000, or 3%, for the three months ended September 30, 2021 compared to the same period in 2020, as a result of our continuing growth and expansion strategy.

Other real estate expenses totaled $119,000 during the three months ended September 30, 2021, an increase of $39,000, or 49%, compared to the same period in 2020. The increase is related to higher costs on foreclosed assets held in 2021 as compared to 2020.

All other non-interest expenses decreased by $4.1 million, or 30%, for the three months ended September 30, 2021 compared to the same period last year. Decreases in goodwill impairment, advertising, debit card processing, appraisal and other loan expenses, and other expenses contributed to the decrease in other operating expenses. A one-time goodwill impairment charge of $5.0 million was recorded in the third quarter of 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Non-interest expenses increased $2.4 million, or 2%, for the nine months ended September 30, 2021 compared to the same period in 2020. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits increased by $3.1 million, or 7%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was driven by merit increases and a new store opening in Deptford, NJ, during 2021. There were thirty-two stores open as of September 30, 2021 compared to thirty-one stores at September 30, 2020.

Occupancy expense, including depreciation and amortization expenses, increased by $1.2 million, or 8%, for the nine months ended September 30, 2021 compared to the same period in 2020, as a result of our continuing growth and expansion strategy.

Other real estate expenses totaled $710,000 during the nine months ended September 30, 2021, an increase of $273,000, or 62%, compared to the same period in 2020. The increase is related to higher costs on foreclosed assets held in 2021 as compared to 2020.

All other non-interest expenses decreased by $2.4 million, or 8%, for the nine months ended September 30, 2021 compared to the same period last year. Decreases in goodwill impairment, advertising, debit card processing, legal, and other expenses contributed to the decrease in other operating expenses. A one-time goodwill impairment charge of $5.0 million was recorded in the third quarter of 2020.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net non-interest expenses to average assets, a non-GAAP measure. For the purposes of this calculation, net non-interest expenses equal non-interest expenses less non-interest income. For the three months ended September 30, 2021, this ratio was 1.72% compared to 2.24% for the three months ended September 30, 2020. For the nine months ended September 30, 2021, the ratio was 1.76% compared to 2.21% for the nine months ended September 30, 2020, respectively. The decrease in this ratio was mainly due to the increase in average assets and the goodwill impairment charge recognized in 2020 which did not recur in 2021.

Another productivity measure utilized by management is the operating efficiency ratio, a non-GAAP measure. This ratio expresses the relationship of non-interest expenses to net interest income plus non-interest income. For the three months ended September 30, 2021, the operating efficiency ratio was 76.8% compared to 101.9% for the three months ended September 30, 2020. The operating efficiency ratio was 75.5% for the nine months ended September 30, 2021 compared to 96.1% for the nine months ended September 30, 2020. The decrease in this ratio for three and nine months ended September 30, 2020 was due to net interest income and non-interest income increasing at a faster rate than non-interest expenses.

Benefit for Income Taxes

We recorded a provision for income taxes in the amount of $2.0 million for the three months ended September 30, 2021, compared to a $503,000 benefit for the three months ended September 30, 2020. For the nine months ended September 30, 2021, we recorded a provision for income taxes of $6.1 million compared to a $158,000 benefit for the nine months ended September 30, 2020. The effective tax rates for the three months ended September 30, 2021 and 2020 were 25% and (34%), respectively. For the nine months ended September 30, 2021 and 2020, the effective tax rates were 24% and (20%), respectively. Differences in the effective tax rates are a result of the level of tax exempt interest income relative to pre-tax income (loss).

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

Based on the guidance provided in ASC 740, we believed that the positive evidence considered at September 30, 2021 and December 31, 2020 outweighed the negative evidence and that it was more likely than not that all of our deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance is not required.

The net deferred tax asset balance was $11.8 million as of September 30, 2021 and $12.0 million as of December 31, 2020. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

Net Income (Loss) and Net Income (Loss) per Common Share

Net income available to common shareholders for the three months ended September 30, 2021 was $5.2 million, an increase of $6.2 million, compared to a net loss of $966,000 recorded for the three months ended September 30, 2020. The increase in earnings year over year was primarily driven by a 37% increase in net interest income. The net interest margin increased to 2.54% for the three month period ended September 30, 2021 compared to 2.35% for the three month period ended September 30, 2020.

Net income available to common shareholders for the nine months ended September 30, 2021 was $16.5 million, an increase of $15.5 million, compared to net income of $953,000 recorded for the nine months ended September 30, 2020. The increase in earnings year over year was primarily driven by a 41% increase in net interest income. The net margin for the nine month period ended September 30, 2021 was 2.71% compared to 2.53% for the nine month period ended September 30, 2021.

For the three month periods ended September 30, 2021 and September 30, 2020, basic net income (loss) per common share was $0.09 and ($0.02) while diluted net income (loss) per share was $0.08 and ($0.02). For the nine month periods ended September 30, 2021 and September 30, 2020, basic net income per common share was $0.28 and $0.02 while diluted net income per common share was $0.25 and $0.02.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) measures our net income in relation to our total average assets. The ROA for the three months ended September 30, 2021 was 0.47% compared to (0.09%) for the three months ended September 30, 2020. The ROA for the nine months ended September 30, 2021 and 2020 was 0.52% and 0.03%, respectively. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by our shareholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 7.47% for the three months September 30, 2021, compared to (1.40%) for the three months ended September 30, 2020. The ROE for the nine months ended September 30, 2021 and 2020 was 8.07% and 0.49%, respectively.

Commitments, Contingencies and Concentrations

Financial instruments with contract amounts representing potential credit risk were commitments to extend credit of approximately $458.9 million and $428.9 million, and standby letters of credit of approximately $27.4 million and $16.6 million, at September 30, 2021 and December 31, 2020, respectively. These financial instruments constitute off-balance sheet arrangements. Commitments often expire without being drawn upon. Substantially all of the $458.9 million of commitments to extend credit at September 30, 2021 were committed as variable rate credit facilities.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment, and accounts receivable. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of liability as of September 30, 2021 and December 31, 2020 for guarantees under standby letters of credit issued is not material.

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

Management believes that the Company and Republic met, as of September 30, 2021 and December 31, 2020, all applicable capital adequacy requirements. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed this categorization.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

The following table presents our regulatory capital ratios at September 30, 2021, and December 31, 2020.

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2021:

Total risk-based capital
Republic	$338,585	12.18%	$222,413	8.00%	$291,917	10.50%	$278,016	10.00%
Company	352,763	12.64%	223,199	8.00%	292,949	10.50%	-	-%
Tier 1 risk-based capital
Republic	321,367	11.56%	166,809	6.00%	236,313	8.50%	222,413	8.00%
Company	335,545	12.03%	167,399	6.00%	237,149	8.50%	-	-%
CET 1 risk-based capital
Republic	321,367	11.56%	125,107	4.50%	194,611	7.00%	180,710	6.50%
Company	276,220	9.90%	125,549	4.50%	195,299	7.00%	-	-%
Tier 1 leveraged capital
Republic	320,335	6.23%	206,255	4.00%	206,255	4.00%	257,819	5.00%
Company	323,513	6.49%	206,656	4.00%	206,656	4.00%	-	-%

At December 31, 2020:

Total risk-based capital
Republic	$298,291	12.36%	$193,062	8.00%	$253,394	10.50%	$241,327	10.00%
Company	326,554	13.50%	193,498	8.00%	253,967	10.50%	-	-%
Tier 1 risk-based capital
Republic	285,316	11.82%	144,796	6.00%	205,128	8.50%	193,062	8.00%
Company	313,579	12.96%	145,124	6.00%	205,592	8.50%	-	-%
CET 1 risk-based capital
Republic	285,316	11.82%	108,597	4.50%	168,929	7.00%	156,863	6.50%
Company	254,254	10.51%	108,843	4.50%	169,311	7.00%	-	-%
Tier 1 leveraged capital
Republic	287,114	7.44%	153,414	4.00%	153,414	4.00%	191,767	5.00%
Company	308,113	8.17%	153,621	4.00%	153,621	4.00%	-	-%

Dividend Policy

On August 26, 2020, the Company completed an offering of 2,000,000 shares of 7.00% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $25.00 per share. The Company received net proceeds of $48.3 million from the offering, after deducting offering costs. The Company will pay dividends on the Series A Preferred Stock when and if declared by its board of directors or an authorized committee thereof. If declared, dividends will be due and payable at a rate of 7.00% per annum, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year. During the three month and nine month period ended September 30, 2021, dividends of $875,000 and $2.6 million were declared and paid on preferred stock compared to $923,000 during the three month period ended December 31, 2020.

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $384.0 million at September 30, 2021, compared to $775.3 million at December 31, 2020. Loan maturities and repayments are another source of asset liquidity. At September 30, 2021, Republic estimated that more than $110.0 million of loans would mature or repay in the six month period ending March 31, 2022. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At September 30, 2021, we had outstanding commitments (including unused lines of credit and letters of credit) of $458.9 million. Certificates of deposit scheduled to mature in one year totaled $158.6 million at September 30, 2021. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds, or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh.  Our maximum borrowing capacity with the FHLB was $1.2 billion at September 30, 2021. At September 30, 2021 and December 31, 2020, we had no outstanding term borrowings and no outstanding overnight borrowings with the FHLB. As of September 30, 2021 and December 31, 2020, FHLB had issued letters of credit, on Republic’s behalf, totaling $150.0 million against our available credit line. We also established a contingency line of credit of $10.0 million with ACBB and a Fed Funds line of credit with Zions Bank in the amount of $15.0 million to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit or the Zions Fed Funds line at both September 30, 2021 and December 31, 2020. As part of the CARES Act, the Federal Reserve Bank of Philadelphia offered secured discounted borrowing capacity to banks that originated PPP loans through the Paycheck Protection Program Liquidity Facility or PPPLF program. The Company did not pledge any PPP loans or borrow any funds as part of the PPPLF program at September 30, 2021. At December 31, 2020, the Company pledged $634 million of PPP loans to the Federal Reserve Bank of Philadelphia to borrow $634 million of funds at a rate of 0.35%. The PPPLF program was discontinued on July 30, 2021

Investment Securities Portfolio

At September 30, 2021, we identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of our asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available-for-sale and are intended to increase the flexibility of our asset/liability management.  Our investment securities classified as available for sale consist primarily of SBAs, CMOs, MBSs, municipal securities, and corporate bonds.  Available for sale securities totaled $880.5 million and $528.5 million as of September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, securities classified as available for sale had a net unrealized loss of $4.4 million compared to a net unrealized gain of $1.3 million at December 31, 2020.

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $45.0 million at September 30, 2021. Individual customers may have several loans often secured by different collateral.

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

The following table shows information concerning loan delinquency and non‑performing assets as of the dates indicated (dollars in thousands):

	September 30, 2021	December 31, 2020
Loans accruing, but past due 90 days or more	$13	$612
Non-accrual loans	12,932	12,246
Total non-performing loans	12,945	12,858
Other real estate owned	532	1,188
Total non-performing assets	$13,477	$14,046

Non-performing loans as a percentage of total loans, net of unearned income	0.52%	0.49%
Non-performing assets as a percentage of total assets	0.25%	0.28%

Non-performing asset balances decreased by $569,000 to $13.5 million as of September 30, 2021 from $14.0 million at December 31, 2020. Non-accrual loans increased $686,000 to $12.9 million at September 30, 2021, from $12.2 million at December 31, 2020 due primarily to $1.7 million in transfers offset by payments of $1.0 million during the nine months ended September 30, 2021. There were $13,000 in loans accruing, but past due 90 days or more at September 30, 2021 compared to $612,000 at December 31, 2020. At September 30, 2021 and December 31, 2020, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

The following table presents our 30 to 89 days past due loans at September 30, 2021 and December 31, 2020.

(dollars in thousands)	September 30,	December 31,
	2021	2020
30 to 59 days past due	$21	$2,321
60 to 89 days past due	4,504	938
Total loans 30 to 89 days past due	$4,525	$3,259

Loans with payments 30 to 59 days past due decreased to $21,000 at September 30, 2021. This decrease was driven primarily by $2.3 million in loans that are now current. Loans with payments 60 to 89 days past due increased to $4.5 million at September 30, 2021 due to the addition of two loans totaling $4.5 million offset by $900 thousand in loans that are now current.

Other Real Estate Owned

The balance of other real estate owned was $532,000 at September 30, 2021 and $1.2 million at December 31, 2020. The following table presents a reconciliation of other real estate owned for the nine months ended September 30, 2021 and the year ended December 31, 2020:

(dollars in thousands)	September 30, 2021	December 31, 2020
Beginning Balance, January 1st	$1,188	$1,730
Additions	168	233
Valuation adjustments	(670)	(31)
Dispositions	(154)	(744)
Ending Balance	$532	$1,188

At September 30, 2021, we had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

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

An analysis of the allowance for loan losses for the nine months ended September 30, 2021 and 2020, and the twelve months ended December 31, 2020 is as follows:

(dollars in thousands)	For the nine months ended September 30, 2021	For the twelve months ended December 31, 2020	For the nine months ended September 30, 2020

Balance at beginning of period	$12,975	$9,266	$9,266
Charge‑offs:
Commercial real estate	-	-	-
Construction and land development	-	-	-
Commercial and industrial	60	333	84
Owner occupied real estate	-	48	48
Consumer and other	48	107	67
Residential mortgage	-	67	67
Paycheck protection program	-	-	-
Total charge‑offs	108	555	266
Recoveries:
Commercial real estate	-	-	-
Construction and land development	-	3	2
Commercial and industrial	162	48	38
Owner occupied real estate	88	1	1
Consumer and other	201	12	10
Residential mortgage	-	-	-
Paycheck protection program	-	-	-
Total recoveries	451	64	51
Net charge‑offs/(recoveries)	(343)	491	215
Provision for loan losses	3,900	4,200	2,800
Balance at end of period	$17,218	$12,975	$11,851

Average loans outstanding(1)	$2,609,622	$2,359,169	$2,255,283
As a percent of average loans:(1)
Net charge‑offs (annualized)	0.02%	0.02%	0.01%
Provision for loan losses (annualized)	0.20%	0.18%	0.17%
Allowance for loan losses	0.66%	0.55%	0.53%
Allowance for loan losses to:
Total loans, net of unearned income	0.69%	0.49%	0.45%
Total non‑performing loans	133.01%	100.91%	95.20%

(1)Includes non-accruing loans.

We recorded a provision for loan losses of $900,000 for the three month period ended September 30, 2021 and $3.9 million for the nine months ended September 30, 2021. We recorded a provision for loan losses of $850,000 for the three month period ended September 30, 2020 and $2.8 million for the nine months ended September 30, 2020. The provision recorded is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.

As a result of the changes in economic conditions caused by the pandemic, we have increased the qualitative factors for certain components included in the allowance for loan loss calculation. We have also taken into consideration the probable impact that the various stimulus initiatives provided through the CARES Act and Economic Aid Act, along with other government programs, may have to assist borrowers during this period of economic stress. We believe the combination of ongoing communication with our customers, loan payment deferrals, increased focus on risk management practices, and access to government programs such as the PPP Program should continue to help mitigate potential future period losses. Although the economy has begun to demonstrate signs of recovery, many key economic indicators have not returned to pre-pandemic levels and the potential for a resurgence in COVID infections remains a possibility. Based on the incurred loss methodology currently utilized by the Bank, the provision for loan losses and charge-offs may be impacted in future periods, but more time is needed to fully understand the magnitude and severity of the economic downturn caused by the COVID pandemic and the corresponding impact on our loan portfolio.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 133% at September 30, 2021, compared to 101% at December 31, 2020 and 95% at September 30, 2020. Total non-performing loans were $12.9 million, $12.9 million, and $12.4 million at September 30, 2021, December 31, 2020 and September 30, 2020, respectively.

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

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category. The amount of non-performing loans for which partial charge-offs have been recorded amounted to $5.3 million at September 30, 2021 and $4.4 million December 31, 2020.

The following table provides additional analysis of partially charged-off loans.

(dollars in thousands)	September 30, 2021	December 31, 2020
Total nonperforming loans	$12,945	$12,858
Nonperforming and impaired loans with partial charge-offs	5,334	4,398

Ratio of nonperforming loans with partial charge-offs to total loans	0.21%	0.17%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	41%	34%
Coverage ratio net of nonperforming loans with partial charge-offs	323%	295%

Our charge-off policy is reviewed on an annual basis and updated as necessary. During the nine month period ended September 30, 2021, there were no changes made to this policy.

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2021 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2021.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL; (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: November 8, 2021	By:	/s/ Vernon W. Hill, II
Vernon W. Hill, II
Chief Executive Officer (principal executive officer)

Date: November 8, 2021	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)