Form 10-K
period 2021-12-31
REPUBLIC FIRST BANCORP INC
filed 2022-10-26
CIK 834285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-17007

REPUBLIC FIRST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2486815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South 16th Street, Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code 215-735-4422

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FRBK	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $212,546,594 based on the last sale price on Nasdaq Global Market on June 30, 2021.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	63,787,064
Title of Class	Number of Shares Outstanding as of October 18, 2022

DOCUMENTS INCORPORATED BY REFERENCE

None

ii

PART I

Item 1: Business

Throughout this Annual Report on Form 10-K, the registrant, Republic First Bancorp, Inc., is referred to as the “Company” or as “we,” “our” or “us”. The Company’s website address is www.myrepublicbank.com. The information on this website is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K. This website is, and is only intended to be, for reference purposes only. The Company makes available free of charge on or through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).  The Company’s SEC filings are also available through the SEC’s website at www.sec.gov.

Forward Looking Statements

This document contains “forward-looking statements,” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements, which are statements other than statements of historical fact, can be identified by words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects,” “forecasts,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “target,” “pursue,” “outlook,” “maintain,” or similar expressions, or when we discuss our guidance, strategy, goals, vision, mission, opportunities, projections or intentions.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, and in addition to the “Risk Factors” discussed elsewhere in this Form 10-K or included in other documents that we file with the SEC from time to time, risks or uncertainties can arise with changes in or related to:

●	deterioration in general economic conditions;

●	the effects of inflation and changes in interest rates;

●	changes in customer behavior, including consumer spending, borrowing and savings habits;

●	changes in the adequacy of our allowance for credit losses and our methodology for determining such allowance;

●	adverse changes in our loan portfolio and credit risk-related losses and expenses;

●	changes in concentrations within our loan portfolio, including our exposure to commercial real estate loans, and to our primary service area;

●	our ability to identify, negotiate, secure and develop new store locations and renew, modify, or terminate leases or dispose of properties for existing store locations effectively;

●

business conditions in the financial services industry, including competitive pressure among financial services companies, new service and product offerings by competitors, price pressures and similar items;

●	changes in deposit flows and loan demand;

●	the regulatory environment, including evolving banking industry standards, changes in legislation or regulation;

●	our securities portfolio and the valuation of our securities;

●	changes in accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements;

●	operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics;

●	our ability to regain compliance with Nasdaq Listing Rule 5250(c)(1);

●	the failure to maintain current technologies;

●	difficult business and economic conditions that can adversely affect our industry and business, including competition, fraudulent activity and negative publicity;

●	risks associated with Small Business Administration loans;

●	failure to attract or retain key employees;

●	our ability to access cost-effective funding;

●	fluctuations in real estate values;

●	the continuing impact of the COVID-19 pandemic on our business and results of operation;

●	the ability of Republic Bank to make distributions to us, which is restricted by certain factors, including Republic Bank’s retained earnings, net income and prior distributions made;

●	strategic transactions we may enter into;

●	litigation liabilities, including costs, expenses, settlements and judgments;

●	the effects of war or armed conflict in other countries, acts of terrorism, or other events that may affect general economic conditions; and

●	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s beliefs only as of the date hereof.  Except as required by applicable law or regulation, we do not undertake, and specifically disclaim any obligation, to update or revise any forward-looking statements to reflect any changed assumptions, any unanticipated events or any changes in the future.  Significant factors which could have an adverse effect on the operations and future prospects of the Company are detailed in the “Risk Factors” section included under Item 1A of Part I of this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K that we will file hereafter, which could cause actual results to differ from those projected.  Readers should carefully review the risk factors included in this Annual Report on Form 10-K and in other documents the Company files from time to time with the SEC.

General

Republic First Bancorp, Inc. was organized and incorporated under the laws of the Commonwealth of Pennsylvania in 1987 and is the holding company for Republic First Bank, which does business under the name Republic Bank, and is referred to as “Republic” or the “Bank” throughout this document.  Republic offers a variety of credit and depository banking services. Such services are offered to individuals and businesses primarily in the Greater Philadelphia, Southern New Jersey, and the New York City areas through offices and branches in Philadelphia, Bucks, Delaware, and Montgomery Counties in Pennsylvania, Atlantic, Burlington, Camden, and Gloucester Counties in New Jersey, and New York County in New York.

Historically, our primary objective had been to position ourselves as an alternative to the large financial institutions for commercial banking services in the Greater Philadelphia and Southern New Jersey region. However, in 2008, we made a strategic shift in our business approach, redirecting our efforts toward the creation of a major retail bank that would meet an important need in our existing marketplace. Focused on delivering high levels of customer service and satisfaction, driving innovation, developing a bold brand and creating shareholder value, Republic Bank sought to offer a banking experience that would turn customers into Fans. As other banks began to turn toward automation for growth, Republic Bank took a different approach and chose not only to embrace advances in technology, but to also define itself by the personal touch.

An important part of that strategic shift toward creating a retail and customer focused bank was the decision in 2010 to rebrand our stores from Republic First Bank to Republic Bank, which had been the name under which we had initially incorporated and operated from 1988-1996. In support of that rebrand, we also renovated and remodeled the majority of our existing branches, which we refer to and operate as stores.  Further, we embraced critical service changes that reframed the Republic Bank brand and experience in the eyes of the consumer to include expanded hours, absolutely free checking, free coin counting, no ATM surcharges, mobile banking and much more.

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

With these significant changes implemented, Republic Bank was then well-positioned to execute an aggressive expansion plan which was given the title, “The Power of Red is Back.” To support this growth strategy, we issued $45 million of common stock through a private placement offering in April 2014, which provided the necessary capital to begin our aggressive expansion plan.

During 2016, we expanded our product offerings through the addition of a residential mortgage lending team. We acquired Oak Mortgage Company in July 2016, which has been fully integrated and is now a division of the Bank. The acquisition of Oak Mortgage allows us to provide our customers with opportunities in the residential lending market.

To strengthen our capital position and prepare for the next stage of growth and expansion, we issued $100 million of our common stock through a registered direct offering in December 2016.

Republic has also become one of the top small business lenders in its market as proven by its performance during 2020 and 2021 in the Paycheck Protection Program (“PPP”) authorized by the CARES Act. Republic originated nearly $1 billion in PPP loans to 7,650 local businesses providing critical funding during an unprecedented economic crisis caused by the COVID-19 pandemic. This culminated in Republic Bank being named “America’s #1 Bank for Service” by Forbes based on a survey conducted during 2020.

In August 2020, we issued $50 million of convertible preferred stock to strengthen our capital position and support our aggressive growth plan. As we expand our footprint we take all steps required to ensure that we do not lose focus on our commitment to extraordinary levels of customer service and satisfaction. In 2020, we expanded our store network by building our signature glass building at new locations in Northfield, New Jersey and Bensalem, Pennsylvania and in 2021 in Deptford, New Jersey. It is our goal to deliver best in class service across all delivery channels including not only our physical store locations, but online and mobile options as well. We continue to make investments in digital and technology tools as we strive to maintain our position as “America’s #1 Bank for Service”.

As of December 31, 2021, we had total assets of approximately $5.6 billion, total shareholders’ equity of approximately $324.2 million, total deposits of approximately $5.2 billion, net loans receivable of approximately $2.5 billion, and net income of $25.2 million with net income of $21.7 million available to common shareholders for the year ended December 31, 2021. We have one reportable segment: community banking. The community bank segment primarily encompasses the commercial loan and deposit activities of Republic, as well as residential mortgage and other consumer loan products in the area surrounding its stores. We provide banking services through the Bank, and do not presently engage in any activities other than traditional banking activities.

Republic Bank

Republic First Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania, and is subject to examination and comprehensive regulation by the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking and Securities. Republic First Bank is a subsidiary of Republic First Bancorp, Inc. Republic First Bank does business under the name of Republic Bank. The deposits held by the Bank are insured, up to applicable limits, by the Deposit Insurance Fund of the FDIC.

Service Area / Market Overview

Our primary service area currently consists of Greater Philadelphia, Southern New Jersey, and New York City. We presently conduct our principal banking activities through 32 branch locations, which we refer to as “stores” throughout this document to reflect our retail-oriented approach to customer service and convenience. Thirteen of these stores are located in Philadelphia and the surrounding suburbs of Plymouth Meeting, Wynnewood, Abington, Media, Fairless Hills, Feasterville, and Bensalem in Pennsylvania. There are seventeen stores located in the Southern New Jersey market in Haddonfield, Voorhees, Glassboro, Marlton, Berlin, Washington Township, Moorestown, Sicklerville, Medford, Cherry Hill, Gloucester Township, Evesboro, Somers Point, Lumberton, Northfield, and Deptford. There are two stores located in New York City at 14th Street & 5th Avenue and 51st Street & 3rd Avenue. Our commercial lending activities extend beyond our primary service area, to include other counties in Pennsylvania, New Jersey, and New York as well as parts of Delaware, Maryland, and other out-of-market opportunities. Our residential lending activities also extend outside of our primary service area, to include other counties in Pennsylvania, New Jersey, and New York, in addition to other states such as Delaware and Florida.

As of June 30, 2021, the Corporation ranked 17th out of 105 financial institutions with a 0.70% deposit market share in Philadelphia-Camden-Wilmington, PA-NJ-DE-MD Metropolitan Statistical Area with 30 stores according to data provided by FDIC Market Share Data.

Competition

We face substantial competition from other financial institutions in our service area.  Competitors include Wells Fargo, Capital One, Citizens, PNC, Santander, TD Bank, and Bank of America, as well as many regional and local community banks. In addition, we compete directly with savings banks, savings and loan associations, finance companies, credit unions, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders, non-bank lenders and other financial and non-financial institutions for deposits, commercial loans, mortgages and consumer loans, as well as other services.  Competition is based upon a number of factors, including the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credit services, service charges, the convenience of facilities, locations and hours of operation, the availability of mobile and internet resources and, in the case of loans to larger commercial borrowers, applicable lending limits. Many of the institutions with which we compete have greater financial resources than we do and offer a wider range of deposit and lending products.

Our legal lending limit to one borrower was approximately $51.2 million at December 31, 2021.  Loans above this amount may be made if the excess over the lending limit is participated to other institutions.  We are subject to potential intensified competition from new branches of established banks in the area as well as new banks that could open in our market area.  There are banks and other financial institutions, which serve surrounding areas, and additional out-of-state financial institutions, which currently, or in the future, may compete in our market. We compete to attract deposits and loan applications both from customers of existing institutions and from customers new to our market and we anticipate a continued increase in competition in our service area.

We believe that an attractive niche exists serving small- to medium-sized business customers not adequately served by our larger competitors, and we will seek opportunities to build commercial relationships to complement our retail strategy.  We believe small to medium-sized businesses will continue to respond in a positive manner to the attentive and highly personalized service we provide.

Products and Services

We offer a range of competitively priced banking products and services, including consumer and commercial deposit accounts, which include checking accounts, interest-bearing demand accounts, money market accounts, certificates of deposit, savings accounts, sweep accounts, and individual retirement accounts. We also offer other traditional banking services, such as secured and unsecured commercial loans, real estate loans, construction and land development loans, automobile loans, home improvement loans, mortgages, home equity and overdraft lines of credit, lockbox services, and other products.  We attempt to offer a high level of personalized service to both our retail and commercial customers.

We also maintain a Small Business Lending team that specializes in the origination of loans guaranteed by the U.S. Small Business Administration (“SBA”) to provide credit to small businesses throughout our service area. This team has consistently been one of the top lenders under the SBA program in our region. For the last several years they have been ranked as one of the top SBA lenders in the tri-state market of Pennsylvania, New Jersey and Delaware based on the dollar volume of loan originations.

We are currently members of the STAR™ and PLUS™ automated teller (ATM) networks, and Allpoint – America’s Largest Surcharge Free ATM Network, which enable us to provide our customers with free access to more than 55,000 ATMs worldwide. We currently have 34 proprietary ATMs located in our store network.

Our lending activities generally are focused on small- and medium-sized businesses within the communities that we serve. Commercial real estate loans represent the largest category within our loan portfolio, amounting to approximately 31% of total loans outstanding at December 31, 2021. Repayment of these loans is, in part, dependent on general economic conditions affecting our customers and various businesses within the community. As a lender, we are subject to credit risk. Economic and financial conditions could have an adverse effect on the ability of our borrowers to repay their loans. To manage the challenges that the economic environment may present we have adopted a conservative loan classification system, continually review and enhance our allowance for credit loss methodology, and perform a comprehensive review of our loan portfolio on a regular basis.

As a result of the addition of Oak Mortgage Company in 2016, we are able to offer residential mortgage loan products to customers throughout our footprint. Our residential mortgage lending activities also extend to geographies outside of our primary service area. A majority of the residential loans originated are currently sold on the secondary market shortly after closing. Oak Mortgage follows the established underwriting policies and guidelines of third-party vendors with whom loans are being sold to maintain compliance, but credit risk still exists in the portfolio. Repayment of residential loans held in the portfolio is, in part, dependent on general economic conditions affecting our customers.

Although management follows established underwriting policies and closely monitors loans through Republic’s loan review officer, credit risk is still inherent in the portfolio. The majority of Republic’s loan portfolio is collateralized with real estate or other collateral; however, a portion of the commercial portfolio is unsecured, representing loans made to borrowers considered to be of sufficient financial strength to merit unsecured financing.  Republic originates both fixed and variable rate commercial loans with terms typically ranging from one to five years. Variable rate loans are generally tied to the national prime rate of interest.

Store Expansion Plans and Growth Strategy

During 2021, we opened a new store in Deptford, New Jersey utilizing our distinctive glass prototype building. The Bank anticipates the continuation of its expansion strategy in 2022. However, as previously announced, the pace of new store openings has and will continue to slow as we deal with the challenging nature of the pandemic, other economic headwinds, including inflation, and the current interest rate environment which may result in compression of the net interest margin. Relocation of other existing store locations may also occur in the future as we continue to enhance our brand and focus on constantly improving the customer experience. The opening or relocation of any store is subject to regulatory approval.

Securities Portfolio

We maintain an investment securities portfolio.  We purchase investment securities that are in compliance with our investment policies, which are approved annually by our Board of Directors.  The investment policies address such issues as permissible investment categories, credit quality, maturities and concentrations.  At December 31, 2021 and 2020, approximately 95% and 91%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. government debt securities or U.S. government agency issued mortgage-backed securities and commercial mortgage obligations. Credit risk associated with these U.S. government debt securities and the U.S. government agency mortgage-backed securities and commercial mortgage obligations is minimal, with risk-based capital weighting factors of 0% and 20%, respectively. The remainder of the securities portfolio consists of municipal securities, corporate bonds, and preferred stock.

Supervision and Regulation

General

Republic, a Pennsylvania state-chartered bank, is not a member of the Federal Reserve System (“Federal Reserve”) and, consequently, is subject to supervision and regulation by the FDIC and the Pennsylvania Department of Banking and Securities. Our bank holding company is subject to supervision and regulation by the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). We are subject to extensive requirements and restrictions under federal and state law, including restrictions on the types and amounts of loans that may be originated and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various federal and state consumer laws and regulations also affect the operations of Republic. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve attempting to control the money supply and credit availability in order to influence market interest rates and the national economy.

The following discussion summarizes certain banking laws and regulations that affect us and Republic. The discussion is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on the Company and the Bank.

Regulation of Republic

Powers and Activities.  The Pennsylvania Banking Code of 1965 (“Banking Code”) contains detailed provisions governing the organization, lending and deposit-taking activities, borrowings, investment authority, branching, payment of dividends, and rights and responsibilities of directors, officers, employees and depositors of Pennsylvania banks. The Banking Code delegates extensive rulemaking power and administrative discretion to the Pennsylvania Department of Banking and Securities in its supervision and regulation of state-chartered banks.

Under federal law, all state-chartered FDIC-insured banks are generally limited in their activities as principal and in their equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations.

The FDIC is also authorized to permit state banks to engage in state authorized activities and investments not permissible for national banks (other than non-subsidiary equity investments) if they meet applicable capital requirements and it is determined that such activities or investments do not pose a risk to the FDIC Deposit Insurance Fund.

Capital Adequacy. Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8%, and a 4% Tier 1 capital to total assets leverage ratio.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.

Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions, such as ours, that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income, up to 45% of net unrealized gains on available for sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for calculating risk-based capital ratios, all assets, including certain off-balance sheet assets, are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

Institutions that have less than $10 billion in total consolidated assets and meet other qualifying criteria may elect to use the optional community bank leverage ratio framework, which requires maintaining a leverage ratio of greater than 8.5% for calendar year 2021 and 9% thereafter, to satisfy the regulatory capital requirements, including the risk-based requirements. Eligible institutions may opt in and out of the community bank leverage ratio framework on their quarterly call reports. Republic did not elect to follow the community bank leverage ratio as of December 31, 2021.

Republic is also subject to capital requirements promulgated by the Pennsylvania Department of Banking and Securities, which generally incorporate federal leverage and risk-based capital requirements.

At December 31, 2021, Republic exceeded all regulatory capital requirements.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after such status is triggered.

Republic is considered “well capitalized” under the FDIC’s prompt corrective action rules.

Transactions with Related Parties. Transactions between a bank and its affiliates are limited by Sections 23A and 23B of the Federal Reserve Act, applicable to FDIC-insured state non-member banks by Section 18(j) of the Federal Deposit Insurance Act (“FDIA”), and its implementing regulations. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies that are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such institution’s capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition, loans or other extensions of credit by the institution to its affiliate are required to be collateralized in accordance with specified requirements. The law also requires that affiliate transactions be on terms and conditions that are substantially the same, or at least as favorable to the institution, as those provided to non-affiliates.

Republic’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act, applicable to FDIC-insured state nonmember banks by Section 18(j) of the FDIA, and Regulation O of the Federal Reserve, generally applicable to FDIC-supervised institutions by Section 337.3 of the FDIC Rules and Regulations. Among other things, these provisions generally require that extensions of credit to insiders:

•     be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•     not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Republic’s Board of Directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Loans to One Borrower Limitations. In accordance with the Banking Code, a Pennsylvania bank, with certain limited exceptions, may not lend to a single borrower, on an unsecured basis, an amount that together with all other indebtedness to that borrower would exceed 15% of its capital accounts, which is defined in the Banking Code as the aggregate of capital, surplus, undivided profits, capital securities and reserve for loan losses of the institution.

Regulatory Restrictions on Dividends. Dividend payments by Republic to the Company are subject to the Banking Code and the FDIA. Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under the Banking Code, Republic would be limited to $83.5 million of dividends payable plus an additional amount equal to its net profit for 2022, up to the date of any such dividend declaration. However, dividends would be further limited to maintain capital ratios as discussed in “Capital Adequacy.”

Federal regulatory authorities have adopted standards for the maintenance of adequate levels of regulatory capital by banks. Adherence to such standards further limits the ability of Republic to pay dividends to us.

Federal Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the FDIC. The general maximum deposit insurance amount is $250,000 per depositor.

Assessments for most insured depository institutions are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. The assessment range (inclusive of possible adjustments) for institutions of Republic’s size is 1.5 basis points to 30 basis points of total assets less tangible equity.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Republic. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of the Bank’s deposit insurance.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), every insured depository institution, including Republic, has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and to merge with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance. Republic’s latest FDIC CRA rating, dated August 12, 2020, was “Outstanding.”

Federal Home Loan Bank System. Republic is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, which is one of eleven regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. As a member of the FHLB of Pittsburgh, Republic is required to acquire and hold a specified amount of shares of capital stock in the FHLB. As of December 31, 2021, Republic was in compliance with this requirement.

Holding Company Regulation

General. As a bank holding company, we are subject to examination, regulation, and periodic reporting under the BHC Act, as administered by the Federal Reserve. We are required to obtain the prior approval of the Federal Reserve to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve approval would be required for us to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.

Activities. A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve has determined by regulation to be closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing securities brokerage services; (4) acting as fiduciary, investment or financial advisor; (5) leasing personal or real property under certain conditions; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings association.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including depository institutions subsidiaries that are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. We have not elected to become a “financial holding company.”

Consolidated Capital Requirements. Bank holding companies with consolidated assets of $3 billion or more are subject to consolidated regulatory capital requirements that are as stringent as those applicable to subsidiary depository institutions. We are in compliance with the bank holding company capital requirements, and the capital conservation buffer, as of December 31, 2021.

Source of Strength. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary.

Dividends. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.

Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. Federal Reserve guidance provides for consultation with and nonobjection by the Federal Reserve prior to the payment of dividends, and stock redemptions or repurchases, under certain circumstances. These regulatory policies could affect our ability to pay dividends, repurchase shares of our common stock or otherwise engage in capital distributions.

Dividend Policy. We have not paid any cash dividends on our common stock, and have no current plans to pay any cash dividends in the foreseeable future. We paid $3.5 million and $923,000 in preferred stock dividends during the years ended December 31, 2021 and 2020, respectively. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Form 10-K for more information.

Pennsylvania Holding Company Regulation. In addition to the federal holding company regulation, as a Pennsylvania incorporated bank holding company, we are also subject to various restrictions on our activities as set forth in Pennsylvania law.

Federal Securities Laws

Our common stock is registered with the SEC under the Exchange Act. We are, therefore, subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporation information. We have policies, procedures and systems designed to ensure compliance with these regulations.

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

Profitability, Monetary Policy and Economic Condition

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

Employees

As of December 31, 2021, we had a total of 556 employees, including 525 full-time employees.

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

Risks Related to the COVID-19 Pandemic

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

Given the ongoing and dynamic nature of the COVID-19 pandemic, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	Demand for our products and services may decline;
•	If the economy worsens, loan delinquencies, problem assets, and foreclosures may increase;
•	Collateral for loans, especially real estate, may decline in value;
•	Our allowance for credit losses may have to be increased if economic conditions worsen or if borrowers experience financial difficulties;
•	The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•	Our cyber security risks are increased as a result of an increase in the number of employees working remotely; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above, or other factors, could materially and adversely affect our business, financial condition, results of operations and prospects.

Risks Related to our Lending Activities

We are subject to credit risk in connection with our lending activities, and our financial condition and results of operations may be negatively impacted by economic conditions and other factors that adversely affect our borrowers.

Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner.  Lending money is a significant part of our banking business.  Borrowers, however, do not always repay their loans.  The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan, and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors.  Despite our efforts, we do and will experience loan losses, and our financial condition and results of operations will be adversely affected. Our non-performing assets were approximately $12.5 million at December 31, 2021. Our allowance for loan losses was approximately $19.0 million at December 31, 2021. Our loans between 30-89 days delinquent totaled $9.6 million at December 31, 2021.

Our concentration of commercial real estate loans could result in increased loan losses and costs of compliance.

At December 31, 2021, commercial real estate loans totaled $780.3 million, or 31.0% of our loan portfolio. Given their larger balances and the complexity of the underlying collateral, commercial real estate loans generally have more risk than the single-family residential loans that we originate. Because the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single-family residential property because there are fewer potential purchasers of the collateral. In addition, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential loans. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred by our single-family residential real estate or consumer loan portfolios.

The commercial real estate market is cyclical and poses risks of loss to us because of the concentration of commercial real estate loans in our loan portfolio, and the lack of diversity in risk associated with such a concentration.  Banking regulators have been giving and continue to give commercial real estate lending greater scrutiny, and banks with larger commercial real estate loan portfolios are expected by their regulators to implement improved underwriting, internal controls, risk management policies and portfolio stress-testing practices to manage risks associated with commercial real estate lending.  In addition, commercial real estate lenders are making greater provisions for credit losses and accumulating higher capital levels as a result of commercial real estate lending exposures.  Additional losses or regulatory requirements related to our commercial real estate loan concentration could materially adversely affect our business, financial condition and results of operations.

Our allowance for credit losses may not be adequate to absorb actual loan losses, and we may be required to make further provisions for credit losses and charge off additional loans in the future, which could materially and adversely affect our business.

We maintain an allowance for credit losses, established through a provision for credit losses accounted for as an expense, which is adequate to absorb losses inherent in our loan portfolio.  If our allowance for credit losses is inadequate, it may have a material adverse effect on our financial condition and results of operations.

The determination of the allowance for credit losses involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for credit losses. Increases in nonperforming loans have a significant impact on our allowance for credit losses.  Our allowance for credit losses may not be adequate to absorb actual loan losses. If trends in the real estate markets were to deteriorate, we could experience increased delinquencies and credit losses, particularly with respect to real estate construction and land acquisition and development loans and one-to four-family residential mortgage loans. As a result, we may have to make provisions for credit losses and charge off loans in the future, which could materially adversely affect our financial condition and results of operations.

In addition to our internal processes for determining loss allowances, bank regulatory agencies periodically review our allowance for credit losses and may require us to increase the provision for credit losses or recognize further loan charge-offs, based on judgments that differ from those of our management.  Any increases in our allowance for credit losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, results of operations and cash flows.

Our mortgage banking revenue and the value of our mortgage servicing rights can be volatile.

In 2021, we originated $579.8 million residential mortgage loans and sold $398.7 million of those loans to investors in the secondary market. The residential mortgage business is highly competitive, and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control.

Because we sell a substantial number of the mortgage loans we originate, the profitability of our mortgage banking business also depends in large part on our ability to originate a high volume of loans and sell them in the secondary market at a gain. In fact, as rates rise, we expect (1) the demand for mortgage loans to fall thereby reducing loan origination volume and (2) increasing industry-wide competitive pressures reducing our pricing margins, both of which would reduce our mortgage revenues. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (1) the existence of an active secondary market and (2) our ability to profitably sell loans or securities into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.

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

We sell a large portion of the mortgage loans that we originate. When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including the GSEs, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require that we repurchase or substitute mortgage loans or indemnify buyers against losses in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan, resulting in these mortgage loans being placed on our books and subjecting us to the risk of a potential default. A subsequent sale of a repurchased mortgage loan could be at a significant discount to the unpaid principal balance. The Company maintains a reserve for repurchased loans. If repurchase and indemnity demands increase and such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations and financial condition may be adversely affected.

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

Risks Related to Accounting and Disclosure Matters

We are required to make significant estimates and assumptions in the preparation of our financial statements, including our allowance for loan losses, and our estimates and assumptions may not be accurate.

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or “GAAP,” require our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods.  These estimates and assumptions are subject to substantial risk and uncertainty.  Materially different results may occur as circumstances change and additional information becomes known.  The critical estimates are made by management in determining, among other things, the allowance for loan losses and the realization of deferred income taxes.  If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially adversely affected.

Our assets as of December 31, 2021 included a deferred tax asset and we may not be able to realize the full amount of such asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2021, the net deferred tax asset was $14.2 million, compared to a balance of $12.0 million at December 31, 2020.

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

Based on the analysis of the available positive and negative evidence, we determined that a valuation allowance should not be recorded as of December 31, 2021. We used projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor to project recoverability of the deferred tax asset balance. There can be no assurance as to when or whether we will be in a position to fully recapture the benefits of our deferred tax asset.  Further discussion on the analysis of our deferred tax asset can be found in the “Provision (Benefit) for Income Taxes” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our failure to maintain an effective system of internal control over financial reporting and disclosure controls and procedures related to the structure and operations of our corporate governance may result in current and potential shareholders losing confidence in our financial reporting and disclosures and could subject us to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting.

As part of our ongoing monitoring of internal and disclosure controls for the year ended December 31, 2021, we discovered material weaknesses in our internal and disclosure controls that required remediation.  See “Item 9A. Controls and Procedures.”  Effective internal controls and disclosure controls and procedures are necessary for us to provide reliable financial reports and disclosures to shareholders, to prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports and disclosures or prevent fraud, our business may be adversely affected, our reputation and operating results could be harmed could and our current and potential shareholders and customers could lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.

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

Management concluded there were deficiencies in the Company’s internal control over financial reporting that represented material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021, including from a failure to maintain an effective control environment, which resulted in deficiencies in the communication of certain relevant information to the Board of Directors of the Company, including information related to branch expenditures. While the material weaknesses did not result in a misstatement of the Company’s financial statements, effective internal controls and disclosure controls and procedures are necessary for us to provide reliable financial reports and disclosures to shareholders, to prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports and disclosures or prevent fraud, our business may be adversely affected, our reputation and operating results could be harmed and our current and potential shareholders and customers could lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business. For more information, see “Item 9A: Disclosure Controls and Procedures.”

Continued delays in the filing of our periodic reports with the SEC could impact our listing on Nasdaq, which would materially and adversely affect our stock price, financial condition and/or results of operations.

As a result of an independent review concerning related party transactions, the Company’s internal controls, and the associated financial statement and disclosure implications, and the evaluation of such independent review by the Company’s Audit Committee and management and by the Company’s independent registered public accounting firm in connection with the audit of the Company’s financial statements as of an for the year ended December 31, 2021, we were unable to file this Annual Report on Form 10-K with the SEC on a timely basis. We have not filed our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2022 and June 30, 2022, which were due in May 2022 and August 2022, respectively. Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the SEC. If we are not able to file our delinquent Quarterly Reports on Form 10-Q, our common stock may be subject to delisting by Nasdaq.

Risks Related to our Business

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

A significant percentage of our assets is invested in securities, which typically have a lower yield than our loan portfolio.

Our results of operations depend substantially on our net interest income. At December 31, 2021, 50.7% of our assets were invested in investment securities and cash and cash equivalents. These investments yield substantially less than the loans we hold in our portfolio. While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, we may not be able to increase originations of loans that are acceptable to us. Further, at December 31, 2021, $1.7 billion, or 60.7%, of our securities portfolio was designated as held to maturity. As a result, we are unable to sell these securities to respond to changes in interest rates that may occur in the future.

Unfavorable economic and financial market conditions may adversely affect our financial position and results of operations.

Economic pressure on consumers and businesses, the impact of inflation, any resulting lack of confidence in the financial markets, the ongoing impact of COVID-19 and the responses thereto, risks related to the conflict between Ukraine and Russia, including, but not limited to, the impact from, and compliance with, economic sanctions, and concerns surrounding the long term fiscal position of the United States may adversely affect our business, financial condition, results of operations and stock price. A worsening of current economic conditions would likely exacerbate the adverse effects of market conditions on us and others in the industry. In particular, we may face the following risks in connection with these events:

●	increased regulation of our industry and increased compliance costs;

●

hampering our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure, as such assessments are made more complex by these difficult market and economic conditions;

●	increasing our credit risk, by increasing the likelihood that our customers are unable to satisfy their obligations to us;

●	impairing our ability to originate loans, by making our customers and prospective customers less willing to borrow, and making loans that meet our underwriting criteria difficult to find; and

●	limiting our interest income, by depressing the yields we are able to earn on our investment portfolio.

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

A transition away from the London Interbank Offered Rate ("LIBOR") as a reference rate for financial instruments could negatively affect our income and expenses and the value of various financial instruments.

LIBOR is used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. On July 27, 2017, the United Kingdom's Financial Conduct Authority ("FCA") announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, to facilitate an orderly LIBOR transition, the OCC, the FDIC, and the Federal Reserve Board jointly announced that entering into new contracts using LIBOR as a reference rate after December 31, 2021 would create a safety and soundness risk. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month LIBOR, and immediately after June 30, 2023, in the case of the remaining LIBOR settings. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee ("ARRC") has recommended the use of a Secured Overnight Funding Rate ("SOFR"). SOFR is different from LIBOR in that it is a backward-looking secured rate rather than a forward-looking unsecured rate.

There are operational issues, which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, derivatives over loans and other financial obligations or extensions of credit.

Risks Related to Market Interest Rates

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

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A decline in interest rates generally results in increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce a financial institution’s net interest margin and create financial risk for financial institutions that originate longer-term, fixed-rate mortgage loans.

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

Risks Related to our Business Strategy

Potential acquisitions may disrupt our business and dilute shareholder value.

We regularly evaluate opportunities to acquire and invest in banks and in other complementary businesses. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could involve a number of additional risks, including the risks of:

●	incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions;
●	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or its assets;
●	diluting our tangible book value and earnings per share in the short- and long-term by payment of a premium over book and market values;
●	incurring potential exposure to unknown or contingent liabilities of the target company;
●	exposing ourselves to potential asset quality problems of the target company;
●	diluting current shareholders’ ownership interest by issuing additional shares of common stock;
●	recording goodwill, which if impaired would be required to recognize a charge against our earnings;
●	failing to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits of the acquisition;
●	potential disrupting our business;
●	the time and expense required to integrate the operations and personnel of the combined businesses;
●	creating an adverse short-term effect on our results of operations; and
●	losing key employees and customers as a result of an acquisition that is poorly conceived.

We may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions. Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value.

We may not be able to manage our growth, which may adversely impact our financial results.

As part of our retail growth strategy, we may expand into additional communities or attempt to strengthen our position in our current markets by opening new stores and acquiring existing branches of other financial institutions.  To the extent that we undertake additional stores openings and acquisitions, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.

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

In recent years, we have been successful in attracting new and talented employees to our management team.   We believe that our ability to successfully execute our growth strategy will require us to retain and attract additional management experienced in banking and financial services, and familiar with the communities in our market.  Our ability to retain executive officers, the current management team, branch managers and loan officers of Republic will continue to be important to the successful implementation of our strategy.  It is also critical, as we grow, to be able to attract and retain additional members of the management team and qualified loan officers with the appropriate level of experience and knowledge about our market areas to implement the community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

If we want to, or are compelled to, raise additional capital in the future, that capital may not be available to us when it is needed or on terms that are favorable to us or current shareholders.

Federal banking regulators require us, and Republic, to maintain capital to support our operations.  Regulatory capital ratios are defined and required ratios are established by laws and regulations promulgated by banking regulatory agencies.  At December 31, 2021, our regulatory capital ratios were above “well capitalized” levels under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Common Equity Tier 1 ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%. Regulators, however, may require us, or Republic, to maintain higher regulatory capital ratios.

We may need to raise additional capital in the future to provide us with sufficient capital resources to meet our commitments and business needs. We may also at some point need to raise additional capital to support our continued growth. Our ability to raise additional capital in the future will depend on conditions in the capital markets at that time, which are outside of our control, on our financial performance and on other factors. Accordingly, we may not be able to raise additional capital on terms and time frames acceptable to us, or at all.  If we cannot raise additional capital in sufficient amounts when needed, our ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect our operations, financial condition and results of operations.  Our ability to raise capital could also be impaired by factors that are nonspecific to us, such as disruption of the financial markets or negative news and expectations about the prospects for the financial services industry.  If we raise capital through the issuance of additional shares of our common stock or other securities, we would dilute the ownership interests of existing shareholders, and could dilute the per share book value and earnings per share of our common stock.  Furthermore, a capital raise through issuance of additional shares may have an adverse impact on our stock price.

Risks Related to Laws and Regulations

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

Any change in regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

Risks Related to Competition

We face significant competition in our market from other banks and financial institutions.

The banking and financial services industry in our market area is highly competitive.  Many of our competitors have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide. We may not be able to compete effectively in our markets, which could adversely affect our results of operations.  The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and consolidation among financial service providers.  Larger institutions have greater access to capital markets, with higher lending limits and a broader array of services.  Competition may require increases in deposit rates and decreases in loan rates, and adversely impact our net interest margin. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. Our profitability depends upon our continued ability to successfully compete in our market area.

The financial services industry could become even more competitive as a result of new legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks, such as financial technology companies, securities companies and specialty finance companies to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Risks Related to Operational Matters

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

Employee or customer errors and misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee or customer errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

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

Risks Related to our Common Stock

There may be future sales of our common stock, which may materially and adversely affect the market price of our common stock.

We are not restricted from issuing additional shares of our common or preferred stock, including securities that are convertible into or exchangeable or exercisable for shares of our common stock. Our issuance of shares of common stock, preferred stock or securities convertible into or exchangeable or exercisable for our common stock in the future will dilute the ownership interests of our existing shareholders.

Additionally, the sale of substantial amounts of our common stock, whether directly by us or by existing common shareholders in the secondary market, the perception that such sales could occur or the availability for future sale of shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock could, in turn, materially and adversely affect the market price of our common stock.

Risks Related to Governance Matters

Our governing documents, Pennsylvania law, and current policies of our Board of Directors contain provisions, which may reduce the likelihood of a change in control transaction, which may otherwise be available and attractive to shareholders.

Our articles of incorporation and bylaws contain certain anti-takeover provisions that may make it more difficult or expensive or may discourage a tender offer, change in control or takeover attempt that is opposed by our Board of Directors.  In particular, the articles of incorporation and bylaws: classify our Board of Directors into three groups, so that shareholders elect only approximately one-third of the Board each year; permit shareholders to remove directors only for cause and only upon the vote of the holders of at least 75% of the voting shares; require our shareholders to give us advance notice to nominate candidates for election to the Board of Directors or to make shareholder proposals at a shareholders’ meeting; require the vote of the holders of at least 75% of our voting shares for shareholder amendments to our bylaws; require the vote of the holders of at least 75% of our voting shares to approve certain business combinations; and restrict the holdings and voting rights of shareholders who would acquire more than 10% of our outstanding common stock without the approval of two-thirds of our Board of Directors.  These provisions of our articles of incorporation and bylaws could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of our shareholders may consider such proposals desirable.  Such provisions could also make it more difficult for third parties to remove and replace the members of our Board of Directors.  Moreover, these provisions could diminish the opportunities for shareholders to participate in certain tender offers, including tender offers at prices above the then-current market value of our common stock, and may also prevent increases in the trading price of our common stock that could result from takeover attempts or speculation.

In addition, anti-takeover provisions in Pennsylvania and federal law could make it more difficult for a third party to acquire control of us. These provisions could adversely affect the market price of our common stock and could reduce the amount that shareholders might receive if we are sold.  For example, Pennsylvania and federal law may restrict a third party’s ability to obtain control of us and may prevent shareholders from receiving a premium for their shares of our common stock.

Our business could be impacted by a potential proxy contest for the election of directors at our 2022 Annual Meeting of Shareholders.

In December 2021, Driver Management Company LLC (together with its affiliates, the "Activist Investor"), announced the nomination of three candidates for election to our Board of Directors at our 2022 Annual Meeting of Shareholders. A proxy contest with the Activist Investor for the election of directors could result in us incurring substantial costs, including proxy solicitation, public relations, and legal fees. Further, such a proxy contest could divert the attention of our Board of Directors, management, and employees, and may disrupt the momentum in our business and operations, as well as our ability to execute our strategic plan. The actions of the Activist Investor may also create perceived uncertainties as to the future direction of our business or strategy, which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel, and may impact our relationship with investors, vendors, and other third parties. A proxy contest could also impact the market price and the volatility of our common stock.

Item 1B:  Unresolved Staff Comments

None.

Item 2:  Description of Properties

We currently have thirty-nine locations that we utilize to conduct business. Seven of these locations are utilized for loan production offices, storage facilities, operations and back office support, and our corporate headquarters. Thirty-two properties are store locations that are open and operating as of December 31, 2021. We have another four locations under our control for future store locations. Of the forty-three total locations, seventeen are owned by Republic. The remaining twenty-six locations are subject to land and building leases. The spaces covered by these leases range in size from 1,700 to 10,590 square feet with the exception of our corporate headquarters which consists of approximately 53,000 square feet. Please see Note 25 “Leases” in the Consolidated Financial Statements for further information regarding the leases. Management believes these properties and facilities are adequate to meet our present and immediately foreseeable needs from a real estate perspective.

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

On March 8, 2022, George E. Norcross, III, Gregory B. Braca, and Philip Norcross filed a complaint in the Court of Common Pleas of Philadelphia County (Commerce Program) against the Company and Company directors Vernon W. Hill II, Theodore J. Flocco, Jr., Brian Tierney, and Barry Spevak. The complaint seeks, among other things, declaratory and injunctive relief enjoining the Company and the individual defendants from implementing any amendments to the Company’s executive employment agreements until after the Company’s 2022 annual meeting of shareholders or taking any other actions outside the ordinary course of business, including executing or extending any related party agreements or any agreements obligating the incurrence of expenses related to the opening of new branches and the renovation of existing branches, without the affirmative vote of a majority of independent directors.

On March 29, 2022, George E. Norcross, III filed suit in the Philadelphia Court of Common Pleas to compel the Company to make available for inspection the books and records as is required under Pennsylvania law.

As of the date of this filing, Mr. Norcross has filed papers with the Court dismissing the actions without prejudice.

On September 19, 2022, a complaint was filed in the Court of Common Pleas in Philadelphia, Pennsylvania against the Company and its current Interim Chief Executive Officer and director and two other current directors.  The plaintiffs, the former Chairman of the Board and Chief Executive Officer of the Company and a former director of the Company, allege defamation, defamation per se and false light against the three individual defendants and a breach of the plaintiff’s employment agreement by the Company. The complaint seeks certain reimbursement payments and compensatory and punitive damages. The matter is in its early stages and, accordingly, the Company is still assessing the potential outcomes and materiality of the matter.  The Company plans to defend itself vigorously in this matter.

Item 4:  Mine Safety Disclosures

Not applicable.

PART II

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of the Company’s class of common stock are listed on the Nasdaq Global Market under the symbol “FRBK.” As of October 18, 2022, there were approximately 100 registered shareholders of Republic First Bancorp, Inc. common stock.  Most shares are held in “nominee” or “street name” and accordingly, the number of beneficial owners of those shares is not known or included in the previous number.

Dividend Policy

The Company has not paid any cash dividends on its common stock and has no plans to pay cash dividends on its common stock during 2022.  The Company paid $3.5 million during 2021 and $923,000 in non-cumulative preferred stock dividends during 2020. The Company’s ability to pay dividends depends primarily on receipt of dividends from the Company’s subsidiary, Republic. Dividend payments from Republic are subject to legal and regulatory limitations. The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.

Item 6:  [Reserved]

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with and the consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth in Item 1A, entitled, “Risk Factors” and elsewhere in this report may cause actual results to differ materially from those projected in the forward-looking statements.

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2021	2020	2019	2018	2017
INCOME STATEMENT DATA
Total interest income	$147,803	$114,950	$104,864	$92,074	$70,849
Total interest expense	18,591	23,118	27,057	16,170	8,784
Net interest income	129,212	91,832	77,807	75,904	62,065
Provision for loan losses	5,750	4,200	1,905	2,300	900
Non-interest income	32,745	36,235	23,738	20,322	20,097
Non-interest expenses	122,505	117,423	104,490	83,721	75,276
Income (loss) before provision (benefit) for income taxes	33,702	6,444	(4,850)	10,205	5,986
Provision (benefit) for income taxes	8,526	1,390	(1,350)	1,578	(2,919)
Net income (loss)	$25,176	$5,054	$(3,500)	$8,627	$8,905
Preferred stock dividends	3,500	923	-	-	-
Net income available to common stockholders	$21,676	$4,131	$(3,500)	$8,627	$8,905

PER SHARE DATA
Basic earnings (loss) per share	$0.37	$0.07	$(0.06)	$0.15	$0.16
Diluted earnings (loss) per share	$0.33	$0.07	$(0.06)	$0.15	$0.15
Book value per share	$4.68	$4.41	$4.23	$4.17	$3.97
Tangible book value per share (1)	$4.68	$4.41	$4.15	$4.09	$3.89

BALANCE SHEET DATA
Total assets	$5,626,656	$5,065,735	$3,341,290	$2,753,297	$2,322,347
Total loans, net	2,488,401	2,632,367	1,738,929	1,427,983	1,153,679
Total investment securities	2,748,341	1,364,160	1,186,630	1,088,331	938,561
Total deposits	5,191,180	4,013,751	2,999,163	2,392,867	2,063,295
Other borrowings	-	633,866	-	-	-
Short-term borrowings	-	-	-	91,422	-
Subordinated debt	11,278	11,271	11,265	11,259	21,681
Total shareholders’ equity	324,242	308,113	249,168	245,189	226,460

PERFORMANCE RATIOS
Return on average assets	0.50%	0.13%	(0.12%)	0.34%	0.43%
Return on average shareholders’ equity	7.92%	1.86%	(1.41%)	3.69%	4.02%
Net interest margin	2.69%	2.51%	2.85%	3.16%	3.23%
Total non-interest expenses as a percentage of average assets	2.41%	2.97%	3.51%	3.28%	3.64%

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of loans	0.76%	0.49%	0.53%	0.60%	0.74%
Allowance for loan losses as a percentage of non-performing loans	147.42%	100.91%	74.65%	83.31%	57.93%
Non-performing loans as a percentage of total loans	0.51%	0.49%	0.71%	0.72%	1.28%
Non-performing assets as a percentage of total assets	0.24%	0.28%	0.42%	0.60%	0.94%
Net (recoveries) charge-offs as a percentage of average loans, net	(0.01%)	0.02%	0.08%	0.17%	0.13%

LIQUIDITY AND CAPITAL RATIOS
Average equity to average assets	6.27%	6.86%	8.36%	9.16%	10.72%
Leverage ratio	6.08%	8.17%	7.83%	9.35%	10.64%
CET 1 capital to risk-weighted assets	9.26%	10.51%	11.41%	13.90%	14.75%
Tier 1 capital to risk-weighted assets	11.21%	12.96%	11.93%	14.53%	16.13%
Total capital to risk-weighted assets	11.83%	13.50%	12.37%	15.03%	16.70%
(1)	A Non-GAAP Disclosure

Executive Summary

2021 was an incredibly successful year for Republic Bank and the “Power of Red is Back” expansion campaign. We grew assets, loans, and deposits resulting in dramatic improvement in profitability during the year. Earnings improved by nearly 400% year over year as a result of our ongoing effort to drive revenue growth at a greater rate than expense growth.

Financial Highlights

●	Net income increased by 398% to $25.2 million, or $0.33 per share for the year ended December 31, 2021, compared to $5.1 million, or $0.07 per share for the year ended December 31, 2020.

●

Earnings before tax increased to $33.7 million for the year ended December 31, 2021, compared to $6.4 million during the year ended December 31, 2020. This represents an increase of $27.3 million, or 426%, year over year.

●

The improvement in earnings was driven by strong growth in revenue while our focus on cost control initiatives continues to limit expense growth. During the twelve-month period ended December 31, 2021, total revenue increased 26% and non-interest expense increased by 4% compared to the twelve-month period ended December 31, 2020.

●

Total deposits increased by $1.2 billion, or 29%, to $5.2 billion as of December 31, 2021, compared to $4.0 billion as of December 31, 2020. New stores opened since the beginning of the “Power of Red is Back” expansion campaign are currently growing deposits at an average rate of $41 million per year, while the average deposit growth for all stores over the last twelve months was approximately $37 million per store.

●

We achieved this significant growth in deposits while driving down the overall cost of funds. The cost of funds decreased to 0.40% for the twelve months ended December 31, 2021 compared to 0.64% for the twelve months ended December 31, 2020.

●

Total assets increased by $561 million, or 11%, to $5.6 billion as of December 31, 2021 compared to $5.1 billion as of December 31, 2020. Excluding PPP loans, which were $636.6 million and $119.0 million at December 31, 2021 and 2020, respectively, total assets increased by $1.1 billion, or 24%, year over year.

●	Excluding PPP loans, total loans grew $371 million, or 18%, to $2.4 billion as of December 31, 2021 compared to $2.0 billion at December 31, 2020.

●

Asset quality remains strong as the ratio of non-performing assets to total assets declined to 0.24% as of December 31, 2021 compared to 0.28% as of December 31, 2020. There were no customers deferring loan payments at the end of the year. All customers that were granted deferrals during the height of the COVID pandemic have resumed contractual payments.

●

The net interest margin increased by 18 basis points to 2.69% for the twelve months ended December 31, 2021 compared to 2.51% for the twelve months ended December 31, 2020. This increase was primarily driven by a decline in the cost of funds during 2021.

●

We had 32 convenient store locations open at year end. We opened a new store in Ocean City in January 2022 and Wayne in April 2022. Construction is ongoing at an additional site in Broomall, Pennsylvania, which is expected to opening in late 2022.

●

Our residential mortgage division, Oak Mortgage, is serving the home financing needs of customers throughout our footprint. The Oak Mortgage team originated more than $579 million in mortgage loans during 2021.

●	Book value per common share increased to $4.68 as of December 31, 2021 compared to $4.41 as of December 31, 2020.

PPP Loan Program

The Paycheck Protection Program (“PPP”) included in the CARES Act authorized financial institutions to make loans to companies impacted by the coronavirus (COVID-19) pandemic. We responded by quickly developing a process to accept applications for the program not only from our valued small business customers, but from non-customers throughout our community as well.

●

During 2020, we originated more than $680 million in the first round of the PPP loan program for more than 5,000 businesses. Republic was one of the top PPP lenders in the country as of March 31, 2020, as the percentage of PPP loans originated compared to our existing loan portfolio balances reached 36%.

●	We originated more than 2,500 PPP loans totaling $272 million during the second round of the PPP loan program.

●

More than 50% of the PPP loan applications received were from businesses that were not existing customers of Republic Bank, many of which have switched their primary banking relationship with Republic.

●

Net origination fees received by Republic for both rounds of the PPP loan program totaled $32 million. As of December 31, 2021 $4 million in fees remain deferred and will be recognized as income in future periods.

●	We continue to assist our PPP loan customers with the application process for loan forgiveness with fewer than 800 loan forgiveness applications remaining to be processed.

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

The following table provides a reconciliation of tangible book value per common share as of December 31, 2021 and December 31, 2020.

(dollars in thousands)	December 31, 2021	December 31, 2020
Total shareholders’ equity	$324,242	$308,113
Reconciling items:
Preferred stock	(48,325)	(48,325)
Goodwill	-	-
Tangible common equity	$275,917	$259,788
Common shares outstanding	58,943,153	58,859,778
Book value per common share	$4.68	$4.41
Tangible book value per common share	$4.68	$4.41

Critical Accounting Policies, Judgments and Estimates

In reviewing and understanding our financial information, you are encouraged to read the significant accounting policies used in preparing the consolidated financial statements. These policies are described in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. The accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis including those related to the allowance for loan losses and deferred income taxes.  Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies related to the allowance for loan losses and deferred income taxes as being critical.

Allowance for Loan Losses – The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans.  The reserve for unfunded lending commitments would represent management’s estimate of losses inherent in its unfunded loan commitments and would be recorded in other liabilities on the consolidated balance sheet, if necessary.  The allowance for credit losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are categorized as impaired.  For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for several qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. All identified losses are immediately charged off and therefore no portion of the allowance for loan losses is restricted to any individual loan or group of loans, and the entire allowance is available to absorb any and all loan losses.

In estimating the allowance for credit losses, management considers current economic conditions, past loss experience, composition of the loan portfolio, delinquency statistics, results of internal loan reviews and regulatory examinations, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant and qualitative risk factors.  These qualitative risk factors include:

1)	Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices.
2)	National, regional and local economic and business conditions as well as the condition of various segments.
3)	Size and composition of the portfolio and terms of loans.
4)	Experience, ability and depth of lending management and staff.
5)	Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.
6)	Quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.
7)	Existence and effect of any concentration of credit and changes in the level of such concentrations.
8)	Effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, and the borrower’s prior payment record.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

As a result of the changes in economic conditions related to the COVID-19 pandemic, we increased the qualitative factors for certain components of the allowance for loan loss calculation. We have also taken into consideration the probable impact that the various stimulus initiatives provided through the CARES Act, along with other government programs, may have to assist borrowers during this period of economic stress. We believe the combination of ongoing communication with our customers, relatively low loan-to-value ratios on underlying collateral, loan payment deferrals, increased focus on risk management practices, and access to government programs such as the PPP should help mitigate potential future period losses. We will continue to closely monitor all key economic indicators and our internal asset quality metrics as the effects of the coronavirus pandemic continues to unfold.

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

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of (i) December 30, 2020 or (ii) 60 days after the President declared a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. In December 2020, the Economic Aid Act was signed into law which amended certain sections of the CARES Act. This amendment extended the period to suspend the requirements under TDR accounting guidance to the earlier of (i) January 1, 2022 or (ii) 60 days after the President declared a termination of the national emergency related to the COVID-19 pandemic. As of December 31, 2021, there were no loan customers deferring loan payments, and all customers that were granted deferrals to assist during the COVID pandemic have resumed contractual payments. At December 31, 2020, twenty-one customers with outstanding balance of $16 million, were deferring loan payments. At December 31, 2020, deferrals were comprised of the following categories: 90 day deferrals amounted to eight customers with outstanding balances of $3 million and second deferrals amounted to thirteen customers with outstanding balances of $13 million.

The general component of the allowance calculation includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified as special mention, substandard, doubtful, or loss are rated pass.

In addition, federal and state regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Management believes the level of the allowance for loan losses at December 31, 2021 was adequate.

The Company adopted CECL effective January 1, 2022. Our implementation process included, among other things, assessment and documentation of governance and reporting processes and related internal controls; model development, documentation and validation; and the incorporation of qualitative adjustments for model limitations. ASU 2016-13 lists several credit loss methods that are acceptable such as a discounted cash flow method, loss-rate method and probability of default/loss given default (“PD/LGD”). We contracted with a third-party vendor to assist us in the application of ASU 2016-13 and utilize various methodologies such as Vintage, Cohort, and Weighted Average Remaining Maturity to estimate the allowance for credit losses. CECL and the resulting impact are discussed in more detail throughout the document.

Income Taxes – Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of various deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. Management also estimates a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, management’s estimates and judgments to calculate the deferred tax accounts have not required significant revision.

In evaluating our ability to recover deferred tax assets, management considers available positive and negative evidence, including the past operating results and forecasts of future taxable income. In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require management to make judgments about the future taxable income and are consistent with the plans and estimates used to manage the business. Any reduction in estimated future taxable income may require management to record a valuation allowance against the deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on future earnings.

Results of Operations

For the year ended December 31, 2021 as compared to the year ended December 31, 2020

We reported net income of $25.2 million, or $0.33 per diluted share, for the twelve months ended December 31, 2021 compared to net income of $5.1 million, or $0.07 per diluted share, for the twelve months ended December 31, 2020. Earnings in 2021 were positively impacted by the Company’s focus on driving revenue growth and limiting expense growth through cost control initiatives.

Net interest income for the twelve months ended December 31, 2021 increased $37.4 million to $129.2 million as compared to $91.8 million for the twelve months ended December 31, 2020. Growth in net interest income was a result of an increase in interest income of $32.9 million and a reduction in interest expense of $4.5 million. The increase in interest income of $32.9 million, or 29%, was driven by an increase in average interest-earning assets, primarily investment securities and loans receivable. Interest expense decreased $4.5 million, or 20%, primarily due to a decrease in the rate on average interest-bearing liabilities. The net interest margin increased by 18 basis points to 2.69% during the twelve months ended December 31, 2021 compared to 2.51% during the twelve months ended December 31, 2020.

We recorded a loan loss provision of $5.8 million, an increase of $1.6 million for the twelve months ended December 31, 2021 compared to a provision of $4.2 million during the twelve months ended December 31, 2020. The increase was largely associated with assumptions and estimates related to the uncertainty surrounding the economic environment, the nature of and concentration in certain credit types within the loan portfolio and loan growth for the period.

Non-interest income decreased $3.5 million to $32.7 million during the twelve months ended December 31, 2021 as compared to $36.2 million during the twelve months ended December 31, 2020. The decrease was primarily driven by a decrease in mortgage banking income and gains on the sale of investment securities partially offset by an increase in service fees on deposit accounts and gains on the sale of SBA loans during the twelve months ended December 31, 2021.

Non-interest expenses increased $5.1 million to $122.5 million during the twelve months ended December 31, 2021 as compared to $117.4 million during the twelve months ended December 31, 2020. The increase was primarily driven by higher salaries, employee benefits, occupancy, and equipment expenses associated with our expansion strategy, offset by a goodwill impairment charge of $5.0 million in 2020.

Return on average assets and average equity were 0.50% and 7.92%, respectively, during the twelve months ended December 31, 2021 compared to 0.13% and 1.86%, respectively, for the twelve months ended December 31, 2020.

Average Balances and Net Interest Income

Historically, our earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest‑earning assets and interest paid on interest‑bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest‑earning assets and interest‑bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods average assets, liabilities, and shareholders’ equity, interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and Republic’s net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency, a non-GAAP measure, using a rate of 21% in 2021, 21% in 2020, and 21% in 2019.

Average Balances and Net Interest Income

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020			For the Year Ended December 31, 2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest earning assets	$352,417	$453	0.13%	$242,132	$514	0.21%	$129,528	$2,571	1.98%
Investment securities and restricted stock	1,890,629	32,542	1.72%	1,086,386	21,166	1.95%	1,074,706	27,886	2.59%
Loans receivable	2,577,498	115,340	4.47%	2,359,169	93,854	3.98%	1,544,904	74,946	4.85%
Total interest-earning assets	4,820,544	148,335	3.08%	3,687,687	115,534	3.13%	2,749,138	105,403	3.83%
Other assets	255,721			265,893			229,767
Total assets	$5,076,265			$3,953,580			$2,978,905

Interest bearing liabilities:
Demand – non-interest bearing	$1,256,043			$926,692			$555,385
Demand – interest bearing	2,025,420	13,107	0.65%	1,509,826	12,645	0.84%	1,184,530	15,621	1.32%
Money market & savings	1,162,032	3,720	0.32%	916,607	6,247	0.68%	705,445	6,796	0.96%
Time deposits	190,960	1,511	0.79%	211,636	3,859	1.82%	190,567	3,850	2.02%
Total deposits	4,634,455	18,338	0.40%	3,564,761	22,751	0.64%	2,635,927	26,267	1.00%
Total interest bearing deposits	3,378,412	18,338	0.54%	2,638,069	22,751	0.86%	2,080,542	26,267	1.26%
Other borrowings	22,303	253	1.11%	30,413	367	1.21%	22,911	790	3.45%
Total interest-bearing liabilities	3,400,715	18,591	0.55%	2,668,482	23,118	0.87%	2,103,453	27,057	1.29%
Total deposits and other borrowings	4,656,758	18,591	0.40%	3,595,174	23,118	0.64%	2,658,838	27,057	1.02%
Non-interest bearing other liabilities	101,473			87,200			71,131
Shareholders’ equity	318,034			271,206			248,936
Total liabilities and shareholders’ equity	$5,076,265			$3,953,580			$2,978,905

Net interest income(2)		$129,744			$92,416			$78,346
Net interest spread			2.52%			2.26%			2.54%
Net interest margin(2)			2.69%			2.51%			2.85%

(1) Yields on investments are calculated based on amortized cost.

(2) Net interest income and net interest margin are presented on a tax-equivalent basis, a Non-GAAP measure.  Net interest income has been increased over the financial statement amount by $532, $585, and $539 in 2021, 2020, and 2019, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	Year ended December 31, 2021 vs. 2020			Year ended December 31, 2020 vs. 2019
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$142	$(203)	$(61)	$239	$(2,296)	$(2,057)
Securities	13,843	(2,467)	11,376	227	(6,947)	(6,720)
Loans	8,244	13,242	21,486	32,296	(13,388)	18,908
Total interest-earning assets	22,229	10,572	32,801	32,762	(22,631)	10,131

Interest expense:
Deposits
Interest-bearing demand deposits	$737	$(275)	$462	$2,725	$(5,701)	$(2,976)
Money market and savings	3,337	(5,864)	(2,527)	1,462	(2,011)	(549)
Time deposits	(164)	(2,184)	(2,348)	384	(375)	9
Total deposit interest expense	3,910	(8,323)	(4,413)	4,571	(8,087)	(3,516)
Other borrowings	(28)	(86)	(114)	27	(450)	(423)
Total interest expense	3,882	(8,409)	(4,527)	4,598	(8,537)	(3,939)
Net interest income	$18,347	$18,981	$37,328	$28,164	$(14,094)	$14,070

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, a non-GAAP measure, for the twelve months ended December 31, 2020 increased by $14.1 million, or 18%, over twelve months ended December 31, 2019. Interest income on interest-earning assets totaled $115.5 million for the twelve months ended December 31, 2020, an increase of $10.1 million, compared to $105.4 million for the twelve months ended December 31, 2019. The increase in interest income was the result of an increase in average interest-earning balances, primarily loans receivable during 2020, offset by a decrease in the average yield on interest-earning assets. Loan growth was driven by continued success with our expansion strategy driving new customer relationships, in addition to our participation in the PPP loan program. Origination fees paid by the SBA on PPP loans are also recognized as interest income over the life of the loans.  We recognized approximately $6.8 million of origination fees related to PPP loans during the twelve-month period ended December 31, 2020. Growth in loan balances and corresponding interest income helped offset the decline in interest income driven by a lower rate environment, including interest income associated with the investment securities portfolio. A decline in mortgage interest rates resulted in a sharp increase in prepayment speeds on mortgage-backed securities held in our portfolio which caused acceleration in the amortization of premiums related to those investments.

Total interest expense for the twelve months ended December 31, 2021 decreased $4.5 million, or 20%, to $18.6 million from $23.1 million for the twelve months ended December 31, 2020. Interest expense on deposits decreased by $4.4 million, or 19%, for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020 due to lower interest rates, which was partially offset by an increase in deposit balances during 2021. Interest expense on other borrowings decreased by $114,000 for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020 due to a 10 basis point decrease in the average rate on other borrowings and an $8.1 million decrease in the average balance.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 2.52% during the twelve months ended December 31, 2021 versus 2.26% during the twelve months ended December 31, 2020. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. For the twelve months ended December 31, 2021 and 2020, the fully tax-equivalent net interest margin was 2.69% and 2.51%, respectively. The improvement in the net interest margin was primarily the result of the increase in interest income and a decline in the cost of funds.

Provision for Loan Losses

We recorded a provision for loan losses of $5.8 million, an increase of $1.6 million, for the twelve months ended December 31, 2021 compared to a $4.2 million provision for the twelve months ended December 31, 2020. The provision recorded for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020 was largely associated with assumptions and estimates related to the uncertainty surrounding the economic environment, the nature of and concentration in certain credit types within the loan portfolio and loan growth for the period.

Non-performing assets as a percentage of total assets declined to 0.24% as of December 31, 2021 compared to 0.28% as of December 31, 2020. This is the seventh consecutive year that this ratio has declined. Net (recoveries) charge-offs as a percentage of average loans also declined during 2021.

Non-Interest Income

Total non-interest income for the twelve months ended December 31, 2021 decreased by $3.5 million, or 10%, compared to the twelve months ended December 31, 2020. Mortgage banking income totaled $12.0 million for the twelve months ended December 31, 2021, a decrease of $5.6 million, compared to $17.6 million for the twelve months ended 2020. A decrease in the volume of residential mortgage loans originated, which was primarily due to higher market interest rates, which led to a decline in refinancing activity, which drove the decrease in mortgage banking income. We recognized gains of $2,000 on the sale or call of securities during the twelve months ended December 31, 2021, a decrease of $2.8 million, compared to gains of $2.8 million on the sales or calls of securities for the twelve months ended December 31, 2020. For the twelve months ended December 31, 2021, service fees on deposit accounts totaled $14.0 million, which represents an increase of $2.9 million compared to the twelve months ended December 31, 2020. This increase was driven by growth in customer deposit accounts and transaction volume as we continue with our growth and expansion strategy. Gains on the sale of SBA loans totaled $3.2 million for the twelve months ended December 31, 2021, an increase of $1.5 million, compared to $1.7 million for the twelve months ended December 31, 2020. Loan and servicing fees totaled $3.0 million for the twelve months ended December 31, 2021, which represents an increase of $39,000 compared to the twelve months ended December 31, 2020.

Non-Interest Expenses

Non-interest expenses increased by $5.1 million, or 4%, for the twelve months ended December 31, 2021, compared to the twelve months ended December 31, 2020. An explanation of changes of non-interest expenses for certain categories is presented in the following paragraphs.

Salary expenses and employee benefits for the twelve months ended December 31, 2021 increased by $3.0 million, or 5%, compared to the twelve months ended December 31, 2020. The increase was primarily driven by annual merit increases along with increased staffing levels related to our growth strategy of adding and relocating stores. There were 32 stores open as of December 31, 2021 compared to 31 stores open at December 31, 2020.

Occupancy expense, including depreciation and amortization expense, increased by $1.3 million, or 6%, for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020, also as a result of our continuing growth and expansion strategy.

Other real estate owned expenses totaled $844,000 during the twelve months ended December 31, 2021, an increase of $385,000, when compared to the twelve months ended December 31, 2020. This increase was a result of higher costs to carry foreclosed assets during the twelve months ended December 31, 2020.

No goodwill impairment was booked during the twelve months ended December 31, 2021. Goodwill impairment totaled $5.0 million during the twelve months ended December 31, 2020 related to the purchase of Oak Mortgage Company in 2016. During the third quarter of 2020 a goodwill impairment analysis was completed, which concluded that a write-off was required. All goodwill on the balance sheet was written off as a result of this one-time, non-cash charge.

All other non-interest expenses for the twelve months ended December 31, 2021 increased $5.4 million compared to the twelve months ended December 31, 2020. Increases in expenses related to data processing, professional fees, regulatory assessments and costs, other taxes, and legal were mainly associated with our growth strategy.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of non-interest expenses to average assets. For purposes of this calculation, net non-interest expenses equal non-interest expenses less non-interest income. For the twelve months ended December 31, 2021, the ratio was 2.41% compared to 2.97% for the twelve months ended December 31, 2020, respectively. The decrease in this ratio was mainly due to the increase in average assets and the goodwill impairment charge recognized in 2020, which did not recur in 2021.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of non-interest expenses to net interest income plus non-interest income. The efficiency ratio was 76% for the twelve months ended December 31, 2021, compared to 92% for the twelve months ended December 31, 2020. The decrease for the twelve months ended December 31, 2021 versus the twelve months ended December 31, 2020 was due to net interest income and non-interest income increasing at a faster rate than non-interest expenses.

Provision (Benefit) for Income Taxes

We recorded a provision for income taxes of $8.5 million for the twelve months ended December 31, 2021 compared to a provision for income taxes of $1.4 million for the twelve months ended December 31, 2020. The effective tax rates for both the twelve-month period ended December 31, 2021 and 2020 was 25% and 22%.

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

The Company is in a four-year cumulative profit position factoring in pre-tax GAAP income and permanent book/tax differences. Growth in interest-earning assets has occurred over the last several years and is expected to continue. The Company has added fourteen store locations in the past five years and since the inception of the growth and expansion strategy in 2014, almost every new store location has met or exceeded growth expectations. The success of the expansion strategy, combined with the stabilization of interest rates and continued loan growth, are expected to continue to support improvement in profitability. As of December 31, 2021, the Company has no federal NOLs to carry forward, which would have potentially been at risk of expiring in the future.

Conversely, the effects of the COVID-19 pandemic to the local and global economy may result in a significant increase in future loan loss provisions and charge-offs. Rising interest rates and a downturn in the economy could significantly decrease the volume of mortgage loan originations and have a negative impact on asset quality.

Based on the guidance provided in FASB Accounting Standards Codification Topic 740 (ASC 740), the Company believed that the positive evidence considered at December 31, 2021 outweighed the negative evidence and that it was more likely than not that all of the Company’s deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance was not required at December 31, 2021.

The net deferred tax asset balance was $12.0 million as of December 31, 2020 and $12.6 million as of December 31, 2019. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

Preferred Dividends

Preferred dividends of $3.5 million and $923,000 were declared and paid on preferred stock during the twelve months ended December 31, 2021 and 2020.

Net Income and Net Income per Common Share

The net income available to shareholders for the twelve months ended December 31, 2021 was $21.7 million, compared to net income of $4.1 million for the twelve months ended December 31, 2020. For the twelve months ended December 31, 2021 and 2020, basic net income per common share was $0.37 and $0.07, respectively, and diluted net income per common share was $0.33 and $0.07, respectively.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. The ROA for the twelve months ended December 31, 2021 was 0.50% compared to 0.13%, for the twelve months ended December 31, 2020.  Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing net income by average stockholders’ equity. The ROE for the twelve months ended December 31, 2021 was 7.92%, compared to 1.86% for the twelve months ended December 31, 2020.

Results of Operations

For the year ended December 31, 2020 as compared to the year ended December 31, 2019

We reported net income of $5.1 million, or $0.07 per diluted share, for the twelve months ended December 31, 2020 compared to a net loss of $3.5 million, or $0.06 per diluted share, for the twelve months ended December 31, 2019. Earnings in 2020 were positively impacted by our participation in the PPP program and the Company’s focus on cost control initiatives and revenue growth.

Net interest income for the twelve months ended December 31, 2020 increased $14.0 million to $91.8 million as compared to $77.8 million for the twelve months ended December 31, 2019. Growth in net interest income of $14.0 million was a result of an increase in interest income of $10.1 million and a reduction in interest expense of $3.9 million. The increase in interest income of $10.1 million, or 10%, was driven by an increase in average interest-earning assets, primarily loans receivable, offset by a decrease in the rate of average interest-earning assets. Interest expense decreased $3.9 million, or 15%, primarily due to a decrease in the rate on average interest-bearing liabilities. The net interest margin decreased by 34 basis points to 2.51% during the twelve months ended December 31, 2020 compared to 2.85% during the twelve months ended December 31, 2019.

We recorded a loan loss provision of $4.2 million, an increase of $2.3 million for the twelve months ended December 31, 2020 compared to a provision of $1.9 million during the twelve months ended December 31, 2019. The increase was largely associated with assumptions and estimates related to the uncertainty surrounding the economic environment caused by the impact of the COVID-19 pandemic.

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

Non-interest expenses increased $12.9 million to $117.4 million during the twelve months ended December 31, 2020 as compared to $104.5 million during the twelve months ended December 31, 2019. The increase was primarily driven by a one-time charge for goodwill impairment and higher salaries, employee benefits, occupancy, and equipment expenses associated with the addition of new stores related to our expansion strategy.

Return on average assets and average equity were 0.13% and 1.86%, respectively, during the twelve months ended December 31, 2020 compared to (0.12%) and (3.41%), respectively, for the twelve months ended December 31, 2019.

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis for the twelve months ended December 31, 2020 increased by $14.1 million, or 18%, over twelve months ended December 31, 2019. Interest income on interest-earning assets totaled $115.5 million for the twelve months ended December 31, 2020, an increase of $10.1 million, compared to $105.4 million for the twelve months ended December 31, 2019. The increase in interest income was the result of an increase in average interest-earning balances, primarily loans receivable during 2020, offset by a decrease in the average yield on interest-earning assets. Loan growth was driven by continued success with our expansion strategy driving new customer relationships, in addition to our participation in the PPP loan program. Origination fees paid by the SBA on PPP loans are also recognized as interest income over the life of the loans. We recognized approximately $6.8 million of origination fees related to PPP loans during the twelve-month period ended December 31, 2020. Growth in loan balances and corresponding interest income helped offset the decline in interest income driven by a lower rate environment, including interest income associated with the investment securities portfolio. A decline in mortgage interest rates resulted in a sharp increase in prepayment speeds on mortgage-backed securities held in our portfolio which caused acceleration in the amortization of premiums related to those investments.

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

Provision for Loan Losses

We recorded a provision for loan losses of $4.2 million, an increase of $2.3 million, for the twelve months ended December 31, 2020 compared to a $1.9 million provision for the twelve months ended December 31, 2019. The provision recorded for the twelve months ended December 31, 2020 compared to the twelve months ended December 31, 2019 was primarily driven by the uncertainty surrounding the economic environment as a result of the impact of the COVID-19 pandemic. Qualitative factors in the calculation of the provision for loan losses were adjusted to account for this uncertainty. While the U.S. government has taken swift action to provide stimulus and implement programs to support the economy, the long-term impact of the effect on the economy remains uncertain.

Non-performing assets as a percentage of total assets declined to 0.28% as of December 31, 2020 compared to 0.42% as of December 31, 2019. This is the sixth consecutive year that this ratio has declined. Net charge-offs as a percentage of average loans also declined during 2020.

Non-Interest Income

Total non-interest income for the twelve months ended December 31, 2020 increased by $12.5 million, or 53%, compared to the twelve months ended December 31, 2019. Mortgage banking income totaled $17.6 million for the twelve months ended December 31, 2020, an increase of $7.5 million, compared to $10.1 million for the twelve months ended 2019. An increase in the volume of residential mortgage loans due to a decline in interest rates drove the increase in mortgage banking income. Loan and servicing fees totaled $2.9 million for the twelve months ended December 31, 2020, which represents an increase of $1.4 million compared to the twelve months ended December 31, 2019. For the twelve months ended December 31, 2020, service fees on deposit accounts totaled $11.1 million, which represents an increase of $3.5 million compared to the twelve months ended December 31, 2019. This increase was driven by growth in customer deposit accounts and transaction volume as we continue with our growth and expansion strategy. We recognized gains of $2.8 million on the sale of securities during the twelve months ended December 31, 2020, an increase of $1.7 million, compared to gains of $1.1 million on the sales of securities for the twelve months ended December 31, 2019. Gains on the sale of SBA loans totaled $1.7 million for the twelve months ended December 31, 2020, a decrease of $1.4 million, versus $3.2 million for the twelve months ended December 31, 2019. Lower origination volumes related to SBA loans was caused by the effects of the COVID-19 pandemic.

Non-Interest Expenses

Non-interest expenses increased by $12.9 million, or 12%, for the twelve months ended December 31, 2020, compared to the twelve months ended December 31, 2019. An explanation of changes of non-interest expenses for certain categories is presented in the following paragraphs.

Salary expenses and employee benefits for the twelve months ended December 31, 2020 increased by $2.4 million, or 4%, compared to the twelve months ended December 31, 2019. The increase was primarily driven by annual merit increases along with increased staffing levels related to our growth strategy of adding and relocating stores. There were 31 stores open as of December 31, 2020 compared to 29 stores open at December 31, 2019. The increase was also a result of higher commissions paid to residential mortgage lenders as a result of growth in the volume of mortgage loan originations.

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

Goodwill impairment totaled $5.0 million during the twelve months ended December 31, 2020. During the third quarter of 2020 a goodwill impairment analysis was completed, which concluded that a write-off was required. All goodwill on the balance sheet, which was related to the acquisition of Oak Mortgage Company in 2016, was written off as a result of this one-time, non-cash charge for goodwill impairment.

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

Provision (Benefit) for Income Taxes

We recorded a provision for income taxes of $1.4 million for the twelve months ended December 31, 2020 compared to a benefit of $1.4 million for the twelve months ended December 31, 2019. The effective tax rates for the twelve-month periods ended December 31, 2020 and 2019 were 22% and (28%), respectively. The effect of permanent deductions increases the effective tax benefit percentage when in a pre-tax loss position and decreases the effective tax rate when in a pre-tax income position. The impact of these permanent differences on the effective tax rate is proportional to the level of the non-taxable income in relation to pre-tax income.

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

The Company is in a three-year cumulative profit position factoring in pre-tax GAAP income and permanent book/tax differences. Growth in interest-earning assets is expected to continue, supported by the capital raise completed during 2020. The ratio of non-performing assets to total assets along with other credit quality metrics continue to improve. A number of cost control measures have been implemented to offset the challenges faced in growing revenue as a result of compression in the net interest margin. The Company has added thirteen store locations in the past four years and since the inception of the growth and expansion strategy in 2014, almost every new store location has met or exceeded expectations. The success of the expansion strategy, combined with the stabilization of interest rates and continued loan growth, are expected to continue to support improvement in profitability going forward. As of December 31, 2020, the Company has no federal NOLs to carry forward which could expire in the future.

Conversely, the Company’s net interest margin declined during 2020 as a result of the challenging interest rate environment. The effects of the COVID-19 pandemic to the local and global economy may result in a significant increase in future loan loss provisions and charge-offs. Rising interest rates and a downturn in the economy could significantly decrease the volume of mortgage loan originations.

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

Net Income and Net Income per Common Share

The net income available to shareholders for the twelve months ended December 31, 2020 was $4.1 million, compared to a net loss of $3.5 million for the twelve months ended December 31, 2019. For the twelve months ended December 31, 2020, basic and fully diluted net income per common share was $0.07, compared to basic and fully diluted net loss per common share of $0.06 for the twelve months ended December 31, 2019.

Return on Average Assets and Average Equity

The ROA for the twelve months ended December 31, 2020 and 2019 was 0.13% and (0.12%), respectively. Return on average equity The ROE for the twelve months ended December 31, 2020 was 1.86%, compared to (1.41%) for the twelve months ended December 31, 2019.

Financial Condition

December 31, 2021 compared to December 31, 2020

Total assets increased by $560.9 million, or 11%, to $5.6 billion at December 31, 2021, compared to $5.1 billion at December 31, 2020. In addition to our ongoing success with our expansion strategy, the growth in assets was also driven by our participation in the PPP loan program, which resulted in a significant increase in new business relationships and account openings in 2021. A more detailed discussion of changes in the balance sheet accounts can be found in the following paragraphs.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount in these three categories decreased by $656.4 million to $118.9 million at December 31, 2021, from $775.3 million at December 31, 2020. The decrease as of December 31, 2021 was caused by repayment of short-term borrowings in the amount of $633.9 million related to the PPP loan program in 2020.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) and residential mortgage loans, both of which we intend to sell in the future. Total SBA loans held for sale were $5.2 million and $3.0 million at both December 31, 2021 and December 31, 2020. Residential mortgage loans held for sale amounted to $8.5 million at December 31, 2021, a decrease of $41.8 million, compared to $50.4 million at December 31, 2020. A decrease in the volume of residential mortgage loans during 2021 drove the decrease in residential mortgage loans held for sale as of December 31, 2021. Loans held for sale, as a percentage of our total assets, were less than 1% at December 31, 2021.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of December 31, 2021 and December 31, 2020. As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”).

At December 31, 2021 and December 31, 2020, the investment in FHLB stock totaled $3.4 million and $2.9 million, respectively. The $471,000 increase was due to a higher required investment in FHLB stock during 2021. At both December 31, 2021 and December 31, 2020, ACBB stock totaled $143,000.

Premises and Equipment

The balance of premises and equipment increased to $127.4 million at December 31, 2021 from $123.2 million at December 31, 2020. The increase was primarily due to premises and equipment expenditures of $12.7 million reduced by depreciation and amortization expense of $8.4 million during 2021. The expenditures made during 2021 primarily relate to the construction of new store locations in addition to normal investments in hardware, software and other operating equipment. A new store was opened in Deptford, New Jersey bringing the total store count to thirty-two at December 31, 2021.

Other Real Estate Owned

The balance of other real estate owned decreased to $360,000 at December 31, 2021 from $1.2 million at December 31, 2020. The decrease was primarily the result of valuation adjustments and dispositions totaling $1.2 million offset by additions of $360,000 during 2021.

Operating Leases – Right of Use Asset

Under ASC 842, the right-of-use asset is valued as the initial amount of the lease liability obligation adjusted for any initial direct costs, prepaid or accrued rent, and any lease incentives. At December 31, 2021 and 2020, the balance of the operating lease right-of-use asset was $75.6 million and $72.9 million, respectively.

Goodwill

In connection with the review of our financial condition in light of the COVID-19 pandemic, we evaluated our assets, including goodwill and other intangibles for potential impairment on an interim basis at the end of each quarter during 2020. Goodwill was written off as a result of an interim test completed as of September 30, 2020. This was a complete write-off of all goodwill on the balance sheet. There was no goodwill on the balance sheet at December 31, 2021 and 2020.

Investment Securities Portfolio

Republic’s investment securities portfolio is intended to provide liquidity and contribute to earnings while diversifying credit risk. We attempt to maximize earnings while minimizing our exposure to interest rate risk. Investment securities available for sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes. Our debt securities consist primarily of U.S. Government agency SBA bonds, U.S. Government agency collateralized mortgage obligations (“CMO”), agency mortgage-backed securities (“MBS”), municipal securities, and corporate bonds. Investment securities available for sale totaled $1.1 billion at December 31, 2021 as compared to $529 million at December 31, 2020. The $547 million increase was primarily due to the purchase of securities totaling $706 million partially offset by the paydowns, maturities, and calls of securities totaling $142 million during 2021. At December 31, 2021, the portfolio had a net unrealized loss of $12 million compared to a net unrealized gain of $1 million at December 31, 2020. The $12.9 million decrease in the unrealized gain/(loss) of the investment portfolio was driven by an increase in market interest rates, which drove a decrease in value of the securities held in our portfolio during 2021.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (“SBIC”) and SBA bonds, CMOs and MBSs. The fair value of securities held-to-maturity totaled $1.6 billion and $837.0 million at December 31, 2021 and December 31, 2020, respectively. The $810.4 million increase was primarily due to the purchase of securities held to maturity totaling $1.1 billion partially offset by the paydowns, maturities, and calls of securities held in the portfolio totaling $269.8 million during the year ended December 31, 2021.

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

Equity securities consist of investments in the preferred stock of domestic banks. Equity securities are held at fair value. The fair value of equity securities at December 31, 2021 totaled $9.2 million compared to $9.0 million at December 31, 2020.

A summary of investment securities available for sale at fair value, investment securities held-to-maturity, and equity securities at December 31, 2021, 2020, and 2019 is as follows:

	At December 31,
(dollars in thousands)	2021	2020	2019
Investment securities available for sale
U.S. Government agencies	$25,671	$32,312	$38,743
Collateralized mortgage obligations	375,570	218,232	329,492
Agency mortgage-backed securities	446,740	149,325	98,953
Municipal securities	6,596	8,201	4,064
Corporate bonds	232,395	119,118	69,499
Amortized cost of investment securities available for sale	$1,086,972	$527,188	$540,751

Fair value of investment securities available for sale	$1,075,366	$528,508	$539,042

Investment securities held to maturity
U.S. Government agencies	$66,438	$82,093	$94,913
Collateralized mortgage obligations	400,424	363,363	416,177
Agency mortgage-backed securities	1,193,430	369,480	133,752
Amortized cost of investment securities held to maturity	$1,660,292	$814,936	$644,842

Fair value of investment securities held to maturity	$1,647,360	$836,972	$653,109

Equity Securities	$9,173	$9,039	$-

The total amortized cost of the investment securities portfolio has grown to $2.7 billion at December 31, 2021 compared to $1.3 billion at December 31, 2020, and $1.2 billion at December 31, 2019. Investment securities represented 49% of total assets at December 31, 2021 and 27% of total assets at December 31, 2020. We evaluate our investment securities portfolio in light of the interest rate environment and changing market conditions and when appropriate, take necessary actions to improve and enhance our overall positioning. We consider the portfolio to be well structured and of high quality. At December 31, 2021, 95% of the portfolio consisted of U.S. government debt securities or U.S. government agency issued mortgage-backed securities which were rated Aaa /AA+ by the major credit rating agencies.

The investment securities portfolio includes investment securities classified as both available for sale and held to maturity and equity securities at fair value.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates rise and increases when interest rates fall. In addition, the fair value generally decreases when credit spreads widen and increases when credit spreads tighten. Net unrealized losses in the investment securities portfolio were $24.5 million at December 31, 2021 compared to net unrealized gains of $23.4 million at December 31, 2020. The decrease was a result of an increase in market interest rates in 2021. The available for sale portfolio had unrealized losses of $11.6 million at December 31, 2021 and unrealized gains of $1.3 million at December 31, 2020. The held to maturity portfolio had unrealized losses of $12.9 million at December 31, 2021 and unrealized gains of $22.0 million at December 31, 2020.

We held four U.S. Government agency securities, 27 collateralized mortgage obligations and sixty-one agency mortgage-backed securities that were in an unrealized loss position at December 31, 2021. Principal and interest payments of the underlying collateral for each of these securities carry minimal credit risk. Management found no evidence of other than temporary impairment (“OTTI”) on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of December 31, 2021.

At December 31, 2021, the investment portfolio included eight municipal securities with a total market value of $6.9 million. These securities are reviewed quarterly for impairment. Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition, we periodically conduct our own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in New Jersey where six municipal securities had a market value of $6.2 million. As of December 31, 2021, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio.

At December 31, 2021, the investment portfolio included fifteen corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration. Seven of the fifteen corporate bonds are issued by four of the largest U.S. financial institutions. Each financial institution is well capitalized.

There were no proceeds from the sale of securities during the twelve-month period ended December 31, 2021. A gain of $2,000 was realized on the call of securities. The tax provision applicable to the gain of $2,000 for the year ended December 31, 2021 amounted to $1,000.

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

The following table presents the maturity distribution and weighted average yield by holding type and year of maturity of our investment securities portfolio at December 31, 2021. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these securities are classified separately with no specific maturity date. Equity securities are at fair value.

	December 31, 2021
	Within One Year		One to Five Years		Five to Ten Years		Past Ten Years		No Specific Maturity		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Fair value	Amortized Cost	Yield
Available for Sale
U.S. Government Agencies	$-	-	$24,928	0.93%	$-	-	$-	-	$-	-	$24,928	$25,671	0.93%
Collateralized mortgage obligations	-	-	-	-	-	-	-	-	371,549	1.66%	371,549	375,570	1.66%
Agency mortgage-backed securities	-	-	-	-	-	-	-	-	441,483	1.68%	441,483	446,740	1.68%
Municipal securities	737	4.14%	346	4.10%	5,857	2.97%	-	-	-	-	6,940	6,596	3.16%
Corporate bonds	33,420	2.59%	76,733	2.89%	26,242	2.22%	94,071	2.08%	-	-	230,466	232,395	2.44%
Total AFS securities	$34,157	2.63%	$102,007	2.42%	$32,099	2.36%	$94,071	2.08%	$813,032	1.67%	$1,075,366	$1,086,972	1.73%

Held to Maturity
U.S. Government Agencies	$4	2.58%	$67,983	2.47%	$-	-	$-	-	$-	-	$67,987	$66,438	2.47%
Collateralized mortgage obligations	-	-	-	-	-	-	-	-	396,228	1.77%	396,228	400,424	1.77%
Agency mortgage-backed securities	-	-	-	-	-	-	-	-	1,183,145	1.78%	1,183,145	1,193,430	1.78%
Total HTM securities	$4	2.58%	$67,983	2.47%	$-	-	$-	-	$1,579,373	1.78%	$1,647,360	$1,660,292	1.81%

Equity Securities	$-	-	$-	-	$-	-	$-	-	$9,173	-	$9,173	$-	-

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows. There was one Level 3 investment security classified as available-for-sale at December 31, 2021. This security is a corporate bond.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021, 2020, and 2019:

(dollars in thousands)	2021	2020	2019
Level 3 Investments Only	Corporate Bonds	Corporate Bonds	Corporate Bonds
Balance, January 1st	$2,631	$2,820	$3,069
Unrealized gains (losses)	(6)	(189)	(249)
Proceeds from sales	-	-	-
Realized losses	-	-	-
Balance, December 31st	$2,625	$2,631	$2,820

The Level 3 investment security classified as available for sale is a corporate bond that is not actively traded. Impairment would depend on the repayment ability of the underlying issuer, which is assessed through a detailed quarterly review of the issuer’s financial statements. The issuer is a “well capitalized” financial institution as defined by federal banking regulations and has demonstrated the ability to raise additional capital, when necessary, through the public capital markets. The fair value of this corporate bond is estimated by obtaining a price of a comparable floating rate debt instrument through Bloomberg.

Loan Portfolio

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small- and medium-sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, PPP loans and others. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans typically range between $250,000 and $5 million, but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $51.2 million at December 31, 2021. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit. There were no loans in excess of the legal lending limit at December 31, 2021. A $34 million threshold, which amounts to approximately 10% of total regulatory capital, reflects an additional internal monitoring guideline. We had one loan relationship in excess of $34 million at December 31, 2021. The internal monitoring guideline in place as of December 31, 2020 was $30 million. We had no loan relationships in excess of that guideline at December 31, 2020.

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

At December 31, 2021, we had loan concentrations exceeding 10% of total loans for credits extended to lessors of nonresidential real estate in the aggregate amount of $509.2 million, which represented 20% of gross loans receivable. Loan concentrations are considered to exist when amounts are loaned to multiple numbers of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions. At December 31, 2021, we had no foreign loans outstanding.

Loans decreased $143.9 million, or 5%, to $2.5 billion at December 31, 2021, versus $2.6 billion at December 31, 2020. Loans originated through the PPP loan program continue to be repaid or forgiven by the SBA, which offsets the growth experienced in other categories in the portfolio. Excluding the impact of the PPP loans, which decreased by $517.6 million in 2021, gross loans increased by $374 million, or 18%, to $2.4 billion at December 31, 2021 compared to $2.0 billion at December 31, 2020. We continue to see results from the continued success with our relationship banking model which has driven a steady flow in quality loan demand. We experienced strongest growth in the commercial and industrial, construction and land development, owner-occupied real estate, commercial real estate and residential mortgage categories during 2021.

The following table sets forth gross loans by major categories for the periods indicated:

	At December 31,
(dollars in thousands)	2021	2020	2019	2018	2017

Commercial real estate	$780,311	$705,748	$613,631	$515,738	$433,304
Construction and land development	216,008	142,821	121,395	121,042	104,617
Commercial and industrial	252,376	200,188	223,906	200,423	173,343
Owner occupied real estate	526,570	475,206	424,400	367,895	309,838
Consumer and other	83,487	102,368	101,320	91,152	76,183
Residential mortgage	536,332	395,174	263,444	140,364	64,764
Paycheck protection program	119,039	636,637	-	-	-
Total loans	$2,514,123	$2,658,142	$1,748,096	$1,436,614	$1,162,049

Deferred loan costs (fees)	(6,758)	(12,800)	99	(16)	229
Total loans, net of deferred loan fees	$2,507,365	$2,645,342	$1,748,195	$1,436,598	$1,162,278

Total loans, net of deferred loan costs, decreased $138 million, or 5%, to $2.5 billion at December 31, 2021, versus $2.6 billion at December 31, 2020. This decrease was due to a $517.6 million reduction in PPP loans. Excluding the impact of the PPP loan program, loans grew $374 million, or 18%, year over year.

Loan Maturity and Interest Rate Sensitivity

The amount of loans outstanding by category as of the dates indicated, which are due in: (i) one year or less, (ii) more than one year through five years, and (iii) over five years, is shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Total
Fixed rate:
1 year or less	$72,142	$2,649	$10,950	$35,433	$1,458	$-	$10,006	$132,638
1-5 years	426,409	91,595	93,131	236,098	1,503	146	109,033	957,915
5-15 years	239,941	39,771	28,174	142,022	9,492	29,804	-	489,204
15 years or more	1,981	288	12,304	29,978	-	504,335	-	548,886
Total fixed rate	$740,473	$134,303	$144,559	$443,531	$12,453	$534,285	$119,039	$2,128,643

Adjustable rate:
1 year or less	$21,099	$33,488	$51,709	$9,568	$2,899	$-	$-	$118,763
1-5 years	15,480	47,372	48,821	11,332	886	-	-	123,891
5-15 years	3,149	791	6,770	3,472	18,643	-	-	32,825
15 years or more	110	54	517	58,667	48,606	2,047	-	110,001
Total adjustable rate	39,838	81,705	107,817	83,039	71,034	2,047	-	385,480

Total	$780,311	$216,008	$252,376	$526,570	$83,487	$536,332	$119,039	$2,514,123

In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, and at interest rates prevailing at the date of renewal. At December 31, 2021, 85% of total loans were fixed rate compared to 89% at December 31, 2020.

Loss Mitigation and Loan Portfolio Analysis

We took a proactive approach to analyze and prepare for the potential challenges to be faced as the effects of the COVID-19 pandemic began to impact our customers. A detailed analysis of loan concentrations and segments that present the areas of highest risk was prepared and was closely monitored. Our commercial lending team initiated contact with a majority of our loan customers to discuss the impact that the pandemic crisis had on their businesses and the expected ramifications that could be felt in the future. We executed loan modifications and initiated payment deferrals for all customers that had an immediate need for assistance.

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of (i) December 30, 2020 or (ii) 60 days after the President declared a termination of the COVID-19 national emergency were not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. In December 2020, the Economic Aid Act was signed into law which amended certain sections of the CARES Act. This amendment extended the period to suspend the requirements under TDR accounting guidance to the earlier of i) January 1, 2022 or ii) 60 days after the President declares a termination of the national emergency related to the COVID-19 pandemic. As of December 31, 2021, there were no loan customers deferring loan payments, and all customers that were granted deferrals to assist during the height of the COVID pandemic have resumed contractual payments. At December 31, 2020, 21 customers with outstanding balances of $16 million, were deferring loan payments. At December 31, 2020, deferrals were comprised of the following categories: 90 day deferrals amounted to eight customers with outstanding balances of $3 million and second deferrals amounted to thirteen customers with outstanding balances of $13 million.

As a result of the changes in economic conditions driven by the COVID pandemic, we increased the qualitative factors for certain components of our allowance for loan loss calculation. We also took into consideration the probable impact that the various stimulus initiatives provided through the CARES Act, along with other government programs, could have to assist borrowers during this period of economic stress. We believe the combination of ongoing communication with our customers, relatively loan-to-value ratios on underlying collateral, loan payment deferrals, increased focus on risk management practices, and access to government programs such as the PPP, successfully mitigated potential losses. While economic conditions have improved, we will continue to closely monitor key economic indicators and our internal asset quality metrics as the effects of the coronavirus pandemic may still impact our customer base if new variants of the virus arise. The provision for loan losses and charge-offs may be impacted in future periods.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated:

	At December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Loans accruing, but past due 90 days or more	$323	$612	$-	$-	$-
Non-accrual loans:
Commercial real estate	4,493	4,421	4,159	4,631	8,963
Construction and land development	-	-	-	-	-
Commercial and industrial	2,558	2,963	3,087	3,661	2,895
Owner occupied real estate	3,714	2,859	3,337	1,188	2,136
Consumer and other	1,075	1,302	1,062	861	851
Residential mortgage	701	701	768	-	-
Paycheck Protection Program	-	-	-	-	-
Total non-accrual loans	12,541	12,246	12,413	10,341	14,845
Total non-performing loans	12,864	12,858	12,413	10,341	14,845
Other real estate owned	360	1,188	1,730	6,223	6,966
Total non-performing assets	$13,224	$14,046	$14,143	$16,564	$21,811

Non-performing loans as a percentage of total loans, net of unearned income	0.51%	0.49%	0.71%	0.72%	1.28%
Non-performing assets as a percentage of total assets	0.24%	0.28%	0.42%	0.60%	0.94%

Problem loans can consist of loans that are performing, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At December 31, 2021, all identified problem loans included in the preceding table are internally classified and have been evaluated for a specific reserve allocation in the allowance for loan losses (see discussion on “Allowance for Loan Losses”).

Non-performing assets decreased by $822 thousand, or 6%, to $13.2 million at December 31, 2021, compared to $14.0 million at December 31, 2020. Non-performing loans of $12.9 million at December 31,2021 were equivalent to non-performing loans at December 31, 2020. The reduction in other real estate owned was the result of the disposition of four OREO properties for a total of $1.2 million offset by the addition of two properties for a total of $360,000.

The following summary shows the impact on interest income of non-accrual loans, subsequent to being placed on non-accrual for the periods indicated:

	For the Year Ended December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Interest income that would have been recorded had the loans been in accordance with their original terms	$700	$718	$548	$498	$590
Interest income included in net income	$-	$-	$-	$-	$-

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

Factors considered in the calculation of the allowance for non-impaired loans include several qualitative and quantitative factors such as historical loss experience, trends in delinquency and nonperforming loan balances, changes in risk composition and underwriting standards, experience and ability of management, and general economic conditions along with other external factors. Historical loss experience is analyzed by reviewing charge-offs over a three-year period to determine loss rates consistent with the loan categories depicted in the allowance for loan loss table below.

The entire allowance for loan losses is available to absorb losses in the loan portfolio and related commitment portfolio. Our principal focus, therefore, is on the adequacy of the total allowance for loan losses. The allowance for loan losses is subject to review by banking regulators on a regular basis. Our primary bank regulators regularly conduct examinations of the allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

A detailed analysis of our allowance for loan losses for the years indicated is as follows:

	For the Year Ended December 31,
(dollars in thousands)	2021	2020	2019	2018	2017

Balance at beginning of period	$12,975	$9,266	$8,615	$8,599	$9,155
Charge-offs:
Commercial real estate	311	-	-	1,603	-
Construction and land development	-	-	-	-	-
Commercial and industrial	61	333	1,356	151	1,366
Owner occupied real estate	-	48	-	465	157
Consumer and other	117	107	126	219	53
Residential mortgage	-	67	-	-	-
Paycheck Protection Program	-	-	-	-	-
Total charge-offs	489	555	1,482	2,438	1,576
Recoveries:
Commercial real estate	33	-	-	50	54
Construction and land development	-	3	-	-	-
Commercial and industrial	462	48	217	81	64
Owner occupied real estate	64	1	2	20	-
Consumer and other	169	12	9	3	2
Residential mortgage	-	-	-	-	-
Paycheck Protection Program	-	-	-	-	-
Total recoveries	728	64	228	154	120
Net (recoveries) charge-offs	(239)	491	1,254	2,284	1,456
Provision for loan losses	5,750	4,200	1,905	2,300	900
Balance at end of period	$18,964	$12,975	$9,266	$8,615	$8,599

Average loans outstanding(1)	$2,577,498	$2,359,169	$1,544,904	$1,340,117	$1,090,851

As a percent of average loans:(1)
Net charge-offs	(0.01% )	0.02%	0.08%	0.17%	0.13%
Provision for loan losses	0.22%	0.18%	0.12%	0.17%	0.08%
Allowance for loan losses	0.74%	0.55%	0.60%	0.64%	0.79%

Allowance for loan losses to:
Total loans, net of unearned income	0.79%	0.49%	0.53%	0.60%	0.74%
Total non-performing loans	147.42%	100.91%	74.65%	83.31%	57.93%

(1) Includes non-accruing loans.

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. We recorded a loan loss provision of $5.8 million in 2021 compared to a $4.2 million provision in 2020. The increase was primarily caused by the uncertainty surrounding the economic environment as a result of the COVID-19 pandemic. Qualitative factors in the calculation of the provision for loan losses were adjusted to account for this uncertainty.

The ratio of non-performing assets to total assets declined to 0.24% as of December 31, 2021 compared to 0.28% as of December 31, 2020. Net (recoveries) charge-offs as a percentage of average loans outstanding declined to (0.01%) for the year ended December 31, 2021 from 0.02% for the year ended December 31, 2020.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 147% at December 31, 2021 as compared to 101% at December 31, 2020 and 75% at December 31, 2019. All loans individually evaluated for impairment are adequately secured with collateral and/or specific reserves. Coverage is considered adequate by management as of December 31, 2021.

Management makes at least a quarterly determination as to the adequacy of the allowance for loan losses. The Board of Directors periodically reviews the status of all non-accrual and impaired loans and loans classified by the management team. The Board of Directors also considers specific loans, pools of similar loans, historical charge-off activity, economic conditions and other relevant factors in reviewing the adequacy of the allowance for loan losses. Any additions deemed necessary to the allowance for loan losses are charged to operating expenses.

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

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category. The amount of non-performing loans for which partial charge-offs have been recorded during the year amounted to $403,000 at December 31, 2021 compared to $1.1 million at December 31, 2020. Our charge-off policy is reviewed on an annual basis and updated as necessary. During the twelve months ended December 31, 2021, there have been no changes made to this policy.

We have an existing loan review program, which monitors the loan portfolio on an ongoing basis. A loan review officer who reviews both the loan portfolio and overall adequacy of the allowance for loan losses conducts this loan review on a quarterly basis and reports directly to the Board of Directors.

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at December 31, 2021. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is based on management’s evaluation of historical charge-off experience and adjusted for several qualitative factors. The entire allowance for loan losses is available to absorb loan losses in any loan category.

The allocation of the allowance for loan losses for the past five years is as follows:

	At December 31,
	2021		2020		2019		2018		2017
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial real estate	$5,802	31.0%	$4,394	26.6%	$3,043	35.1%	$2,462	35.9%	$3,774	37.3%
Construction and land development	1,544	8.6%	948	5.4%	688	6.9%	777	8.4%	725	9.0%
Commercial and industrial	2,856	10.1%	1,367	7.5%	931	12.8%	1,754	14.0%	1,317	14.9%
Owner occupied real estate	3,158	21.0%	2,374	17.9%	2,292	24.3%	2,033	25.6%	1,737	26.7%
Consumer and other	629	3.3%	723	3.9%	590	5.8%	577	6.3%	573	6.5%
Residential mortgage	4,922	21.3%	3,025	14.9%	1,705	15.1%	894	9.8%	392	5.6%
Paycheck Protection Program	-	4.7%	-	24.0%	-	-%	-	-%	-	-%
Unallocated	53	-	144	-	17	-	118	-	81	-
Total allowance for loan losses	$18,964	100%	$12,975	100%	$9,266	100%	$8,615	100%	$8,599	100%

We provide specific reserves for impaired loans to the extent the estimated realizable value of the underlying collateral is less than the loan balance, when the collateral is the only source of repayment. Also, we estimate and recognize reserve allocations on loans identified as “internally classified accruing loans” based upon any factor that might impact loss estimates. Those factors include but are not limited to the impact of economic conditions on the borrower and management’s potential alternative strategies for loan or collateral disposition.  An unallocated allowance is established for losses that have not been identified through the formulaic and other specific components of the allowance as described above. Management has identified several factors that impact credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of macro and micro economic conditions, industry and geographic loan concentrations, changes in the composition of the loan portfolio, changes in underwriting processes and trends in problem loan and loss recovery rates. The impact of the above is considered in light of management’s conclusions as to the overall adequacy of underlying collateral and other factors.

The majority of our loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. We attempt to evaluate larger loans individually, on the basis of our loan review process, which scrutinizes loans on a selective basis and other available information. Our portfolio of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. For PPP loans, the SBA guarantees 100% of the principal and interest owed by the borrower.

A loan is considered impaired, in accordance with ASC 310, when based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans, but also include internally classified accruing loans.  As of December 31, 2021, management identified no troubled debt restructurings in the loan portfolio. One troubled debt restructuring in the amount of $4.5 million was identified as of December 31, 2020.

The following table presents our impaired loans at December 31, 2021, 2020, and 2019:

(dollars in thousands)		December 31,
	2021	2020	2019
Impaired loans without a valuation allowance	$4,415	$12,842	$12,862
Impaired loans with a valuation allowance	14,005	5,127	6,020
Total impaired loans	$18,420	$17,969	$18,882

Valuation allowance related to impaired loans	$2,743	$591	$556
Total nonaccrual loans	12,541	12,246	12,413
Total nonaccrual loans as a percentage of total loans	0.49%	0.46%	0.71%
Allowance for credit losses as a percentage of nonaccrual loans	151.22%	105.95%	74.65%
Total loans past-due ninety days or more and still accruing	323	612	-

For the years ended December 31, 2021, 2020, and 2019, the average recorded investment in impaired loans was approximately $15.1 million, $19.6 million, and $18.1 million, respectively.  Republic earned $113,000, $478,000, and $386,000 of interest income on impaired loans (internally classified accruing loans) in 2021, 2020, and 2019, respectively.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

Total impaired loans increased by $451,000, or 3%, during the year ended December 31, 2021. The valuation allowance related to impaired loans increased to $2.7 million at December 31, 2021 compared to $591,000 at December 31, 2020. At December 31, 2021 and 2020, internally classified accruing loans totaled approximately $6.1 million and $1.8 million, respectively.

The following table presents our 30 to 89 days past due loans at December 31, 2021, 2020, and 2019:

(dollars in thousands)		December 31,
	2021	2020	2019
30 to 59 days past due	$4,851	$2,321	$112
60 to 89 days past due	4,706	938	1,823
Total loans 30 to 89 days past due	$9,557	$3,259	$1,935

Management has engaged in active discussions with all delinquent relationships to address delinquencies and is confident that acceptable resolutions will be achieved in the near term. Total loans 30 to 89 days past due increased to $9.6 million at December 31, 2021 compared to $3.3 million at December 31, 2020 due primarily to the addition of one loan in the fourth quarter of 2021 totaling $4.1 million. PPP loans 30 to 89 days past due totaled $2.1 million at December 31, 2021.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $1.2 billion to $5.2 billion at December 31, 2021, from $4.0 billion at December 31, 2020. This increase can be attributed to our strategy to expand the reach of our banking model which focuses on enhancing the total customer experience including in-store, on-line and mobile banking options. High levels of customer service and convenience across all delivery channels drives the gathering of low-cost, core deposits. We recognized strong growth in demand deposit balances, including an increase in non-interest bearing demand deposits of 39%, year over year as a result of the successful execution of our strategy. The increase in demand deposits over the last twelve months is also a result of our participation in the PPP loan program. Many of the PPP loans originated were for small businesses that were previously not customers of Republic Bank. Many of these small businesses have chosen to move their primary banking relationship to Republic as a result of the outstanding level of service and cooperation they experienced during the PPP loan process. Commercial deposits were 44% of total deposits as of December 31, 2021.

Total deposits by account type at December 31, 2021, 2020, and 2019 are as follows:

(dollars in thousands)	At December 31,
	2021	2020	2019
Demand deposits, non-interest bearing	$1,404,360	$1,006,876	$661,431
Demand deposits, interest bearing	2,283,779	1,776,995	1,352,360
Money market & savings deposits	1,305,096	1,043,519	761,793
Time deposits	197,945	186,361	223,579
Total deposits	$5,191,180	$4,013,751	$2,999,163

The average balances and weighted average rates of Republic’s interest-bearing deposits for the last three years are as follows:

	For the Years Ended December 31,
	2021		2020		2019
(dollars in thousands)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Interest bearing demand deposits	$2,025,420	0.65%	$1,509,826	0.84%	$1,184,530	1.32%
Money market & savings deposits	1,162,032	0.32%	916,607	0.68%	705,445	0.98%
Time deposits	190,960	0.79%	211,636	1.82%	190,567	2.02%
Total interest bearing deposits	$3,378,412	0.54%	$2,638,069	0.86%	$2,080,542	1.26%

Time deposits in excess of the FDIC insurance limit, by maturity, as of December 31, 2021 are as follows:

(dollars in thousands)
Maturity:
3 months or less	$9,758
3 to 6 months	27,828
6 to 12 months	10,342
Over 12 months	7,229
Total	$55,157

Other Borrowings

As part of the CARES Act, the Federal Reserve Bank of Philadelphia offered secured discounted borrowings to banks that originated PPP loans through the Paycheck Protection Program Liquidity Facility or PPPLF program. The Company did not pledge any PPP loans or borrow any funds as part of the PPPLF program at December 31, 2021 since the PPPLF program was discontinued on July 30, 2021. At December 31, 2020, we borrowed $633.9 million through the Paycheck Protection Program Liquidity Facility provided by the Federal Reserve Bank at a rate of 35 basis points. This borrowing was repaid in full during the first week of January 2021.

Operating Lease Liability Obligation

Under ASC 842, the operating lease liability obligation is calculated as the present value of the lease payments, using the discount rate specified in the lease, or if that is not available, our incremental borrowing rate. At December 31, 2021 and 2020, the balance of the operating lease liability obligation was $81.8 million and $77.6 million, respectively.

Shareholders’ Equity

Total shareholders’ equity increased $16.1 million to $324.2 million at December 31, 2021 compared to $308.1 million at December 31, 2020. The increase was primarily due to earnings of $21.7 million partially offset by a decrease in accumulated other comprehensive income of $7.8 million associated with a decrease in the market value of the investment securities portfolio. The shift in market value of the securities portfolio was primarily driven by a increase in market interest rates, which decreased the market value of the securities held in our portfolio.

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $549.8 million and $428.9 million and standby letters of credit of approximately $18.0 million and $16.6 million at December 31, 2021 and 2020, respectively. Commitments often expire without being drawn upon. Of the $549.8 million of commitments to extend credit at December 31, 2021, substantially all were variable rate commitments.

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

Contractual Obligations and Other Commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2021:

(dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Minimum annual rentals or non-cancellable operating leases	$115,883	$8,134	$15,062	$13,820	$78,867
Branch construction commitments	7,606	7,606	-	-	-
Remaining contractual maturities of time deposits	197,945	166,031	27,273	4,641	-
Subordinated debt	11,341	17	-	-	11,324
Director and Officer retirement plan obligations	1,072	747	127	116	82
Loan commitments	549,765	228,262	95,111	99,330	127,062
Standby letters of credit	17,975	16,374	1,545	56	-
Total	$901,587	$427,171	$139,118	$117,963	$217,335

As of December 31, 2021, we had entered into non-cancelable lease agreements for our main office and operations center, twenty current and pending retail branch facilities, five loan offices, one storage facility, and seventeen equipment leases expiring on various dates through August 31, 2059. The leases are accounted for as operating leases. The minimum rental payments required under these leases are $115.9 million through the year 2059.

We have retirement plan agreements with certain directors and officers. At December 31, 2021, the accrued benefits under the plan were approximately $1.1 million, with a minimum age of 65 established to qualify for the payments.

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

The following tables present a summary of our GAP analysis at December 31, 2021.  Amounts shown in the table include both estimated maturities and instruments scheduled to re-price, including prime-based loans.  For purposes of these tables, we have used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally, certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities.

Interest Rate Sensitivity Gap
As of December 31, 2021

(dollars in thousands)	0 – 90 Days	91-180 Days	181-365 Days	1-2 Years	2-3 Years	3-5 Years	More than 5 Years	Financial Statement Total	Fair Value

Interest sensitive assets:
Investment securities and other interest-bearing balances	$276,925	$116,927	$169,875	$294,886	$293,449	$461,205	$1,242,319	$2,855,586	$2,831,048
Loans receivable	490,543	109,678	198,110	363,088	327,698	517,135	482,149	2,488,401	2,475,944
Total	$767,468	$226,605	$367,985	$657,974	$621,147	$978,340	$1,724,468	$5,343,987	$5,306,992

Cumulative totals	$767,468	$994,073	$1,362,058	$2,020,032	$2,641,179	$3,619,519	$5,343,987

Interest sensitive liabilities:
Demand interest bearing(1)	$2,283,779	$-	$-	$-	$-	$-	-	$2,283,779	$2,283,779
Savings accounts(1)	529,155	-	-	-	-	-	-	529,155	529,155
Money market accounts(1)	775,941	-	-	-	-	-	-	775,941	775,941
Time deposits	31,987	66,461	67,582	24,591	2,682	4,642	-	197,945	197,764
Subordinated debt	11,278	-	-	-	-	-	-	11,278	8,644
Total	$3,632,140	$66,461	$67,582	$24,591	$2,682	$4,642	-	$3,798,098	$3,795,283

Cumulative totals	$3,632,140	$3,698,601	$3,766,183	$3,790,774	$3,793,456	$3,798,098	3,798,098

Interest rate sensitivity GAP	$(2,864,672)	$160,144	$300,403	$633,383	$618,465	$973,698	1,724,468
Cumulative GAP	$(2,864,672)	$(2,704,528)	$(2,404,125)	$(1,770,742)	$(1,152,277)	$(178,579)	1,585,889
Interest sensitive assets/Interest sensitive liabilities	21.13%	26.88%	36.17%	53.29%	69.62%	95.30%	140,70%
Cumulative GAP/ Total earning assets	(53.61)%	(50.61)%	(44.99)%	(33.14)%	(21.56)%	(3.34% )	28.93%

(1)

Demand, savings and money market accounts are scheduled to reprice based upon decay rate and run off percentage estimates obtained through a deposit study performed by an independent third party, along with management’s estimates of when rates would have to be increased to retain balances in response to competition. Such estimates are necessarily subjective and could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based.

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

Net Portfolio Value and Net Interest Income Analysis

The income simulation models management used to measure interest rate risk and manage interest rate sensitivity generates estimates of the change in net portfolio value (NPV) and net interest income (NII) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of December 31, 2021 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated (dollars in thousands):

Change in				NPV as a % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
in Basis Points		$	%	NPV	Change
(Rate Shock)	Amount	Change	Change	Ratio	(in Basis Points)
+400	$613,466	$(247,864)	(28.78)%	13.24%	(171)
+300	729,994	(131,336)	(15.25)%	14.95%	(105)
+200	821,199	(40,131)	(4.66)%	16.00%	(25)
+100	873,457	12,127	1.41%	16.25%	85
Static	861,330	-	0.00%	15.40%	-
-100	726,337	(134,993)	(15.67)%	12.63%	(277)

In addition to modeling changes in NPV, we also analyze potential changes to NII for a forecasted twelve-month period under rising and falling interest rate scenarios. The following tables shows the NII model as of December 31, 2021 and December 31, 2020:

(dollars in thousands)	December 31, 2021
Change in Interest Rates in Basis Points(1)	Net Interest Income	$ Change	% Change
+400	$132,228	(1,165)	(0.9)%
+300	133,136	(257)	(0.2)%
+200	133,693	300	0.2%
+100	134,169	77	0.6%
Static	133,393	-	0.0%
-100	120,133	(13,260)	(9.9)%

(dollars in thousands)	December 31, 2020
Change in Interest Rates in Basis Points(1)	Net Interest Income	$ Change	% Change
+400	$131,184	27,010	25.93%
+300	125,317	21,143	20.30%
+200	119,142	14,968	14.37%
+100	112,732	8,558	8.22%
Static	104,174	-	0.00%
-100	95,041	(9,133)	(8.76)%

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

Management believes that the assumptions utilized in evaluating our estimated net interest income are reasonable. However, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based. Periodically, we may and do make significant changes to underlying assumptions, which are subjective.  Prepayments on residential mortgage loans and mortgage-backed securities have increased over historical levels in recent years due to the lower interest rate environment, and may result in reductions in margins.

Capital Resources

We have two outstanding issues of trust preferred securities. The subsidiary trusts are not consolidated for financial reporting purposes.  The purpose of the issuances of these securities was to increase capital. The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital.

In December 2006, Republic Capital Trust II (“Trust II”) issued $6.0 million of trust preferred securities to investors and $0.2 million of common securities to the Company.  Trust II purchased $6.2 million of junior subordinated debentures of the Company due 2037, and the Company used the proceeds to call the securities of Republic Capital Trust I (“Trust I”).  The debentures supporting Trust II have a variable interest rate, adjustable quarterly, at 1.73% over the 3-month LIBOR rate.  The Company may call the securities on any interest payment date after five years without a prepayment penalty.

On June 28, 2007, Republic Capital Trust III (“Trust III”) issued $5.0 million of trust preferred securities to investors and $0.2 million common securities to the Company. Trust III purchased $5.2 million of junior subordinated debentures of the Company due 2037, which have a variable interest rate, adjustable quarterly, at 1.55% over the 3-month LIBOR rate.  The Company has the ability to call the securities on any interest payment date without a prepayment penalty.

Deferred issuance costs included in subordinated debt were $63,000 and $70,000 at December 31, 2021 and December 31, 2020, respectively. Amortization of deferred issuance costs was $7,000, $6,000, and $6,000 in each of the years ended December 31, 2021, 2020, and 2019, respectively.

Shareholders’ equity as of December 31, 2021 was $324.2 million compared to $308.1 million as of December 31, 2020. The book value per share of our common stock increased to $4.68 as of December 31, 2021, based upon 58,943,153 shares outstanding, from $4.41 as of December 31, 2020, based upon 58,859,778 shares outstanding at December 31, 2020.

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

Management believes that the Company and Republic met, as of December 31, 2021 and 2020, all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed Republic’s category.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

The following table presents the Company’s and Republic’s capital regulatory ratios calculated based on Basel III guidelines at December 31, 2021 and 2020:

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2021:

Total risk based capital
Republic	$347,030	11.43%	$242,787	8.00%	$318,658	10.50%	$303,484	10.00%
Company	360,175	11.83%	243,591	8.00%	319,713	10.50%	-	-%
Tier one risk based capital
Republic	328,066	10.81%	182,091	6.00%	257,962	8.50%	242,787	8.00%
Company	341,211	11.21%	182,693	6.00%	258,816	8.50%	-	-%
CET 1 risk based capital
Republic	328,066	10.81%	136,568	4.50%	212,439	7.00%	197,265	6.50%
Company	281,886	9.26%	137,020	4.50%	213,142	7.00%	-	-%
Tier one leveraged capital
Republic	322,097	5.85%	224,247	4.00%	224,247	4.00%	280,309	5.00%
Company	324,242	6.08%	224,656	4.00%	224,656	4.00%	-	-%

At December 31, 2020:

Total risk based capital
Republic	$298,291	12.36%	$193,062	8.00%	$253,394	10.50%	$241,327	10.00%
Company	326,554	13.50%	193,498	8.00%	253,967	10.50%	-	-%
Tier one risk based capital
Republic	285,316	11.82%	144,796	6.00%	205,128	8.50%	193,062	8.00%
Company	313,579	12.96%	145,124	6.00%	205,592	8.50%	-	-%
CET 1 risk based capital
Republic	285,316	11.82%	108,597	4.50%	168,929	7.00%	156,863	6.50%
Company	254,254	10.51%	108,843	4.50%	169,311	7.00%	-	-%
Tier one leveraged capital
Republic	287,114	7.44%	153,414	4.00%	153,414	4.00%	191,767	5.00%
Company	308,113	8.17%	153,621	4.00%	153,621	4.00%	-	-%

Liquidity

A financial institution must maintain and manage liquidity to ensure it has the ability to meet its financial obligations. These obligations include the payment of deposits on demand or at their contractual maturity; the repayment of borrowings as they mature; the payment of lease obligations as they become due; the ability to fund new and existing loans and other funding commitments; and the ability to take advantage of new business opportunities. Liquidity needs can be met by either reducing assets or increasing liabilities. Our most liquid assets consist of cash, amounts due from banks and federal funds sold and securities available for sale.

Regulatory authorities require us to maintain certain liquidity ratios in order for funds to be available to satisfy commitments to borrowers and the demands of depositors. In response to these requirements, we have formed an asset/liability committee (ALCO), comprised of certain members of Republic’s Board of Directors and senior management to monitor our liquidity position and interest sensitivity. That committee’s primary objective is to maximize net interest income while configuring Republic’s interest-sensitive assets and liabilities to manage interest rate risk and provide adequate liquidity for projected needs. The ALCO committee meets quarterly or more frequently if deemed necessary.

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $118.9 million at December 31, 2021, compared to $775.3 million at December 31, 2020. Loan maturities and repayments are another source of asset liquidity. At December 31, 2021, Republic estimated that more than $115 million of loans would mature or repay in the six-month period ending June 30, 2022. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At December 31, 2021, we had outstanding commitments (including unused lines of credit and letters of credit) of $567.8 million. Certificates of deposit scheduled to mature in one year totaled $166.0 million at December 31, 2021. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. We maintain a line of credit with the FHLB of Pittsburgh. Our maximum borrowing capacity with the FHLB was $1.3 billion at December 31, 2021. As of December 31, 2021, we had no outstanding overnight borrowings. At December 31, 2021, FHLB had issued a letter on Republic’s behalf, totaling $100.0 million against our available credit. Our maximum borrowing capacity with the FHLB was $1.1 billion at December 31, 2020. As of December 31, 2020, we had no outstanding overnight borrowings. At December 31, 2020, FHLB had issued a letter on Republic’s behalf, totaling $150.0 million against our available credit. We also maintain a contingency line of credit of $10.0 million with Atlantic Community Bankers Bank (“ACBB”) and a Fed Funds line of credit with Zions Bank in the amount of $15.0 million to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit or the Zions Fed Funds line at both December 31, 2021 and December 31, 2020. As part of the CARES Act, the Federal Reserve Bank of Philadelphia offered secured discounted borrowing capacity to banks that originated PPP loans through the Paycheck Protection Program Liquidity Facility or PPPLF program. The Company did not pledge any PPP loans or borrow any funds as part of the PPPLF program at December 31, 2021 since the PPPLF program was discontinued on July 30, 2021. At December 31, 2020, the Company pledged $633.9 million of PPP loans to the Federal Reserve Bank of Philadelphia to borrow $633.9 million of funds at a rate of 0.35%.

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

Item 7A:  Quantitative and Qualitative Disclosure about Market Risk

See “Management Discussion and Analysis of Results of Operations and Financial Condition – Interest Rate Risk Management”.

Item 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm begins on page 72:

Crowe LLP (Firm ID 173) Livingston, NJ

BDO USA, LLP (Firm ID 243) Philadelphia, PA

The Consolidated Financial Statements of the Company begin on page 77.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Republic First Bancorp, Inc.

Philadelphia, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Republic First Bancorp, Inc. (the "Company") as of December 31, 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 25, 2022, expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses –Qualitative risk factors

As more fully described in Note 2 and Note 5 to the consolidated financial statements, the Company estimates and records an allowance for loan losses, which represents management’s estimate of known and inherent losses related to the loan portfolio. The general component of the allowance covers the non-classified loans and is based on historical loss experience adjusted for several qualitative risk factors. The qualitative risk factors include current economic conditions, past loss experience, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews and regulatory examinations, borrowers’ perceived financial and managerial strengths. Each qualitative risk factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. The application of the qualitative risk factors to the historical loss rate calculation is subjective.

The principal considerations for our determination that auditing the qualitative risk factors is a critical audit matter is the high degree of subjectivity and judgment involved in the assessment of the risk of loss associated with each risk factor. The primary audit procedures to address the critical audit matter included both control and substantive testing related to the qualitative risk factors.  Procedures included, among others:

●	Testing the operating effectiveness of the following controls:
o	Management’s review of the appropriateness and adequacy of the qualitative risk factors
o	Management’s approval of the allowance for loan losses for loans collectively evaluated for impairment, including qualitative risk factors
o	Management’s review of the completeness and accuracy of data inputs used to develop the qualitative risk factors
●	Substantive tests included:
o	Agreeing the data inputs used to develop the qualitative risk factors to internal or external source documentation, including evaluating the relevance and reliability of source documents
o	Evaluating the reasonableness of assumptions and judgments used in developing the qualitative risk factors
o	Evaluating the reasonableness and appropriateness of qualitative risk factors and resulting allowance, including directional consistency
o	Performing analytical procedures for the allowance for loan losses for loans collectively evaluated

Transactions with Affiliates and Related Parties

As more fully described in Note 18 to the consolidated financial statements, the Company routinely enters into transactions with affiliates and related parties in the normal course of business for marketing, graphic design, architectural and project management services, as well as public relations services.

The principal considerations for our determination that auditing transactions with affiliates and related parties is a critical audit matter is the nature and extent of audit procedures related to the identification of affiliates and related parties, the approval and monitoring of transactions by the audit committee and board of directors and the completeness and accuracy of disclosures of transactions with affiliates and related parties due to the material weakness  in internal controls over related party transactions. The primary procedures performed to address the critical audit matter included substantive testing of transactions with affiliates and related parties.  Procedures included, among others:

●	Substantive tests included:
o	Reading the minutes of meetings of the audit committee and board of directors for evidence of monitoring and approval of transactions with affiliates and related parties
o	Obtaining an understanding of the terms and the business purpose of transactions with affiliates and related parties
o	Evaluating the results from the third-party independent investigation
o	Evaluating the completeness of the identification of affiliates and related parties
o	Evaluating the completeness of transactions with affiliates and related parties
o	Testing the completeness and accuracy of data inputs used in approving, monitoring and reporting such transactions
o	Testing the completeness and accuracy of the disclosures of transactions with affiliates and related parties

Disclosure of the expected transition effect from the adoption of ASC Topic 326 on the allowance for credit losses

As described in Note 1 of the consolidated financial statements, the Company disclosed the expected increase to the allowance for loan losses resulting from the adoption of ASU No. 2016-13, Financial instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company adopted the standard on January 1, 2022. Upon adoption, the impact the Company incurred a $2.2 million after-tax reduction to stockholders’ equity balance. The standard replaces the existing Allowance for Loan Loss (incurred loss) guidance with a Current Expected Credit Loss (CECL) model which is based on expected credit losses.

The principal considerations for our determination  the disclosure of the expected transition effect from the adoption of ASU No. 2016-13 on the allowance for credit losses is a critical audit matter is the high degree of subjectivity and judgment involved in auditing the expected transition effect for loans receivable due to the subjective nature of estimating the losses under ASU No. 2016-13 for purposes of the disclosure and the material weakness in internal controls related to the implementation of ASU No. 2016-13. Our audit procedures related to the disclosure requirements over the expected transition effect included the following:

●	Substantive tests of the disclosure of the expected transition effect included:
o	Evaluating the reasonableness of the Company’s methodology and certain assumptions and inputs, involved in the adoption of the CECL model
o	Testing the mathematical accuracy of select calculations

We have served as the Company's auditor since 2021.

/s/ Crowe LLP

Livingston, New Jersey

October 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Republic First Bancorp, Inc.

Philadelphia, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited Republic First Bancorp, Inc. (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, because of the effects of the material weaknesses discussed in the following paragraph, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.”

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management's report:

●

Material weakness in the control environment, which resulted in deficiencies in the communication of certain relevant information to the Board of Directors of the Company, including information related to branch expenditures.

●	Material weakness in controls over the review, analysis and approval of related party transactions.
●	Material weakness in controls over the implementation of FASB’s accounting standard, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2021, the related consolidated statements of operation, comprehensive income, changes in shareholders’ equity, and cash flow for the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements") and our report dated October, 25, 2022 expressed an unqualified opinion. We considered the material weaknesses identified above in determining the nature, timing, and extent of audit procedures applied in our audit of the 2021 financial statements, and this report on Internal Control over Financial Reporting does not affect such report on the financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Crowe LLP

Livingston, New Jersey

October 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Republic First Bancorp, Inc.

Philadelphia, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Republic First Bancorp, Inc. (the “Company”) and subsidiaries as of December 31, 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2020, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

We have served as the Company's auditor from 2013 to 2021.

Philadelphia, Pennsylvania

March 11, 2021

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$14,072	$29,746
Interest bearing deposits with banks	104,812	745,554
Cash and cash equivalents	118,884	775,300

Investment securities available for sale, at fair value	1,075,366	528,508
Investment securities held to maturity, at amortized cost (fair value of $1,647,360 and $836,972, respectively)	1,660,292	814,936
Equity securities	9,173	9,039
Restricted stock, at cost	3,510	3,039
Mortgage loans held for sale, at fair value	8,538	50,387
Other loans held for sale	5,224	2,983
Loans receivable (net of allowance for loan losses of $18,964 and $12,975, respectively)	2,488,401	2,632,367
Premises and equipment, net	127,440	123,170
Other real estate owned, net	360	1,188
Accrued interest receivable	15,073	16,120
Operating lease right-of-use asset	75,627	72,946
Other assets	38,768	35,752
Total Assets	$5,626,656	$5,065,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$1,404,360	$1,006,876
Demand – interest bearing	2,283,779	1,776,995
Money market and savings	1,305,096	1,043,519
Time deposits	197,945	186,361
Total Deposits	5,191,180	4,013,751
Other borrowings	-	633,866
Accrued interest payable	550	926
Other liabilities	17,636	20,232
Operating lease liability	81,770	77,576
Subordinated debt	11,278	11,271
Total Liabilities	5,302,414	4,757,622

Commitments and contingencies (see note 12)	-	-

Shareholders’ Equity
Preferred stock, par value $0.01 per share; liquidation preference $25.00 per share; 10,000,000 shares authorized; share issued 2,000,000 as of December 31, 2021 and December 31, 2020; shares outstanding 2,000,000 as of December 31, 2021 and December 31, 2020	20	20
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 59,471,998 as of December 31, 2021 and 59,388,623 as of December 31, 2020; shares outstanding 58,943,153 as of December 31, 2021 and 58,859,778 as of December 31, 2020	595	594
Additional paid in capital	324,618	322,321
Retained earnings / accumulated deficit	13,591	(8,085)
Treasury stock at cost (503,408 shares as of December 31, 2021 and December 31, 2020)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of December 31, 2021 and December 31, 2020)	(183)	(183)
Accumulated other comprehensive loss	(10,674)	(2,829)
Total Shareholders’ Equity	324,242	308,113
Total Liabilities and Shareholders’ Equity	$5,626,656	$5,065,735

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2021, 2020, and 2019

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Interest income
Interest and fees on taxable loans	$113,217	$91,177	$72,808
Interest and fees on tax-exempt loans	1,677	2,115	1,689
Interest and dividends on taxable investment securities	32,131	21,059	27,459
Interest and dividends on tax-exempt investment securities	325	85	337
Interest on federal funds sold and other interest-earning assets	453	514	2,571
Total interest income	147,803	114,950	104,864
Interest expense
Demand - interest bearing	13,107	12,645	15,621
Money market and savings	3,720	6,247	6,796
Time deposits	1,511	3,859	3,850
Other borrowings	253	367	790
Total interest expense	18,591	23,118	27,057
Net interest income	129,212	91,832	77,807
Provision for loan losses	5,750	4,200	1,905
Net interest income after provision for loan losses	123,462	87,632	75,902
Non-interest income
Loan and servicing fees	2,959	2,920	1,568
Mortgage banking income	12,014	17,588	10,125
Gain on sales of SBA loans	3,214	1,741	3,187
Service fees on deposit accounts	13,953	11,058	7,541
Gain on sale or call of investment securities	2	2,760	1,103
Other non-interest income	603	168	214
Total non-interest income	32,745	36,235	23,738
Non-interest expenses
Salaries and employee benefits	59,255	56,277	53,888
Occupancy	15,105	14,033	11,565
Depreciation and amortization	8,416	8,177	6,482
Legal	1,667	1,164	1,335
Other real estate owned	844	459	2,109
Appraisal and other loan expenses	2,076	2,368	1,829
Advertising	673	1,240	1,930
Data processing	7,758	6,471	5,220
Insurance	1,165	1,172	1,070
Professional fees	3,790	3,058	2,589
Debit card processing	3,326	3,587	2,467
Regulatory assessments and costs	3,478	2,549	1,228
Taxes, other	2,716	916	837
Goodwill impairment	-	5,011	-
Other operating expenses	12,236	10,941	11,941
Total non-interest expense	122,505	117,423	104,490
Income (loss) before provision (benefit) for income taxes	33,702	6,444	(4,850)
Provision (benefit) for income taxes	8,526	1,390	(1,350)
Net income (loss)	$25,176	$5,054	$(3,500)
Preferred stock dividends	3,500	923	-
Net income (loss) available to common stockholders	$21,676	$4,131	$(3,500)
Net income (loss) per share
Basic earnings per common share	$0.37	$0.07	$(0.06)
Diluted earnings per common share	$0.33	$0.07	$(0.06)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2021, 2020, and 2019

(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019

Net income (loss)	$25,176	$5,054	$(3,500)

Other comprehensive income (loss), net of tax
Unrealized gain/(loss) on securities (pre-tax $(12,924), $5,789, and $5,120, respectively)	(9,646)	4,320	4,284
Reclassification adjustment for securities losses (gains) (pre-tax $(2), $(2,760) and $(1,103), respectively)	(1)	(2,060)	(823)
Net unrealized gains/(losses) on securities	(9,647)	2,260	3,461
Amortization of net unrealized holding losses during the period (pre-tax $2,414, $3,018, and $1,658, respectively)	1,802	2,252	1,125

Total other comprehensive (loss) income	(7,845)	4,512	4,586

Total comprehensive income	$17,331	$9,566	$1,086

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021, 2020, and 2019

(Dollars in thousands)

	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$25,176	$5,054	$(3,500)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment	-	5,011	-
Provision for loan losses	5,750	4,200	1,905
Write down of other real estate owned	722	31	286
Depreciation and amortization	8,416	8,177	6,482
Deferred income taxes	(452)	910	1,744
Stock based compensation	2,093	1,918	2,632
Gain on sale or call of investment securities	(2)	(2,760)	(1,103)
Fair value adjustments on equity securities	134	-	-
Amortization of premiums on investment securities	8,494	7,480	3,730
Accretion of discounts on retained SBA loans	(937)	(880)	(1,411)
Fair value adjustments on SBA servicing assets	654	358	1,364
Proceeds from sales of SBA loans originated for sale	29,121	25,470	46,951
SBA loans originated for sale	(28,148)	(23,708)	(41,364)
Gains on sales of SBA loans originated for sale	(3,214)	(1,741)	(3,187)
Proceeds from sales of mortgage loans originated for sale	409,224	479,324	335,991
Mortgage loans originated for sale	(363,762)	(504,488)	(317,881)
Fair value adjustment for mortgage loans originated for sale	1,981	(1,915)	454
Gains on mortgage loans originated for sale	(11,612)	(12,981)	(8,117)
Amortization of debt issuance costs	7	6	6
Non-cash expense related to leases	406	532	1,128
Repayment of operating lease liabilities	(5,586)	(4,935)	(3,727)
Net decrease (increase) in accrued interest receivable and other assets	275	(7,845)	(8,464)
Net increase in accrued interest payable and other liabilities	3,886	12,053	5,414
Net cash provided by (used in) operating activities	82,626)	(10,729)	19,333
Cash flows from investing activities
Purchase of investment securities available for sale	(705,751)	(284,015)	(338,500)
Purchase of equity securities	-	(9,039)	-
Purchase of investment securities held to maturity	(1,117,256)	(402,554)	-
Proceeds from the sale of securities available for sale	-	125,222	54,742
Proceeds from the paydown, maturity, or call of securities available for sale	141,894	170,874	69,012
Proceeds from the paydown, maturity, or call of securities held to maturity	269,761	232,238	116,486
Net (purchase) redemption of restricted stock	(471)	(293)	3,008
Net decrease (increase) in loans	144,733	(896,991)	(312,665)
Net proceeds from sale of other real estate owned	466	744	5,072
Premises and equipment expenditures	(12,686)	(14,391)	(35,777)
Net cash used in investing activities	(1,279,310)	(1,078,205)	(438,622)
Cash flows from financing activities
Net proceeds from issuance of preferred stock	-	48,325	-
Net proceeds from exercise of stock options	205	41	261
Net increase in demand, money market and savings deposits	1,165,845	1,051,806	536,974
Net increase (decrease) in time deposits	11,584	(37,218)	69,322
Repayment of short-term borrowings	-	-	(91,422)
Net (repayment) increase in other borrowings	(633,866)	633,866	-
Preferred stock dividends paid	(3,500)	(923)	-
Return of short swing profit	-	18	-
Net cash provided by financing activities	540,268	1,695,915	515,135
Net (decrease) increase in cash and cash equivalents	(656,416)	606,981	95,846
Cash and cash equivalents, beginning of year	775,300	168,319	72,473
Cash and cash equivalents, end of year	$118,884	$775,300	$168,319
Supplemental disclosures
Interest paid	$18,967	$23,822	$25,985
Income taxes paid	$10,540	$-	$-
Non-cash transfers from loans receivable to other real estate owned	$360	$233	$1,225
Non-cash transfers from loans held for sale to loans receivable	$5,940	$-	$-
Lease liabilities arising from obtaining right-of-use assets	$9,915	$11,194	$74,382

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2021, 2020, and 2019

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings / Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance January 1, 2019	$-	$593	$269,147	$(8,716)	$(3,725)	$(183)	$(11,927)	$245,189

Net loss				(3,500)				(3,500)
Other comprehensive income, net of tax							4,586	4,586
Stock based compensation			2,632					2,632
Options exercised (53,550 shares)		1	260					261

Balance December 31, 2019	-	594	272,039	(12,216)	(3,725)	(183)	(7,341)	249,168

Net income				5,054				5,054
Other comprehensive income, net of tax							4,512	4,512
Preferred stock dividends (1)				(923)				(923)
Proceeds from shares issued under preferred stock offering (2,000,000 shares) net of offering costs of $1,675	20		48,305					48,325
Stock based compensation			1,918					1,918
Return of short swing profit			18					18
Options exercised (17,000 shares)			41					41

Balance December 31, 2020	20	594	322,321	(8,085)	(3,725)	(183)	(2,829)	308,113

Net income				25,176				25,176
Other comprehensive loss, net of tax							(7,845)	(7,845)
Preferred stock dividends (2)				(3,500)				(3,500)
Stock based compensation			2,093					2,093
Options exercised (83,375 shares)		1	204					205

Balance December 31, 2021	$20	$595	$324,618	$13,591	$(3,725)	$(183)	$(10,674)	$324,242

(1)	Dividends per share of $0.46 were declared on preferred stock for the twelve months ended December 31, 2020
(2)	Dividends per share of $1.76 were declared on preferred stock for the twelve months ended December 31, 2021

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Nature of Operations

Republic First Bancorp, Inc. (the “Company”) is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. It is comprised of one wholly-owned subsidiary, Republic First Bank, which does business under the name of Republic Bank (“Republic”). Republic is a Pennsylvania state-chartered bank that offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia, Southern New Jersey, and New York City markets through its offices and store locations in Philadelphia, Montgomery, Delaware and Bucks Counties in Pennsylvania, Camden, Burlington, Atlantic and Gloucester Counties in New Jersey, and New York County. In 2016, Republic acquired all of the issued and outstanding limited liability company interests of Oak Mortgage Company, LLC (“Oak Mortgage”) and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. Oak Mortgage is headquartered in Marlton, New Jersey. In 2018, Oak Mortgage was merged into Republic and restructured as a division of Republic. The Oak Mortgage name is still utilized for marketing and branding purposes. The Company also has two unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its two separate issuances of trust preferred securities.

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

The coronavirus (“COVID-19”) outbreak and the public health response to contain it resulted in unprecedented economic and financial market conditions. In response to these conditions, the Board of Governors of the Federal Reserve System (“Federal Reserve”) reduced the federal funds target range by 150 basis points to 0.00% to 0.25% in March 2020. The Federal Reserve has taken additional steps to bolster the economy by promoting liquidity in certain securities markets and providing funding sources for small and mid-sized businesses, as well as, state and local governments as they work through the cash flow stresses caused by the COVID-19 pandemic.

The economic downturn that began in the U.S. as a result of the government-mandated business closures and stay-at-home orders significantly impacted the labor market, consumer spending, business investment and profitability. As a result, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in March 2020 to lessen the impact of COVID-19 on consumers and businesses. Among other measures, the CARES Act authorized funding for the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) to provide loans to small businesses to keep employees on their payroll and to make other eligible payments to sustain their operation in the near term. In December 2020, the Economic Aid Act was signed into law, which extended certain provisions of the CARES Act and provides additional support and financial assistance for small businesses, non-profit organizations, and other entities. These actions, along with other stimulus programs, enacted by federal, state and local government agencies provided stability as vaccines continued to become more widely available and governmental restrictions were slowly lifted.

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

Significant estimates are made by management in determining the allowance for loan losses and the realization of deferred income tax assets. Consideration is given to a variety of factors in establishing these estimates.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the Greater Philadelphia region.  Note 3 - Investment Securities discusses the types of investment securities the Company invests in. Note 4 - Loans Receivable discusses the types of lending the Company engages in, as well as loan concentrations. The Company does not have a significant concentration of credit risk with any one customer.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash and due from banks, interest-bearing deposits with an original maturity of ninety days or less and federal funds sold, maturing in 90 days or less, to be cash and cash equivalents.

Restrictions on Cash and Due from Banks

Republic is required to maintain certain average reserve balances as established by the Federal Reserve Board. Effective March 26, 2020, the Federal Reserve announced they were reducing the reserve requirement ratio to zero percent across all deposit tiers. This comes as the COVID-19 pandemic continues to impact much of the way financial institutions both operate and serve their customers. As a result of this rule, there were no reserve balance requirements as of December 31, 2021 and 2020.

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

Investment securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, the intent to hold the security until maturity and the likelihood of the Company not being required to sell the security prior to an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the portion of the decline related to credit impairment is charged to earnings.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, was carried at cost as of December 31, 2021 and 2020.  As of those dates, restricted stock consisted of investments in the capital stock of the FHLB of Pittsburgh and Atlantic Community Bankers Bank (“ACBB”).  The required investment in the capital stock of the FHLB is calculated based on outstanding loan balances and open credit facilities with the FHLB.  Excess investments are returned to Republic on a quarterly basis.

At December 31, 2021 and December 31, 2020, the investment in FHLB stock totaled $3.4 million and $2.9 million, respectively. The increase was due primarily to a higher membership stock requirement by FHLB at December 31, 2021 which resulted in a higher required investment as of that date. At both December 31, 2021 and December 31, 2020, ACBB stock totaled $143,000.

Mortgage Banking Activities and Mortgage Loans Held for Sale

Mortgage loans held for sale are originated and held until sold to permanent investors. Management elected to adopt the fair value option in accordance with FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, and record loans held for sale at fair value.

Mortgage loans held for sale originated on or subsequent to the election of the fair value option, are recorded on the balance sheet at fair value. The fair value is determined on a recurring basis by utilizing quoted prices from dealers in such securities. Changes in fair value are reflected in mortgage banking income in the statements of operations. Direct loan origination costs are recognized when incurred and are included in non-interest expense in the statements of operations.

Interest Rate Lock Commitments

Mortgage loan commitments known as interest rate locks that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance in FASB ASC 815, Derivatives and Hedging. Loan commitments that are classified as derivatives are recognized at fair value on the balance sheet as other assets and other liabilities with changes in their fair values recorded as mortgage banking income and included in non-interest income in the statements of operations. Outstanding interest rate lock commitments (“IRLCs”) are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. Republic is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Republic uses best efforts commitments to substantially eliminate these risks. The valuation of the IRLCs issued by Republic includes the value of the servicing released premium. Republic sells loans where the servicing is released, and the servicing released premium is included in the market price. See Note 23 Derivatives and Risk Management Activities for further detail of IRLCs.

Best Efforts Forward Loan Sale Commitments

Best efforts forward loan sale commitments are commitments to sell individual mortgage loans at a fixed price to an investor at a future date. Best efforts forward loan sale commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle the derivative financial instrument at the balance sheet date. Gross derivative assets and liabilities are recorded as other assets and other liabilities with changes in fair value during the period recorded as mortgage banking income and included in non-interest income in the statements of operations.

Mandatory Forward Loan Sales Commitments

Mandatory forward loan sales commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Mandatory forward loan sale commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle the derivative financial instrument at the balance sheet date. Gross derivative assets and liabilities are recorded as other assets and other liabilities with changes in fair value during the period recorded as mortgage banking income and included in non-interest income in the statements of operations. There were no mandatory forward loan sales in 2021.

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

At March 31, 2020, June 30, 2020, and September 30, 2020, the Company performed a quantitative analysis to determine if goodwill had been impaired due to the impact of COVID-19 on the economy and the sustained decline in the Company’s stock price. At both March 31, 2020 and June 30, 2020, the quantitative analysis determined goodwill was not impaired. At September 30, 2020, the quantitative analysis determined goodwill was impaired. The Company concluded that all of its goodwill was impaired and recorded a $5.0 million non-cash charge for the amount of the impairment against earnings based on the quantitative analysis. The charge had no impact on tangible capital and a minimal impact on regulatory capital.

Loans Receivable

The loans receivable portfolio is segmented into commercial and industrial loans, commercial real estate loans, owner occupied real estate loans, construction and land development loans, consumer and other loans, residential mortgages, and PPP loans. Consumer loans consist of home equity loans and other consumer loans.

Commercial and industrial loans are underwritten after evaluating historical and projected profitability and cash flows to determine the borrower’s ability to repay their obligation as agreed. Commercial and industrial loans are made primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral supporting the loan facility. Accordingly, the repayment of a commercial and industrial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

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

Allowance for Loan Losses

The allowance for loan losses consists of the allowance for loan losses and the reserve for unfunded lending commitments.  The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans.  The reserve for unfunded lending commitments would represent management’s estimate of losses inherent in its unfunded loan commitments and would be recorded in other liabilities on the consolidated balance sheet, if necessary.  The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

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

A servicing asset related to SBA loans is initially recorded when these loans are sold and the servicing rights are retained. The servicing asset is recorded on the balance sheet and included in other assets. An updated fair value of the servicing asset is obtained from an independent third party on a quarterly basis and any necessary adjustments are included in loan and servicing fees on the statement of operations. The valuation begins with the projection of future cash flows for each asset based on their unique characteristics, our market-based assumptions for prepayment speeds and estimated losses and recoveries. The present value of the future cash flows are then calculated utilizing our market-based discount ratio assumptions. In all cases, the Company models expected payments for every loan for each quarterly period in order to create the most detailed cash flow stream possible.

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

Other Loans Held for Sale

Other loans held for sale consist of the guaranteed portion of SBA loans that the Company intends to sell after origination and are reflected at the lower of aggregate cost or fair value. When the sale of the loan occurs, the premium received is combined with the estimated present value of future cash flows on the related servicing asset and recorded as a Gain on the Sale of SBA loans, which is categorized as non-interest income. Subsequent fees collected for servicing of the sold portion of a loan are combined with fair value adjustments to the SBA servicing asset and recorded as a net amount in Loan and Servicing Fees, which is also categorized as non-interest income.

Guarantees

The Company accounts for guarantees in accordance with ASC 815 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.  ASC 815 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has financial and performance letters of credit.  Financial letters of credit require the Company to make payment if the customer’s financial condition deteriorates, as defined in the agreements.   Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations.  The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2021 was $18.0 million and they expire as follows: $16.4 million in 2022, $1.4 million in 2023, $127,000 in 2024, and $56,000 in 2026. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. There was no liability for guarantees under standby letters of credit as of December 31, 2021 and December 31, 2020.

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

Operating lease liabilities include fixed and in-substance fixed payments for the contractual duration of the lease, adjusted for renewals or terminations which were considered probable of exercise when measured. During 2021, one lease term for real property was extended, for which the extension was considered probable at the time of measurement. The lease payments are discounted using a rate determined when the lease is recognized. As the Company typically does not know the discount rate implicit in the lease, the Company estimates a discount rate that it believes approximates a collateralized borrowing rate for the estimated duration of the lease. The discount rate is updated when re-measurement events occur. The related operating lease ROU assets may differ from operating lease liabilities due to initial direct costs, deferred or prepaid lease payments and lease incentives.

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

The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent. The terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.

The Company recognizes interest and penalties on income taxes, if any, as a component of the provision for income taxes.

Stock Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“the 2005 Plan”), under which the Company granted options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants. The 2005 Plan became effective on November 14, 1995, and was amended and approved at the Company’s 2005 annual meeting of shareholders. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of December 31, 2021, the only grants under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company’s stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015 in accordance with the terms and conditions specified in the Plan agreement.

On April 29, 2014, the Company’s shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. Compensation cost for all option awards is calculated and recognized over the vesting period of the option awards. If the service conditions are not met, the Company reverses previously recorded compensation expense upon forfeiture. The Company’s accounting policy election is to recognize forfeitures as they occur. At December 31, 2021, the maximum number of common shares issuable under the 2014 Plan was 6.5 million shares. During the twelve months ended December 31, 2021, 551,179 stock units were granted under the 2014 Plan with a fair value of $1.8 million.

On April 27, 2021, the Company’s shareholders approved the 2021 Equity Incentive Plan of Republic First Bancorp, Inc. (the “2021 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2021 Plan, the maximum number of shares which may be issued or awarded is 7.5 million shares of common stock. As of December 31, 2021, no shares have been granted under the 2021 Plan.

Earnings Per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consisted of dilutive stock options granted through the Company’s stock option plans and convertible preferred stock for the twelve months ended December 31, 2021 and 2020 and consisted of dilutive stock options granted through the Company’s stock options for the twelve months ended December 31, 2019. The effects of stock options or payment of dividends on the Company’s Preferred Stock are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive. Antidilutive options are those options with weighted average exercise prices in excess of the weighted average market value for the periods presented.

The calculation of EPS for the years ended December 31, 2021, 2020, and 2019 was as follows:

(dollars in thousands, except per share amounts)	2021	2020	2019

Net income (loss) attributable to basic common shareholders	$21,676	$4,131	$(3,500)

Weighted average shares outstanding	58,891	58,853	58,833

Net income (loss) per share – basic	$0.37	$0.07	$(0.06)

Preferred stock dividends	$3,500	$923	$-

Net income (loss) attributable to diluted common shareholders	$25,176	$4,131	$(3,500)

Weighted average shares outstanding (including dilutive CSEs)	75,952	58,904	58,833

Net income (loss) per share – diluted	$0.33	$0.07	$(0.06)

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.

(in thousands)	2021	2020	2019

Anti-dilutive securities

Share based compensation awards	5,492	5,848	4,979

Convertible preferred stock	-	5,556	-

Total anti-dilutive securities	5,492	11,404	4,979

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

Trust Preferred Securities

The Company has sponsored two outstanding issues of trust preferred securities. The subsidiary trusts are not consolidated with the Company for financial reporting purposes.  The purpose of the issuances of these securities was to increase capital.  The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital. See Note 8 “Borrowings” for further information regarding the issuances.

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

Recent Accounting Pronouncements

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts, and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company was initially required to adopt ASU 2016-13 on January 1, 2020, however the Company was permitted to and elected to defer the adoption of this ASU 2016-13 until January 1, 2022. Upon adoption in the first quarter of 2022, a cumulative effect adjustment for the change in the allowance for credit losses was recognized in retained earnings. The cumulative-effect adjustment to retained earnings, net of taxes, was comprised of the impact to the allowance for credit losses on outstanding loans and leases and the impact to the liability for off-balance sheet commitments.

The Company approved an accounting policy for credit losses in compliance with CECL and established a CECL governance and approval process. The Company contracted with a third-party vendor to assist in the application of ASU 2016-13 and is utilizing various methodologies such as Vintage, Cohort, and Weighted Average Remaining Maturity to estimate the allowance for credit losses. The Company will utilize multiple economic forecasts over a four-quarter reasonable and a supportable forecast period followed by a cliff reversion to historical losses.

The Company incurred a $2.2 million after-tax reduction to stockholders’ equity balance, in connection with the adoption of ASU 2016-13 on January 1, 2022, inclusive of the estimate for off-balance sheet exposures. The Company also completed its final review of the most recent model run including evaluation of model back-testing and sensitivity analysis results, and finalized certain assumptions primarily related to qualitative adjustments. The Company did not incur a material adjustment to the stockholders’ equity balance as of January 1, 2022, for the adoption of CECL related to HTM securities. Additionally, the Company has evaluated the composition of its AFS securities and determined that the changes in ASU 2016-13 will not have a significant effect on the current portfolio.  However, in connection with the Company’s efforts to establish a control framework in connection with the adoption of CECL management determined that there was a material weakness related to the failure to maintain effective controls over the quantification and review of the transition adjustment from the incurred loss model to the CECL model for purposes of disclosing such transition in the audited footnotes to the consolidated financial statements. This material weakness resulted in an adjustment to the Company’s disclosures related to the adoption of Topic 326. For more information, see “Item 9A: Disclosure Controls and Procedures.”

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

A summary of the amortized cost and market value of securities available for sale, securities held to maturity, and equity securities at December 31, 2021 and 2020 is as follows:

	At December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government agencies	$25,671	$-	$(743)	$24,928
Collateralized mortgage obligations	375,570	989	(5,010)	371,549
Agency mortgage-backed securities	446,740	254	(5,511)	441,483
Municipal securities	6,596	344	-	6,940
Corporate bonds	232,395	1,480	(3,409)	230,466
Investment securities available for sale	$1,086,972	$3,067	$(14,673)	$1,075,366

Held to maturity
U.S. Government agencies	$66,438	$1,549	$-	$67,987
Collateralized mortgage obligations	400,424	4,607	(8,803)	396,228
Agency mortgage-backed securities	1,193,430	2,295	(12,580)	1,183,145
Investment securities held to maturity	$1,660,292	$8,451	$(21,383)	$1,647,360

Equity securities (1)				$9,173

(1)	Equity securities consist of investments in non-cumulative preferred stock.

	At December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government agencies	$32,312	$-	$(426)	$31,886
Collateralized mortgage obligations	218,232	3,584	(270)	221,546
Agency mortgage-backed securities	149,325	1,204	(1)	150,528
Municipal securities	8,201	24	-	8,225
Corporate bonds	119,118	595	(3,390)	116,323
Investment securities available for sale	$527,188	$5,407	$(4,087)	$528,508

Held to maturity
U.S. Government agencies	$82,093	$4,185	$-	$86,278
Collateralized mortgage obligations	363,363	12,687	(231)	375,819
Agency mortgage-backed securities	369,480	5,640	(245)	374,875
Investment securities held to maturity	$814,936	$22,512	$(476)	$836,972

Equity securities				$9,039

(1)	Equity securities consist of investments in non-cumulative preferred stock.

The following table presents investment securities by stated maturity at December 31, 2021. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay and, therefore, these securities are classified separately with no specific maturity date.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$34,335	$34,157	$4	$4
After 1 year to 5 years	102,194	102,007	66,434	67,983
After 5 years to 10 years	32,017	32,099	-	-
After 10 years	96,116	94,071	-	-
Collateralized mortgage obligations	375,570	371,549	400,424	396,228
Agency mortgage-backed securities	446,740	441,483	1,193,430	1,183,145
Total investment securities	$1,086,972	$1,075,366	$1,660,292	$1,647,360

The Company’s investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities, and certain corporate entities. Equity securities consist of investments in non-cumulative preferred stock. At December 31, 2021, fair value gains on the equity securities were immaterial. There were no private label mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) held in the investment securities portfolio as of December 31, 2021 or December 31, 2020. There were also no MBS or CMO securities that were rated “Alt-A” or “sub-prime” as of those dates.

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

The Company regularly evaluates investment securities that are in an unrealized loss position in order to determine if the decline in fair value is other than temporary. Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, the current interest rate environment and the rating of each security. An OTTI loss must be recognized for a debt security in an unrealized loss position if the Company intends to sell the security or it is more likely than not that it will be required to sell the security prior to recovery of the amortized cost basis. The amount of OTTI loss recognized is equal to the difference between the fair value and the amortized cost basis of the security that is attributed to credit deterioration. Accounting standards require the evaluation of the expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, that amount must be recognized against income in the current period. The portion of the unrealized loss related to other factors, such as liquidity conditions in the market or the current interest rate environment, is recorded in accumulated other comprehensive income (loss) for investment securities classified available for sale. There were no impairment charges (credit losses) recorded during the years ended December 31, 2021, 2020 or 2019.

At December 31, 2021 and 2020, investment securities with a fair value of approximately $1.2 billion were pledged as collateral for public deposits and certain other deposits as required by law.

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2021 and 2020:

	At December 31, 2021
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$-	$-	$24,928	$743	$24,928	$743
Collateralized mortgage obligations	188,416	2,982	57,708	2,028	246,124	5,010
Agency mortgage-backed securities	365,859	4,896	39,928	615	405,787	5,511
Municipal securities	-	-	-	-	-	-
Corporate bonds	154,436	2,281	33,351	1.128	187,787	3,409
Investment Securities Available for Sale	$708,711	$10,159	$155,915	$4,514	$864,626	$14,673

	At December 31, 2021
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations	183,376	6,719	81,994	2,084	265,370	8,803
Agency mortgage-backed securities	899,231	10,815	61,756	1,765	960,987	12,580
Investment Securities Held to Maturity	$1,082,607	$17,534	$143,750	$3,849	$1,226,357	$21,383

	At December 31, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$-	$-	$31,886	$426	$31,886	$426
Collateralized mortgage obligations	99,497	270	-	-	99,497	270
Agency mortgage-backed securities	20,934	1	-	-	20,934	1
Municipal securities	-	-	-	-	-	-
Corporate bonds	4,559	39	54,649	3,351	59,208	3,390
Investment Securities Available for Sale	$124,990	$310	$86,535	$3,777	$211,525	$4,087

	At December 31, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations	62,603	231	-	-	62,603	231
Agency mortgage-backed securities	54,537	245	-	-	54,537	245
Investment Securities Held to Maturity	$117,140	$476	$-	$-	$117,140	$476

Unrealized losses on securities in the investment portfolio amounted to $36.1 million with a total fair value of $2.1 billion as of December 31, 2021 compared to unrealized losses of $4.6 million with a total fair value of $328.7 million as of December 31, 2020. The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

The Company held four U.S. Government agency securities, 27 collateralized mortgage obligations and 61 agency mortgage-backed securities that were in an unrealized loss position at December 31, 2021. Principal and interest payments of the underlying collateral for each of these securities carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of December 31, 2021.

All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania and New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At December 31, 2021, the investment portfolio had no municipal securities that were in an unrealized loss position.

At December 31, 2021, the investment portfolio included fifteen corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration. Seven of the fifteen corporate bonds are issued by four of the largest U.S. financial institutions. Each financial institution is well capitalized.

There were no proceeds from the sale of securities during the twelve month period ended December 31, 2021. A gain of $2,000 was realized on the call of securities. The tax provision applicable to the gain of $2,000 for the year ended December 31, 2021 amounted to $1,000.

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

In December 2018, twenty-three CMOs and two MBSs with a fair value of $230.1 million that were previously classified as available-for-sale were transferred to the held-to-maturity category. The securities were transferred at fair value. Unrealized losses of $9.4 million associated with the transferred securities will remain in other comprehensive income and be amortized as an adjustment to yield over the remaining life of the securities. At December 31, 2021, the total approximated unrealized loss of $2.7 million remaining to be amortized includes ten securities previously transferred in July 2014.

4.	Loans Receivable

The following table sets forth the Company’s gross loans by major categories as of December 31, 2021 and 2020:

(dollars in thousands)	December 31, 2021	December 31, 2020

Commercial real estate	$780,311	$705,748
Construction and land development	216,008	142,821
Commercial and industrial	252,376	200,188
Owner occupied real estate	526,570	475,206
Consumer and other	83,487	102,368
Residential mortgage	536,332	395,174
Paycheck protection program	119,039	636,637
Total loans receivable	2,514,123	2,658,142
Deferred costs (fees)	(6,758)	(12,800)
Allowance for loan losses	(18,964)	(12,975)
Net loans receivable	$2,488,401	$2,632,367

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

Included in loans are loans due from directors and other related parties of $18.9 million at December 31, 2021, an increase of $2.2 million, compared to $16.7 million at December 31, 2020, resulting from $4.2 million in additions and ($2.0) in repayments.  The December 31, 2020 disclosure has been updated to include business affiliates of directors resulting in an increase to the previously reported $14.9 million balance of related party loans at December 31, 2020.  The Board of Directors approves loans to individual directors and other related parties to conform to our underwriting policies.

5.	Allowances for Loan Losses

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the years ended December 31, 2021, 2020, and 2019:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

Year ended December, 2021
Allowance for loan losses:

Beginning balance:	$4,394	$948	$1,367	$2,374	$723	$3,025	$-	$144	$12,975
Charge-offs	(311)	-	(61)	-	(117)	-	-	-	(489)
Recoveries	33	-	462	64	169	-	-	-	728
Provisions	1,686	596	1,088	720	(146)	1,897	-	(91)	5,750
Ending balance	$5,802	$1,544	$2,856	$3,158	$629	$4,922	$-	$53	$18,964

Year ended December, 2020
Allowance for loan losses:

Beginning Balance:	$3,043	$688	$931	$2,292	$590	$1,705	$-	$17	$9,266
Charge-offs	-	-	(333)	(48)	(107)	(67)	-	-	(555)
Recoveries	-	3	48	1	12	-	-	-	64
Provisions (credits)	1,351	257	721	129	228	1,387	-	127	4,200
Ending balance	$4,394	$948	$1,367	$2,374	$723	$3,025	$-	$144	$12,975

Year ended December, 2019
Allowance for loan losses:

Beginning Balance:	$2,462	$777	$1,754	$2,033	$577	$894	$-	$118	$8,615
Charge-offs	-	-	(1,356)	-	(126)	-	-	-	(1,482)
Recoveries	-	-	217	2	9	-	-	-	228
Provisions (credits)	581	(89)	316	257	130	811	-	(101)	1,905
Ending balance	$3,043	$688	$931	$2,292	$590	$1,705	$-	$17	$9,266

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of December 31, 2021 and 2020:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

December 31, 2021

Allowance for loan losses:
Individually evaluated for impairment	$992	$-	$1,169	$582	$-	$-	$-	$-	$2,743
Collectively evaluated for impairment	4,810	1,544	1,687	2,576	629	4,922	-	53	16,221
Total allowance for loan losses	$5,802	$1,544	$2,856	$3,158	$629	$4,922	$-	$53	$18,964

Loans receivable:
Loans evaluated individually	$4,493	$-	$2,558	$9,593	$1,075	$701	$-	$-	$18,420
Loans evaluated collectively	775,818	216,008	249,818	516,977	82,412	535,631	119,039	-	2,495,703
Total loans receivable	$780,311	$216,008	$252,376	$526,570	$83,487	$536,332	$119,039	$-	$2,514,123

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

December 31, 2020

Allowance for loan losses:
Individually evaluated for impairment	$418	$-	$51	$122	$-	$-	$-	$-	$591
Collectively evaluated for impairment	3,976	948	1,316	2,252	723	3,025	-	144	12,384
Total allowance for loan losses	$4,394	$948	$1,367	$2,374	$723	$3,025	$-	$144	$12,975

Loans receivable:
Loans evaluated individually	$9,048		$2,963	$3,955	$1,302	$701	$-	$-	$17,969
Loans evaluated collectively	696,700	142,821	197,225	471,251	101,066	394,473	636,637	-	2,640,173
Total loans receivable	$705,748	$142,821	$200,188	$475,206	$102,368	$395,174	$636,637	$-	$2,658,142

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans. The following table summarizes information with regard to impaired loans by loan portfolio class as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$479	$691	$-	$5,033	$5,040	$-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	80	81	-	2,608	2,794	-
Owner occupied real estate	2,080	2,080	-	3,198	3,407	-
Consumer and other	1,075	1,422	-	1,302	1,556	-
Residential mortgage	701	768	-	701	768	-
Paycheck protection program	-	-	-	-	-	-
Total	4,415	$5,042	$-	$12,842	$13,565	$-

With an allowance recorded:
Commercial real estate	$4,014	$4,536	$992	$4,015	$4,536	$418
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,478	2,616	1,169	355	371	51
Owner occupied real estate	7,513	7,532	582	757	775	122
Consumer and other	-	-	-	-	-	-
Residential mortgage	-	-	-	-	-	-
Paycheck protection program	-	-	-	-	-	-
Total	$14,005	$14,684	$2,743	$5,127	$5,682	$591

Total:
Commercial real estate	$4,493	$5,227	$992	$9,048	$9,576	$418
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,558	2,697	1,169	2,963	3,165	51
Owner occupied real estate	9,593	9,612	582	3,955	4,182	122
Consumer and other	1,075	1,422	-	1,302	1,556	-
Residential mortgage	701	768	-	701	768	-
Paycheck protection program	-	-	-	-	-	-
Total	$18,420	$19,726	$2,743	$17,969	$19,247	$591

The following table presents additional information regarding the Company’s impaired loans for the years ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,
	2021		2020		2019
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$403	$1	$6,279	$288	$6,463	$289
Construction and land development	-	-	-	-	-	-
Commercial and industrial	1,853	-	2,645	3	2,144	5
Owner occupied real estate	3,530	48	2,964	93	1,908	38
Consumer and other	1,197	17	1,224	47	909	20
Residential mortgage	897	-	755	4	461	2
Paycheck protection program	2	-	-	-	-	-
Total	$7,882	$66	$13,867	$435	$11,885	$354

With an allowance recorded:
Commercial real estate	$4,129	$1	$4,015	$-	$4,281	$1
Construction and land development	-	-	-	-	-	-
Commercial and industrial	706	-	454	-	838	-
Owner occupied real estate	2,415	46	1,287	39	1,071	31
Consumer and other	-	-	-	-	30	-
Residential mortgage	-	-	24	4	-	-
Paycheck protection program	-	-	-	-	-	-
Total	$7,250	$47	$5,780	$43	$6,220	$32

Total:
Commercial real estate	$4,532	$2	$10,294	$288	$10,744	$290
Construction and land development	-	-	-	-	-	-
Commercial and industrial	2,559	-	3,099	3	2,982	5
Owner occupied real estate	5,945	94	4,251	132	2,979	69
Consumer and other	1,197	17	1,224	47	939	20
Residential mortgage	897	-	779	8	461	2
Paycheck protection program	2	-	-	-	-	-
Total	$15,132	$113	$19,647	$478	$18,105	$386

The total average recorded investment on the Company’s impaired loans for the years ended December 31, 2021, 2020, and 2019 were $15.1 million, $19.6 million, and $18.1 million, respectively, and the related interest income recognized for those dates was $113,000, $478,000, and $386,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2021 and 2020:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2021
Commercial real estate	$-	$-	$4,493	$4,493	$775,818	$780,311	$-
Construction and land development	-	-	-	-	216,008	216,008	-
Commercial and industrial	-	-	2,558	2,558	249,818	252,376	-
Owner occupied real estate	-	4,139	3,714	7,853	518,717	526,570	-
Consumer and other	92	20	1,080	1,192	82,295	83,487	5
Residential mortgage	3,165	-	701	3,866	532,466	536,332	-
Paycheck protection program	1,594	547	318	2,459	116,580	119,039	318
Total	$4,851	$4,706	$12,864	$22,421	$2,491,702	$2,514,123	$323

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2020
Commercial real estate	$-	$97	$4,421	$4,518	$701,230	$705,748	$-
Construction and land development	-	-	-	-	142,821	142,821	-
Commercial and industrial	1,648	-	2,963	4,611	195,577	200,188	-
Owner occupied real estate	581	813	2,859	4,253	470,953	475,206	-
Consumer and other	92	28	1,302	1,422	100,946	102,368	-
Residential mortgage	-	-	1,313	1,313	393,861	395,174	612
Paycheck protection program	-	-	-	-	636,637	636,637	-
Total	$2,321	$938	$12,858	$16,117	$2,642,025	$2,658,142	$612

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within our internal risk rating system as of December 31, 2021 and 2020:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2021:
Commercial real estate	$775,818	$-	$4,493	$-	$780,311
Construction and land development	216,008	-	-	-	216,008
Commercial and industrial	249,818	-	2,558	-	252,376
Owner occupied real estate	516,741	236	9,593	-	526,570
Consumer and other	82,412	-	1,075	-	83,487
Residential mortgage	535,631	-	701	-	536,332
Paycheck protection program	119,039	-	-	-	119,039
Total	$2,495,467	$236	$18,420	$-	$2,514,123

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2020:
Commercial real estate	$701,151	$80	$4,517	$-	$705,748
Construction and land development	142,821	-	-	-	142,821
Commercial and industrial	197,225	-	2,963	-	200,188
Owner occupied real estate	470,732	519	3,955	-	475,206
Consumer and other	101,066	-	1,302	-	102,368
Residential mortgage	394,473	-	701	-	395,174
Paycheck protection program	636,637	-	-	-	636,637
Total	$2,644,105	$599	$13,438	$-	$2,658,142

The following table shows non-accrual loans by class as of December 31, 2021 and 2020:

(dollars in thousands)	December 31, 2021	December 31, 2020

Commercial real estate	$4,493	$4,421
Construction and land development	-	-
Commercial and industrial	2,558	2,963
Owner occupied real estate	3,714	2,859
Consumer and other	1,075	1,302
Residential mortgage	701	701
Paycheck protection program	-	-
Total	$12,541	$12,246

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $700,000, $718,000, and $548,000, for 2021, 2020, and 2019, respectively.

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

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of (i) December 30, 2020 or (ii) 60 days after the President declared a termination of the COVID-19 national emergency were not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. In December 2020, the Economic Aid Act was signed into law which amended certain sections of the CARES Act. This amendment extended the period to suspend the requirements under TDR accounting guidance to the earlier of (i) January 1, 2022 or (ii) 60 days after the President declares a termination of the national emergency related to the COVID-19 pandemic. As of December 31, 2021, there were no loan customers deferring loan payments, and all customers that were granted deferrals to assist during the height of the COVID pandemic have resumed contractual payments. As of December 31, 2020, there were deferrals to 21 customers with outstanding balances of $16 million, or less than 1% of total loans outstanding. At December 31, 2020, approximately $4 million of the deferral requests were for deferment of principal balances only. The remaining deferrals included requests to defer both principal and interest payments. Deferrals as of December 31, 2020 were comprised of the following categories: 90 day deferrals amounted to eight customers with outstanding balances of $3 million and second deferrals amounted to 13 customers with outstanding balances of $13 million.

The following table summarizes information with regard to outstanding troubled debt restructurings at December 31, 2021 and 2020:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
December 31, 2021
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

After a loan is determined to be a TDR, we continue to track its performance under the most recent restructured terms. There were no loan modifications made during the twelve months ended December 31, 2021, 2020, and 2019 that met the criteria of a TDR. There were no TDRs that subsequently defaulted during the years ended December 31, 2021 and 2020. The last remaining TDR on the Company’s books was paid off in full by the customer during 2021.

There was one residential mortgage in the process of foreclosure as of December 31, 2021 and as of December 31, 2020. There was no other real estate owned relating to residential real estate at December 31, 2021 and 2020.

6.	Other Real Estate Owned

Other real estate owned consists of properties acquired as a result of foreclosures or deeds in-lieu-of foreclosure. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. As of December 31, 2021, the balance of OREO was comprised of two properties.

The following table presents a reconciliation of other real estate owned for the years ended December 31, 2021, 2020, and 2019:

(dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Beginning Balance, January 1st	$1,188	$1,730	$6,223
Additions	360	233	1,225
Valuation adjustments	(722)	(31)	(646)
Dispositions	(466)	(744)	(5,072)
Ending Balance	$360	$1,188	$1,730

7.	Premises and Equipment

A summary of premises and equipment is as follows:

(dollars in thousands)	December 31, 2021	December 31, 2020
Land	$19,767	$21,304
Buildings	69,973	65,936
Leasehold improvements	32,831	31,909
Furniture, fixtures and equipment	36,304	33,400
Construction in progress	17,677	11,842
	176,552	164,391
Less accumulated depreciation	(49,112)	(41,221)
Net premises and equipment	$127,440	$123,170

Depreciation expense on premises and equipment amounted to approximately $8.4 million, $8.2 million, and $6.5 million in 2021, 2020, and 2019, respectively. The construction in progress balance of $17.7 million mainly represents costs incurred for the selection and development of future store locations. Of this balance, $10.1 million represents land purchased and land deposits for four future store locations. Contractual construction commitments related to future store locations were $7.6 million as of December 31, 2021.

8.	Borrowings

Republic has a line of credit with FHLB of Pittsburgh with a maximum borrowing capacity of $1.3 billion as of December 31, 2021. As of December 31, 2021 and 2020, there were no fixed term borrowings against this line of credit. There were no overnight borrowings outstanding as of December 31, 2021 and 2020. At December 31, 2021 and 2020, FHLB had issued letters of credit, on Republic’s behalf, totaling $100.0 million and $150.0 million respectively, against its available credit line, primarily to be used as collateral for public funds deposit balances. There were no fixed term advances outstanding at any month-end during 2021 and 2020.  At December 31, 2021, $1.8 billion of loans collateralized the FHLB line of credit. No overnight borrowings were outstanding at any month-end in 2021 and 2020.

Republic has a line of credit in the amount of $10.0 million available for the purchase of federal funds through the ACBB. At December 31, 2021 and 2020, Republic had no amount outstanding against the line at ACBB. There were no overnight advances on this line at any month end in 2021 and 2020.

Republic also has a line of credit with Zions Bank of $15.0 million to assist in managing our liquidity position. At December 31, 2021 and 2020, Republic had no amount outstanding against the line at Zions Bank. There were no overnight balances on this line at any month end in 2021 and 2020.

As part of the CARES Act, the Federal Reserve Bank of Philadelphia offered secured discounted borrowings to banks that originated PPP loans through the Paycheck Protection Program Liquidity Facility or PPPLF program. The Company did not pledge any PPP loans or borrow any funds as part of the PPPLF program at December 31, 2021 since the PPPLF program was discontinued on July 30, 2021. The Company pledged $633.9 million of PPP loans to the Federal Reserve Bank of Philadelphia to borrow $633.9 million of funds at a rate of 0.35% at December 31, 2020.

Trust Preferred Securities:

The Company has two outstanding issues of trust preferred securities. The subsidiary trusts are not consolidated with the Company for financial reporting purposes.  The purpose of the issuances of these securities was to increase capital.  The trust preferred securities qualify as Tier 1 capital for regulatory purposes in an amount up to 25% of total Tier 1 capital.

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

On June 28, 2007, Republic Capital Trust III (“Trust III”) issued $5.0 million of trust preferred securities to investors and $0.2 million of common securities to the Company. Trust III purchased $5.2 million of junior subordinated debentures of the Company due 2037, which have a variable interest rate, adjustable quarterly, at 1.55% over the 3-month LIBOR.  The Company has the ability to call the securities on any interest payment date without a prepayment penalty.

Deferred issuance costs included in subordinated debt were $63,000 and $70,000 at December 31, 2021 and December 31, 2020, respectively. Amortization of deferred issuance costs was $7,000, $6,000, and $6,000 in the years ended December 31, 2021, 2020, and 2019, respectively.

9.	Deposits

The following is a breakdown, by contractual maturities of the Company’s time deposits for the years 2022 through 2026.

(dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total

Time Deposits	$166,031	$24,591	$2,682	$2,637	$2,004	$-	$197,945

Certificates of deposit of $250,000 or more totaled $82.9 million and $88.4 million at December 31, 2021 and 2020, respectively. Deposits of related parties totaled $103.9 million and $102.8 million at December 31, 2021 and 2020, respectively.  The December 31, 2020 disclosure has been updated to include affiliates of directors resulting in an increase to the previously reported $98 million balance of related party deposits at December 31, 2020.  Brokered deposits totaled $1.0 million at December 31, 2021 and 2020 respectively. Overdrafts totaled $501,000 and $227,000 at December 31, 2021 and 2020, respectively, and is included in loans receivable on the balance sheet.

10.	Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2021, 2020, and 2019 consists of the following:

(dollars in thousands)	2021	2020	2019
Current
Federal	$5,968	$810	$394
State	2,106	1,490	-
Deferred
Federal	483	417	(1,524)
State	(31)	(1,327)	(220)
Total provision (benefit) for income taxes	$8,526	$1,390	$(1,350)

The following table reconciles the difference between the actual tax provision and the amount per the statutory federal income tax rate of 21.0% for the year ended December 31, 2021, 21.0% for the year ended December 31, 2020 and 21.0% for the year ended December 31, 2019.

(dollars in thousands)	2021	2020	2019
Tax provision computed at federal statutory rate	$7,077	$1,353	$(1,018)
State income tax, net of federal benefit	1,639	360	(260)
Tax exempt interest	(419)	(461)	(425)
Other	229	138	353
Total provision (benefit) for income taxes	$8,526	$1,390	$(1,350)

The significant components of the Company’s net deferred tax asset as of December 31, 2021 and 2020 are as follows:

(dollars in thousands)	2021	2020
Deferred tax assets
Allowance for loan losses	$4,811	$3,291
Deferred compensation	674	641
Unrealized losses on securities available for sale	3,628	960
Deferred fees on PPP loans	1,110	3,737
Foreclosed real estate write-downs	1,147	985
Interest income on non-accrual loans	810	706
Stock option expense	2,263	1,780
Goodwill	805	890
Other	1,396	1,033
Total deferred tax assets	16,644	14,023
Deferred tax liabilities
Deferred loan costs	1,303	1,818
Premises and equipment	1,111	191
Total deferred tax liabilities	2,414	2,009
Net deferred tax asset	$14,230	$12,014

The Company’s net deferred tax asset increased to $14.2 million at December 31, 2021 compared to $12.0 million at December 31, 2020. The effective tax rates for the years ended December 31, 2021 and 2020 were 25 and 22%, respectively.

The $14.2 million net deferred tax asset as of December 31, 2021 was comprised of $1.1 million attributable to deferred fees on PPP Loans, which are expected to reverse in the coming year, and $13.1 million attributable to several items associated with temporary timing differences, which will reverse at some point in the future to provide a net reduction in tax liabilities. The largest future reversal relates to unrealized losses on the loan portfolio, which totaled $4.8 million as of December 31, 2021. The next largest future reversal relates to unrealized losses on securities which were designated as available for sale, which totaled $3.6 million as of December 31, 2021.

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

The Company is in a four-year cumulative profit position factoring in pre-tax GAAP income and permanent book/tax differences. Growth in interest-earning assets has occurred over the last several years and is expected to continue. The Company has added fourteen store locations in the past five years and since the inception of the growth and expansion strategy in 2014, almost every new store location has met or exceeded expectations. The success of the expansion strategy, combined with the stabilization of interest rates and continued loan growth, are expected to continue to support improvement in profitability. As of December 31, 2021, the Company has no federal NOLs to carry forward, which would have potentially been at risk of expiring in the future.

Conversely, the effects of the COVID-19 pandemic to the local and global economy may result in a significant increase in future loan loss provisions and charge-offs. Rising interest rates and a downturn in the economy could significantly decrease the volume of mortgage loan originations.

Based on the guidance provided in FASB Accounting Standards Codification Topic 740 (ASC 740), the Company believed that the positive evidence considered at December 31, 2021 outweighed the negative evidence and that it was more likely than not that all of the Company’s deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance was not required at December 31, 2021.

The net deferred tax asset balance was $14.2 million as of December 31, 2021 and $12.0 million as of December 31, 2020. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The Company has not identified any uncertain tax position as of December 31, 2021. No interest or penalties have been recorded for the years ended December 31, 2021, 2020, or 2019. The Internal Revenue Service has completed its audits of the Company’s federal tax returns for all tax years through December 31, 2017. The Pennsylvania Department of Revenue is not currently conducting any income tax audits. The Company’s federal income tax returns filed subsequent to 2018 remain subject to examination by the Internal Revenue Service.

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $549.8 million and $428.9 million and standby letters of credit of approximately $18.0 million and $16.6 million at December 31, 2021 and 2020, respectively. Commitments often expire without being drawn upon. Of the $549.8 million of commitments to extend credit at December 31, 2021, substantially all were variable rate commitments.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of December 31, 2021 and 2020 for guarantees under standby letters of credit issued is not material.

12.	Commitments and Contingencies

The Company and Republic are from time to time a party (plaintiff or defendant) to lawsuits that are in the normal course of business. While any litigation involves an element of uncertainty, management is of the opinion that the liability of the Company and Republic, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company and Republic, except as noted below.

On March 8, 2022, George E. Norcross, III, Gregory B. Braca, and Philip Norcross filed a complaint in the Court of Common Pleas of Philadelphia County (Commerce Program) against the Company and Company directors Vernon W. Hill II, Theodore J. Flocco, Jr., Brian Tierney, and Barry Spevak. The complaint seeks, among other things, declaratory and injunctive relief enjoining the Company and the individual defendants from implementing any amendments to the Company’s executive employment agreements until after the Company’s 2022 annual meeting of shareholders or taking any other actions outside the ordinary course of business, including executing or extending any related party agreements or any agreements obligating the incurrence of expenses related to the opening of new branches and the renovation of existing branches, without the affirmative vote of a majority of independent directors.

On March 29, 2022, George E. Norcross, III filed suit in the Philadelphia Court of Common Pleas to compel the Company to make available for inspection the books and records as is required under Pennsylvania law.

As of the date of this filing, Mr. Norcross has filed papers with the Court dismissing the actions without prejudice.

On September 19, 2022, a complaint was filed in the Court of Common Pleas in Philadelphia, Pennsylvania against the Company and its current Interim Chief Executive Officer and director and two other current directors.  The plaintiffs, the former Chairman of the Board and Chief Executive Officer of the Company and a former director of the Company, allege defamation, defamation per se and false light against the three individual defendants and a breach of the plaintiff’s employment agreement by the Company. The complaint seeks certain reimbursement payments and compensatory and punitive damages. The matter is in its early stages and, accordingly, the Company is still assessing the potential outcomes and materiality of the matter.  The Company plans to defend itself vigorously in this matter.

As a result of shareholder activism and related lawsuits, an independent investigation commissioned by the Company’s audit committee and other ongoing legal matters the Company has incurred a significant amount of legal expenses, including reimbursement requests from current and former indemnified directors in accordance with the Company’s Articles of Incorporation and Bylaws, during 2022 which will impact earnings during this year. The amount of legal fees incurred during the nine-month period ended September 30, 2022 related to these matters was approximately $10.3 million.

13.	Regulatory Capital

Dividend payments by Republic to the Company are subject to the Pennsylvania Banking Code of 1965 (the “Banking Code”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits) without regulatory approval. Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Republic would be limited to $83.5 million of dividends plus an additional amount equal to its net profit for 2022, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios.

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

The following table presents the Company’s and Republic’s capital regulatory ratios calculated based on Basel III guidelines at December 31, 2021 and 2020:

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2021:

Total risk based capital
Republic	$347,030	11.43%	$242,787	8.00%	$318,658	10.50%	$303,484	10.00%
Company	360,175	11.83%	243,591	8.00%	319,713	10.50%	-	-%
Tier one risk based capital
Republic	328,066	10.81%	182,091	6.00%	257,962	8.50%	242,787	8.00%
Company	341,211	11.21%	182,693	6.00%	258,816	8.50%	-	-%
CET 1 risk based capital
Republic	328,066	10.81%	136,568	4.50%	212,439	7.00%	197,265	6.50%
Company	281,886	9.26%	137,020	4.50%	213,142	7.00%	-	-%
Tier one leveraged capital
Republic	322,097	5.85%	224,247	4.00%	224,247	4.00%	280,309	5.00%
Company	324,242	6.08%	224,656	4.00%	224,656	4.00%	-	-%

At December 31, 2020:

Total risk based capital
Republic	$298,291	12.36%	$193,062	8.00%	$253,394	10.50%	$241,327	10.00%
Company	326,554	13.50%	193,498	8.00%	253,967	10.50%	-	-%
Tier one risk based capital
Republic	285,316	11.82%	144,796	6.00%	205,128	8.50%	193,062	8.00%
Company	313,579	12.96%	145,124	6.00%	205,592	8.50%	-	-%
CET 1 risk based capital
Republic	285,316	11.82%	108,597	4.50%	168,929	7.00%	156,863	6.50%
Company	254,254	10.51%	108,843	4.50%	169,311	7.00%	-	-%
Tier one leveraged capital
Republic	287,114	7.44%	153,414	4.00%	153,414	4.00%	191,767	5.00%
Company	308,113	8.17%	153,621	4.00%	153,621	4.00%	-	-%

Management believes that Republic met, as of December 31, 2021, all capital adequacy requirements to which it is subject. As of December 31, 2021 and 2020, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act.  There are no calculations or events since that notification that management believes have changed Republic’s category.

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

Defined Contribution Plan

The Company has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Company limited to 4% of total salary. The total expense charged to Republic, which is included in salaries and employee benefits relating to the plan, was $1.4 million in 2021, $1.5 million in 2020, and $1.2 million in 2019.

Directors’ and Officers’ Plans

The Company has agreements that provide for an annuity payment upon the retirement or death of certain directors and officers, ranging from $15,000 to $25,000 per year for ten years. The agreements were modified for most participants in 2001 to establish a minimum age of 65 to qualify for the payments. All participants are fully vested. The accrued benefits under the plan amounted to $1.1 million at both December 31, 2021 and December 31, 2020, which is included in other liabilities. The expense for the years ended December 31, 2021, 2020, and 2019 totaled $25,000, $6,000, and $16,000, respectively, which is included in salaries and employee benefits. The Company funded the plan through the purchase of certain life insurance contracts. The aggregate cash surrender value of these contracts (owned by the Company) was $1.7 million at December 31, 2021 and $2.6 million at December 31, 2020 and is included in other assets.

The Company maintains a deferred compensation plan for the benefit of certain officers and directors. The plan permitted certain participants to make elective contributions to their accounts, subject to applicable provisions of the Internal Revenue Code.  In addition, the Company made discretionary contributions to participant accounts. Company contributions were subject to vesting, and generally vested three years after the end of the plan year to which the contribution applied, subject to acceleration of vesting upon certain changes in control (as defined in the plan) and to forfeiture upon termination for cause (as defined in the plan). No future contributions are permitted. Participant accounts are adjusted to reflect distributions, and income, gains, losses, and expenses as if the accounts had been invested in permitted investments selected by the participants, including the Company’s common stock.  The plan provides for distributions upon retirement and, subject to applicable limitations under the Internal Revenue Code, limited hardship withdrawals.

As of December 31, 2021 and 2020, $1.6 million and $1.4 million in benefits, respectively, had vested and the accrued benefits are included in other liabilities. A reduction in expense of $13,000 and $10,000 was recognized for the deferred compensation plan during 2021 and 2020. Expense recognized for the deferred compensation plan for 2019 was $2,000 and is included in salaries and employee benefits.  Although the plan is an unfunded plan, and does not require the Company to segregate any assets, the Company has purchased shares of Company common stock in anticipation of its obligation to pay benefits under the plan.  Such shares are classified in the financial statements as stock held by deferred compensation plan. No purchases were made in 2021, 2020, and 2019. As of December 31, 2021, approximately 25,437 shares of Company common stock were classified as stock held by deferred compensation plan.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2021 and December 31, 2020 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

December 31, 2021
Assets:

U.S. Government agencies	$24,928	$-	$24,928	$-
Collateralized mortgage obligations	371,549	-	371,549	-
Agency mortgage-backed securities	441,483	-	441,483	-
Municipal securities	6,940	-	6,940	-
Corporate bonds	230,466	-	227,841	2,625
Investment securities available for sale	$1,075,366		$1,072,741	$2,625
Equity securities	9,173	9,173	-	-

Mortgage Loans Held for Sale	$8,538	$-	$8,538	$-
SBA Servicing Assets	4,705	-	-	4,705
Interest Rate Lock Commitments	378	-	378	-
Best Efforts Forward Loan Sales Commitments	5	-	5	-
Mandatory Forward Loan Sales Commitments	5	-	5	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	96	-	96	-
Mandatory Forward Loan Sales Commitments	44	-	44	-

December 31, 2020
Assets:

U.S. Government agencies	$31,886	$-	$31,886	$-
Collateralized mortgage obligations	221,546	-	221,546	-
Agency mortgage-backed securities	150,528	-	150,528	-
Municipal securities	8,225	-	8,225	-
Corporate bonds	116,323	-	113,692	2,631
Investment securities available for sale	$528,508		$525,877	$2,631
Equity Securities	9,039	9,039	-	-

Mortgage Loans Held for Sale	$50,387	$-	$50,387	$-
SBA Servicing Assets	4,626	-	-	4,626
Interest Rate Lock Commitments	1,580	-	1,580	-
Best Efforts Forward Loan Sales Commitments	2	-	2	-
Mandatory Forward Loan Sales Commitments	-	-	-	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	612	-	612	-
Mandatory Forward Loan Sales Commitments	800	-	800	-

The following table presents an analysis of the activity in the SBA servicing assets for the years ended December 31, 2021, 2020, and 2019:

(dollars in thousands)	2021	2020	2019
Beginning balance, January 1st	$4,626	$4,447	$4,785
Additions	733	537	1,026
Fair value adjustments	(654)	(358)	(1,364)
Ending balance, December 31st	$4,705	$4,626	$4,447

Fair value adjustments are recorded as loan and servicing fees on the statement of operations. Servicing fee income, not including fair value adjustments, totaled $2.2 million, $1.8 million, and $1.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. Total loans in the amount of $218.9 million at December 31, 2021 and $208.7 million at December 31, 2020 were serviced for others.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Level 3 Investments Only (dollars in thousands)	Corporate Bonds	Corporate Bonds	Corporate Bonds
Balance, January 1st	$2,631	$2,820	$3,069
Unrealized gains (losses)	(6)	(189)	(249)
Proceeds from sales	-	-	-
Realized losses	-	-	-
Balance, December 31st	$2,625	$2,631	$2,820

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2021 and 2020, respectively, were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2021:
Impaired loans	$11,664	$-	$-	$11,664
Other real estate owned	360	-	-	360

December 31, 2020:
Impaired loans	$5,678	$-	$-	$5,678
Other real estate owned	364	-	-	364

The table below presents additional quantitative information about Level 3 assets measured at fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2021
Corporate bonds	$2,625	Discounted Cash Flows	Discount Rate		(3.42%)

SBA servicing assets	$4,705	Discounted Cash Flows	Conditional Prepayment Rate		(13.93%)
			Discount Rate		(10.00%)

Impaired loans	$11,664	Appraised Value of Collateral (1)	Liquidation expenses (2)	11%	-	27%	(16%)	(3)

		Sales Price	Liquidation expenses (2)		(12%)			(3)

		Estimated Value of Insurance Proceeds (4)

Other real estate owned	$360	Appraised Value of Collateral (1)	Liquidation expenses (2)		(19%)			(3)

		Sales Price	Liquidation expenses (2)		(13%)			(3)

December 31, 2020
Corporate bonds	$2,631	Discounted Cash Flows	Discount Rate		(3.48%)

SBA servicing assets	$4,626	Discounted Cash Flows	Conditional Prepayment Rate		(13.22%)
			Discount Rate		(10.00%)

Impaired loans	$5,678	Appraised Value of Collateral (1)	Liquidation expenses (2)	0%	-	23%	(12%)	(3)

Other real estate owned	$364	Appraised Value of Collateral (1)	Liquidation expenses (2)	7%	-	16%	(13%)	(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.
(4)	The valuation technique is determined based on estimated insurance proceeds and litigation.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2021 and December 31, 2020:

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

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect their economic value. Interest income on loans held for sale, totaled $735,000 and $846,000 for the twelve months ended December 31, 2021 and December 31, 2020, respectively, are included in interest and fees in the statements of operations.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
December 31, 2021	$8,538	$8,241	$297

December 31, 2020	$50,387	$48,109	$2,278

Changes in the excess carrying amount over aggregate unpaid principal balance are recorded in the statement of operations in mortgage banking income. Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual at December 31, 2021 and December 31, 2020.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value. Fair value is determined through valuations periodically performed by third-party appraisers, and the real estate is carried at the lower of its carrying amount or fair value less estimated costs to sell. Any declines in the fair value of the real estate properties below the initial cost basis are recorded through a valuation expense. At December 31, 2021 and December 31, 2020, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

SBA Servicing Asset (Carried at Fair Value)

The SBA servicing asset is initially recorded when loans are sold and the servicing rights are retained and recorded on the balance sheet. An updated fair value is obtained from an independent third party on a quarterly basis and adjustments are presented as loan and servicing fees on the statement of operations. The valuation begins with the projection of future cash flows for each asset based on their unique characteristics, the Company’s market-based assumptions for prepayment speeds and estimated losses and recoveries. The present value of the future cash flows are then calculated utilizing the Company’s market-based discount ratio assumptions. In all cases, the Company models expected payments for every loan for each quarterly period in order to create the most detailed cash flow stream possible.

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market. At December 31, 2021 and December 31, 2020, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	December 31, 2021	December 31, 2020

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$4,705	$4,626

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	4%	2%
Adjustable-rate SBA loans	96%	98%
Total	100%	100%

Weighted Average Remaining Term (in years)	19.6	20.0

Prepayment Speed	13.93%	13.22%
Effect on fair value of a 10% increase	$(204)	$(170)
Effect on fair value of a 20% increase	(393)	(329)

Weighted Average Discount Rate	10.00%	10.00%
Effect on fair value of a 10% increase	$(148)	$(152)
Effect on fair value of a 20% increase	(288)	(295)

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

The estimated fair values of the Company’s financial instruments at December 31, 2021 were as follows:

	Fair Value Measurements at December 31, 2021
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$118,884	$118,884	$118,884	$-	$-
Investment securities available for sale	1,075,366	1,075,366	-	1,072,741	2,625
Investment securities held to maturity	1,660,292	1,647,360	-	1,647,360	-
Equity securities	9,173	9,173	9,173	-	-
Restricted stock	3,510	N/A	N/A	N/A	N/A
Loans held for sale	13,762	13,762	-	8,538	5,224
Loans receivable, net	2,488,401	2,475,944	-	-	2,475,944
SBA servicing assets	4,705	4,705	-	-	4,705
Accrued interest receivable	15,073	15,073	-	15,073	-
Interest rate lock commitments	378	378	-	378	-
Best efforts forward loan sales commitments	5	5	-	5	-
Mandatory forward loan sales commitments	5	5	-	5	-

Financial liabilities:
Deposits
Demand, savings and money market	$4,993,235	$4,993,235	$-	$4,993,235	$-
Time	197,945	197,764	-	197,764	-
Subordinated debt	11,278	8,644	-	-	8,644
Accrued interest payable	550	550	-	550	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	96	96	-	96	-
Mandatory forward loan sales commitments	44	44	-	44	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

The estimated fair values of the Company’s financial instruments at December 31, 2020 were as follows:

	Fair Value Measurements at December 31, 2020
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$775,300	$775,300	$775,300	$-	$-
Investment securities available for sale	528,508	528,508	-	525,877	2,631
Investment securities held to maturity	814,936	836,972	-	836,972	-
Equity securities	9,039	9,039	9,039	-	-
Restricted stock	3,039	N/A	N/A	N/A	-
Loans held for sale	53,370	53,370	-	50,387	2,983
Loans receivable, net	2,632,367	2,618,104	-	-	2,618,104
SBA servicing assets	4,626	4,626	-	-	4,626
Accrued interest receivable	16,120	16,120	-	16,120	-
Interest rate lock commitments	1,580	1,580	-	1,580	-
Best efforts forward loan sales commitments	2	2	-	2	-
Mandatory forward loan sales commitments	-	-	-	-	-

Financial liabilities:
Deposits
Demand, savings and money market	$3,827,390	$3,827,390	$-	$3,827,390	$-
Time	186,361	187,292	-	187,292	-
Subordinated debt	11,271	8,026	-	-	8,026
Accrued interest payable	926	926	-	926	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	612	612	-	612	-
Mandatory forward loan sales commitments	800	800	-	800	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

16.	Stock Based Compensation

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

On April 29, 2014, the Company’s shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. At December 31, 2021, the maximum number of common shares issuable under the 2014 Plan was 6.5 million shares. During the twelve months ended December 31, 2021, 551,179 stock units were granted under the 2014 Plan with a fair value of $1.85 million. During 2021, stock units to purchase the Company’s common stock were granted to certain employees and directors. The exercise price for the stock units granted was equal to the closing price of the Company’s common stock on the date of grant. The stock units issued are subject to a one to four year vesting period and expire after ten years.

On April 27, 2021, the Company’s shareholders approved the 2021 Equity Incentive Plan of Republic First Bancorp, Inc. (the “2021 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2021 Plan, the maximum number of shares which may be issued or awarded is 7.5 million shares of common stock. As of December 31, 2021, no shares have been granted under the 2021 Plan.

The Company utilized the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant. During 2021, 641,384 options vested as compared to 918,790 options in 2020 and 842,898 options in 2019. Expense is recognized ratably over the period required to vest. At December 31, 2021, the intrinsic value of the 5.3 million options outstanding was $1.4 million, while the intrinsic value of the 3.7 million exercisable (vested) options was $634,000. During 2021, 483,275 options were forfeited with a weighted average grant date fair value of $1.0 million.

Information regarding stock based compensation related to stock options for the years ended December 31, 2021, 2020, and 2019 is set forth below:

	2021	2020	2019
Stock based compensation expense recognized	$1,480,000	$1,918,000	$2,632,000
Number of unvested stock options	1,643,740	2,514,800	2,367,515
Fair value of unvested stock options	$2,859,062	$4,702,676	$6,108,271
Amount remaining to be recognized as expense	$1,155,748	$2,788,559	$3,574,740

The remaining amount of $1.2 million will be recognized ratably as expense through December 2024.

A summary of stock option exercises and related proceeds during the years end December 31, 2021, 2020, and 2019 is as follows:

	For the Years Ended December 31,
	2021	2020	2019

Number of options exercised	83,375	17,000	53,550
Cash received	$205,166	$41,305	$261,143
Intrinsic value	$81,614	$10,410	$72,187
Tax benefit	$333	$355	$5,159

A summary of stock option activity under the plans as of December 31, 2021, 2020, and 2019 is as follows:

	For the Years Ended December 31,
	2021		2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	5,899,425	$5.44	4,979,475	$6.05	3,861,650	$5.96
Granted	-	-	1,270,450	2.98	1,356,500	6.35
Exercised	(83,375)	2.46	(17,000)	2.43	(53,550)	4.88
Forfeited	(483,275)	5.32	(333,500)	5.34	(185,125)	6.76
Outstanding, end of year	5,332,775	$5.50	5,899,425	$5.44	4,979,475	$6.05

Options exercisable at year-end	3,689,035	$5.91	3,384,625	$5.67	2,611,960	$5.28

Weighted average fair value of options granted during the year		$-		$0.91		$2.15

The following table summarizes information about options outstanding at December 31, 2021:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$1.90	to	$3.53	1,482,675	6.4	$2.85	511,923	$2.61
$3.55	to	$3.94	559,850	2.8	3.60	557,850	3.60
$3.99	to	$7.85	1,585,625	6.2	5.73	1,128,625	5.52
$8.00	to	$9.45	1,704,625	5.6	8.22	1,490,637	8.19
			5,332,775		$5.50	3,689,035	$5.90

A roll-forward of non-vested options during the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	2,514,800	$1.87
Granted	-	-
Vested	(641,384)	2.57
Forfeited	(229,676)	1.75
Nonvested, end of year	1,643,740	$1.74

The Company granted stock units under the 2014 Plan during the year ended December 31, 2021. The compensation expense for the stock units is recognized based on the market price of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures.

The following table details the Stock Units for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Number of Units	Weighted Average Grant Date Fair Value
Beginning balance	-	$-
Granted	551,179	3.36
Vested	-	-
Forfeited	(34,666)	3.34
Ending balance	516,513	$3.36

Information regarding stock based compensation related to RSUs for the year ended December 31, 2021 is set forth below:

2021
Stock based compensation expense recognized	$613,497
Number of unvested stock units	516,513
Fair value of unvested stock units	$1,849,595
Amount remaining to be recognized as expense	$1,236,098

The remaining unrecognized expense amount of $1,236,098 will be recognized ratably as expense through December 2025.

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

18. Transactions with Affiliates and Related Parties

The Company made payments to related parties in the amount of $993,000, $690,000, and $1.4 million during 2021, 2020, and 2019, respectively. The disbursements made during 2021, 2020, and 2019 include $696,000, $390,000, and $1.1 million, respectively, in fees for marketing, graphic design, architectural and project management services paid to InterArch, a company owned by the spouse of Vernon W. Hill, II. Mr. Hill was the Chairman of the Company, and beneficially owns 9.9% of the common shares currently outstanding. In February 2021, he was named to the additional role of Chief Executive Officer of both the Company and the Bank. Mr. Hill resigned from his position of Chief Executive Officer and as a member of the Board of both the Company and the Bank. His resignation was effective in August 2022. The Company paid $177,000, $177,000 and $158,000 during 2021, 2020, and 2019 to Glassboro Properties, LLC related to a land lease agreement for its Glassboro store. Mr. Hill has an ownership interest in Glassboro Properties LLC, a commercial real estate firm.

The Company paid $120,000 during 2021, 2020 and 2019 to Brian Communications for public relations services in addition to reimbursements for out-of-pocket expenses and other reimbursable costs. Brian Tierney, a member of the Board of Directors, is the CEO of Brian Communications, a strategic communications agency.

The Company utilized the services of a commercial real estate firm to assist with the acquisition of properties for development of branch locations.  This firm earned commissions of $190,000, $246,000, and $170,000 for the years ended December 31, 2021, 2020, and 2019, respectively, on transactions the Company entered into to purchase or lease real estate during those years. These commissions were paid directly to the commercial real estate firm by the seller or landlord in each instance. The Company made no direct payments to this firm during these years. The December 31, 2020 and 2019 disclosure has been updated from the previously reported balance of zero.

19. Parent Company Financial Information

The following financial statements for Republic First Bancorp, Inc. (Parent Company) should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.

Balance Sheet
December 31, 2021 and 2020
(Dollars in thousands)

	December 31, 2021	December 31, 2020
ASSETS
Cash	$3,017	$22,872
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding junior obligations of the corporation	341	341
Investment in subsidiaries	322,097	287,114
Other assets	10,197	9,347
Total Assets	$335,652	$319,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accrued expenses	$132	$290
Corporation-obligated mandatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures of the corporation	11,278	11,271
Total Liabilities	11,410	11,561

Shareholders’ Equity
Total Shareholders’ Equity	324,242	308,113

Total Liabilities and Shareholders’ Equity	$335,652	$319,674

Statements of Operations, Comprehensive Income, and Changes in Shareholders’ Equity
For the years ended December 31, 2021, 2020, and 2019
(Dollars in thousands)

	2021	2020	2019

Interest income	$6	$9	$14
Total income	6	9	14

Trust preferred interest expense	214	297	476
Other expenses	3,284	2,805	3,662
Total expenses	3,498	3,102	4,138
Net loss before taxes	(3,492)	(3,093)	(4,124)

Benefit for income taxes	(840)	(703)	(917)
Loss before undistributed income of subsidiaries	(2,652)	(2,390)	(3,207)
Equity in undistributed income of subsidiaries	27,828	7,444	(293)
Net income (loss)	$25,176	$5,054	$(3,500)

Net income (loss)	$25,176	$5,054	$(3,500)
Total other comprehensive income (loss)	(7,845)	4,512	4,586
Total comprehensive income	$17,331	$9,566	$1,086

Shareholders’ equity, beginning of year	$308,113	$249,168	$245,189
Stock based compensation	2,093	1,918	2,632
Exercise of stock options	205	41	261
Proceeds from shares issued under preferred stock offering (2,000,000 shares) net of offering costs of $1,675	-	48,325	-
Preferred stock dividends	(3,500)	(923)	-
Return of short swing profit	-	18
Net income (loss)	25,176	5,054	(3,500)
Total other comprehensive income (loss)	(7,845)	4,512	4,586
Shareholders’ equity, end of year	$324,242	$308,113	$249,168

Statements of Cash Flows
For the years ended December 31, 2021, 2020, and 2019
(Dollars in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$25,176	$5,054	$(3,500)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share based compensation	2,093	1,918	2,632
Amortization of debt issuance costs	7	6	6
Increase in other assets	(850)	(707)	(1,069)
Net increase (decrease) in other liabilities	(158)	257	(18)
Equity in undistributed income of subsidiaries	(27,828)	(7,444)	293
Net cash used in operating activities	(1,560)	(916)	(1,656)

Cash flows from investing activities:
Investment in subsidiary	(15,000)	(30,000)	(20,000)
Net cash used in investing activities	(15,000)	(30,000)	(20,000)

Cash flows from financing activities:
Proceeds from shares issued under preferred stock offering (2,000,000 shares) net of offering costs of $1,675	-	48,325
Preferred share dividends	(3,500)	(923)
Return of short swing profit	-	18
Exercise of stock options	205	41	261
Net cash provided by financing activities	(3,295)	47,461	261

Increase (decrease) in cash	(19,855)	16,545	(21,395)
Cash, beginning of period	22,872	6,327	27,722
Cash, end of period	$3,017	$22,872	$6,327

20.	Quarterly Financial Data (unaudited)

The following represents summarized unaudited quarterly financial data of the Company for each of the quarters ended during 2021 and 2020.

Summary of Selected Quarterly Consolidated Financial Data
(dollars in thousands, except per share data)

	For the Quarter Ended
	December 31st	September 30th	June 30th	March 31st
2021

Interest income	$40,251	$35,778	$35,354	$36,420
Interest expense	4,552	4,336	4,715	4,988
Net interest income	35,699	31,442	30,639	31,432
Provision for loan losses	1,850	900	-	3,000
Non-interest income	7,473	7,317	7,680	10,275
Non-interest expense	32,865	29,775	30,519	29,347
Provision (benefit) for income taxes	2,379	1,988	1,866	2,292
Net income (loss)	$6,078	$6,096	$5,934	$7,068
Preferred stock dividends	875	875	875	875
Net income available to common shareholders	$5,203	$5,221	$5,059	$6,193

Net income (loss) per share(1):
Basic	$0.09	$0.09	$0.09	$0.11
Diluted	$0.08	$0.08	$0.08	$0.09

2020

Interest income	$31,248	$28,560	$27,859	$27,283
Interest expense	5,527	5,630	5,432	6,529
Net interest income	25,721	22,930	22,427	20,754
Provision for loan losses	1,400	850	1,000	950
Non-interest income	11,235	10,031	8,424	6,545
Non-interest expense	29,907	33,580	26,664	27,272
Provision (benefit) for income taxes	1,548	(503)	675	(330)
Net income (loss)	$4,101	$(967)	$2,512	$(593)
Preferred stock dividends	923	-	-	-
Net income available to common shareholders	$3,178	$(967)	$2,512	$(593)

Net income (loss) per share(1):
Basic	$0.05	$(0.02)	$0.04	$(0.01)
Diluted	$0.05	$(0.02)	$0.04	$(0.01)

(1)	Quarterly net income per share does not add to full year net income per share due to rounding.

21.	Changes in Accumulated Other Comprehensive Income (Loss) By Component (1)

The following table presents the changes in accumulated other comprehensive loss by component, net of taxes, for the years ended December 31, 2021, 2020, and 2019.

	Unrealized Gains (Losses) on Available- For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2021	$985	$(3,814)	$(2,829)
Unrealized loss on securities	(9,646)	-	(9,646)
Amounts reclassified from accumulated other comprehensive income to net income (2)	(1)	1,802	1,801
Net current-period other comprehensive income	(9,647)	1,802	(7,845)
Total change in accumulated other comprehensive income	(9,647)	1,802	(7,845)
Balance December 31, 2021	$(8,662)	$(2,012)	$(10,674)

Balance January 1, 2020	$(1,275)	$(6,066)	$(7,341)
Unrealized gain on securities	4,320	-	4,320
Amounts reclassified from accumulated other comprehensive income to net income (2)	(2,060)	2,252	192
Net current-period other comprehensive income	2,260	2,252	4,512
Total change in accumulated other comprehensive income	2,260	2,252	4,512
Balance December 31, 2020	$985	$(3,814)	$(2,829)

Balance January 1, 2019	$(4,736)	$(7,191)	$(11,927)
Unrealized gain on securities	4,284	-	4,284
Amounts reclassified from accumulated other comprehensive income to net income (2)	(823)	1,125	302
Net current-period other comprehensive income	3,461	1,125	4,586
Total change in accumulated other comprehensive income (loss)	3,461	1,125	4,586
Balance December 31, 2019	$(1,275)	$(6,066)	$(7,341)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains/losses on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Operations.

22.	Goodwill

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

23.	Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the twelve months ended December 31, 2021 and 2020. The following table summarizes the amounts recorded in Republic’s statement of financial condition for derivatives not designated as hedging instruments as of December 31, 2021 and December 31, 2020 (in thousands):

December 31, 2021	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC’s	Other Assets	$378	$14,419
Best efforts forward loan sales commitments	Other Assets	5	3,222
Mandatory forward loan sales commitments	Other Assets	5	1,667

Liability derivatives:

IRLC’s	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	96	11,197
Mandatory forward loan sales commitments	Other Liabilities	44	6,460

December 31, 2020	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC’s	Other Assets	$1,580	$48,223
Best efforts forward loan sales commitments	Other Assets	2	2,069
Mandatory forward loan sales commitments	Other Assets	-	-

Liability derivatives:

IRLC’s	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	612	46,154
Mandatory forward loan sales commitments	Other Liabilities	800	48,373

The following table summarizes the amounts recorded in Republic’s statement of operations for derivative instruments not designated as hedging instruments for the twelve months ended December 31, 2021, 2020, and 2019 (in thousands):

Twelve Months Ended December 31, 2021	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLC’s	Mortgage banking income	$(1,202)
Best efforts forward loan sales commitments	Mortgage banking income	3
Mandatory forward loan sales commitments	Mortgage banking income	5

Liability derivatives:

IRLC’s	Mortgage banking income	$-
Best efforts forward loan sales commitments	Mortgage banking income	516
Mandatory forward loan sales commitments	Mortgage banking income	756

Twelve Months Ended December 31, 2020	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLC’s	Mortgage banking income	$1,218
Best efforts forward loan sales commitments	Mortgage banking income	(2)
Mandatory forward loan sales commitments	Mortgage banking income	(2)

Liability derivatives:

IRLC’s	Mortgage banking income	$-
Best efforts forward loan sales commitments	Mortgage banking income	(479)
Mandatory forward loan sales commitments	Mortgage banking income	(717)

Twelve Months Ended December 31, 2019	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLC’s	Mortgage banking income	$(48)
Best efforts forward loan sales commitments	Mortgage banking income	(1)
Mandatory forward loan sales commitments	Mortgage banking income	(8)

Liability derivatives:

IRLC’s	Mortgage banking income	$-
Best efforts forward loan sales commitments	Mortgage banking income	5
Mandatory forward loan sales commitments	Mortgage banking income	147

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

The following table presents non-interest income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, “Revenue from Contracts with Customers”, for the twelve months ended December 31, 2021, 2020, and 2019.

	Twelve Months Ended December 31,
(dollars in thousands)	2021	2020	2019
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$13,953	$11,058	$7,541
Other non-interest income	603	168	214
Non-interest income (in-scope of Topic 606)	14,556	11,226	7,755
Non-interest income (out-of-scope of Topic 606)	18,189	25,009	15,983
Total non-interest income	$32,745	$36,235	$23,738

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2021, 2020, and 2019, the Company did not have any significant contract balances.

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

At December 31, 2021, the Company had 44 operating lease agreements, which include operating leases for twenty branch locations, seven offices that are used for general office space, and seventeen operating leases for equipment. Two of the real property operating leases did not include one or more options to extend the lease term. Eight of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property. The 44 operating leases have maturity dates ranging from June 2022 to August 2059 most of which include options for multiple five- and ten-year extensions which the Company is reasonably certain to exercise. No operating leases include variable lease payments that are based on an index or rate, such as the CPI. The weighted average remaining operating lease term for these leases is 19.05 years as of December 31, 2021.

At December 31, 2020, the Company had 42 operating lease agreements, which include operating leases for twenty branch locations, seven offices that are used for general office space, and fifteen operating leases for equipment. Two of the real property operating leases did not include one or more options to extend the lease term. Eight of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property. The forty-two operating leases have maturity dates ranging from August 2021 to August 2059 most of which include options for multiple five- and ten-year extensions which the Company is reasonably certain to exercise. No operating leases include variable lease payments that are based on an index or rate, such as the CPI. The weighted average remaining operating lease term for these leases is 21.04 years as of December 31, 2020.

The discount rate used in determining the operating lease liability obligation for each individual lease was the assumed incremental borrowing rate for the Company that corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average operating lease discount rate was 3.35% and 3.33% as of December 31, 2021 and 2020, respectively.

The following table presents operating lease costs net of sublease income for the twelve months ended December 31, 2021 and 2020.

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
(dollars in thousands)
Operating lease cost	$8,650	$7,915
Sublease income	-	-
Total lease cost	$8,650	$7,915

The following table presents a maturity analysis of total operating lease liability obligations and reconciliation of the undiscounted cash flows to total operating lease liability obligations at December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020
(dollars in thousands)
Operating lease payments due:
Within one year	$8,134	$8,260
One to three years	15,062	15,719
Three to five years	13,820	14,938
More than five years	78,867	85,176
Total undiscounted cash flows	115,883	124,093
Discount on cash flows	(34,113)	(46,517)
Total operating lease liability obligations	$81,770	$77,576

The following table presents cash and non-cash activities for the twelve months ended December 31, 2021 and 2020.

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,244	$7,383

Non-cash investing and financing activities
Additions to Operating leases – right of use asset
New operating lease liability obligation	$8,808	$10,973

Note 26 – Preferred Stock

On August 26, 2020, the Company issued 2,000,000 shares of 7.00% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $25.00 per share. The Company will pay dividends on the Series A Preferred Stock when and if declared by its Board of Directors or an authorized committee thereof. If declared, dividends will be due and payable at a rate of 7.00% per annum, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, beginning with the first dividend payment on December 1, 2020. The Company received net proceeds of $48.3 million from the offering, after deducting offering costs. Preferred stock dividends of $3.5 million were paid for the year ended December 31, 2021 and $923,000 were paid for the year ended December 31, 2020.

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

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Disclosure Controls and Procedures

In preparing this report, the Company’s management, under the supervision and with the participation of the Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the last day of the period covered by this report. Based on that evaluation, the Interim Chief Executive Officer and the Chief Financial Officer concluded that, due to the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Notwithstanding the material weakness, management believes, based on its procedures in preparing this report, that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for the preparation, integrity and fair presentation of the financial statements included in this Annual Report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act). The Company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting procedures;
●	provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2021. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control – Integrated Framework (2013).”  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021 due to the material weaknesses identified below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In 2022, the Audit Committee of the Board of Directors of the Company engaged outside legal counsel that had no involvement in the underlying matters, to investigate the Company’s financial controls, certain corporate governance matters and related party transactions. After review of legal counsel’s report, management concluded there were deficiencies in the Company’s internal control over financial reporting that represented material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021. The first material weakness stemmed from a failure to maintain an effective control environment, which resulted in deficiencies in the communication of certain relevant information to the Board of Directors of the Company, including information related to branch expenditures. This material weakness did not result in a misstatement of the Company’s financial statements or an adjustment to related disclosures.

The second material weakness related to the failure to maintain effective controls over related party transactions. Specifically, effective controls were not designed and maintained over the review, analysis and approval of related party transactions.  The material weakness specifically manifested in deficiencies in: (1) the timely testing of related party information; (2) the failure of management to properly consider Accounting Standards Codification 850, Related Party Disclosures, in identifying all related parties; and (3) the failure of management to operate in accordance with the Company’s internal related party transaction approval process. This material weakness resulted in a misstatement of the Company’s related party disclosures.

In addition, a third material weakness was identified in connection with the Company’s implementation of FASB’s accounting standard, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaced the “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model.  Specifically, the material weakness related to the failure to maintain effective controls over the quantification and review of the transition adjustment from the incurred loss model to the CECL model for purposes of disclosing such transition in the audited footnotes to the consolidated financial statements. . This material weakness resulted in an adjustment to the Company’s disclosures related to the adoption of Topic 326.

These material weaknesses could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The 2021 financial statements have been audited by the independent registered public accounting firm of Crowe LLP (“Crowe”). Crowe has also issued a report on the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.

Remediation

During 2022, Management believes that the deficiencies that contributed to the material weaknesses are in the process of being remediated. The material weaknesses will not be considered fully remediated until the enhanced controls are fully implemented and operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

The following changes are contributing to the ongoing remediation:

●	the appointment of Harry D. Madonna as Executive Chair of the Board and Interim Chief Executive Officer of the Company;
●	the re-appointment of a Lead Independent Director of the Company;
●

the restructuring of the Board of Directors to strengthen its risk and financial reporting oversight functions, including the addition of one new independent director with extensive public company and financial reporting experience;

●	reconstitution of the membership of the committees of the Board of Directors and the appointment of new committee chairs;
●	more frequent meetings of the Board of Directors and its committees; and
●	the active encouragement by management, with the assistance of the Chairman and the rest of the Board, of an open and collaborative culture, to set an appropriate “tone at the top”.

Specific controls added or enhanced to mitigate the potential for identified deficiencies from continuing include:

●	the enhancement of information to be provided by management to the Board of Directors, specifically with regard to any potential branch expansion opportunities;
●

the enhancement of the Company’s policies and procedures for the identification, review and reporting of existing related party transactions and the discontinuation of future transaction with related party transactions; and

●

the implementation of design controls related to CECL and the Allowance for Credit Losses, which includes hiring an external consultant to assist with the continued refinement and testing of design features and controls.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

Directors

Each of the following individuals is an incumbent director who will continue to serve as a director of the Company until the end of his or her respective term or until a successor is elected and qualified.

Harry D. Madonna, Esq., age 79, has served as Executive Chairman and Interim Chief Executive Officer of the Company and the Bank since August 2022. He has served as president of the Company since 2001, and as a director of the Company since 1988. He previously served as chief executive officer of the Company from 2001 through February 2021. Mr. Madonna also served as chairman of the Bank from 1988 through February 2021 and chief executive officer of the Bank from 2001 through February 2021. He served as chairman of the Company from 1988 to 2016 and served as the Bank’s president from 2001 until May 2010. From 1999 through November 2012, Mr. Madonna served as executive chairman of First Bank of Delaware, a commercial bank headquartered in the state of Delaware, and served as its chief executive officer from January 2002 until July 2008. Mr. Madonna was of counsel to Spector Gadon & Rosen, PC, a general practice law firm located in Philadelphia, Pennsylvania from January 1, 2002 until June 30, 2005 and prior to that, was a partner of Blank Rome LLP, a law firm located in Philadelphia, Pennsylvania from 1980 until December 2001. Mr. Madonna’s background as an attorney and years of experience with the Bank provides him with the skills to serve on the board of both the Company and the Bank. Mr. Madonna’s position within the Company and the Bank also provides him with intimate knowledge of our business, results of operations and financial condition.

Peter B. Bartholow, age 74, has been a director of the Company and the Bank since September 2022.  Mr. Bartholow most recently served as Chief Operating Officer and as a member of the Board of Directors of Texas Capital Bancshares, Inc. [Nasdaq: TCBI], a bank holding company, from 2003 until his retirement in 2017. He also served as the Chief Operating Officer of Texas Capital Bancshares from 2014 through 2017. Prior to that, Mr. Bartholow served as Managing Director of Hat Creek Partners LLC, a private equity investment company, from 1999 to 2003. From 1995 to 1998, Mr. Bartholow served as Corporate Vice President of Finance at Electronic Data Systems, Corp. (formerly NYSE: EDS) (“EDS”), a multinational information technology equipment and services company. Mr. Bartholow served as Chief Financial Officer of First USA, Inc. (formerly NYSE: FUS), a financial services company originally formed as a subsidiary of MCorp, from 1994 to 1995. From 1989 to 1994, Mr. Bartholow served as Chairman of the Board of Directors, Chief Financial Officer, Chief Executive Officer and President of MCorp, which was a bank holding company a majority of whose banks were acquired by Bank One Corporation (formerly NYSE: ONE). Mr. Bartholow served on the board of directors of MTech, a publicly owned technology services company, of which MCorp was the majority stockholder, from 1985 to 1988, when MTech was acquired by EDS. Mr. Bartholow also served on the board of directors of A.T. Kearney, Inc., a subsidiary of EDS and provider of management consulting services, from 1995 to 1998 and MCorp, from 1989 to 1994. Mr. Bartholow received an M.B.A. from the University of Texas and a Bachelor’s Degree in Economics from Vanderbilt University. Mr. Bartholow’s extensive experience in the financial services industry and his significant experience in executive roles provides the Company with valuable knowledge in corporate governance, oversight, and leadership. In addition, his background in capital markets, mergers and acquisitions, divestitures, and litigation management, combined with his prior board experience make him well suited and qualified to assist the Company with its strategic direction going forward.

Andrew B. Cohen, age 50, has been a director of the Company and the Bank since June 2017. Andrew B. Cohen is the Chief Investment Officer and Co-Founder of Cohen Private Ventures which invests long-term capital primarily in direct private investments and other opportunistic transactions, and manages family office activities, on behalf of Steven A. Cohen and his family. Mr. Cohen received his B.A. from the University of Pennsylvania and his M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Cohen is the Vice Chairman, member of the board of directors, and a minority owner of the New York Mets Baseball Club. He is a member of the board of directors of several public and private companies including Laureate Education, Inc. Mr. Cohen serves on the National Advisory Board of the Johns Hopkins Berman Institute of Bioethics and is a trustee and member of the investment committee of The Gilman School. Mr. Cohen's background and experience in evaluating companies when making investment decisions and assessing financial performance of those companies on a regular basis provides the board with valuable knowledge and business acumen across multiple industries. In addition, his participation on various other boards demonstrates leadership experience and a strong background in corporate governance matters.

Benjamin C. Duster, IV, age 61, has been a director of the Company and the Bank since July 2022. He is the founder and Chief Executive Officer of Cormorant Corporation, LLC, a consulting firm specializing in operational turnarounds and organizational transformations which he founded in 2014. Mr. Duster is a 30-year veteran of Wall Street with extensive experience in mergers and acquisitions and strategic advisory services in both developed and emerging markets. He served as the Chief Executive Officer of CenterLight Health System, Inc., a diversified managed care and assisted living services organization from 2016-2018. Since June 2020, he has also served on the board of directors and is chairman of the compensation committee of Weatherford International [Nasdaq: WFRD], an oil field services company. Since February 2021, Mr. Duster has also served on the board of directors and is chairman of the audit committee at Chesapeake Energy Corporation [Nasdaq: CHK], an oil and gas producer. He previously served on the board of directors of Alaska Communications Systems Group [Nasdaq: ALSK], a broadband and telecom services company from June 2020 to July 2021 where he served as chairman of the audit committee and a member of the transaction committee. Mr. Duster has also previously served on the boards of various other public companies throughout his career. Mr. Duster’s extensive experience serving on the board of directors at various public companies and his participation in multiple committees while on those boards, provides the Company with valuable experience and knowledge in matters of corporate governance, oversight, and leadership. His experience as a consultant specializing in operational turnarounds and organizational transformations, mergers and acquisitions, and strategic advisory services provides the Company with valuable insight to assist with operational and business decisions.

Lisa R. Jacobs, Esq., age 63, has been a director of the Company and the Bank since February 2017. Ms. Jacobs has been a partner at Stradley Ronon Stevens & Young, LLP, since August 2021 and prior to that was a partner at DLA Piper, LLP from 2011 through July 2021, each of which is a law firm specializing in business law. She represents businesses, institutional clients and individuals in domestic and international matters including complex corporate finance matters, institutional and private equity financings, asset securitizations, private placements, mergers and acquisitions, and governance issues. Ms. Jacobs is active in a number of national and regional professional organizations, as well as in national and local politics. She is a commissioner of the Uniform Law Commission, which provides states with non-partisan, well-conceived and well-drafted legislation that brings clarity and stability to areas of state statutory law, (currently serving on its Executive Committee and a number of other leadership positions), as well as a member of the American Law Institute, a research and advocacy group of judges, lawyers and legal scholars, the American College of Commercial Finance Lawyers, a professional organization dedicated to promoting the field of commercial finance law, and the Pennsylvania Department of State Corporations Advisory Board (Chair). Ms. Jacobs is also active in several civic and charitable organizations including the Museum of the American Revolution, Teen Cancer America, and serves on the board of directors of the Philadelphia-Freedom Valley YMCA. Ms. Jacob’s wide-ranging experience as an attorney provides the Company with valuable experience in matters of corporate law and governance issues. In addition, her participation in numerous professional, civic and charitable organizations provides respected leadership skills and insightful management perspective.

Harris Wildstein, Esq., age 76, has been a director of the Company and the Bank since 1988. From 1999 through November 2012, Mr. Wildstein served as a director of First Bank of Delaware, a commercial bank headquartered in the state of Delaware. Since September 2004, Mr. Wildstein has been an owner and officer of Lifeline Funding, LLC, a pre‑settlement funding organization. He has been the Vice President of R&S Imports, Ltd., an automobile dealership, since 1977, and president of HVW, Inc., an automobile dealership, since 1982. Mr. Wildstein’s background in owning and managing multiple businesses has made him sophisticated in the analysis of financial matters and offers the board insight into understanding the many customers that the Bank serves today. Mr. Wildstein also provides the board with valuable leadership and management perspectives and business acumen.

Executive Officers

The following sets forth certain information regarding the current executive officers of the Company and the Bank.

Harry D. Madonna, Esq., age 79, has served as Interim Chief Executive Officer of the Company and the Bank since July 2022. Mr. Madonna is both a director and executive officer of the Company and the Bank. Further information pertaining to Mr. Madonna’s background can be found in the section above entitled “Directors”.

Frank A. Cavallaro, age 53, has served as an executive vice president and Chief Financial Officer of the Company and the Bank since February 2012. Mr. Cavallaro had previously served as a senior vice president and Chief Financial Officer of the Company and the Bank since August 2009. Prior to joining the Company, Mr. Cavallaro, served as a vice president in the finance department for Commerce Bank, N.A. and its successor TD Bank, N.A., an American national bank, from September 1997 to August 2009. Mr. Cavallaro, a certified public accountant, has more than twenty-five years of experience in the financial services industry and, prior to that, three years of experience in public accounting with Ernst & Young LLP.

Andrew J. Logue, age 64, has served as president and chief operating officer of the Bank since May 2010. Mr. Logue had previously served as executive vice president and chief operating officer of the Bank since August 2008. Prior to joining the Bank, Mr. Logue, served as senior vice president/enterprise risk management for Commerce Bank, N.A. and its successor TD Bank, N.A., an American national bank, from March 1991 to August 2008. Mr. Logue served in various functions during his tenure at Commerce Bank, N.A.

Jay M. Neilon, age 68, has served as an executive vice president and chief credit officer of the Bank since February 2012. Mr. Neilon had previously served as a senior vice president and chief credit officer of the Bank since December 2008. Prior to joining the Bank, Mr. Neilon, served as senior credit officer for Commerce Bank, N.A. and its successor TD Bank, N.A., an American National Bank, from July 1992 to December 2008. Prior to Commerce Bank, N.A., Mr. Neilon held various credit and lending positions with Fidelity Bank, Philadelphia, PA from September 1976 to July 1992.

Tracie A. Young, age 52, has served as an executive vice president and chief risk officer of the Bank since February 2015. Ms. Young had previously served as a senior vice president and chief risk officer of the Bank since April 2010. Ms. Young has over 30 years of experience in the areas of risk management and compliance for financial institutions. Prior to joining the Bank, Ms. Young served in various internal audit, compliance and risk management roles for Harleysville National Bank and Trust Company, a Pennsylvania-based regional bank, from 1992 to 2010 including the Director of Risk Management and Director of Internal Audit positions.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of these reports. Based on the Company’s review of the copies of the reports filed by such persons and written representations, the Company believes that all filings required to be made by Reporting Persons for the period from January 1, 2021 through December 31, 2021 were made on a timely basis with the exception of one Form 4 filing for Mr. Wildstein related to one sale of common stock which was inadvertently filed four days late. In addition, Form 4 filings for each member of the Board and each named executive officer related to the grant of restricted stock units on February 18, 2021 were inadvertently filed two days late.

Audit Committee

The Board has designated a standing audit committee, currently consisting of Messrs. Duster (chair), Cohen and Wildstein. All members of the audit committee are independent as defined under the applicable SEC rules and the listing standards of NASDAQ, including the independence criteria applicable to audit committee members. The Board has determined that Mr. Duster qualifies as an audit committee financial expert, as defined in SEC rules and regulations.

The audit committee held nine meetings during 2021, and it operates under a written charter approved by the Board. The responsibilities of the audit committee are to, among others:

●

assist the Board with the oversight of the integrity of the Company’s financial statements and internal controls, the Company’s compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications and independence and the performance of the Company’s internal audit function and the independent registered public accounting firm;

●

establish procedures for receipt, retention, and handling complaints regarding accounting, internal accounting controls, and auditing matters, including procedures for confidential, anonymous submission of concerns by employees regarding accounting and auditing matters;

●

retain, evaluate, and where appropriate, replace the independent auditor, set the independent auditor’s compensation, oversee the work of the independent auditor and pre-approve all audit services to be provided by the independent auditor;

●

review with the independent auditor and members of management conducting the internal audit, the adequacy and effectiveness of the systems of internal controls, accounting practices, and disclosure controls and procedures of the Company and current accounting trends and developments, and take such action with respect thereto as may be deemed appropriate;

●	make a recommendation to the Board as to whether the audited financial statements should be included in the Company’s Annual Report on Form 10‑K;

●	prepare the report required to be prepared by the audit committee pursuant to the rules of the SEC for inclusion in the Company’s annual proxy statement; and

●	review in advance the public release of all financial information.

Item 11:  Executive Compensation

The following table shows the annual compensation of our Chief Executive Officer, our Chief Financial Officer and the three most highly compensated executive officers of the Company other than the Chief Executive Officer and Chief Financial Officer for the fiscal year ended December 31, 2021. Collectively, these officers are referred to as our “named executive officers.”

2021 Summary Compensation Table

The following table shows the annual compensation of the Company’s named executive officers for the fiscal years ended December 31, 2021, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vernon W. Hill, II	2021	403,846	-	110,220	-	-	8,405	522,471
Chairman and
Chief Executive Officer (3)
Harry D. Madonna	2021	455,577	-	110,220	-	56,503	55,330	677,630
President and	2020	330,961	-	-	92,000	61,350	150,237	634,548
Chairman Emeritus (4)	2019	415,000	-	-	223,000	167,000	64,955	869,955
Frank A. Cavallaro	2021	354,231	75,000	83,500	-	-	31,805	544,535
Chief Financial Officer (5)	2020	342,692	10,000	-	36,800	-	30,555	420,047
	2019	320,769	50,000	-	90,000	-	29,914	490,683
Andrew J. Logue	2021	483,000	75,000	83,500	-	-	40,973	682,473
Chief Operating Officer (6)	2020	448,077	10,000	-	46,000	-	38,440	542,517
	2019	465,384	60,000	-	112,500	-	36,477	674,361
Jay Neilon	2021	324,692	60,000	45,090	-	-	29,889	459,671
Chief Credit Officer (7)	2020	327,115	10,000	-	36,800	-	29,028	402,943
	2019	312,692	50,000	-	90,000	-	29,500	482,192
Tracie A. Young	2021	309,692	60,000	45,090	-	-	23,400	438,182
Chief Risk Officer (8)	2020	311,538	-	-	36,800	-	23,861	372,199
	2019	290,769	50,000	-	90,000	-	22,862	453,631

(1)

Reflects the grant date fair value of restricted stock units (“RSUs”) which were granted in February 2021 pursuant to the terms of the 2014 Equity Incentive Plan. The RSUs granted to Mr. Hill and Mr. Madonna vest in full on the one-year anniversary date of the grant. The RSUs granted to Messrs. Cavallaro, Logue, Neilon and Ms. Young vest ratably in four equal installments each year on the anniversary date of the grant.

(2)

The amount shown is the aggregate fair value as of the grant date in accordance with FASB ASC Topic 718. We will include the assumptions used in the calculation of these amounts in the footnotes to our audited financial statements that will be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

(3)

Mr. Hill was named to the role of Chief Executive Officer and became an employee of the Company in February 2021. Mr. Hill resigned from his role as Chief Executive Officer and as a member of the board of directors effective in August 2022. In 2021, all other compensation for Mr. Hill includes $8,405 of automobile and transportation allowance.

(4)

Mr. Madonna served as the Company’s Chief Executive Officer through February 2021 at which time he transitioned to the role of President and Chairman Emeritus of the Company. In 2021, all other compensation for Mr. Madonna includes $32,481 of automobile and transportation allowance, $5,640 for a club membership, $5,809 for Company paid supplemental long-term disability policy premiums, and $11,400 in matching contributions made to Mr. Madonna’s 401(k) plan account.

(5)	In 2021, all other compensation for Mr. Cavallaro includes $20,405 of automobile and transportation allowance and $11,400 in matching contributions made to Mr. Cavallaro’s 401(k) plan account.
(6)

In 2021, all other compensation for Mr. Logue includes $22,805 of automobile and transportation allowance, $6,768 for a club membership, and $11,400 in matching contributions made to Mr. Logue’s 401(k) plan account.

(7)	In 2021, all other compensation for Mr. Neilon includes $18,489 of automobile and transportation allowance and $11,400 in matching contributions made to Mr. Neilon’s 401(k) plan account.
(8)	In 2021, all other compensation for Ms. Young includes $12,000 of automobile and transportation allowance and $11,400 in matching contributions made to Ms. Young’s 401 (k) plan account.

Grants of Plan-Based Awards in 2021

The following table sets forth information concerning the grant of plan-based awards to the Company’s named executive officers during the year ended December 31, 2021.

Name	Grant Date	All Other Stock Awards: Number of Units (1) (#)	Grant Date Fair Value of Stock Awards ($)
Vernon W. Hill, II	February 18, 2021	33,000	$110,220
Harry D. Madonna	February 18, 2021	33,000	$110,220
Frank A. Cavallaro	February 18, 2021	25,000	$83,500
Andrew J. Logue	February 18, 2021	25,000	$83,500
Jay M. Neilon	February 18, 2021	13,500	$45,090
Tracie A. Young	February 18, 2021	13,500	$45,090

(1)

Restricted stock units (RSUs) granted to Mr. Hill and Mr. Madonna vest in full on the one-year anniversary date of the grant, February 18, 2022. RSUs granted to Mr. Cavallaro, Mr. Logue, Mr. Neilon and Ms. Young vest in four equal annual installments beginning February 18, 2022, the first anniversary date of the grant.

The Company’s compensation committee authorized the granting of Restricted Stock Units (“RSUs”) as shown in the table above. RSUs issued to Mr. Madonna represented the equivalent of annual grant of equity awards as set forth in his employment agreement. Vesting provisions are set forth in the Outstanding Equity Awards table below.

Description of Employment Agreements

Employment Agreement with Mr. Madonna. The Company, the Bank and Mr. Madonna are parties to an amended employment agreement dated as of March 1, 2021 (the “2021 agreement” or the “agreement”), which superseded in its entirety the employment agreement dated March 10, 2017, as previously amended (the “prior employment agreement”). Mr. Madonna consented to the change in officer position in February 2021 from president and Chief Executive Officer to president and Chairman Emeritus of the Company and agreed that such change would not constitute a Termination Event within the meaning of the prior employment agreement or otherwise violate the terms of the prior employment agreement. The 2021 agreement provides for extensions on each annual anniversary date to continue through the end of the then-current Term, plus an additional one-year period, unless either party provides written notice that such party desires to terminate the agreement prior to the anniversary date of the effective date and each anniversary date thereafter. The Company and the Bank may also terminate Mr. Madonna’s employment at any time for specified events of “good reason” (as defined in the agreement). Mr. Madonna may terminate the 2021 agreement with six months prior notice. Mr. Madonna may also terminate the agreement for specified events of “good cause” (as defined in the agreement). In February 2022, following the approval of a majority of the members of the Compensation Committee, the Company and the Bank provided written notice to Mr. Madonna of their intention to not renew his employment agreement. As a result of this notice, the agreement was scheduled to terminate in accordance with its terms in February 2023. In August 2022, the Company’s Board of Directors appointed Mr. Madonna as Executive Chairman and Interim Chief Executive Officer of the Company and the Bank. In connection with such appointments, the non-renewal notice was rescinded and the 2021 agreement will continue under its existing terms.

Mr. Madonna’s annual base salary under the 2021 agreement was initially set at $415,000 effective March 2021. His base salary was increased to $500,000 in March 2022 while he serves as Interim Chief Executive Officer. Mr. Madonna is eligible to receive annual increases in base salary at the sole discretion of the compensation committee of the Company after taking into account criteria determined in advance by the compensation committee, and bonuses based on a percent of annual base salary in the sole discretion of the compensation committee upon achievement of established criteria. Any additional compensation may be granted in the form of equity-based awards to align his interests with those of the Company’s shareholders.

The 2021 amended employment agreement also provides for the annual issuance of options to Mr. Madonna to purchase not less than 100,000 shares of Common Stock (or an equivalent value in restricted stock or stock units) effective March 1, 2021 and continuing annually thereafter so long as Mr. Madonna remains employed under the terms of the agreement. Option grants will be based on meeting or exceeding criteria established from year to year by the committee charged with the responsibility for making grants under the Company’s stock incentive plan. Such options, restricted stock or stock units will vest one year after the date of grant or earlier upon the occurrence of either a Change in Control (as defined in the agreement) or a Termination Event (as defined in the agreement) and will be granted at a per share exercise price equal to fair market value of the stock on the date of grant.

Mr. Madonna will also be entitled to certain other customary perquisites, including use of an automobile and reimbursement of related operating expenses, health and disability insurance available to all employees, and reimbursement for travel, entertainment and club dues and expenses. Under the agreement, the Company and the Bank also agree to reimburse Mr. Madonna for the cost of term life insurance policies providing a death benefit in the amount of $4.0 million. The cost to the Company of such life insurance policies from and after March 1, 2021, will reduce, on a dollar-for-dollar basis, the severance payment payable to Mr. Madonna described below.

Mr. Madonna’s agreement provides for certain severance and change in control benefits. In the event of termination of Mr. Madonna’s employment for any reason, including a merger or sale of the Company or the Bank or transfer of a majority of the stock of the Company or the Bank (any one of which shall be considered a “Change in Control”) or failure by the Company and the Bank to continue his employment at the termination of the agreement or any subsequent employment agreement, or if Mr. Madonna is not elected a member of the boards of directors of the Company or the Bank or upon agreement that Mr. Madonna is to transition from service as President and Chairman Emeritus to service as a non-employee director of the Company and the Bank (each a “Termination Event”), Mr. Madonna would be entitled to receive a severance payment in the amount of $1.6 million, and five years of continued health benefits. Mr. Madonna would not be entitled to any severance or other payments in the event that his employment terminates for cause, resignation by him without good cause, or as a result of his death. Subject to compliance with Section 409A of the Internal Revenue Code, all severance payments are to be made in a lump sum within 30 days after the applicable termination event.

In the event of a merger or sale or transfer of a majority of the stock of the Company or the Bank while Mr. Madonna remains employed by the Company and the Bank or remains serving as a director (or within one year after Mr. Madonna ceases to provide any services to either the Company or the Bank in any capacity), he will be entitled, in addition to any other compensation payable to him under the agreement, to a transaction bonus in an amount determined by the compensation committees of the Company and the Bank, which amount cannot be less than $1.0 million. The transaction bonus is payable within 30 days following consummation of the transaction giving rise to payment of such bonus.

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

Employment Agreements with Messrs. Logue, Cavallaro and Neilon and Ms. Young. On July 14, 2015, the Bank entered into employment agreements with each of Andrew J. Logue, President and Chief Operating Officer of the Bank; Frank A. Cavallaro, Executive Vice President and Chief Financial Officer of the Company and the Bank; Jay M. Neilon, Executive Vice President and Chief Credit Officer of the Bank; and Tracie A. Young, Executive Vice President and Chief Risk Officer of the Bank. Each of the employment agreements is for a one-year term commencing on July 1, 2015, with annual renewals thereafter absent notice of non-renewal by either party at least six months prior to an annual renewal date.

Under the employment agreements, each executive officer is entitled to receive a specified annual base salary and is eligible to participate in other compensation plans or programs maintained by the Company or the Bank for senior executive officers, including stock compensation, retirement, savings and similar plans. Each executive officer is also able to earn an annual bonus based on criteria established by the compensation committee of the Board.

In the event of termination of an executive officer’s employment, including resignation by the officer for specified events of “good reason” or a failure to continue an officer’s employment at termination of the employment agreement, the officer would be entitled to receive a lump-sum payment equal to two times the officer’s base salary in effect immediately prior to termination (the “Severance Payment”). If the executive’s employment is terminated as a result of, or in contemplation of, a change in control of the Company, the executive would be entitled to receive the Severance Payment unless the executive accepts a position after the change of control in the surviving company. No severance is payable in the event of termination of an executive’s employment for specified events of “cause,” or as a result of an executive’s death, disability or resignation without good reason.

The employment agreements include customary provisions relating to non-competition and non-solicitation of customers and employees for a period of twelve months following termination of employment. The employment agreements replace and supersede any prior employment or change in control agreements to which any of the executive officers were a party.

Services and Employment Agreements with Chairman and Chief Executive Officer

In March 2017, the Company entered into an agreement with Vernon W. Hill, II regarding his provision of services to the Company as Chairman of the Board (the “services agreement”). The initial term of the agreement was a five-year period commencing in March 2017. In addition to his position as Chairman of the Board, Mr. Hill became Chief Executive Officer of the Company and the Bank and Chairman of the Board of the Bank in February 2021. Accordingly, the Company and Mr. Hill entered into a new employment agreement (the “employment agreement”), which replaced the existing services agreement, effective as of March 2021, to reflect the changes in Mr. Hill’s duties and positions.

Under the services agreement, Mr. Hill served as Chairman of the Board, to preside over all meetings of the Board and shareholders, and perform such other functions as required of a public company board chairman and such other duties as the Board may require, which he did through February of 2021. For services under the agreement, Mr. Hill was entitled to receive base compensation of not less than $360,000 per year, and to participate in any bonus programs, incentive compensation plans, stock option plans or similar benefit or compensation plans at any time in effect that are made generally available to directors and executive officers of the Company.

Under the employment agreement, Mr. Hill was entitled to receive base compensation of not less than $490,000 per year, and to participate in any bonus programs, incentive compensation plans, stock option plans or similar benefit or compensation plans at any time in effect that are made generally available to directors and executive officers of the Company. The employment agreement was for a two-year term and extended on each annual anniversary date to provide for a two-year term unless either party provided written notice that such party desires to terminate the agreement prior to an annual anniversary date. The Company could terminate Mr. Hill’s services under the agreement at any time with or without “cause” (as defined in the agreement). In the event of a termination by the Company for cause, Mr. Hill would be entitled to any prorated portion of his compensation through the termination date and the Company would have no further obligations under the agreement. In the event that the Company terminated Mr. Hill’s services without cause, the Company would be required to pay Mr. Hill, a lump-sum severance payment equal to three times his base salary plus a continuation of specified benefits for a period of one year. The Company could also terminate the agreement for permanent disability, in which case Mr. Hill would have received a portion of his compensation for the balance of the remaining term of the agreement offset by any disability payments due to Mr. Hill under any company-sponsored disability plan. In the event of death, Mr. Hill’s estate would have been entitled to a death benefit equal to three times compensation.

Mr. Hill could voluntarily terminate his services under the employment agreement for specified events of “good reason” occurring within three years after a change in control of the Company. In the event of Mr. Hill’s voluntary termination for any of such events of good reason following a change in control of the Company, he would have been entitled to a lump-sum severance payment equal to three times his base salary plus a continuation of specified benefits for a period of one year.

In July 2022, Mr. Hill provided written notice to the Company of his resignation as Chief Executive Officer effective in August 2022. He disclosed his reasons for his resignation in a letter to the Board dated July 6, 2022, alleging a breach of his existing employment agreement. In August 2022, Mr. Hill provided written notice to the Company of his resignation as a member of the board of directors effective immediately. He disclosed his reasons for his resignation from the Board in a letter dated August 8, 2022, alleging, among other things, deprivation of meaningful representation in the management of the Company’s affairs. The Board of Directors disagrees with the allegations by Mr. Hill and has formed a Special Litigation Committee to respond to demands by shareholders of the Company to investigate whether claims should be brought by the Company against Mr. Hill, as well as former directors Barry Spevak and Brian Tierney, based upon allegations of improper conduct they may have taken against the Company or any of its operations.

Outstanding Equity Awards at 2021 Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by the Company’s named executive officers as of December 31, 2021.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (5)	Market Value of Shares or Units of Stock That Have Not Vested ($) (6)
Vernon W. Hill, II	25,000	-		2.95	5/10/23	-	-
	100,000	-		8.00	2/28/27	-	-
	100,000	-		8.40	2/22/28	-	-
	100,000	-		6.60	2/19/29	-	-
	-	100,000	(1)	3.01	2/27/30	-	-
	-	-		-	-	33,000	122,760
Harry D. Madonna	12,000	-		1.95	2/28/22	-	-
	12,000	-		2.69	3/13/23	-	-
	12,000	-		3.68	2/28/24	-	-
	100,000	-		3.55	3/12/25	-	-
	100,000	-		3.99	2/23/26	-	-
	100,000	-		8.00	2/28/27	-	-
	100,000	-		8.40	2/22/28	-	-
	100,000	-		6.60	2/19/29	-	-
	-	100,000	(1)	3.01	2/27/30	-	-
	-	-		-	-	33,000	122,760
Frank A. Cavallaro	15,000	-		1.95	2/28/22	-	-
	12,000	-		2.69	3/13/23	-	-
	12,000	-		3.68	2/28/24	-	-
	12,000	-		3.55	3/12/25	-	-
	12,000	-		3.99	2/23/26	-	-
	25,000	-		8.00	2/28/27	-	-
	22,500	7,500	(2)	8.40	2/22/28	-	-
	20,000	10,000	(3)	6.60	2/19/29	-	-
	10,000	30,000	(4)	3.01	2/27/30	-	-
	-	-		-	-	25,000	93,000

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#) (1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (5)	Market Value of Shares or Units of Stock That Have Not Vested ($) (6)
Andrew J. Logue	15,000	-		1.95	2/28/22	-	-
	12,000	-		2.69	3/13/23	-	-
	12,000	-		3.68	2/28/24	-	-
	12,000	-		3.55	3/12/25	-	-
	15,000	-		3.99	2/23/26	-	-
	50,000	-		8.00	2/28/27	-	-
	30,000	10,000	(2)	8.40	2/22/28	-	-
	25,000	25,000	(3)	6.60	2/19/29	-	-
	12,500	37,500	(4)	3.01	2/27/30	-	-
	-	-		-	-	25,000	93,000
Jay Neilon	15,000	-		1.95	2/28/22	-	-
	12,000	-		2.69	3/13/23	-	-
	12,000	-		3.68	2/28/24	-	-
	12,000	-		3.55	3/12/25	-	-
	12,000	-		3.99	2/23/26	-	-
	25,000	-		8.00	2/28/27	-	-
	22,500	7,500	(2)	8.40	2/22/28	-	-
	20,000	20,000	(3)	6.60	2/19/29	-	-
	10,000	30,000	(4)	3.01	2/27/30	-	-
	-	-		-	-	13,500	50,220
Tracie A. Young	15,000	-		1.95	2/28/22	-	-
	12,000	-		2.69	3/13/23	-	-
	3,000	-		3.55	3/12/25	-	-
	6,000	-		3.99	2/23/26	-	-
	25,000	-		8.00	2/28/27	-	-
	22,500	7,500	(2)	8.40	2/22/28	-	-
	20,000	20,000	(3)	6.60	2/19/29	-	-
	10,000	30,000	(4)	3.01	2/27/30	-	-
	-	-		-	-	13,500	50,220

(1)	Options vest and become exercisable on February 27, 2022.
(2)	Options vest and become exercisable in four equal annual installments beginning February 22, 2019, the first anniversary date of the grant.
(3)	Options vest and become exercisable in four equal annual installments beginning February 19, 2020, the first anniversary date of the grant.
(4)	Options vest and become exercisable in four equal annual installments beginning February 27, 2021, the first anniversary date of the grant.
(5)

Restricted stock units (RSUs) granted to Mr. Hill and Mr. Madonna vest in full on the one-year anniversary date of the grant, February 18, 2022. RSUs granted to Mr. Cavallaro, Mr. Logue, Mr. Neilon and Ms. Young vest in four equal annual installments beginning February 18, 2022, the first anniversary date of the grant.

(6)	The market value realized upon vesting was calculated using the closing price of Common Stock ($3.72 per share) on December 31, 2021.

Option Exercises and Stock Vested in 2021

There were no exercises of outstanding stock options or vesting of stock awards for the Company’s named executive officers during the year ended December 31, 2021.

Pension Benefits at December 31, 2021

In 1992, the Company adopted a supplemental retirement plan for non-employee directors. The plan was frozen to new participants in 1992, but the Company continues to maintain the plan for participants who served as non‑employee directors in 1992. At that time, Mr. Madonna was a non‑employee director and he continues to be a participant in the plan. The present value of accumulated benefit was calculated based upon the actuarial present value of accumulated benefits, calculated as of December 31, 2021, as described below. The plan provides for a retirement benefit of $25,000 per year for ten years, which payments may begin at the later of actual retirement date or 65 years of age. Mr. Madonna has reached 65 years of age and the amount shown in the table below represents the present value of the accumulated benefit amount necessary to fund $25,000 annual payments over a ten year period commencing December 31, 2021, which was the end of the Company’s most recently completed fiscal year. Present value was calculated using a 4% discount rate.

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit (1)($)	Payments During Last Fiscal Year ($)
Harry D. Madonna	Amended and Restated Supplemental Retirement Plan	29	210,883	-

(1)

Mr. Madonna’s years of credited service and the present value of his accumulated benefit were determined as of December 31, 2021, which is the same pension plan measurement date that the Company used for financial statement reporting purposes with respect to its audited financial statements for the fiscal year ended December 31, 2021. Years of credited service reflect the number of years since the plan was adopted.

Nonqualified Deferred Compensation at December 31, 2021

The Company maintains a deferred compensation plan for the benefit of certain officers and directors. In 2009, the compensation committee prohibited any additional individuals from participating in the plan. Mr. Madonna is the only named executive officer who is an eligible participant. The plan permits participants to make elective contributions to their accounts, subject to applicable provisions of the Internal Revenue Code. In addition, the Company may make discretionary contributions to participant accounts. Company contributions are subject to vesting, and generally vest three years after the end of the plan year to which the contribution applies, subject to acceleration of vesting upon certain changes in control (as defined in the plan) and to forfeiture upon termination for cause (as defined in the plan). Participant accounts are adjusted to reflect contributions and distributions, and income, gains, losses, and expenses as if the accounts had been invested in permitted investments selected by the participants, including Common Stock. The plan provides for distributions upon retirement and, subject to applicable limitations under the Internal Revenue Code, limited hardship withdrawals.

Name	Executive Contributions in Last Fiscal Year($)	Registrant Contributions in Last Fiscal Year($)	Aggregate Earnings (Losses) in Last Fiscal Year ($) (1)	Aggregate Withdrawals/ Distributions in Last Fiscal Year($)	Aggregate Balance at Last Fiscal Year-End ($) (2)
Harry D. Madonna	-	-	56,503	-	897,092

(1)

Mr. Madonna’s deferred compensation account is credited with gains, losses and expenses as if it had been invested in shares of a private equity fund as allowed by the plan. The amount reported is also included in the Summary Compensation Table.

(2)	The Company contributions to the deferred compensation plan vested over a three-year period as defined in the plan. At December 31, 2021, the aggregate balance of $897,092 was fully vested.

Director Compensation

The following table sets forth information regarding compensation paid by the Company to its non‑employee directors during 2021.

Director Compensation in 2021

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	Total ($)
Andrew B. Cohen	59,500	28,390	-	87,890
Theodore J. Flocco, Jr. (3)	95,500	28,390	-	123,890
Vernon W. Hill II (2) (3)	43,333	-	-	43,333
Lisa R. Jacobs, Esq.	68,750	28,390	-	97,140
Barry L. Spevak (3)	85,500	28,390	38,513	152,403
Brian Tierney, Esq. (3)	55,500	28,390	-	83,890
Harris Wildstein, Esq.	77,750	28,390	28,703	134,843

(1)

The amount shown is the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718. Each of the non-employee directors in the table above, with the exception of Mr. Hill, received a grant of 8,500 restricted stock units (RSUs) on February 18, 2021. Each of the RSUs vest in full on the one-year anniversary date of the grant, subject to acceleration upon consummation of a change in control.

(2)

Mr. Hill’s services agreement (described in the section entitled “Services and Employment Agreements with Chairman and Chief Executive Officer” above) provided for aggregate compensation of $360,000 on an annual basis for all of the services he provided under the Services Agreement as Chairman of the Board. In February 2021, Mr. Hill was named to the additional role of Chief Executive Officer and entered into an employment agreement. The fees reflected in the table above represent payments made during the months of January and February 2021 under the Services Agreement while he served only as Chairman. All compensation, including equity awards, received under his new employment agreement are reported in the 2021 Summary Compensation Table for all named executive officers.

(3)

Mr. Flocco passed away in May 2022. He was replaced by Benjamin C. Duster who joined the Board in July 2022. Messrs. Hill and Spevak resigned from the Board of Directors in August 2022. Mr. Tierney resigned from the Board of Directors in September 2022.

At December 31, 2021, each of the non-employee directors in the table above held the following aggregate number of option awards and restricted stock awards:

Name	Option Awards	Stock Awards
Andrew B. Cohen	75,000	8,500
Theodore J. Flocco, Jr.	140,000	8,500
Lisa R. Jacobs, Esq.	75,000	8,500
Barry L. Spevak	140,000	8,500
Brian Tierney, Esq.	140,000	8,500
Harris Wildstein, Esq.	140,000	8,500

Employee directors receive no additional compensation for their service on the board. During 2021, non‑employee directors received a $12,500 quarterly retainer fee. The audit committee chair received an annual fee of $20,000 for serving as the chairman of the committee during 2021 and $2,000 for each committee meeting attended. The other members of the audit committee received $1,500 for each committee meeting attended. The chair of all other Board committees received an annual fee of $3,000 for serving as a committee chairman during 2021 and each member of those committees received $1,000 for every committee meeting attended.

Certain non‑employee directors, namely Messrs. Spevak and Wildstein, are also eligible to participate in a nonqualified deferred compensation plan. Their deferred compensation accounts are credited with gains, losses and expenses as if they had been invested in the common stock of the Company and shares of certain publicly traded mutual funds as allowed by the plan. The gains credited to their deferred compensation accounts during 2021 are reflected in the Director Compensation table above.

Chief Executive Officer Pay Ratio Disclosure

The following pay ratio information is provided in accordance with the requirements of Item 402(u) of Regulation S-K of the Exchange Act.

For fiscal 2021, the Company’s last completed fiscal year:

•	the median of the annual total compensation of all employees of the Company (other than the Chief Executive Officer) was $55,192; and

•	the annual total compensation of the Company’s Chief Executive Officer, Vernon W. Hill, II, was $618,625.

Based on this information, the ratio for 2021 of the annual total compensation of the Chief Executive Officer to the median of the annual total compensation of all employees is 11 to 1.

The following steps were taken to determine the annual total compensation of the median employee and the Chief Executive Officer:

•

As of December 31, 2021, the employee population consisted of approximately 514 individuals, including full time, part time, temporary, and seasonal employees employed on that date. This date was selected because it aligned with calendar year end and allowed identification of employees in a reasonably efficient manner.

•

For purposes of identifying the median employee from our employee population base, wages from our internal payroll records for the twelve-month period ended December 31, 2021 were used. These wages were consistent with amounts reported to the Internal Revenue Service on Form W-2 for fiscal 2021. Consistent with the calculation of the Chief Executive Officer’s annual compensation, other elements of employee compensation were considered and added, if applicable when calculating the annual total compensation for all employees.

•

In addition, the compensation of approximately 60 full time or part time employees who were hired during 2021 and employed on December 31, 2021 was annualized. No full-time equivalent adjustments were made for part time employees, of which there were approximately 20.

•

The median employee was identified using this compensation measure and methodology, which was consistently applied to all employees. The amounts reported in the 2021 Summary Compensation Table for named executive officers was used for the total annual compensation of the Chief Executive Officer. The salary amount reported in this table was annualized to reflect a full year’s compensation for the purpose of calculating the pay ratio disclosure.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of October 25, 2022, information with respect to the holdings of Company voting securities of all persons which the Company, pursuant to filings with the SEC and the Company’s stock transfer records, has reason to believe may be beneficial owners of more than five percent (5%) of the outstanding Common Stock, each current director or director nominee, each executive officer, and all of the Company’s directors, director nominees, and executive officers as a group.

Name of Beneficial Owner or Identity of Group (1)	Number of Shares Beneficially Owned (2)		Percentage of Ownership (2)

Current Directors and Director Nominees
Peter B. Bartholow	6,000		*
Andrew B. Cohen	95,500	(3)	*
Benjamin C. Duster	-		-
Lisa R. Jacobs	100,433	(4)	*
Harry D. Madonna	669,000	(5)	1.0%
Harris Wildstein	867,963	(6)	1.4%

Named Executive Officers Who are not Directors
Frank A. Cavallaro	190,065	(7)	*
Andrew J. Logue	241,395	(8)	*
Jay Neilon	203,000	(9)	*
Tracie A. Young	141,062	(10)	*

All directors and executive officers as a group (9 persons)	2,508,418		3.8%

5% Percent Beneficial Shareholders
Blackrock, Inc.	8,215,741	(11)	12.9%
Vernon W. Hill, II	6,422,864	(12)	9.97%
George E. Norcross	6,311,618	(13)	9.9%
Camden Asset Management, LP	6,499,974	(14)	9.2%
CPV Republic Investment, LLC	5,442,570	(15)	8.5%

* Represents beneficial ownership of less than 1%.

(1)

Unless otherwise indicated, the address of each beneficial owner is c/o Republic First Bancorp, Inc., Two Liberty Place, 50 S. 16th Street, Suite 2400, Philadelphia, PA 19102. The group of directors and executive officers was determined as of October 25, 2022.

(2)	The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in Rule 13d-3 under the Exchange Act of 1934. Any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of, common stock; and/or, (ii) investment power, which includes the power to dispose, or to direct the disposition, of common stock, is determined to be a beneficial owner of the common stock. All shares are subject to the named person’s sole voting and investment power unless otherwise indicated. Shares beneficially owned include shares issuable upon exercise of options which are currently exercisable or which will be exercisable within 60 days of October 25, 2022. Shares beneficially owned also include shares issuable upon conversion of convertible securities which are currently convertible or which will be convertible within 60 days of October 25, 2022. Percentage calculations presume that the identified individual or group exercise or convert all of his, her or their respective options and convertible securities, and that no other holders of options exercise their options or convert their convertible securities. As of October 25, 2022, there were 63,787,064 shares of the Common Stock outstanding. Other than those persons listed in the table above, the Company is not aware of any person, as such term is defined in the Exchange Act, that beneficially owns more than 5% of its Common Stock as of October 25, 2022.
(3)

Mr. Cohen’s total includes 75,000 shares of Common Stock issuable subject to options which are currently exercisable. Andrew Cohen is the Co-founder and Chief Investment Officer of Cohen Private Ventures, LLC which may be deemed an affiliate of CPV Partners, LLC, which holds shares of Common Stock as described in Footnote 15 below. Andrew Cohen does not have the power to vote on or dispose of such shares and accordingly does not beneficially own those shares.

(4)

Ms. Jacobs’ total includes 75,000 shares of Common Stock issuable subject to options which are currently exercisable and 1,000 shares of preferred stock which are currently convertible into 8,333 shares of common stock.

(5)	Mr. Madonna’s total includes 624,000 shares of Common Stock issuable subject to options which are currently exercisable.
(6)

Mr. Wildstein’s total includes 135,000 shares of Common Stock issuable subject to options which are currently exercisable. Also includes 19,083 shares in trust for his daughter, and 14,032 shares held by his wife.

(7)	Mr. Cavallaro’s total includes 153,000 shares of Common Stock issuable subject to options which are currently exercisable.
(8)	Mr. Logue’s total includes 203,500 shares of Common Stock issuable subject to options which are currently exercisable
(9)	Mr. Neilon’s total includes 153,000 shares of Common Stock issuable subject to options which are currently exercisable.
(10)	Ms. Young’s total includes 126,000 shares of Common Stock issuable subject to options which are currently exercisable.
(11)

Information is derived from a Schedule 13G Amendment No. 4 filed with the SEC on January 27, 2022 by BlackRock, Inc. The report states that BlackRock, Inc. had sole voting power over 7,371,806 common shares and sole dispositive power over 8,215,741 common shares as of December 31, 2021. The principal business office address is 55 East 52nd Street, New York, NY 10055.

(12)

Mr. Hill’s total includes 425,000 shares of Common Stock issuable subject to options which are currently exercisable. Also includes 2,295,666 shares held in multiple trusts of which Mr. Hill serves as a trustee and 500,000 shares held an IRA account controlled by his wife. Mr. Hill owns 50,000 shares of convertible preferred stock issued by the Company which are convertible into 416,667 shares of Common Stock. A restriction on conversion included in the preferred stock instrument prohibits conversion to the extent that such conversion would cause the holder to own or control 10% or more of the Common Stock outstanding. Accordingly, the calculation of the number of shares beneficially owned in the table does not include 23,000 shares of preferred stock which are currently convertible into 191,667 shares of Common Stock. The address of Mr. Hill is 14000 Horizon Way, Suite 100, Mt. Laurel, NJ 08054.

(13)

Information is derived from a Form 13D/A Amendment No. 20 filed with the SEC on September 22, 2022 by George E. Norcross, III, Avery Conner Capital Trust, Philip A. Norcross, Susan D. Hudson, Geoffrey B. Hudson, Rose M. Guida, and Gregory B. Braca as a group.  The principal business office address is 350 Royal Palm Way, Suite 500, Palm Beach, FL 33480.

(14)

Information is derived from a Schedule 13G filed with the SEC on February 9, 2021, by Camden Asset Management, LP and John Wagner. The report states that each of the reporting persons named in the filing had shared voting and shared dispositive power over 6,499,974 common shares issuable upon conversion of shares of convertible preferred stock. The principal business office address of each reporting person is 2029 Century Park East, Suite 2010, Los Angeles, CA 90067.

(15)	Information is derived from a Form 13F filed with the SEC on August 15, 2022 by CPV Partners, LLC. The principal business office address is 72 Cummings Point Road, Stamford, CT 06902.

Equity Compensation Plans

The following table sets forth information as of December 31, 2021, with respect to the shares of common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	5,849,288	$5.31	8,510,982

Equity compensation plans not approved by security holders	-	-	-

Total	5,849,288	$5.31	8,510,982

Item 13:  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The Bank has made, and expects to continue to make in the future, loans to directors and executive officers of the Company and the Bank, and to their immediate family members, and to firms, corporations, and other entities in which they and their immediate family members maintain interests. None of such loans are nonaccrual, past due, restructured or potential problems, and all of such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company or the Bank and did not involve more than the normal risk of collectability or present other unfavorable features.

The Company entered into a services agreement with Vernon W. Hill, II, effective in March 2017, regarding his provision of services to the Company as chairman of the Board. Effective in March 2021, the Company entered into a new employment agreement with Mr. Hill to reflect his additional position as chief executive officer. The employment agreement replaced in its entirety, the prior services agreement with Mr. Hill that was initially entered into in March 2017. Mr. Hill resigned from the position of Chief Executive Officer and as a member of the Board of Directors of the Company and the Bank in August 2022. Mr. Hill is beneficial owner of more than five percent of the outstanding Common Stock.

Accordingly, Mr. Hill and his wife were considered related persons during the years ended December 31, 2021, 2020 and 2019.  Pursuant to the agreements described above, Mr. Hill received $43,333 during 2021 and $260,000 during 2020 as compensation under his services agreement for his role on the Board.  In addition, the Company paid $696,000 and $390,000 during 2021 and 2020, respectively, to InterArch, Inc., a company that is wholly-owned by Mr. Hill’s wife, for marketing, graphic design, architectural, and project management services.  We also paid $177,000 per year during 2021 and 2020 to Glassboro Properties, LLC related to a land lease agreement for our Glassboro store.  Mr. Hill has an ownership interest in Glassboro Properties LLC, which is a commercial real estate firm.

We paid $120,000 per year during 2021 and 2020, to Brian Communications for public relations services. Brian Tierney, a member of the Board, is the chief executive officer of Brian Communications, a strategic communications agency.

Review, approval or ratification of transactions with related persons

All transactions, including arrangements and relationships, with related persons that are required to be disclosed pursuant to Item 404 of SEC Regulation S‑K are approved by our Board excluding interested parties. Extensions of credit to insiders, including related persons, are made pursuant to a written policy designed to ensure compliance with Federal Reserve Board Regulation O, the primary federal banking regulation which governs extensions of credit to insiders, and is applicable to the Bank.

Director Independence

The Board has determined that all of the Company’s non-executive board members are independent under NASDAQ’s corporate governance listing standards, resulting in 75% of the Board being deemed independent of management. In addition, the Board has determined that all members of the audit, nominating and governance, and compensation committees are independent (as defined under the applicable SEC rules and the listing standards of NASDAQ).

To be independent, a director must have no disqualifying relationships as defined by the NASDAQ listing rules, and the Board must have affirmatively determined that the director has no other relationship with the Company, either directly or indirectly, that would interfere with his, her or their exercise of independent judgment in carrying out the responsibilities of a director. In determining the directors’ independence, the Board considered both loan and non-loan transactions between the Bank and the directors, their family members and businesses with whom they are associated.

Applying the foregoing, the Board has determined that the following directors are independent: Andrew Cohen, Benjamin C. Duster, Lisa Jacobs, Esq., and Harris Wildstein, Esq. The only director determined not to be independent was Harry D. Madonna, Chairman and Interim Chief Executive Officer. In addition, the Board has designated Harris Wildstein, Esq. as its lead independent director.

Each independent director has direct access to our chairman of the board and chief executive officer, as well as to our president and other members of the senior management team. The independent directors are also given the option at every board meeting to meet in executive session without management present.

Item 14:  Principal Accountant Fees and Services

Information Regarding Independent Registered Public Accounting Firm

As previously disclosed in the Company’s Current Report on Form 8-K filed on June 30, 2021, upon the review and recommendation of the Company’s audit committee, the Company dismissed BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm, effective as of June 24, 2021.

As previously disclosed, the reports of BDO on the Company’s financial statements as of and for the years ended December 31, 2020 and 2019 did not contain an adverse opinion or a disclaimer of an opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

As previously disclosed, during the Company’s fiscal years ended December 31, 2020 and 2019, and the subsequent interim period preceding BDO’s dismissal, there were: (i) no disagreements with BDO on any manner of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of the disagreements in its report on the consolidated financial statements of the Company; and (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

As previously disclosed, on June 24, 2021, the Company, after review and recommendation of the Company’s audit committee, selected Crowe as the Company’s new independent registered public accounting firm pending execution of an engagement letter for and with respect to the year ending December 31, 2021, effective upon the dismissal of BDO. During the Company’s fiscal years ended December 31, 2020 and 2019 and through the date of the Company’s appointment of Crowe, the Company did not consult with Crowe regarding: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written or oral advice was provided by Crowe that was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a disagreement or was a reportable event, as those terms are described or defined in Items 304(a)(1)(iv) or 304(a)(1)(v) of Regulation S-K.

As previously disclosed, the Company provided BDO with a copy of the foregoing disclosures and requested BDO to furnish to the Company a letter addressed to the SEC stating whether or not it agrees with such disclosures. A copy of BDO’s letter dated June 30, 2021 was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on June 30, 2021.

The aggregate fees for professional services rendered by Crowe and BDO for the fiscal years ended December 31, 2021 and December 31, 2020 were as follows:

Fee Category (1)	2021 Fees	2020 Fees
Audit Fees (2)	$1,530,500	$339,000
Audit-Related Fees (3)	5,595	34,150
Tax Fees (4)	-	6,158
All Other Fees (5)	10,000	7,500
Total Fees	$1,546,095	$386,808

(1)

The aggregate fees included in Audit Fees are fees billed for services associated with the audits of those fiscal years. The aggregate fees included in each of the other categories are fees billed in those fiscal years.

(2)

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements, internal control over financial reporting and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company’s independent registered accounting firm in connection with statutory and regulatory filings or engagements.

(3)

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” Includes fees for services related to the employee benefit plan audit, and other attest services not required by statute or regulation.

(4)

Tax Fees consist of fees billed for professional services for tax compliance and other miscellaneous services. These services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, and mergers and acquisitions.

(5)

All Other Fees consist of fees billed for services provided in relation to the filing of registration statements with the SEC, responding to SEC staff comment letters, preparation of a competitive market analysis on executive compensation, and any other products and services provided by the independent registered public accounting firm, other than those services described above.

The audit committee meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. The audit committee also meets with the Company’s independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to the Company’s earnings announcements, to review the results of the auditors’ work. During the course of the year, the chairman of the audit committee has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre‑approvals at the following quarterly meeting. At each of the meetings, management and the Company’s independent auditors update the audit committee with material changes to any service engagement and related fee estimates as compared to amounts previously approved. All of the audit and non‑audit services performed by Crowe and BDO for the Company in fiscal years 2021 and 2020 and described above were pre-approved by the audit committee in accordance with the foregoing procedures.

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a)

(1) The following financial statements and related documents of Republic First Bancorp, Inc. are filed as part of this Annual Report on Form 10-K in Part II – Item 8 “Financial Statements and Supplementary Data”:

a.	Consolidated Balance Sheets as of December 31, 2021 and 2020;
b.	Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019;
c.	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020, and 2019;
d.	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019;
e.	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020, and 2019; and
f.	Notes to Consolidated Financial Statements.

(a)	(2) None

(a)	(3) The exhibits filed or furnished, as applicable, as part of this report are listed under Exhibits at subsection (b) of this Item 15.

(b)	Exhibits

The following Exhibits are filed as part of this report.

Exhibit Number	Description	Location
3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-K filed March 10, 2017

3.2	Statement with Respect to Shares regarding 7.0% Perpetual Non-Cumulative Preferred Stock, Series A of Republic First Bancorp, Inc.	Incorporated by reference to Form 8-K filed August 21, 2020

3.3	Amended and Restated By-Laws of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-Q filed May 11, 2020

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

4.2	The Company will furnish to the SEC upon request copies of the following documents relating to the Company’s Floating Rate Junior Subordinated Debt Securities due 2037: (i) Indenture dated as of June 28, 2007, between the Company and Wilmington Trust Company, as trustee; (ii) Amended and Restated Declaration of Trust of Republic Capital Trust III, dated as of June 28, 2007; and (iii) Guarantee Agreement dated as of June 28, 2007, between the Company and Wilmington Trust Company, as trustee, for the benefit of the holders of the capital securities of Republic Capital Trust III

4.3	Description of Capital Securities	Incorporated by reference to Form 10-K filed March 16, 2020

Exhibit Number	Description	Location

10.1	Form of Employment Agreement, dated July 1, 2015, by and among, certain named Executive Officers, Republic First Bancorp, Inc. and Republic First Bank*	Incorporated by reference to Form 8-K filed July 14, 2015

10.2	Amended and Restated Stock Option Plan and Restricted Stock Plan*	Incorporated by reference to Form 10-K filed March 10, 2008

10.3	Deferred Compensation Plan*	Incorporated by reference to Form 10-K filed March 16, 2010

10.4	Amended and Restated Supplemental Retirement Plan Agreements between Republic First Bank and Certain Directors*	Incorporated by reference to Form 10-Q filed November 7, 2008

10.5	Amended and Restated Employment Agreement, dated as of March 1, 2021, by and among Harry D. Madonna, Republic First Bancorp, Inc., and Republic First Bank*	Incorporated by reference to Form 8-K filed March 2, 2022

10.6	Republic First Bancorp, Inc. 2014 Equity Incentive Plan*	Incorporated by reference to the definitive proxy statement on Schedule 14A filed March 26, 2014

10.7	Form of Incentive Stock Option Award – 2014 Equity Incentive Plan*	Incorporated by reference to Form 10-K filed March 13, 2015

Exhibit Number	Description	Location

10.8	Republic First Bancorp Inc. 2021 Equity Incentive Plan	Incorporated by reference to Proxy Statement filed April 27, 2021

21.1	Subsidiaries of the Company	Filed Herewith

23.1	Consent of BDO	Filed Herewith

23.2	Consent of Crowe	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc.	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed Herewith

32.1	Section 1350 Certification of Harry D. Madonna	Furnished Herewith

32.2	Section 1350 Certification of Frank A. Cavallaro	Furnished Herewith

Exhibit Number	Description	Location

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL; (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020, and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019, (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020, and 2019, and (vi) Notes to Consolidated Financial Statements.

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

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: October 25, 2022	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chief Executive Officer
(principal executive officer)

Date: October 25, 2022	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 25, 2022	By:	/s/ Harry D. Madonna
Harry D. Madonna, Chairman of the Board

Date: October 25, 2022	By:	/s/ Peter Bartholow
Peter Bartholow, Director

Date: October 25, 2022	By:	/s/ Andrew B. Cohen
Andrew B. Cohen, Director

Date: October 25, 2022	By:	/s/ Benjamin C. Duster, IV
Benjamin C. Duster, IV, Director

By:
Lisa R. Jacobs, Director

Date: October 25, 2022	By:	/s/ Harris Wildstein, Esq.
Harris Wildstein, Esq., Director