Form 10-Q
period 2022-03-31
REPUBLIC FIRST BANCORP INC
filed 2022-11-18
CIK 834285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022.

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

Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	63,788,564
Title of Class	Number of Shares Outstanding as of November 16, 2022

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2022 and December 31, 2021

(Dollars in thousands, except per share data)

	March 31, 2022 unaudited	December 31, 2021
ASSETS
Cash and due from banks	$15,231	$14,072
Interest bearing deposits with banks	86,226	104,812
Cash and cash equivalents	101,457	118,884

Investment securities available for sale, at fair value	1,116,109	1,075,366
Investment securities held to maturity, at amortized cost (fair value of $1,531,411 and $1,647,360, respectively)	1,649,856	1,660,292
Equity securities	7,888	9,173
Restricted stock, at cost	3,135	3,510
Mortgage loans held for sale, at fair value	4,653	8,538
Other loans held for sale	4,488	5,224
Loans receivable (net of allowance for credit losses of $22,514 and $18,964, respectively)	2,534,653	2,488,401
Premises and equipment, net	129,607	127,440
Other real estate owned, net	360	360
Accrued interest receivable	16,014	15,073
Operating lease right-of-use asset	76,454	75,627
Other assets	56,008	38,768
Total Assets	$5,700,682	$5,626,656
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$1,404,454	$1,404,360
Demand – interest bearing	2,352,205	2,283,779
Money market and savings	1,363,484	1,305,096
Time deposits	190,093	197,945
Total Deposits	5,310,236	5,191,180
Accrued interest payable	563	550
Other liabilities	18,767	17,636
Operating lease liability	82,824	81,770
Subordinated debt	11,279	11,278
Total Liabilities	5,423,669	5,302,414
Commitments and contingencies (see note 3)	-	-
Shareholders’ Equity
Preferred stock, par value $0.01 per share; liquidation preference $25.00 per share; 10,000,000 shares authorized; shares issued 1,471,000 as of March 31, 2022 and December 31, 2021; shares outstanding 1,471,000 as of March 31, 2022 and 2,000,000 as of December 31, 2021	15	20
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 64,268,411 as of March 31, 2022 and 59,471,998 as of December 31, 2021; shares outstanding 63,739,566 as of March 31, 2022 and 58,943,153 as of December 31, 2021	643	595
Additional paid in capital	325,479	324,618
Retained earnings	16,620	13,591
Treasury stock at cost (503,408 shares as of March 31, 2022 and December 31, 2021)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of March 31, 2022 and December 31, 2021)	(183)	(183)
Accumulated other comprehensive loss	(61,836)	(10,674)
Total Shareholders’ Equity	277,013	324,242
Total Liabilities and Shareholders’ Equity	$5,700,682	$5,626,656

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

For the Three Months Ended March 31, 2022 and 2021

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Interest income
Interest and fees on taxable loans	$25,657	$29,467
Interest and fees on tax-exempt loans	411	436
Interest and dividends on taxable investment securities	13,197	6,393
Interest and dividends on tax-exempt investment securities	143	75
Interest on federal funds sold and other interest-earning assets	40	49
Total interest income	39,448	36,420
Interest expense
Demand-interest bearing	2,210	3,258
Money market and savings	795	1,118
Time deposits	246	539
Other borrowings	57	73
Total interest expense	3,308	4,988
Net interest income	36,140	31,432
Provision for credit losses	620	3,000
Net interest income after provision for credit losses	35,520	28,432
Non-interest income
Loan and servicing fees	495	633
Mortgage banking income	1,115	4,564
Gain on sales of SBA loans	527	761
Service fees on deposit accounts	3,467	3,960
Other non-interest income	(1,257)	357
Total non-interest income	4,347	10,275
Non-interest expenses
Salaries and employee benefits	14,532	14,721
Occupancy	3,932	3,777
Depreciation and amortization	2,113	2,294
Legal	467	217
Other real estate owned	203	98
Appraisal and other loan expenses	333	714
Advertising	211	171
Data processing	2,899	1,757
Insurance	312	335
Professional fees	965	808
Debit card processing	826	986
Regulatory assessments and costs	1,112	726
Taxes, other	524	322
Other operating expenses	3,229	2,421
Total non-interest expense	31,658	29,347
Income before provision for income taxes	8,209	9,360
Provision for income taxes	2,090	2,292
Net income	$6,119	$7,068
Preferred stock dividends	866	875
Net income available to common shareholders	$5,253	$6,193
Net income per share
Basic earnings per common share	$0.09	$0.11
Diluted earnings per common share	$0.08	$0.09

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

For the Three Months Ended March 31, 2022 and 2021

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021

Net income	$6,119	$7,068

Other comprehensive (loss) income, net of tax
Unrealized (losses) on securities (pre-tax ($68,809), and ($9,508) respectively)	(51,352)	(7,098)
Amortization of net unrealized holding losses during the period(pre-tax $255, and $838 respectively)	190	628

Total other comprehensive loss	(51,162)	(6,470)

Total comprehensive (loss) income	$(45,043)	$598

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$6,119	$7,068
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	620	3,000
Depreciation and amortization	2,113	2,294
Stock based compensation	289	497
Fair value adjustment on equity securities	1,285	(40)
Amortization of premiums on investment securities	1,505	1,828
Accretion of discounts on retained SBA loans	(290)	(229)
Fair value adjustments on SBA servicing assets	242	187
Proceeds from sales of SBA loans originated for sale	5,394	7,443
SBA loans originated for sale	(4,131)	(4,251)
Gains on sales of SBA loans originated for sale	(527)	(761)
Proceeds from sales of mortgage loans originated for sale	39,304	167,758
Mortgage loans originated for sale	(34,583)	(141,393)
Fair value adjustment for mortgage loans originated for sale	236	1,766
Gains on mortgage loans originated for sale	(1,055)	(4,521)
Amortization of debt issuance costs	2	2
Non-cash expense related to leases	226	108
Repayment of operating lease liabilities	(1,299)	(1,381)
Increase in accrued interest receivable and other assets	(1,188)	(2,434)
Net increase (decrease) in accrued interest payable and other liabilities	2,320	(4,946)
Net cash provided by operating activities	16,582	31,995

Cash flows from investing activities
Purchase of investment securities available for sale	(147,829)	(134,750)
Purchase of investment securities held to maturity	(51,145)	(202,977)
Proceeds from the paydown, maturity, or call of securities available for sale	37,681	26,382
Proceeds from the paydown, maturity or call of securities held to maturity	60,930	69,306
Net increase in loans	(48,546)	(60,133)
Redemption of restricted stock	375	-
Premises and equipment expenditures	(4,280)	(1,991)
Net cash used in investing activities	(152,814)	(304,163)

Cash flows from financing activities
Net proceeds from exercise of stock options	615	44
Net increase in demand, money market and savings deposits	126,908	349,818
Decrease in time deposits	(7,852)	(470)
Decrease in other borrowings	-	(22,752)
Preferred stock dividends paid	(866)	(875)
Net cash provided by financing activities	118,805	325,765

Net (decrease) increase in cash and cash equivalents	(17,427)	53,597
Cash and cash equivalents, beginning of year	118,884	775,300
Cash and cash equivalents, end of period	$101,457	$828,897

Supplemental disclosures
Interest paid	$3,321	$4,881
Income taxes paid	$66	$4,770
Non-cash transfers from loans held for sale to loans receivable	$260	$-
Lease liabilities arising from obtaining right-of-use assets	$2,126	$-

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(Dollars in thousands)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings / Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance January 1, 2022	$20	$595	$324,618	$13,591	$(3,725)	$(183)	$(10,674)	$324,242
Adjustment for adoption of ASC 2016-13, net of tax				(2,224)				(2,224)
Net income				6,119				6,119
Preferred stock dividends paid (1)				(866)				(866)
Other comprehensive loss, net of tax							(51,162)	(51,162)
Stock based compensation			289					289
Conversion of preferred stock to common stock (529,000 shares and 4,408,324 shares)	(5)	44	(39)					-
Units vested (181,706 shares)		2	(2)					-
Options exercised (224,383 shares)		2	613					615

Balance March 31, 2022	$15	$643	$325,479	$16,620	$(3,725)	$(183)	$(61,836)	$277,013

Balance January 1, 2021	$20	$594	$322,321	$(8,085)	$(3,725)	$(183)	$(2,829)	$308,113
Net income				7,068				7,068
Preferred stock dividends paid (1)				(875)				(875)
Other comprehensive income, net of tax							(6,470)	(6,470)
Stock based compensation			497					497
Options exercised (13,500 shares)			43					43

Balance March 31, 2021	$20	$594	$322,861	$(1,892)	$(3,725)	$(183)	$(9,299)	$308,376

(1)	Dividends per share of $0.44 were declared and paid on preferred stock for the three months ended March 31, 2022
(2)	Dividends per share of $0.44 were declared and paid on preferred stock for the three months ended March 31, 2021

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation

Republic First Bancorp, Inc. (the “Company”) is a one-bank holding company incorporated under the laws of the Commonwealth of Pennsylvania.  The wholly owned subsidiary, Republic First Bank,  does business under the name of Republic Bank (“Republic”). Republic is a Pennsylvania state-chartered bank that offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia, Southern New Jersey, and New York City markets through its offices and branch locations in Philadelphia, Montgomery, Delaware and Bucks in Pennsylvania, Camden, Burlington, Atlantic and Gloucester, New Jersey and New York County. In 2016, Republic acquired all of the issued and outstanding limited liability company interests of Oak Mortgage Company, LLC (“Oak Mortgage”) and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. In 2018, Oak Mortgage was merged with and into Republic and restructured as a division of Republic. The Oak Mortgage name is still utilized for marketing and branding purposes. The Company also has two unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of two separate issuances of trust preferred securities.

The Company and Republic encounter vigorous competition for market share in the geographic areas they serve from bank holding companies, national, regional, and other community banks, thrift institutions, credit unions and other non-bank financial organizations, such as mutual fund companies, insurance companies and brokerage companies.

The Company and Republic are subject to federal and state regulations governing virtually all aspects of their activities, including but not limited to, lines of business, liquidity, investments, the payment of dividends and others. Such regulations and the cost of adherence to such regulations can have a significant impact on earnings and financial condition.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Republic. The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”).  The FASB sets accounting principles generally accepted in the United States of America (“U.S. GAAP”) that are followed to ensure consistent reporting of financial condition, results of operations, and cash flows. All material inter-company transactions have been eliminated. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period.

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

The coronavirus (“COVID-19”) outbreak and the public health response to contain it resulted in unprecedented economic and financial market conditions. In response to these conditions, the Board of Governors of the Federal Reserve System (“Federal Reserve”) reduced the federal funds target range by 150 basis points to 0.00% to 0.25% as of March 2020.  During the first quarter of 2022, the federal funds target range increased by 25 basis points to a range of 0.25% - 0.50% to curb inflation, with continued increases planned.

The President signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) as of March 2020 to lessen the impact of COVID-19 on consumers and businesses. Among other measures, the CARES Act authorized funding for the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) to provide loans to small businesses to keep employees on their payroll and to make other eligible payments to sustain their operation in the near term. In December 2020, the Economic Aid Act was signed into law, which extended certain provisions of the CARES Act and provided additional support and financial assistance for small businesses, non-profit organizations, and other entities.

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

Significant estimates are made by management in determining the allowance for credit losses and the realization of deferred income tax assets. Consideration is given to a variety of factors in establishing these estimates.

Mortgage Banking Activities and Mortgage Loans Held for Sale

Mortgage loans held for sale are originated and held until sold to permanent investors. Management elected to adopt the fair value option in accordance with FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, and record loans held for sale at fair value.

Mortgage loans held for sale originated on or subsequent to the election of the fair value option, are recorded on the balance sheet at fair value. The fair value is determined on a recurring basis by utilizing quoted prices from dealers in such securities. Changes in fair value are reflected in mortgage banking income in the statements of income. Direct loan origination costs are recognized when incurred and are included in non-interest expense in the statements of income

.

Interest Rate Lock Commitments (“IRLCs”)

Mortgage loan commitments known as interest rate locks that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance in FASB ASC 815, Derivatives and Hedging. Loan commitments that are classified as derivatives are recognized at fair value on the balance sheet as other assets and other liabilities with changes in their fair values recorded as mortgage banking income and included in non-interest income in the statements of income. Outstanding interest rate lock commitments (“IRLCs”) are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation, or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. Republic is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Republic uses best efforts commitments to substantially eliminate these risks. The valuation of the IRLCs issued by Republic includes the value of the servicing released premium. Republic sells loans where the servicing is released, and the servicing released premium is included in the market price. See Note 10: Derivatives and Risk Management Activities for further detail of IRLCs.

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

Significant estimates are made by management in determining the allowance for credit losses for in-scope financial instruments including investments of debt securities, loans, unfunded commitments, and the realization of deferred income tax assets. Consideration is given to a variety of factors in establishing these estimates.

In estimating the allowance for credit losses, management considers current economic conditions, past loss experience, composition of the loan portfolio, delinquency statistics, results of internal loan reviews and regulatory examinations, borrowers perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant and qualitative risk factors. Subsequent to foreclosure, an estimate for the carrying value of other real estate owned is normally determined through valuations that are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less the cost to sell. Because the allowance for credit losses and carrying value of other real estate owned are dependent, to a great extent, on the general economy and other conditions that may be beyond the Company’s and Republic’s control, the estimates of the allowance for credit losses and the carrying values of other real estate owned could differ materially in the near term.

The Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments for their current expected credit losses (“CECL”) effective January 1, 2022. Our implementation process included, among other things, assessment and documentation of governance and reporting processes and related internal controls; model development, documentation and validation; and the incorporation of qualitative adjustments for model limitations. ASU 2016-13 lists several credit loss methods that are acceptable such as a discounted cash flow method, loss-rate method and probability of default/loss given default (“PD/LGD”). We contracted with a third-party vendor to assist us in the application of ASU 2016-13 and utilize various methodologies such as Vintage, Cohort, and Weighted Average Remaining Maturity to estimate the allowance for credit losses.

In evaluating the Company’s ability to recover deferred tax assets, management considers all available positive and negative evidence, including the past operating results and forecasts of future taxable income. In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require management to make judgments about the future taxable income and are consistent with the plans and estimates used to manage the business. A material reduction in estimated future taxable income may require management to record a valuation allowance against the deferred tax assets. The establishment of or an increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on future earnings.

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“the 2005 Plan”), under which the Company granted options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of March 31, 2021, the only grants outstanding under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company’s stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015.

On April 29, 2014, the Company’s shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. Compensation cost for all awards is calculated and recognized over the vesting period of the awards. If the service conditions are not met, the Company reverses previously recorded compensation expense upon forfeiture. The Company’s accounting policy election is to recognize forfeitures as they occur. As of March 31, 2022, the maximum number of common shares issuable under the 2014 Plan was 6.5 million shares. During the three months ended March 31, 2022, 709,083 stock units were granted under the 2014 Plan with a fair value of $3.7 million.

On April 27, 2021, the Company’s shareholders approved the 2021 Equity Incentive Plan of Republic First Bancorp, Inc. (the “2021 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2021 Plan, the maximum number of shares which may be issued or awarded is 7.5 million shares of common stock. As of March 31, 2022, no shares have been granted under the 2021 Plan.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.

During the three months ended March 31, 2022 and 2021, 833,209 options and 632,635 options vested, respectively. Expense is recognized ratably over the period required to vest. As of March 31, 2022, the intrinsic value of the 5,021,706 options outstanding was $4.3 million, while the intrinsic value of the 4,286,250 exercisable (vested) options was $3.2 million. As of March 31, 2021, the intrinsic value of the 5,672,875 options outstanding was $1.6 million, while the intrinsic value of the 3,851,635 exercisable (vested) options was $793,000. During the three months ended March 31, 2022, 224,383 options were exercised with cash received of $615,000 and 86,686 options were forfeited with a weighted average grant date fair value of $179,000. During the three months ended March 31, 2021, 13,500 options were exercised with cash received of $43,503 and 208,230 options were forfeited with a weighted average grant date fair value of $433,000.

Information regarding stock option compensation for the three months ended March 31, 2022 and 2021 is set forth below:

	2022	2021
Stock based compensation expense recognized	$133,000	$436,000
Number of unvested stock options	735,456	1,826,040
Fair value of unvested stock options	$1,030,886	$3,000,864
Amount remaining to be recognized as expense	$639,853	$2,703,509

The remaining unrecognized expense amount of $639,853 will be recognized ratably as expense through December 2024.

The Company granted stock units under the 2014 Plan during the three-month period ended March 31, 2022 and 2021. The compensation expense for the stock units is recognized based on the market price of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures.

The following table details the Stock Units for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Beginning balance	516,513	$3.36	-	$-
Granted	709,083	5.25	520,350	3.34
Vested	(181,706)	3.45	-	3.34
Forfeited	(22,749)	3.34	(4,800)	3.34
Ending balance	1,021,141	$4.66	515,550	$3.34

Information regarding stock unit compensation for the three months ended March 31, 2022 and 2021 is set forth below:

	2022	2021
Stock based compensation expense recognized	$156,000	$61,000
Number of unvested stock units	1,021,141	515,550
Fair value of unvested stock units	$5,250,010	$1,721,937
Amount remaining to be recognized as expense	$4,610,157	$1,660,937

The remaining unrecognized expense amount of $4,610,157 will be recognized ratably as expense through March 2026.

Earnings per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options/units granted through the Company’s stock option plans for the three months ended March 31, 2022 and March 31, 2021.

The calculation of EPS for the three months ended March 31, 2022 and 2021 is as follows (in thousands, except per share amounts):

(dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2022	2021

Net income (loss) attributable to basic common shareholders	$5,253	$6,193

Weighted average shares outstanding	59,229	58,860

Net income (loss) per share – basic	$0.09	$0.11

Preferred stock dividends	$866	$875

Net income (loss) attributable to diluted common shareholders	$6,119	$7,068

Weighted average shares outstanding (including dilutive CSEs)	75,180	75,817

Net income (loss) per share – diluted	$0.08	$0.09

The following is a summary of securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented. Anti-dilutive options are those options with weighted average exercise prices in excess of the weighted average market value for the periods presented.

	Three Months Ended March 31,
(in thousands)	2022	2021

Anti-dilutive securities

Share based compensation awards	5,188	5,902

Convertible preferred stock	-	-

Total anti-dilutive securities	5,188	5,902

Recent Accounting Pronouncements

ASU 2016-13

On January 1, 2022, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) (“ASC 326”), as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

Section 4014 of the CARES Act provided financial institutions with optional temporary relief from having to comply with ASU 2016-13, including the CECL methodology for estimating the allowance for credit losses. This temporary relief was set to expire on the earlier of the date on which the national emergency concerning COVID-19 terminated or December 31, 2020, with adoption being effective retrospectively as of January 1, 2020.

Section 540 of the Consolidated Appropriations Act, 2021, amended Section 4014 of the CARES Act by extending the relief period provided in the CARES Act. The Consolidated Appropriations Act, 2021, modified the CARES Act so that temporary relief will expire on the earlier of the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates or January 1, 2022.

The Company elected to delay the implementation of ASU 2016-13 following the approval of the CARES Act and continued to use the incurred loss methodology for estimating the allowance for credit losses in 2020 and 2021. ASU 2016-13 requires financial institutions to calculate an allowance utilizing a reasonable and supportable forecast period which the Company has established as a one year period. In the unprecedented circumstances surrounding the COVID-19 pandemic and the response thereto, the Company believed that adopting ASU 2016-13 in the first quarter of 2020 would have added an unnecessary level of subjectivity and volatility to the calculation of the allowance for credit losses. With the approval of the Consolidated Appropriations Act, 2021, management elected to further delay adoption of ASU 2016-13 to January 1, 2022. This allowed the Company to utilize the CECL standard for the entire year of adoption.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet (OBS) credit exposures. Results for reporting periods beginning after January 1, 2022 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $2.2 million as of January 1, 2022 for the cumulative effect of adopting ASC 326.

The following table illustrates the impact of ASC 326.

	January 1, 2022
	As Reported		Impact of
	Under	Pre-ASC 326	ASC 326
(In thousands)	ASC 326	Adoption	Adoption
Assets:
Loans	$2,514,123	$2,514,123	$-

ACL on Loans:
Commercial real estate	$5,892	$5,802	$90
Construction and land development	1,841	1,544	297
Commercial and industrial	2,316	2,856	(540)
Owner occupied real estate	5,207	3,158	2,049
Consumer and other	663	629	34
Residential mortgage	6,025	4,922	1,103
Paycheck protection program	-	-	-
Unallocated	-	53	(53)
Total ACL on Loans	$21,944	$18,964	$2,980

Liabilities:
ACL on off-balance sheet commitments	$-	$-	$-

Tax effect	$-	$-	$756

Shareholders' equity:	$-	$-	$2,224

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

On September 19, 2022, a complaint was filed in the Court of Common Pleas in Philadelphia, Pennsylvania against the Company and its current Interim Chief Executive Officer and director and two other current directors.  The plaintiffs, the former Chairman of the Board and Chief Executive Officer of the Company and a former director of the Company, allege defamation, defamation per se and false light against the three individual defendants. The former Chairman of the Board and Chief Executive Officer also alleges a breach of his employment agreement by the Company. The complaint seeks certain reimbursement payments and compensatory and (as against the individual defendants) punitive damages. The matter is in its early stages and, accordingly, the Company is still assessing the potential outcomes and materiality of the matter.  The Company plans to defend itself vigorously in this matter.

Note 4: Segment Reporting

The Company has one reportable segment: community banking.  The community banking segment primarily encompasses the commercial loan and deposit activities of Republic, as well as residential mortgage and consumer loan products in the area surrounding its branches. Mortgage loans in Delaware and Florida are primarily made to local customers that have second homes (vacation) in Delaware and Florida. Republic does not have loan production offices in those states.

Note 5: Investment Securities

A summary of the amortized cost and market value of securities available for sale, securities held to maturity, and equity securities as of March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized/ Unrecognized Losses	Fair Value
Available for sale
U.S. Government agencies	$23,019	$-	$(1,483)	$21,536
Collateralized mortgage obligations	380,816	179	(26,654)	354,341
Agency mortgage-backed securities	532,021	2	(36,901)	495,122
Municipal securities	23,254	5	(1,422)	21,837
Corporate bonds	237,411	1,922	(16,060)	223,273
Investment securities available for sale	$1,196,521	$2,108	$(82,520)	$1,116,109

Held to maturity
U.S. Government agencies	$61,072	$-	$(1,631)	$59,441
Collateralized mortgage obligations	402,478	1,402	(25,300)	378,580
Agency mortgage-backed securities	1,186,306	173	(93,089)	1,093,390
Investment securities held to maturity	$1,649,856	$1,575	$(120,020)	$1,531,411

Equity securities (1)				$7,888
(1)	Equity securities consist of investments in non-cumulative preferred stock.

	December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized/ Unrecognized Losses	Fair Value
Available for sale
U.S. Government agencies	$25,671	$-	$(743)	$24,928
Collateralized mortgage obligations	375,570	989	(5,010)	371,549
Agency mortgage-backed securities	446,740	254	(5,511)	441,483
Municipal securities	6,596	344	-	6,940
Corporate bonds	232,395	1,480	(3,409)	230,466
Investment securities available for sale	$1,086,972	$3,067	$(14,673)	$1,075,366

Held to maturity
U.S. Government agencies	$66,438	$1,549	$-	$67,987
Collateralized mortgage obligations	400,424	4,607	(8,803)	396,228
Agency mortgage-backed securities	1,193,430	2,295	(12,580)	1,183,145
Investment securities held to maturity	$1,660,292	$8,451	$(21,383)	$1,647,360

Equity securities (1)				$9,173
(1)	Equity securities consist of investments in non-cumulative preferred stock.

The following table presents investment securities by stated maturity as of March 31, 2022. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay with or without prepayment penalties and, therefore, these securities are classified separately with no specific maturity date.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$39,040	$36,840	$-	$-
After 1 year to 5 years	99,830	97,297	61,072	59,441
After 5 years to 10 years	38,619	37,595	-	-
After 10 years	106,195	94,914	-	-
Collateralized mortgage obligations	380,816	354,341	402,478	378,580
Agency mortgage-backed securities	532,021	495,122	1,186,306	1,093,390
Total investment securities	$1,196,521	$1,116,109	$1,649,856	$1,531,411

The Company’s investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities. Equity securities consist of investments in non-cumulative preferred stock. There were no private label mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) held in the investment securities portfolio as of March 31, 2022 or December 31, 2021. There were also no MBS or CMO securities that were rated “Alt-A” or “sub-prime” as of those dates.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the available for sale portfolio are included in shareholders’ equity as a component of accumulated other comprehensive income or loss, net of tax. Securities classified as held to maturity are carried at amortized cost. An unrealized loss exists when the current fair value of an individual security is less than the amortized cost basis. The adoption of CECL on 1/1/22 resulted in no impact to the HTM securities portfolio, as the Company’s entire portfolio consists of securities ultimately guaranteed by various agencies or government-sponsored enterprises and carries zero risk of nonpayment.

The Company evaluates investment securities that are in an unrealized/unrecognized loss position on a quarterly basis and more frequently when warranted in order to determine if the decline in fair value is other than temporary.  Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, the current interest rate environment and the rating of each security. An OTTI loss must be recognized for a debt security in an unrealized/unrecognized loss position if the Company intends to sell the security or it is more likely than not that it will be required to sell the security prior to recovery of the amortized cost basis.  The amount of OTTI loss recognized is equal to the difference between the fair value and the amortized cost basis of the security that is attributed to credit deterioration.  Accounting standards require the evaluation of the expected cash flows to be received to determine if a credit loss has occurred.  In the event of a credit loss, that amount must be recognized against income in the current period. The portion of the unrealized loss related to other factors, such as liquidity conditions in the market or the current interest rate environment, is recorded in accumulated other comprehensive income (loss) for investment securities classified available for sale. There were no impairment charges (credit losses) recorded during the three months ended March 31, 2022 or the year ended December 31, 2021.

The following tables show the fair value and gross unrealized/unrecognized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized/unrecognized loss position as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$-	$-	$21,536	$1,483	$21,536	$1,483
Collateralized mortgage obligations	269,544	19,278	65,184	7,376	334,728	26,654
Agency mortgage-backed securities	355,359	26,272	113,299	10,629	468,658	36,901
Municipal securities	14,139	1,422	-	-	14,139	1,422
Corporate bonds	141,967	10,828	66,205	5,232	208,172	16,060
Investment Securities Available for Sale	$781,009	$57,800	$266,224	$24,720	$1,047,233	$82,520

	March 31, 2022
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses

U.S. Government agencies	$59,441	$1,631	$-	$-	$59,441	$1,631
Collateralized mortgage obligations	134,697	10,137	180,892	15,163	315,589	25,300
Agency mortgage-backed securities	887,058	73,969	147,840	19,120	1,034,898	93,089
Investment Securities Held to Maturity	$1,081,196	$85,737	$328,732	$34,283	$1,409,928	$120,020

	December 31, 2021
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$-	$-	$24,928	$743	$24,928	$743
Collateralized mortgage obligations	188,416	2,982	57,708	2,028	246,124	5,010
Agency mortgage-backed securities	365,859	4,896	39,928	615	405,787	5,511
Municipal securities	-	-	-	-	-	-
Corporate bonds	154,436	2,281	33,351	1,128	187,787	3,409
Investment Securities Available for Sale	$708,711	$10,159	$155,915	$4,514	$864,626	$14,673

	December 31, 2021
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses

U.S. Government agencies	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations	183,376	6,719	81,994	2,084	265,370	8,803
Agency mortgage-backed securities	899,231	10,815	61,756	1,765	960,987	12,580
Investment Securities Held to Maturity	$1,082,607	$17,534	$143,750	$3,849	$1,226,357	$21,383

Unrealized/unrecognized losses on securities in the investment portfolio amounted to $202.5 million with a total fair value of $2.5 billion as of March 31, 2022 compared to unrealized/unrecognized losses of $36.1 million with a total fair value of $2.1 billion as of December 31, 2021. The Company believes the unrealized/unrecognized losses presented in the tables above are primarily related to market interest rates or limited trading activity in a particular type of security rather than the underlying credit quality of the issuers. The Company does not currently intend to sell or believe it will be required to sell securities in an unrealized/unrecognized loss position prior to maturity or recovery of the amortized cost bases.

The Company held seventeen U.S. Government agency securities, 78 collateralized mortgage obligations and 98 agency mortgage-backed securities that were in an unrealized/unrecognized loss position as of March 31, 2022. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of losses related to credit factors on any of these securities and believes the unrealized/unrecognized losses are due to fluctuations in fair values resulting from changes in market interest rates as of March 31, 2022.

All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. As of March 31, 2022, the investment portfolio included six municipal securities that were in an unrealized loss position.

As of March 31, 2022, the investment portfolio included seventeen corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration. Seven of the seventeen corporate bonds are issued by four of the largest U.S. financial institutions. Each financial institution is well capitalized.

There were no proceeds from the sale of securities during the three months ended March 31, 2022 or the three months ended March 31, 2021.

Note 6: Loans Receivable and Allowance for Credit Losses

The following table sets forth the Company’s gross loans by major category as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022	December 31, 2021

Commercial real estate	$771,549	$780,311
Construction and land development	234,217	216,008
Commercial and industrial	289,547	252,376
Owner occupied real estate	534,710	526,570
Consumer and other	78,374	83,487
Residential mortgage	590,337	536,332
Paycheck protection program	63,334	119,039
Total loans receivable	2,562,068	2,514,123
Deferred costs (fees)	(4,901)	(6,758)
Allowance for credit losses	(22,514)	(18,964)
Net loans receivable	$2,534,653	$2,488,401

The Company disaggregates its loan portfolio into groups of loans with similar risk characteristics for purposes of estimating the allowance for credit losses. The Company’s loan groups include commercial real estate, construction and land development, commercial and industrial, owner-occupied real estate, consumer and residential mortgages. Paycheck Protection Program (“PPP”) loans are fully guaranteed by the U.S. Government and as such have no allowance associated with them. The loan groups are also considered classes for purposes of monitoring and assessing credit quality based on certain risk characteristics.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
March 31, 2022
Commercial real estate	$479	$-	$4,493	$4,972	$766,577	$771,549	$-
Construction and land development	-	762	-	762	233,455	234,217	-
Commercial and industrial	248	-	2,468	2,716	286,831	289,547	-
Owner occupied real estate	1,606	-	3,710	5,316	529,394	534,710	-
Consumer and other	1,227	2	1,052	2,281	76,093	78,374	2
Residential mortgage	3,917	2,048	701	6,666	583,671	590,337	-
Paycheck protection program	111	13	-	124	63,210	63,334	-
Total	$7,588	$2,825	$12,424	$22,837	$2,539,231	$2,562,068	$2

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
December 31, 2021
Commercial real estate	$-	$-	$4,493	$4,493	$775,818	$780,311	$-
Construction and land development	-	-	-	-	216,008	216,008	-
Commercial and industrial	-	-	2,558	2,558	249,818	252,376	-
Owner occupied real estate	-	4,139	3,714	7,853	518,717	526,570	-
Consumer and other	92	20	1,080	1,192	82,295	83,487	5
Residential mortgage	3,165	-	701	3,866	532,466	536,332	-
Paycheck protection program	1,594	547	318	2,459	116,580	119,039	318
Total	$4,851	$4,706	$12,864	$22,421	$2,491,702	$2,514,123	$323

Credit Quality Indicators:

The Company places all commercial loans into various credit risk rating categories based on an assessment of the expected ability of the borrowers to properly service their debt. The assessment considers numerous factors including, but not limited to, current financial information on the borrower, historical payment experience, strength of any guarantor, nature of and value of any collateral, acceptability of the loan structure and documentation, relevant public information, and current economic trends. This credit risk rating analysis is performed when the loan is initially underwritten and then annually based on set criteria in the loan policy. The Company uses the following regulatory definitions for criticized and classified risk ratings:

Special Mention: These loans have a potential weakness that deserves Management’s close attention. If left uncorrected, the potential weaknesses may result in deterioration of the repayment prospects for the loans or of the institution’s credit position at some future date.

Substandard: These loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful: These loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, based on currently existing facts, conditions, and values.

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2022:

(dollar in thousands)						2017 and
March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total

Commercial Real Estate
Pass	$31,018	$196,776	$114,902	$113,200	$80,853	$217,072	$13,235	$767,056
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	4,493	-	4,493
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$31,018	$196,776	$114,902	$113,200	$80,853	$221,565	$13,235	$771,549

Construction & Land Development
Pass	$5,614	$90,869	$88,507	$30,107	$5,759	$10,612	$2,749	$234,217
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction	$5,614	$90,869	$88,507	$30,107	$5,759	$10,612	$2,749	$234,217

Commercial & Industrial
Pass	$60,485	$42,017	$18,914	$13,478	$14,689	$23,893	$113,603	$287,079
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	2,161	307	-	2,468
Doubtful	-	-	-	-	-	-	-	-
Total Commercial & Industrial	$60,485	$42,017	$18,914	$13,478	$16,850	$24,200	$113,603	$289,547

Owner Occupied Real Estate
Pass	$18,542	$96,030	$86,695	$53,524	$80,910	$178,196	$11,001	$524,898
Special Mention	-	-	-	-	-	234	-	234
Substandard	-	-	-	4,135	-	5,443	-	9,578
Doubtful	-	-	-	-	-	-	-	-
Total Owner Occupied	$18,542	$96,030	$86,695	$57,659	$80,910	$183,873	$11,001	$534,710

Consumer & Other
Pass	$505	$2,018	$1,773	$2,138	$1,463	$4,296	$65,129	$77,322
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	117	24	911	1,052
Doubtful	-	-	-	-	-	-	-	-
Total Consumer & Other	$505	$2,018	$1,773	$2,138	$1,580	$4,320	$66,040	$78,374

Residential Mortgage
Pass	$63,644	$212,617	$172,253	$91,259	$17,278	$32,585	$-	$589,636
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	701	-	701
Doubtful	-	-	-	-	-	-	-	-
Total Residential Mortgage	$63,644	$212,617	$172,253	$91,259	$17,278	$33,286	$-	$590,337

Paycheck Protection Program
Pass	$-	$58,718	$4,616	$-	$-	$-	$-	$63,334
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Paycheck Protection	$-	$58,718	$4,616	$-	$-	$-	$-	$63,334

Total
Pass	$179,808	$699,045	$487,660	$303,706	$200,952	$466,654	$205,717	$2,543,542
Special Mention	-	-	-	-	-	234	-	234
Substandard	-	-	-	4,135	2,278	10,968	911	18,292
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$179,808	$699,045	$487,660	$307,841	$203,230	$477,856	$206,628	$2,562,068

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2021:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2021:
Commercial real estate	$775,818	$-	$4,493	$-	$780,311
Construction and land development	216,008	-	-	-	216,008
Commercial and industrial	249,818	-	2,558	-	252,376
Owner occupied real estate	516,741	236	9,593	-	526,570
Consumer and other	82,412	-	1,075	-	83,487
Residential mortgage	535,631	-	701	-	536,332
Paycheck protection program	119,039	-	-	-	119,039
Total	$2,495,467	$236	$18,420	$-	$2,514,123

The following table shows non-accrual loans by class as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022	December 31, 2021

Commercial real estate	$4,493	$4,493
Construction and land development	-	-
Commercial and industrial	2,468	2,558
Owner occupied real estate	3,710	3,714
Consumer and other	1,050	1,075
Residential mortgage	701	701
Paycheck protection program	-	-
Total	$12,422	$12,541

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $185,000 and $189,000 for the three months ended March 31, 2022 and 2021, respectively.

The following tables provide a summary of the allowance for credit losses and balance of loans receivable by loan class and by impairment method as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

March 31, 2022

Allowance for credit losses:
Individually evaluated for impairment	$915	$-	$2,268	$323	$103	$-	$-	$-	$3,609
Collectively evaluated for impairment	4,455	1,268	1,177	4,461	815	6,729	-	-	18,905
Total allowance for credit losses	$5,370	$1,268	$3,445	$4,784	$918	$6,729	$-	$-	$22,514

Loans receivable:
Loans evaluated individually	$4,493	$-	$2,467	$9,578	$1,053	$701	$-	$-	$18,292
Loans evaluated collectively	767,056	234,217	287,080	525,132	77,321	589,636	63,334	-	2,543,776
Total loans receivable	$771,549	$234,217	$289,547	$534,710	$78,374	$590,337	$63,334	$-	$2,562,068

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

December 31, 2021

Allowance for loan losses:
Individually evaluated for impairment	$992	$-	$1,169	$582	$-	$-	$-	$-	$2,743
Collectively evaluated for impairment	4,810	1,544	1,687	2,576	629	4,922	-	53	16,221
Total allowance for loan losses	$5,802	$1,544	$2,856	$3,158	$629	$4,922	$-	$53	$18,964

Loans receivable:
Loans evaluated individually	$4,493	$-	$2,558	$9,593	$1,075	$701	$-	$-	$18,420
Loans evaluated collectively	775,818	216,008	249,818	516,977	82,412	535,631	119,039	-	2,495,703
Total loans receivable	$780,311	$216,008	$252,376	$526,570	$83,487	$536,332	$119,039	$-	$2,514,123

Impaired loans – Impaired loans disclosures presented below as of December 31, 2021 and for the three months ended March 31, 2021, represent requirements prior to the adoption of CECL on January 1, 2022.

The following table summarizes information regarding impaired loans by loan portfolio class as of December 31, 2021:

	December 31, 2021
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$479	$691	$-
Construction and land development	-	-	-
Commercial and industrial	80	81	-
Owner occupied real estate	2,080	2,080	-
Consumer and other	1,075	1,422	-
Residential mortgage	701	768	-
Paycheck protection program	-	-	-
Total	$4,415	$5,042	$-

With an allowance recorded:
Commercial real estate	$4,014	$4,536	$992
Construction and land development	-	-	-
Commercial and industrial	2,478	2,616	1,169
Owner occupied real estate	7,513	7,532	582
Consumer and other	-	-	-
Residential mortgage	-	-	-
Paycheck protection program	-	-	-
Total	$14,005	$14,684	$2,743

Total:
Commercial real estate	$4,493	$5,227	$992
Construction and land development	-	-	-
Commercial and industrial	2,558	2,697	1,169
Owner occupied real estate	9,593	9,612	582
Consumer and other	1,075	1,422	-
Residential mortgage	701	768	-
Paycheck protection program	-	-	-
Total	$18,420	$19,726	$2,743

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2022:

(dollars in thousands)	Real Estate	Business Asset	Total
Commercial real estate	$4,493	$-	$4,493
Construction and land development	-	-	-
Commercial and industrial	306	2,162	2,468
Owner occupied real estate	9,578	-	9,578
Consumer and other	1,052	-	1,052
Residential mortgage	701	-	701
Paycheck protection program	-	-	-
Total	$16,130	$2,162	$18,292

The following table presents additional information regarding the Company’s impaired loans for the three months ended March 31, 2021:

	Three Months Ended
	March 31, 2021

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$6,005	$70
Construction and land development	-	-
Commercial and industrial	2,300	-
Owner occupied real estate	2,827	22
Consumer and other	1,195	9
Residential mortgage	833	6
Paycheck protection program	-	-
Total	$13,160	$107

With an allowance recorded
Commercial real estate	$4,015	$-
Construction and land development	-	-
Commercial and industrial	670	-
Owner occupied real estate	1,073	-
Consumer and other	-	-
Residential mortgage	-	-
Paycheck protection program	-	-
Total	$5,758	$-

Total
Commercial real estate	$10,020	$70
Construction and land development	-	-
Commercial and industrial	2,970	-
Owner occupied real estate	3,900	22
Consumer and other	1,195	9
Residential mortgage	833	6
Paycheck protection program	-	-
Total	$18,918	$107

The following table details activity in the allowance for credit losses on loans for the three months ended March 31, 2022. The Company adopted ASU 2016-13 on January 1, 2022 using the modified retrospective approach. Results for the periods beginning after January 1, 2022 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. The transition adjustment includes an increase in the allowance of $3.0 million. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended March 31, 2022
(Dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

Allowance for Credit Losses:

Beginning balance January 1, 2022:	$5,802	$1,544	$2,856	$3,158	$629	$4,922	$-	$53	$18,964
Day 1 effect of CECL	90	297	(540)	2,049	34	1,103	-	(53)	2,980
Charge-offs	-	-	-	-	(67)	-	-	-	(67)
Recoveries	-	-	10	7	-	-	-	-	17
Provisions	(522)	(573)	1,119	(430)	322	704	-	-	620
Ending balance March 31, 2022:	$5,370	$1,268	$3,445	$4,784	$918	$6,729	$-	$-	$22,514

The following table provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three months ended March 31, 2021:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

Allowance for loan losses:

Beginning balance January 1, 2021:	$4,394	$948	$1,367	$2,374	$723	$3,025	$-	$144	$12,975
Charge-offs	-	-	-	-	(34)	-	-	-	(34)
Recoveries	-	-	104	43	3	-	-	-	150
Provisions	1,246	133	265	12	53	931	-	360	3,000
Ending balance March 31, 2021	$5,640	$1,081	$1,736	$2,429	$745	$3,956	$-	$504	$16,091

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

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of (i) December 30, 2020 or (ii) 60 days after the President declares a termination of the COVID-19 national emergency were not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. In December 2020, the Economic Aid Act was signed into law, which extended the period to suspend the requirements under TDR accounting guidance to the earlier of (i) January 1, 2022 or (ii) 60 days after the President declared a termination of the national emergency related to the COVID-19 pandemic. As of March 31, 2022 and December 31, 2021, there were no loan customers deferring loan payments, and all customers that were granted deferrals to assist during the COVID pandemic have resumed contractual payments. All TDRs are considered impaired and are therefore individually evaluated for impairment in the calculation of the allowance for credit losses. Some TDRs may not ultimately result in the full collection of principal and interest as restructured and could lead to potential incremental losses. These potential incremental losses would be factored into the Company’s estimate of the allowance for credit losses. The level of any subsequent defaults will likely be affected by future economic conditions.

There were no loan modifications made during the three months ended March 31, 2022 or 2021 that met the criteria of a TDR.

After a loan is determined to be a TDR, the Company continues to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the three months ended March 31, 2022 or the year ended December 31, 2021. The last remaining TDR on the Company’s books was paid off in full during 2021.

There was one residential mortgage in the process of foreclosure as of March 31, 2022 and December 31, 2021. There was no other real estate owned relating to residential real estate as of March 31, 2022 and December 31, 2021.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of March 31, 2022 and December 31, 2021 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

March 31, 2022
Assets:

U.S. Government agencies	$21,536	$-	$21,536	$-
Collateralized mortgage obligations	354,341	-	354,341	-
Agency mortgage-backed securities	495,122	-	495,122	-
Municipal securities	21,837	-	21,837	-
Corporate bonds	223,273	-	220,609	2,664
Investment securities available for sale	$1,116,109		$1,113,445	$2,664
Equity securities	7,888	7,888	-	-

Mortgage Loans Held for Sale	$4,653	$-	$4,653	$-
SBA Servicing Assets	4,568	-	-	4,568
Interest Rate Lock Commitments	107	-	107	-
Best Efforts Forward Loan Sales Commitments	74	-	74	-
Mandatory Forward Loan Sales Commitments	54	-	54	-

Liabilities:

Interest Rate Lock Commitments	9	-	9	-
Best Efforts Forward Loan Sales Commitments	7	-	7	-
Mandatory Forward Loan Sales Commitments	-	-	-	-

December 31, 2021
Assets:

U.S. Government agencies	$24,928	$-	$24,928	$-
Collateralized mortgage obligations	371,549	-	371,549	-
Agency mortgage-backed securities	441,483	-	441,483	-
Municipal securities	6,940	-	6,940	-
Corporate bonds	230,466	-	227,841	2,625
Investment securities available for sale	$1,075,366		$1,072,741	$2,625
Equity securities	9,173	9,173	-	-

Mortgage Loans Held for Sale	$8,538	$-	$8,538	$-
SBA Servicing Assets	4,705	-	-	4,705
Interest Rate Lock Commitments	378	-	378	-
Best Efforts Forward Loan Sales Commitments	5	-	5	-
Mandatory Forward Loan Sales Commitments	5	-	5	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	96	-	96	-
Mandatory Forward Loan Sales Commitments	44	-	44	-

The following table presents an analysis of the activity in the SBA servicing assets for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021

Beginning balance, January 1st	$4,705	$4,626
Additions	111	178
Fair value adjustments	(248)	(187)
Ending balance, March 31st	$4,568	$4,617

Fair value adjustments are recorded as loan and servicing fees on the statement of income. Servicing fee income, not including fair value adjustments, totaled $539,000 and $482,000 for the three months ended March 31, 2022 and 2021, respectively. Total loans in the amount of $204.7 million as of March 31, 2022 and $218.9 million on December 31, 2021 were serviced for others.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021:

	2022	2021
Level 3 Investments Only	Corporate	Corporate
(dollars in thousands)	Bonds	Bonds
Balance, January 1st	$2,625	$2,631
Unrealized gains (losses)	39	(11)
Paydowns	-	-
Proceeds from sales	-	-
Realized gains	-	-
Impairment charges on Level 3	-	-
Balance, March 31st	$2,664	$2,620

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used as of March 31, 2022 and December 31, 2021 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
March 31, 2022
Individually evaluated loans	$5,186	$-	$-	$5,186
Other real estate owned	360	-	-	360

December 31, 2021
Impaired loans	$11,664	$-	$-	$11,664
Other real estate owned	360	-	-	360

The table below presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2022

Corporate bonds	$2,664	Discounted Cash Flows	Discount Rate		(4.00%)

SBA servicing assets	$4,568	Discounted Cash Flows	Conditional Prepayment Rate		(14.65%)
			Discount Rate		(10.00%)

Individually evaluated loans	$5,186	Appraised Value of Collateral (1)	Liquidation expenses (2)	13%	-	27%	(16%)	(3)

		Sales Price	Liquidation expenses (2)		(14%)			(3)

Other real estate owned	$360	Appraised Value of Collateral (1)	Liquidation expenses (2)		(19%)			(3)

December 31, 2021

Corporate bonds	$2,625	Discounted Cash Flows	Discount Rate		(3.42%)

SBA servicing assets	$4,705	Discounted Cash Flows	Conditional Prepayment Rate		(13.93%)
			Discount Rate		(10.00%)

Impaired loans	$11,664	Appraised Value of Collateral (1)	Liquidation expenses (2)	11%	-	27%	(16%)	(3)

		Sales Price	Liquidation expenses (2)		(12%)			(3)

		Estimated Value of Insurance Proceeds (4)

Other real estate owned	$360	Appraised Value of Collateral (1)	Liquidation expenses (2)		(19%)			(3)

		Sales Price	Liquidation expenses (2)		(13%)			(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.
(4)	The valuation technique is determined based on estimated insurance proceeds and litigation.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of March 31, 2022 and December 31, 2021.

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

The types of instruments valued based on matrix pricing in active markets include all the Company’s U.S. government and agency securities, corporate bonds, and municipal obligations held in the investment securities portfolio. Such instruments are generally classified within Level 2 of the fair value hierarchy. As required by ASC 820-10, the Company does not adjust the matrix pricing for such instruments.

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

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to reflect their economic value more accurately. Interest income on loans held for sale, which totaled $120,000 for three months ended March 31, 2022 and $281,000 for the three months ended March 31, 2021, are included in interest and fees in the statements of operations.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
March 31, 2022	$4,653	$4,592	$61

December 31, 2021	$8,538	$8,241	$297

Changes in the excess carrying amount over aggregate unpaid principal balance are recorded in the statement of operations in mortgage banking income. As of March 31, 2022, Republic had no mortgage loans held for sale recorded at fair value that was 90 or more days past due and on non-accrual. Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual as of December 31, 2021.

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

Best Efforts Forward Loan Sales Commitments

Best efforts forward loan sales commitments are classified within Level 2 of the valuation hierarchy. Best efforts forward loan sales commitments fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. Best efforts forward loan sales commitments are entered into for loans at the time the borrower commitment is made. These best-efforts forward loan sales commitments are valued using the committed price to the counterparty against the current market price of the interest rate lock commitment or mortgage loan held for sale.

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

Impaired Loans (Carried at Lower of Cost or Fair Value)

Impaired loans are those that the Company has measured impairment based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances less any valuation allowance. The valuation allowance amount is calculated as the difference between the recorded investment in a loan and the present value of expected future cash flows or it is calculated based on discounted collateral values if the loans are collateral dependent.

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value. Fair value is determined through valuations periodically performed by third-party appraisers, and the real estate is carried at the lower of its carrying amount or fair value less estimated costs to sell. Any declines in the fair value of the real estate properties below the initial cost basis are recorded through a valuation expense. As of March 31, 2022 and December 31, 2021, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

SBA Servicing Asset (Carried at Fair Value)

The SBA servicing asset is initially recorded when loans are sold and the servicing rights are retained and recorded on the balance sheet. An updated fair value is obtained from an independent third party on a quarterly basis and adjustments are presented as loan and servicing fees on the statement of income. The valuation begins with the projection of future cash flows for each asset based on their unique characteristics, the Company’s market-based assumptions for prepayment speeds and estimated losses and recoveries. The present value of the future cash flows is then calculated utilizing the Company’s market-based discount ratio assumptions. In all cases, the Company models expected payments for every loan for each quarterly period in order to create the most detailed cash flow stream possible.

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market. As of March 31, 2022 and December 31, 2021, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	March 31, 2022	December 31, 2021

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$4,568	$4,705

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	4%	4%
Adjustable-rate SBA loans	96%	96%
Total	100%	100%

Weighted Average Remaining Term (in years)	19.6	19.6

Prepayment Speed	14.65%	13.93%
Effect on fair value of a 10% increase	$(195)	$(204)
Effect on fair value of a 20% increase	(375)	(393)

Weighted Average Discount Rate	10.00%	10.00%
Effect on fair value of a 10% increase	$(141)	$(148)
Effect on fair value of a 20% increase	(273)	(288)

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

The estimated fair values of the Company’s financial instruments as of March 31, 2022 were as follows.

	Fair Value Measurements as of March 31, 2022
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$101,457	$101,457	$101,457	$-	$-
Investment securities available for sale	1,116,109	1,116,109	-	1,113,445	2,664
Investment securities held to maturity	1,649,856	1,531,411	-	1,531,411	-
Equity securities	7,888	7,888	7,888	-	-
Restricted stock	3,135	N/A	N/A	N/A	N/A
Loans held for sale	9,141	9,141	-	4,653	4,488
Loans receivable, net	2,534,653	2,524,523	-	-	2,524,523
SBA servicing assets	4,568	4,568	-	-	4,568
Accrued interest receivable	16,014	16,014	-	16,014	-
Interest rate lock commitments	107	107	-	107	-
Best efforts forward loan sales commitments	74	74	-	74	-
Mandatory forward loan sales commitments	54	54	-	54	-

Financial liabilities:
Deposits
Demand, savings and money market	$5,120,143	$5,120,143	$-	$5,120,143	$-
Time	190,093	188,732	-	188,732	-
Subordinated debt	11,279	8,955	-	-	8,955
Accrued interest payable	563	563	-	563	-
Interest rate lock commitments	9	9	-	9	-
Best efforts forward loan sales commitments	7	7	-	7	-
Mandatory forward loan sales commitments	-	-	-	-	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

The estimated fair values of the Company’s financial instruments as of December 31, 2021 were as follows:

	Fair Value Measurements as of December 31, 2021
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$118,884	$118,884	$118,884	$-	$-
Investment securities available for sale	1,075,366	1,075,366	-	1,072,741	2,625
Investment securities held to maturity	1,660,292	1,647,360	-	1,647,360	-
Equity securities	9,173	9,173	9,173	-	-
Restricted stock	3,510	N/A	N/A	N/A	N/A
Loans held for sale	13,762	13,762	-	8,538	5,224
Loans receivable, net	2,488,401	2,475,944	-	-	2,475,944
SBA servicing assets	4,705	4,705	-	-	4,705
Accrued interest receivable	15,073	15,073	-	15,073	-
Interest rate lock commitments	378	378	-	378	-
Best efforts forward loan sales commitments	5	5	-	5	-
Mandatory forward loan sales commitments	5	5	-	5	-

Financial liabilities:
Deposits
Demand, savings and money market	$4,993,235	$4,993,235	$-	$4,993,235	$-
Time	197,945	197,764	-	197,764	-
Subordinated debt	11,278	8,644	-	-	8,644
Accrued interest payable	550	550	-	550	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	96	96	-	96	-
Mandatory forward loan sales commitments	44	44	-	44	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

Note 8: Changes in Accumulated Other Comprehensive Income (Loss) By Component (1)

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2022 and 2021, and the year ended December 31, 2021.

	Unrealized Gains (Losses) on Available- For-Sale Securities	Unrealized Holding Losses on Securities Transferred from Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance January 1, 2022	$(8,662)	$(2,012)	$(10,674)
Unrealized loss on securities	(51,352)	-	(51,352)
Amounts reclassified from accumulated other comprehensive income to net income (2)	-	190	190
Net current-period other comprehensive income	(51,352)	190	(51,162)
Total change in accumulated other comprehensive income	(51,352)	190	(51,162)
Balance March 31, 2022	$(60,014)	$(1,822)	$(61,836)

Balance January 1, 2021	$985	$(3,814)	$(2,829)
Unrealized gain on securities	(7,098)	-	(7,098)
Amounts reclassified from accumulated other comprehensive income to net income (2)	-	628	628
Net current-period other comprehensive income	(7,098)	628	(6,470)
Total change in accumulated other comprehensive income	(7,098)	628	(6,470)
Balance March 31, 2021	$(6,113)	$(3,186)	$(9,299)

Balance January 1, 2021	$985	$(3,814)	$(2,829)
Unrealized gain on securities	(9,646)	-	(9,646)
Amounts reclassified from accumulated other comprehensive income to net income (2)	(1)	1,802	1,801
Net current-period other comprehensive income	(9,647)	1,802	(7,845)
Total change in accumulated other comprehensive income	(9,647)	1,802	(7,845)
Balance December 31, 2021	$(8,662)	$(2,012)	$(10,674)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Income.

Note 9 – Shareholders’ Equity

On August 26, 2020, the Company issued 2,000,000 shares of 7.00% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $25.00 per share. The Company received net proceeds of $48.3 million from the offering, after deducting offering costs. The Company will pay dividends on the Series A Preferred Stock when and if declared by its Board of Directors or an authorized committee thereof. If declared, dividends will be due and payable at a rate of 7.00% per annum, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year. During the three-month periods ended March 31, 2022 and 2021, $866,000 and $875,000 were declared and paid on preferred stock, respectively.

Holders of shares of Series A Preferred Stock may convert such shares into shares of the Company’s common stock at a conversion price of $3.00 per share of our common stock, subject to adjustment upon certain events. At any time after August 26, 2025, the Company may cause the outstanding shares of Series A Preferred Stock to convert into shares of common stock if the price of the common stock exceeds 125% of the Conversion Price then applicable to the Series A Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days. During the three month period ending March 31, 2022, 529,000 preferred shares were converted to 4,408,324 common shares.

Note 10: Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the three months ended March 31, 2022 and 2021. The following table summarizes the amounts recorded in Republic’s statement of financial condition for derivatives not designated as hedging instruments as of March 31, 2022 and December 31, 2021 (in thousands):

March 31, 2022	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC’s	Other Assets	$107	$7,853
Best efforts forward loan sales commitments	Other Assets	74	7,248
Mandatory forward loan sales commitments	Other Assets	54	3,836

Liability derivatives:

IRLC’s	Other Liabilities	$9	$1,279
Best efforts forward loan sales commitments	Other Liabilities	7	1,884
Mandatory forward loan sales commitments	Other Liabilities	-	-

December 31, 2021	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC’s	Other Assets	$378	$14,419
Best efforts forward loan sales commitments	Other Assets	5	3,222
Mandatory forward loan sales commitments	Other Assets	5	1,667

Liability derivatives:

IRLC’s	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	96	11,197
Mandatory forward loan sales commitments	Other Liabilities	44	6,460

The following table summarizes the amounts recorded in Republic’s statement of income for derivative instruments not designated as hedging instruments for the three months ended March 31, 2022 and 2021 (in thousands):

Three Months Ended March 31, 2022	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLCs	Mortgage banking income	$(271)
Best efforts forward loan sales commitments	Mortgage banking income	69
Mandatory forward loan sales commitments	Mortgage banking income	49

Liability derivatives:

IRLCs	Mortgage banking income	$(9)
Best efforts forward loan sales commitments	Mortgage banking income	89
Mandatory forward loan sales commitments	Mortgage banking income	44

Three Months Ended March 31, 2021	Income Statement Presentation	Gain/(Loss)

Asset derivatives:

IRLCs	Mortgage banking income	$(734)
Best efforts forward loan sales commitments	Mortgage banking income	237
Mandatory forward loan sales commitments	Mortgage banking income	386

Liability derivatives:

IRLCs	Mortgage banking income	$(14)
Best efforts forward loan sales commitments	Mortgage banking income	434
Mandatory forward loan sales commitments	Mortgage banking income	761

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

Note 11: Revenue from Contracts with Customers

The following table presents non-interest income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, “Revenue from Contracts with Customers”, for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$3,467	$3,960
Other non-interest income	(1,257)	317
Non-interest income (in-scope of Topic 606)	2,210	4,277
Non-interest income (out-of-scope of Topic 606)	2,137	5,998
Total non-interest income	$4,347	$10,275

Note 12: Leases

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

As of March 31, 2022, the Company had 45 operating lease agreements, which include operating leases for 21 branch locations, seven offices that are used for general office space, and seventeen operating leases for equipment. Two of the real property operating leases did not include one or more options to extend the lease term. Eight of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property. The 45 operating leases have maturity dates ranging from July 2022 to August 2059 most of which include options for multiple five- and ten-year extensions which the Company is reasonably certain to exercise. No operating leases include variable lease payments that are based on an index or rate, such as the CPI. The weighted average remaining operating lease term for these leases is 8.7 years as of March 31, 2022. The weighted average operating lease discount rate was 3.36% as of March 31, 2022.

As of March 31, 2021, the Company had 42 operating lease agreements, which include operating leases for 20 branch locations, seven offices that are used for general office space, and fifteen operating leases for equipment. Two of the real property operating leases did not include one or more options to extend the lease term. Eight of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property. The 42 operating leases have maturity dates ranging from August 2021 to August 2059 most of which include options for multiple five- and ten-year extensions which the Company is reasonably certain to exercise. No operating leases include variable lease payments that are based on an index or rate, such as the CPI. The weighted average remaining operating lease term for these leases is 19.2 years as of March 31, 2021. The weighted average operating lease discount rate was 3.34% as of March 31, 2021.

The following table presents operating lease costs net of sublease income for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
(dollars in thousands)
Operating lease cost	$2,166	$2,137
Sublease income	-	-
Total lease cost	$2,166	$2,137

The following table presents a maturity analysis of total operating lease liability obligations and reconciliation of the undiscounted cash flows to total operating lease liability obligations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
(dollars in thousands)
Operating lease payments due:
Within one year	$6,332	$8,153
One to three years	15,413	15,481
Three to five years	14,169	15,207
More than five years	80,794	83,223
Total undiscounted cash flows	116,708	122,064
Discount on cash flows	(33,884)	(35,980)
Total operating lease liability obligations	$82,824	$86,084

The following table presents cash and non-cash activities for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,940	$2,029

Non-cash investing and financing activities
Additions to Operating leases – right of use asset
New operating lease liability obligation	$2,337	$8,114

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

We may from time to time make written or oral “forward-looking statements,” including statements contained in this quarterly report. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise with changes in: general economic conditions, including turmoil in the financial markets and related efforts of government agencies to stabilize the financial system; the  impact of the COVID-19 pandemic on our business and results of operation; the adequacy of our allowance for credit losses and our methodology for determining such allowance; adverse changes in our loan portfolio and credit risk-related losses and expenses; concentrations within our loan portfolio, including our exposure to commercial real estate loans; inflation; changes to our primary service area; changes in interest rates; our ability to identify, negotiate, secure and develop new branch locations and renew, modify, or terminate leases or dispose of properties for existing branch locations effectively; business conditions in the financial services industry, including competitive pressure among financial services companies, new service and product offerings by competitors, price pressures and similar items; deposit flows; loan demand; the regulatory environment, including evolving banking industry standards, changes in legislation or regulation; our securities portfolio and the valuation of our securities; accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements; rapidly changing technology; our ability to regain compliance with Nasdaq Listing Rule 5250(c)(1); the failure to maintain current technologies; failure to attract or retain key employees; our ability to access cost-effective funding; fluctuations in real estate values; litigation liabilities, including costs, expenses, settlements and judgments; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.  You should carefully review the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2021, and other documents we file from time to time with the Securities and Exchange Commission. The words "would be," "could be," "should be," "probability," "risk," "target," "objective," "may," "will," "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions or variations on such expressions are intended to identify forward-looking statements. All such statements are made in good faith by us pursuant to the "safe harbor" provisions of the U.S. Private Securities Litigation Reform Act of 1995. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of us, except as may be required by applicable law or regulations.

Executive Summary

Republic First Bancorp, Inc. was organized and incorporated under the laws of the Commonwealth of Pennsylvania in 1987 and is the holding company for Republic First Bank, which does business under the name Republic Bank. We offer a variety of credit and depository banking services to individuals and businesses primarily in Greater Philadelphia, Southern New Jersey, and New York City through our offices and branch locations in those markets.

As of March 31, 2022, we serve our customers through 33 branch locations, in addition to four loan offices that specialize in commercial, small business and residential mortgage lending. It is our goal to deliver best in class customer service across all delivery channels including not only our physical branch locations, but online and mobile options as well.

Economic Environment

The coronavirus (“COVID-19”) outbreak and the public health response to contain it have resulted in unprecedented economic and financial market conditions. In response to these conditions, the Board of Governors of the Federal Reserve System (“Federal Reserve”) reduced the federal funds target range by 150 basis points to 0.00% to 0.25% in March 2020. During the first quarter of 2022, the federal funds target range increased by 25 basis points to a range of 0.25% - 0.50% to curb inflation, with continued increases planned.

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

Pursuant to the CARES Act, loan modifications made between March 1, 2020, and the earlier of (i) December 30, 2020 or (ii) 60 days after the President declared a termination of the COVID-19 national emergency were not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. In December 2020, the Economic Aid Act was signed into law, which extended the period to suspend the requirements under TDR accounting guidance to the earlier of (i) January 1, 2022, or (ii) 60 days after the President declared a termination of the national emergency related to the COVID-19 pandemic. As of March 31, 2022 and December 31, 2021, there were no loan customers deferring loan payments, and all customers that were granted deferrals to assist during the height of the COVID pandemic have resumed contractual payments.

As a result of the changes in economic conditions, we increased the qualitative factors for certain components of Republic’s allowance for credit loss calculation. We also took into consideration the probable impact that the various stimulus initiatives provided through the CARES Act, along with other government programs, may have to assist borrowers during this period of economic stress. We believe the combination of ongoing communication with our customers, lower loan-to-value ratios on underlying collateral, loan payment deferrals, increased focus on risk management practices, and access to government programs such as the PPP should help mitigate potential future period losses. We will continue to closely monitor all key economic indicators and our internal asset quality metrics as the effects of the coronavirus pandemic begin to unfold. Based on the current expected credit loss methodology currently utilized by Republic, the provision for credit losses and charge-offs may be impacted in future periods, but more time is needed to fully understand the magnitude and severity of the economic downturn and the full impact on our loan portfolio.

Financial Condition

Assets

Total assets increased by $74.0 million, or 1%, to $5.7 billion as of March 31, 2022, compared to $5.6 billion as of December 31, 2021. The increase in assets was due to a $40.7 million, or 4%, increase in available for sale securities and a $46.3 million, or 2%, increase in loans. In addition to the ongoing success with our expansion strategy, the growth in assets was also driven by our participation in the PPP loan program, which resulted in a significant increase in new business relationships and deposit account openings.

Cash and Cash Equivalents

Cash and due from banks and interest-bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount in these three categories decreased by $17.4 million to $101.5 million as of March 31, 2022, from $118.9 million as of December 31, 2021 as excess cash was used to fund loan originations and security purchases.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) and residential mortgage loans, both of which we intend to sell in the future. Total SBA loans held for sale were $4.5 million as of March 31, 2022 compared to $5.2 million as of December 31, 2021. Residential mortgage loans held for sale totaled $4.7 million at March 31, 2022, a decrease of $3.9 million, versus $8.5 million at December 31, 2021. A decrease in the volume of residential mortgage loans originated during the three months ended March 31, 2022 due to the higher interest rate environment drove the decrease in residential mortgage loans held for sale compared to December 31, 2021. Loans held for sale as a percentage of our total assets were less than 1% at March 31, 2022.

Loans Receivable

The loan portfolio represents our most significant source of interest income. Our lending strategy is focused on small and medium-sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans, commercial real estate loans, construction loans, residential mortgages, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others.

Loans increased $46.3 million, or 2%, to $2.5 billion at March 31, 2022, versus $2.5 billion at December 31, 2021. Loans originated through the PPP loan program continue to be repaid or forgiven by the SBA and decreased by $55.7 million, or 47%, in the first quarter of 2022, which offsets the growth experienced in other categories in the portfolio. Excluding the impact of the PPP loans, gross loans increased by $103.7 million, or 4%, to $2.5 billion at March 31, 2022 compared to $2.4 billion at December 31, 2021. This growth was primarily the result of the successful execution of our relationship banking model, which has driven a steady flow in quality loan demand.

Investment Securities

Investment securities available for sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes. Our debt securities consist primarily of U.S. Government agency SBA bonds, U.S. Government agency collateralized mortgage obligations (“CMO”), agency mortgage-backed securities (“MBS”), municipal securities, and corporate bonds. Investment securities available for sale totaled $1.1 billion at March 31, 2022 as compared to $1.1 billion at December 31, 2021. The $40.7 million increase was primarily due to the purchase of securities totaling $147.8 million partially offset by the paydowns, maturities, and calls of securities totaling $37.7 million during the three months ended March 31, 2022. At March 31, 2022, the portfolio had a net unrealized loss on available for sale securities of $80.4 million compared to a net unrealized loss of $11.6 million at December 31, 2021. The $68.9 million decrease in the market value of the investment portfolio was driven by an increase in market interest rates, which drove a decrease in value of the available for sale securities held in our portfolio at March 31, 2022.  As interest rates are expected to continue to increase throughout 2022, management will be looking to mitigate the trend on our investment portfolio with offsetting strategies and opportunities.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (SBIC) and SBA bonds, CMO’s and MBS’s. The fair value of securities held-to-maturity totaled $1.5 billion and $1.6 billion at March 31, 2022 and December 31, 2021, respectively. The $115.9 million decrease was primarily due to paydowns, maturities, and calls of securities held in the portfolio totaling $60.9 million partially offset by the purchase of securities held to maturity totaling $51.1 million during the three month period ended March 31, 2022. At March 31, 2022, the portfolio had a net unrecognized loss on held-to-maturity securities of $118.4 million compared to a net unrecognized loss of $12.9 million at December 31, 2021. The $105.5 million decrease in the market value of the investment portfolio was driven by an increase in market interest rates, which drove a decrease in the value of the held-to-maturity securities held in our portfolio at March 31, 2022.

Equity securities consist of investments in the preferred stock of domestic banks. Equity securities are held at fair value. The fair value of equity securities totaled $7.9 million at March 31, 2022 compared to $9.2 million at December 31, 2021.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, was carried at cost as of March 31, 2022 and December 31, 2021. As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”).

At March 31, 2022 and December 31, 2021, the investment in FHLB of Pittsburgh capital stock totaled $3.0 million and $3.4 million, respectively. At both March 31, 2022 and December 31, 2021, ACBB capital stock totaled $143,000. Both the FHLB and ACBB paid dividends during the first quarter of 2022.

Premises and Equipment

The balance of premises and equipment increased by $2.2 million to $129.6 million at March 31, 2022 from $127.4 million at December 31, 2021. The increase was primarily due to purchases of premises and equipment totaling $4.3 million partially offset by depreciation and amortization expense of $2.1 million offset during the three months ended March 31, 2022. The total branch count was 33 at March 31, 2022 with the opening of a new branch in Ocean City, New Jersey compared to 32 at December 31, 2021. The Company’s branch strategy will be a critical focus throughout 2022 and beyond.

Other Real Estate Owned

At both March 31, 2022 and December 31, 2021, the balance of other real estate owned was $360,000.

Operating Leases – Right of Use Asset

Under ASC 842, the right-of-use asset is valued as the initial amount of the lease liability obligation adjusted for any initial direct costs, prepaid or accrued rent, and any lease incentives. At March 31, 2022 and December 31, 2021, the balance of operating leases – right-of-use asset was $76.5 million and $75.6 million, respectively.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings, and time deposits, are Republic’s major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $119.1 million to $5.3 billion at March 31, 2022 from $5.2 billion at December 31, 2021. We focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model, which is based upon a high level of customer service and satisfaction. This strategy has also allowed us to build a stable core-deposit base and nearly eliminate our dependence upon the more volatile sources of funding found in brokered and internet certificates of deposit. Our participation in the PPP loan program also resulted in significant growth in new deposit relationships.

Operating Lease Liability Obligation

Under ASC 842, the operating lease liability obligation is calculated as the present value of the lease payments, using the discount rate specified in the lease, or if that is not available, our incremental borrowing rate. At March 31, 2022 and December 31, 2021, the balance of the operating lease liability obligation was $82.8 million and $81.8 million, respectively.

Shareholders’ Equity

Total shareholders’ equity decreased $47.2 million to $277.0 million at March 31, 2022 compared to $324.2 million at December 31, 2021. The decrease was primarily due to a decrease in the accumulated other comprehensive loss of $51.2 million partially offset by an increase in retained earnings of $3.0 million. The decrease in the accumulated other comprehensive loss was exacerbated by an increase in market interest rates which drove a decrease in the market value of the securities held in our portfolio.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

We reported net income available to common shareholders of $5.3 million or $0.08 per diluted share, for the three-month period ended March 31, 2022 compared to a net income available to common shareholders of $6.2 million or $0.09 per diluted share, for the three-month period ended March 31, 2021. The decrease was primarily driven by a reduction in non-interest income during the first quarter of 2022.

We reported net income available to common shareholders of $5.3 million or $0.08 per diluted share, for the three-month period ended March 31, 2022 compared to a net income available to common shareholders of $5.2 million or $0.08 per diluted share, for the three-month period ended December 31, 2021. The increase during the first quarter of 2022 was primarily driven by a decrease in the provision for loan losses, a decrease in non-interest expense, and an increase in net interest income partially offset by decrease in non-interest income.

Analysis of Net Interest Income

Our earnings depend primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods average assets, liabilities, and shareholders’ equity, interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and Republic’s net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency, a non-GAAP measure, using a rate of 25% in 2022 and 24% in 2021.

Average Balances and Net Interest Income

	For the three months ended March 31, 2022			For the three months ended March 31, 2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$137,533	$40	0.12%	$208,397	$49	0.09%
Investment securities and restricted stock	2,816,956	13,378	1.93%	1,430,854	6,488	1.81%
Loans receivable	2,516,719	26,177	4.22%	2,676,705	30,019	4.55%
Total interest-earning assets	5,471,208	39,595	2.93%	4,315,956	36,556	3.44%
Other assets	221,835			276,967
Total assets	$5,693,043			$4,592,923

Interest-earning liabilities:
Demand – non-interest bearing	$1,378,400			$1,087,052
Demand – interest bearing	2,326,808	2,210	0.39%	1,846,968	3,258	0.72%
Money market & savings	1,365,857	795	0.24%	1,013,275	1,118	0.45%
Time deposits	195,516	246	0.51%	184,831	539	1.18%
Total deposits	5,266,581	3,249	0.25%	4,132,126	4,915	0.48%
Total interest-bearing deposits	3,888,181	3,249	0.34%	3,045,074	4,915	0.65%
Other borrowings	11,938	57	1.97%	46,059	73	0.64%
Total interest-bearing liabilities	3,900,119	3,307	0.34%	3,091,133	4,988	0.65%
Total deposits and other borrowings	5,278,519	3,307	0.25%	4,178,185	4,988	0.48%
Non-interest-bearing other liabilities	110,416			104,843
Shareholders’ equity	304,108			309,895
Total liabilities and shareholders’ equity	$5,693,043			$4,592,923
Net interest income (2)		$36,288			$31,568
Net interest spread			2.59%			2.79%
Net interest margin (2)			2.69%			2.97%

(1)Yields on investments are calculated based on amortized cost.

(2)Net interest income and net interest margin are presented on a tax equivalent basis, a non-GAAP measure. Net interest income has been increased over the financial statement amount by $148 and $136 for the three months ended March 31, 2022 and 2021, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	For the three months ended March 31, 2022 vs. 2021
	Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$(20)	$11	$(9)
Securities	6,583	307	6,890
Loans	(2,329)	(1,513)	(3,842)
Total interest-earning assets	4,234	(1,195)	3,039

Interest expense:
Deposits
Interest-bearing demand deposits	456	(1,504)	(1,048)
Money market and savings	197	(523)	(326)
Time deposits	13	(305)	(292)
Total deposit interest expense	666	(2,332)	(1,666)
Other borrowings	(37)	22	(15)
Total interest expense	629	(2,310)	(1,681)
Net interest income	$3,605	$1,115	$4,720

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis for the three months ended March 31, 2022, increased $4.7 million, or 15%, over the same period in 2021. Interest income on interest-earning assets totaled $39.6 million for the three months ended March 31, 2022, an increase of $3.0 million, compared to $36.6 million for the three months ended March 31, 2021. The increase in interest income was primarily the result of an increase in the balance of interest-earning assets, offset by a 51 basis point decrease in the average yield on interest-earning assets. The most significant increase in interest-earning assets was a $1.4 billion increase in the average balance of the investment securities portfolio. Total interest expense for the three months ended March 31, 2022 decreased by $1.7 million, or 34%, over the same period in 2021. Interest expense on deposits decreased by $1.7 million for the three months ended March 31, 2022 versus the same period in 2021 due primarily to a 23 basis point decrease in the average cost of deposit balances, offset by a $1.1 billion increase in the average balance of deposits. Interest expense on other borrowings decreased by $15,000 for the three months ended March 31, 2022 as compared to March 31, 2021 due primarily to a decrease in the average balance of overnight borrowings

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 2.59% during the first three months of 2022 compared to 2.79% during the first three months of 2021. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. For the first three months of 2022 and 2021, the fully tax-equivalent net interest margin was 2.69% and 2.97%, respectively. The decrease in the net interest margin was primarily attributable to the reduction in origination fees related to PPP loans recognized during the period. In the first quarter of 2022, $1.9 million in fees were recognized as revenue compared to $7.4 million in fees recognized during the first quarter of 2021.

Provision for Credit Losses

As of March 31, 2022, the estimated ACL in accordance with CECL is $21.9 million for the loan portfolio. This is relatively unchanged from the ACL reserve balance as of December 31, 2021. The allowance for credit losses estimate at March 31, 2022 includes segment-specific quantitative calculations for homogeneous loan pools based on similar risk characteristics ($16.3 million), specific measurement for loans that do not share similar risk characteristics with other loans or pools of loans ($3.6 million), and a qualitative assessment to account for model limitations and/or facts and circumstances not representative of the default and loss observations used to derive the quantitative measurement ($2.0 million). Management believes this is the best estimate of expected credit losses under the CECL guidance as of March 31, 2022.

Non-interest Income

Total non-interest income for the three months ended March 31, 2022 decreased by $5.9 million, or 58%, compared to the same period in 2021. Mortgage banking income totaled $1.1 million during the three months ended March 31, 2022, which represents a decrease of $3.4 million compared to the same period in 2021. The decrease was driven by a reduction in refinancing activity due to a decline in residential mortgage loan originations due to the higher interest rate environment. Service fees on deposit accounts totaled $3.5 million for the three months ended March 31, 2022 compared to $4.0 million during the same period in 2021. Gains on the sale of SBA loans totaled $527,000 for the three months ended March 31, 2022, a decrease of $234,000, compared to $761,000 for the same period in 2021. Loan and servicing fees totaled $495,000 for the three months ended March 31, 2022 compared to $633,000 for the same period in 2021. Non-interest income during the first quarter of 2022 was also negatively impacted by a reduction in the value of equity securities held in the investment portfolio, which were recognized as losses during the current period. In addition, during the first quarter of 2021 we recognized a one-time non-recurring incentive of $1.4 million related to a branding and marketing agreement signed with VISA.

Non-interest Expenses

Non-interest expenses increased $2.3 million, or 8%, to $31.7 million for the first three months of 2022 compared to $29.3 million for the same period in 2021. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits decreased by $189,000, or 1%, for the first three months of 2022 compared to the same period in 2021. The decrease in salaries and benefits was related to lower commissions paid to residential mortgage lenders based on lower production offset by increased headcount due to our growth and relocation strategy.

Occupancy expense, including depreciation and amortization expense, decreased by $26,000 for the first three months of 2022 compared to the same period last year. A new branch was opened in Ocean City, New Jersey during the three months ended March 31, 2022.

Other real estate expenses totaled $203,000 during the first three months of 2022, an increase of $105,000, or 107%, compared to the same period in 2021. This increase was a result of higher costs to carry foreclosed properties in the current period.

All other non-interest expenses increased by $2.4 million, or 29%, for the first three months of 2022 compared to the same period last year due to increases in expenses related to data processing fees, regulatory assessments and costs, legal fees, other taxes, professional fees, and other expenses, which were mainly associated with our growth strategy. In addition, we incurred certain one-time costs and expenditures during the first quarter of 2022 in preparation for the implementation of our new technology platform, which was launched during the second quarter of 2022.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net non-interest expenses to average assets. For the purposes of this calculation, net non-interest expenses equal non-interest expenses less non-recurring expenses less non-interest income. For the three month period ended March 31, 2022, the ratio was 1.87% compared to 2.59% for the three month period ended March 31, 2021. The decrease in this ratio was mainly due to our growth in average assets.

Another productivity measure utilized by management is the efficiency ratio, a non-GAAP measure. This ratio expresses the relationship of non-interest expenses to net interest income plus non-interest income. The efficiency ratio equaled 78.2% for the first three months of 2022, compared to 70.4% for the first three months of 2021. The increase for the three months ended March 31, 2022 versus March 31, 2021 was due to non-interest expenses increasing at a faster rate than net interest income and non-interest income.

Provision (Benefit) for Federal Income Taxes

We recorded a provision for income taxes of $2.1 million for the three months ended March 31, 2022, compared to a $2.3 million provision for income taxes for the three months ended March 31, 2021. The effective tax rates for the three-month periods ended March 31, 2022 and 2021 were 25% and 24%, respectively

The Company evaluates the carrying amount of our deferred tax assets on a quarterly basis or more frequently, if necessary, in accordance with the guidance provided in FASB Accounting Standards Codification Topic 740 (ASC 740), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e. a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods, a valuation allowance is calculated and recorded. These determinations are inherently subjective and dependent upon estimates and judgments concerning management’s evaluation of both positive and negative evidence.

In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available. Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified.

The Company is in a four-year cumulative profit position factoring in pre-tax GAAP income and permanent book/tax differences. Growth in interest-earning assets has occurred over the last several years and is expected to continue.  As of December 31, 2021, the Company has no federal NOLs to carry forward which would have potentially been at risk of expiring in the future.

Conversely, the effects of the COVID-19 pandemic to the local and global economy may result in a significant increase in future credit loss provisions and charge-offs. Rising interest rates and a downturn in the economy could significantly decrease the volume of mortgage loan originations and have a negative impact on asset quality.

Based on the guidance provided in ASC 740, we believe that the positive evidence considered at March 31, 2022 and December 31, 2021 outweighed the negative evidence and that it was more likely than not that all of our deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance was not required during either period.

The net deferred tax asset balance was $31.9 million as of March 31, 2022 and $14.2 million as of December 31, 2021. The increase in the deferred tax asset balance is primarily related to FAS 115 and the unrealized losses in the investment portfolio. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

Preferred Dividends

Dividends of $866,000 were declared and paid on the Company’s outstanding preferred stock during the three months ended March 31, 2022 compared to $875,000 for the three months ended March 31, 2021.

Net Income and Net Income per Common Share

Net income available to common shareholders for the first three months of 2022 was $5.3 million, a decrease of $940,000, compared to a net income available to common shareholders of $6.2 million recorded for the first three months of 2021. The decline was mainly driven by a reduction in non-interest income during the first quarter of 2022. For the three-month period ended March 31, 2022, basic and fully diluted net income per common share was $0.09 and $0.08, respectively, compared to basic and fully diluted net loss per common share of $0.11 and $0.09 for the three month period ended March 31, 2021.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) measures our net income in relation to our total average assets. The ROA for the first three months of 2022 and 2021 was 0.44% and 0.62%, respectively. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE for the first three months of 2022 and 2021 was 8.16% and 9.25%, respectively.

Commitments, Contingencies and Concentrations

Financial instruments with contract amounts representing potential credit risk were commitments to extend credit of approximately $542.8 million and $549.8 million, and standby letters of credit of approximately $18.1 million and $18.0 million, at March 31, 2022 and December 31, 2021, respectively. These financial instruments constitute off-balance sheet arrangements. Commitments often expire without being drawn upon. Substantially all of the $542.8 million of commitments to extend credit at March 31, 2022 were committed as variable rate credit facilities.

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

Management believes that the Company and Republic met, as of March 31, 2022 and December 31, 2021, all applicable capital adequacy requirements. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed this categorization.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

The following table presents our regulatory capital ratios at March 31, 2022, and December 31, 2021.

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2022:

Total risk based capital
Republic	$355,133	11.25%	$252,517	8.00%	$331,428	10.50%	$315,646	10.00%
Company	367,795	11.61%	253,338	8.00%	332,506	10.50%	-	-%
Tier one risk based capital
Republic	332,619	10.54%	189,388	6.00%	268,299	8.50%	252,517	8.00%
Company	345,281	10.90%	190,003	6.00%	269,171	8.50%	-	-%
CET 1 risk based capital
Republic	332,619	10.54%	142,041	4.50%	220,952	7.00%	205,170	6.50%
Company	299,186	9.45%	142,502	4.50%	221,671	7.00%	-	-%
Tier one leveraged capital
Republic	275,351	5.83%	228,289	4.00%	228,289	4.00%	285,362	5.00%
Company	277,013	6.04%	228,708	4.00%	228,708	4.00%	-	-%

At December 31, 2021:

Total risk based capital
Republic	$347,030	11.43%	$242,787	8.00%	$318,658	10.50%	$303,484	10.00%
Company	360,175	11.83%	243,591	8.00%	319,713	10.50%	-	-%
Tier one risk based capital
Republic	328,066	10.81%	182,091	6.00%	257,962	8.50%	242,787	8.00%
Company	341,211	11.21%	182,693	6.00%	258,816	8.50%	-	-%
CET 1 risk based capital
Republic	328,066	10.81%	136,568	4.50%	212,439	7.00%	197,265	6.50%
Company	281,886	9.26%	137,020	4.50%	213,142	7.00%	-	-%
Tier one leveraged capital
Republic	322,097	5.85%	224,247	4.00%	224,247	4.00%	280,309	5.00%
Company	324,242	6.08%	224,656	4.00%	224,656	4.00%	-	-%

Dividend Policy

On August 26, 2020, the Company issued 2,000,000 shares of 7.00% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $25.00 per share. The Company received net proceeds of $48.3 million from the offering, after deducting offering costs. The Company will pay dividends on the Series A Preferred Stock when and if declared by its Board of Directors or an authorized committee thereof. If declared, dividends will be due and payable at a rate of 7.00% per annum, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year. During the three-month period ended March 31, 2022, $866,000 in dividends were declared and paid on the preferred stock compared to $875,000 during the three month period ended March 31, 2021.

We have not paid any cash dividends on our common stock. We have no current plans to pay cash dividends on common stock in 2022. Our ability to pay dividends depends primarily on receipt of dividends from our subsidiary, Republic. Dividend payments from Republic are subject to legal and regulatory limitations. The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.

Liquidity

A financial institution must maintain and manage liquidity to ensure it has the ability to meet its financial obligations. These obligations include: the payment of deposits on demand or at their contractual maturity; the repayment of borrowings as they mature; the payment of lease obligations as they become due; the ability to fund new and existing loans and other funding commitments; and the ability to take advantage of new business opportunities. Liquidity needs can be met by either reducing assets or increasing liabilities. Our most liquid assets consist of cash, amounts due from banks and federal funds sold and available for sale securities.

Regulatory authorities require us to maintain certain liquidity ratios in order for funds to be available to satisfy commitments to borrowers and the demands of depositors. In response to these requirements, we have formed an asset/liability committee (“ALCO”), comprised of certain members of Republic’s Board of Directors and senior management to monitor such ratios. The ALCO is responsible for managing the liquidity position and interest sensitivity. That committee’s primary objective is to maximize net interest income while configuring Republic’s interest-sensitive assets and liabilities to manage interest rate risk and provide adequate liquidity for projected needs. The ALCO meets on a quarterly basis or more frequently if deemed necessary.

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $101.5 million at March 31, 2022, compared to $118.9 million at December 31, 2021. Loan maturities and repayments are another source of asset liquidity. At March 31, 2022, Republic estimated that more than $120.0 million of loans would mature or repay in the six-month period ending September 30, 2022. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At March 31, 2022, we had outstanding commitments (including unused lines of credit and letters of credit) of $542.8 million. Certificates of deposit scheduled to mature in one year totaled $167.8 million at March 31, 2022. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds, or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh. Our maximum borrowing capacity with the FHLB was $1.3 billion at March 31, 2022. At March 31, 2022 and December 31, 2021, we had no outstanding term borrowings and no outstanding overnight borrowings with the FHLB. FHLB had issued letters of credit, on Republic’s behalf, totaling $100.0 million at March 31, 2022 and December 31, 2021 against our available credit line. We also established a contingency line of credit of $10.0 million with ACBB and a Fed Funds line of credit with Zions Bank in the amount of $15.0 million to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit or the Zions Fed Funds line at both March 31, 2022 and December 31, 2021.

Investment Securities Portfolio

At March 31, 2022, we identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of our asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of our asset/liability management. Our investment securities classified as available for sale consist primarily of SBAs, CMOs, MBSs, municipal securities, and corporate bonds. Available for sale securities totaled $1.1 billion as of March 31, 2022 and December 31, 2021. At March 31, 2022, securities classified as available for sale had a net unrealized loss of $80.4 million and a net unrealized loss of $11.6 million at December 31, 2021.

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans, commercial real estate loans, construction and land development loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $51.2 million as of March 31, 2022. Individual customers may have several loans often secured by different collateral.

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

While a loan is classified as non-accrual, any collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. For non-accrual loans, which have been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for credit losses until prior charge-offs have been fully recovered.

The following table shows information concerning loan delinquency and non‑performing assets as of the dates indicated (dollars in thousands):

	March 31, 2022	December 31, 2021
Loans accruing, but past due 90 days or more	$2	$323
Non-accrual loans	12,424	12,541
Total non-performing loans	12,426	12,864
Other real estate owned	360	360
Total non-performing assets	$12,786	$13,224

Non-performing loans as a percentage of total loans, net of unearned income	0.48%	0.51%
Non-performing assets as a percentage of total assets	0.22%	0.24%

Non-performing asset balances decreased by $438,000 to $12.8 million as of March 31, 2022 from $13.2 million at December 31, 2021. Non-accrual loans decreased $117,000 to $12.4 million as of March 31, 2022, from $12.5 million at December 31, 2021. There were $2,000 of loans accruing but past due 90 days or more as of March 31, 2022 compared to $323,000 at December 31, 2021.

The following table presents our 30 to 89 days past due loans at March 31, 2022 and December 31, 2021.

(dollars in thousands)	March 31,	December 31,
	2022	2021
30 to 59 days past due	$7,588	$4,851
60 to 89 days past due	2,825	4,706
Total loans 30 to 89 days past due	$10,413	$9,557

Loans with payments 30 to 59 days past due increased to $10.4 million as of March 31, 2022 from $9.6 million at December 31, 2021.

Other Real Estate Owned

The balance of other real estate owned was $360,000 as of March 31, 2022 and December 31, 2021. The following table presents a reconciliation of other real estate owned for the three months ended March 31, 2022 and the year ended December 31, 2021:

(dollars in thousands)	March 31, 2022	December 31, 2021
Beginning Balance, January 1st	$360	$1,188
Additions	-	360
Valuation adjustments	-	(722)
Dispositions	-	(466)
Ending Balance	$360	$360

As of March 31, 2022, we had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

Allowance for Credit Losses

On January 1, 2022, the Company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The allowance for credit losses is a valuation allowance for management’s estimate of expected credit losses in the loan portfolio. The process to determine expected credit losses utilizes analytic tools and management judgement and is reviewed on a quarterly basis. When management is reasonably certain that a loan balance is not fully collectable, an individually evaluated analysis is completed whereby a specific reserve may be established or a full or partial charge off is recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance via a quantitative analysis which considers available information from internal and external sources related to past loan loss and prepayment experience and current conditions as well as the incorporation of reasonable and supportable forecasts. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in the management’s assessment, may not be adequately represented in the quantitative analysis. The allowance is available for any loan that, in management’s judgment, should be charged off.

Management evaluates a variety of factors including available published economic information in arriving at its forecast. Factors considered in the calculation of the allowance for credit losses include several qualitative and quantitative factors such as historical loss experience, trends in delinquency and nonperforming loan balances, changes in risk composition and underwriting standards, experience and ability of management, and general economic conditions as well as external factors, such as competition, legal and regulatory requirements. Historical loss experience is analyzed by reviewing charge-offs over a life of loan period to determine loss rates consistent with the loan categories depicted in the allowance for credit loss table below.

The factors supporting the allowance for credit losses do not diminish the fact that the entire allowance for credit losses is available to absorb losses in the loan portfolio and related commitment portfolio, respectively. Our principal focus, therefore, is on the adequacy of the total allowance for credit losses. The allowance for credit losses is subject to review by banking regulators along with the Audit Committee and Board of Directors. Our primary bank regulators regularly conduct examinations of the allowance for credit losses and make assessments regarding the adequacy and the methodology employed in their determination.

An analysis of the allowance for credit losses for the three months ended March 31, 2022 and 2021, and the twelve months ended December 31, 2021 is as follows:

(dollars in thousands)	For the three months ended March 31, 2022	For the twelve months ended December 31, 2021	For the three months ended March 31, 2021

Balance at beginning of period	$18,964	$12,975	$12,975
CECL Day 1 Adjustment	2,980	-	-
Balance at beginning of period (as adjusted)	21,944	-	-
Charge‑offs:
Commercial real estate	-	311	-
Construction and land development	-	-	-
Commercial and industrial	-	61	-
Owner occupied real estate	-	-	-
Consumer and other	67	117	34
Residential mortgage		-	-
Paycheck protection program	-	-	-
Total charge‑offs	67	489	34
Recoveries:
Commercial real estate	-	33	-
Construction and land development	-	-	-
Commercial and industrial	10	462	104
Owner occupied real estate	7	64	43
Consumer and other	-	169	3
Residential mortgage	-	-	-
Paycheck protection program	-	-	-
Total recoveries	17	728	150
Net charge‑offs/(recoveries)	50	(239)	(116)
Provision for credit losses	620	5,750	3,000
Balance at end of period	$22,514	$18,964	$16,091
Average loans outstanding(1)	$2,516,719	$2,577,498	$2,676,705
As a percent of average loans:(1)
Net charge‑offs (annualized)	(0.01)%	(0.01)%	(0.02)%
Provision for credit losses (annualized)	0.10%	0.22%	0.45%
Allowance for credit losses	0.89%	0.74%	0.60%
Allowance for credit losses to:
Total loans, net of unearned income	0.88%	0.75%	0.59%
Total non‑performing loans	181.19%	147.42%	121.99%

(1) Includes non-accruing loans

We recorded a provision for credit losses in the amount of $620,000 during the three-month period ended March 31, 2022 and a $3.0 million provision during the three-month period ended March 31, 2021. The decrease in the provision required during the first quarter of 2022 was driven by the adoption of ASU 2016-13 during the three months ended March 31, 2022.

The change in the allowance required for loans evaluated under CECL was primarily driven by the uncertainty surrounding the economic environment due to the impact of the COVID-19 pandemic. As a result of the changes in economic conditions caused by the pandemic, we have increased the qualitative factors for certain components included in the allowance for credit loss calculation. We have also taken into consideration the probable impact that the various stimulus initiatives provided through the CARES Act and Economic Aid Act, along with other government programs, may have to assist borrowers during this period of economic stress. We believe the combination of ongoing communication with our customers, loan payment deferrals, increased focus on risk management practices, and access to government programs such as the PPP Program should help mitigate potential future period losses. Although the economy has begun to demonstrate signs of recovery, many key economic indicators have not returned to pre-pandemic levels. Based on the current expected credit loss methodology currently utilized by the Bank, the provision for credit losses and charge-offs may be impacted in future periods, but more time is needed to fully understand the magnitude and severity of the economic downturn and the corresponding impact on our loan portfolio.

The allowance for credit losses as a percentage of non-performing loans (coverage ratio) was 181% at March 31, 2022, compared to 147% at December 31, 2021 and 122% at March 31, 2021. Total non-performing loans were $12.4 million, $12.9 million, and $13.2 million at March 31, 2022, December 31, 2021, and March 31, 2021, respectively. The increase in the coverage ratio at March 31, 2022 compared to December 31, 2021 was a result of an increase in the allowance for credit losses during the first three months of 2022.

Management makes at least a quarterly determination as to an appropriate provision to maintain an allowance for credit losses that it determines is adequate to absorb life of loan expected credit losses in the loan portfolio. The Board of Directors periodically reviews the status of all non-accrual and impaired loans and loans classified by the management team. The Board of Directors also considers specific loans, pools of similar loans, historical charge-off activity, economic conditions, reasonable and support forecast of future credit loses, and other relevant factors in reviewing the adequacy of the allowance for credit losses. Any additions deemed necessary to the allowance for credit losses are charged to operating expenses.

We evaluate loans for impairment and potential charge-offs on a quarterly basis. Any loan rated as substandard or lower will have a collateral evaluation analysis completed in accordance with the guidance under GAAP on impaired loans to determine if a deficiency exists. Our credit monitoring process assesses the ultimate collectability of an outstanding loan balance from all potential sources. When a loan is determined to be uncollectible it is charged-off against the allowance for credit losses. Unsecured commercial loans and all consumer loans are charged-off immediately upon reaching the 90-day delinquency mark unless they are well-secured and in the process of collection. The timing on charge-offs of all other loan types is subjective and will be recognized when management determines that full repayment, either from the cash flow of the borrower, collateral sources, and/or guarantors, will not be sufficient and that repayment is unlikely. A full or partial charge-off is recognized equal to the amount of the estimated deficiency calculation.

Serious delinquency is often the first indicator of a potential charge-off. Reductions in appraised collateral values and deteriorating financial condition of borrowers and guarantors are factors considered when evaluating potential charge-offs. The likelihood of possible recoveries or improvements in a borrower’s financial condition is also assessed when considering a charge-off.

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for credit losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category. The amount of non-performing loans for which partial charge-offs have been recorded amounted to $4.2 million at both March 31, 2022 and December 31, 2021.

The following table provides additional analysis of partially charged-off loans.

(dollars in thousands)	March 31, 2022	December 31, 2021
Total nonperforming loans	$12,426	$12,864
Nonperforming and impaired loans with partial charge-offs	4,243	4,242

Ratio of nonperforming loans with partial charge-offs to total loans	0.17%	0.17%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	34.15%	32.98%
Coverage ratio net of nonperforming loans with partial charge-offs	530.59%	447.05%

Our charge-off policy is reviewed on an annual basis and updated as necessary. During the three-month period ended March 31, 2022, there were no changes made to this policy.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC as of October 25, 2022.

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

The Company’s management, with the participation of the principal executive officer and the principal financial officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the principal executive officer and the principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e), were not effective due to the identification of the following material weaknesses:

●

A failure to maintain an effective control environment, which resulted in deficiencies in the communication of certain relevant information to the Board of Directors of the Company, including information related to branch expenditures.

●	A failure to design and maintain effective controls over the review, analysis and approval of related party transactions.
●

A failure to maintain effective controls over the implementation of FASB’s accounting standard, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, specifically, with regard to the quantification and review of the transition adjustment from the incurred loss model to the Current Expected Loss Model (“CECL”).

Changes in Internal Controls Over Financial Reporting

Management and the Board of Directors have been actively engaged in taking action to remediate the material weaknesses noted above.  Such changes, all of which were made subsequent to the quarter ended March 31, 2022, include:

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

●	reconstitution of the membership of the committees of the Board of Directors and the appointment of new committee chairs;
●	more frequent meetings of the Board of Directors and its committees;
●	the active encouragement by management, with the assistance of the Chairman and the rest of the Board, of an open and collaborative culture, to set an appropriate “tone at the top”;
●

the enhancement of information to be provided by management to the Board of Directors, specifically with regard to any potential branch expansion opportunities and anticipated expenses associated therewith;

●

the enhancement of the Company’s policies and procedures for the identification, review and reporting of existing related party transactions and the discontinuation of many future transactions with related parties; and

●

the implementation of design controls related to CECL and the Allowance for Credit Losses, which includes hiring an external consultant to assist with the continued refinement and testing of design features and controls.

Other than the actions described above, during the fiscal quarter ended March 31, 2022, there were no change in our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

On September 19, 2022, a complaint was filed in the Court of Common Pleas in Philadelphia, Pennsylvania against the Company and its current Interim Chief Executive Officer and director and two other current directors.  The plaintiffs, the former Chairman of the Board and Chief Executive Officer of the Company and a former director of the Company, allege defamation, defamation per se and false light against the three individual defendants. The former Chairman of the Board and Chief Executive Officer also alleges a breach of his employment agreement by the Company. The complaint seeks certain reimbursement payments and compensatory and (as against the individual defendants) punitive damages. The matter is in its early stages and, accordingly, the Company is still assessing the potential outcomes and materiality of the matter.  The Company plans to defend itself vigorously in this matter.

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation. Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Exhibit Number	Description	Location

3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-K filed March 10, 2017

3.2	Amended and Restated By-laws of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-Q filed May 11, 2020

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Republic First Bancorp, Inc.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed herewith

32.1	Section 1350 Certification of Harry D. Madonna	Furnished herewith

32.2	Section 1350 Certification of Jonathan D. Hill	Furnished herewith

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (v) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: November 18, 2022	By:	/s/ Harry D. Madonna
Harry D. Madonna
Interim Chief Executive Officer (principal executive officer)

Date: November 18, 2022	By:	/s/ Jonathan D. Hill
Jonathan D. Hill
Senior Vice President and Interim Chief Financial Officer (principal financial and accounting officer)