Form 10-Q
period 2022-06-30
REPUBLIC FIRST BANCORP INC
filed 2022-12-12
CIK 834285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022.

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

YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	63,788,564
Title of Class	Number of Shares Outstanding as of December 8, 2022

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2022 and December 31, 2021

(Dollars in thousands, except per share data)

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Cash and due from banks	$16,423	$14,072
Interest bearing deposits with banks	69,733	104,812
Cash and cash equivalents	86,156	118,884
Investment securities available for sale, at fair value	1,111,672	1,075,366
Investment securities held to maturity, at amortized cost (fair value of $1,400,045 and $1,647,360, respectively)	1,600,085	1,660,292
Equity securities	6,793	9,173
Restricted stock, at cost	15,528	3,510
Mortgage loans held for sale, at fair value	5,670	8,538
Other loans held for sale	4,759	5,224
Loans receivable (net of allowance for credit losses of $19,127 and $18,964, respectively)	2,731,556	2,488,401
Premises and equipment, net	130,498	127,440
Other real estate owned, net	230	360
Accrued interest receivable	16,381	15,073
Operating lease right-of-use asset	75,271	75,627
Other assets	72,283	38,768
Total Assets	$5,856,882	$5,626,656
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$1,425,659	$1,404,360
Demand – interest bearing	2,294,931	2,283,779
Money market and savings	1,342,883	1,305,096
Time deposits	149,553	197,945
Total Deposits	5,213,026	5,191,180
Other borrowings	292,500	-
Accrued interest payable	498	550
Other liabilities	22,954	17,636
Operating lease liability	81,700	81,770
Subordinated debt	11,281	11,278
Total Liabilities	5,621,959	5,302,414
Commitments and contingencies (see note 3)	-	-
Shareholders’ Equity
Preferred stock, par value $0.01 per share; liquidation preference $25.00 per share; 10,000,000 shares authorized; shares issued 1,471,000 as of June 30, 2022 and 2,000,000 as of December 31, 2021; shares outstanding 1,471,000 as of June 30, 2022 and 2,000,000 as of December 31, 2021	15	20
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 64,284,805 as of June 30, 2022 and 59,471,998 as of December 31, 2021; shares outstanding 63,755,960 as of June 30, 2022 and 58,943,153 as of December 31, 2021	643	595
Additional paid in capital	326,031	324,618
Retained earnings	20,474	13,591
Treasury stock at cost (503,408 shares as of June 30, 2022 and December 31, 2021)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of June 30, 2022 and December 31, 2021)	(183)	(183)
Accumulated other comprehensive loss	(108,332)	(10,674)
Total Shareholders’ Equity	234,923	324,242
Total Liabilities and Shareholders’ Equity	$5,856,882	$5,626,656

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2022 and 2021

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:
Interest and fees on taxable loans	$26,994	$28,033	$52,651	$57,500
Interest and fees on tax-exempt loans	557	427	968	863
Interest and dividends on taxable investment securities	14,248	6,752	27,445	13,145
Interest and dividends on tax-exempt investment securities	340	78	483	153
Interest on federal funds sold and other interest-earning assets	85	64	125	113
Total interest income	42,224	35,354	81,672	71,774
Interest expense:
Demand- interest bearing	2,528	3,282	4,738	6,540
Money market and savings	779	932	1,574	2,050
Time deposits	222	427	468	966
Other borrowings	295	74	352	147
Total interest expense	3,824	4,715	7,132	9,703
Net interest income	38,400	30,639	74,540	62,071
Provision for credit losses	(380)	-	240	3,000
Net interest income after provision for credit losses	38,780	30,639	74,300	59,071
Non-interest income:
Loan and servicing fees	694	660	1,189	1,293
Mortgage banking income	888	2,908	2,003	7,472
Gain on sales of SBA loans	684	633	1,211	1,394
Service fees on deposit accounts	3,108	3,260	6,575	7,220
Gain on sale or call of investment securities	-	2	-	2
Other non-interest income	(501)	217	(1,758)	574
Total non-interest income	4,873	7,680	9,220	17,955
Non-interest expenses:
Salaries and employee benefits	16,349	14,855	30,881	29,576
Occupancy	3,468	3,831	7,400	7,608
Depreciation and amortization	2,149	2,015	4,262	4,309
Legal	6,859	294	7,326	511
Other real estate owned	(111)	493	92	591
Appraisal and other loan expenses	54	545	387	1,259
Advertising	233	119	444	290
Data processing	1,136	1,762	4,035	3,519
Insurance	169	299	481	634
Professional fees	1,055	763	2,020	1,571
Debit card processing	906	798	1,732	1,784
Regulatory assessments and costs	1,077	881	2,189	1,607
Taxes, other	790	783	1,314	1,105
Other operating expenses	3,653	3,081	6,882	5,502
Total non-interest expense	37,787	30,519	69,445	59,866
Income before provision for income taxes	5,866	7,800	14,075	17,160
Provision for income taxes	1,368	1,866	3,458	4,158
Net income	$4,498	$5,934	$10,617	$13,002
Preferred stock dividends	644	875	1,510	1,750
Net income available to common shareholders	$3,854	$5,059	$9,107	$11,252
Net income per share
Basic earnings per common share	$0.06	$0.09	$0.15	$0.19
Diluted earnings per common share	$0.06	$0.08	$0.14	$0.17

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

For the Three and Six Months Ended June 30, 2022 and 2021

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$4,498	$5,934	$10,617	$13,002

Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on securities (pre-tax $(62,512), $7,949, ($131,318), and ($1,559), respectively)	(46,654)	5,937	(98,006)	(1,161)
Reclassification adjustment for securities gains (pre-tax ($-), ($2), ($-), and ($2), respectively)	-	(1)	-	(1)
Net unrealized (losses) gains on securities	(46,654)	5,936	(98,006)	(1,162)
Amortization of net unrealized holding losses to income during the period (pre-tax $212, $660, $466, and $1,498 respectively)	158	489	348	1,117

Total other comprehensive (loss) income	(46,496)	6,425	(97,658)	(45)

Total comprehensive (loss) income	$(41,998)	$12,359	$(87,041)	$12,957

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$10,617	$13,002
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	240	3,000
Write-down of other real estate owned	86	350
Depreciation and amortization	4,262	4,309
Stock based compensation	829	1,029
Gain on sale or call of investment securities	-	(2)
Fair value adjustment on equity securities	2,380	(202)
Amortization of premiums on investment securities	2,834	4,291
Accretion of discounts on retained SBA loans	(612)	(455)
Fair value adjustments on SBA servicing assets	670	298
Proceeds from sales of SBA loans originated for sale	12,436	13,350
SBA loans originated for sale	(10,760)	(11,428)
Gains on sales of SBA loans originated for sale	(1,211)	(1,376)
Proceeds from sales of mortgage loans originated for sale	60,356	276,657
Mortgage loans originated for sale	(56,513)	(232,663)
Fair value adjustment for mortgage loans originated for sale	190	1,824
Gains on mortgage loans originated for sale	(1,582)	(7,661)
Amortization of debt issuance costs	3	3
Non-cash expense related to leases	286	204
Repayment of operating lease liabilities	(2,774)	(2,767)
Increase in accrued interest receivable and other assets	(2,435)	(443)
Net increase (decrease) in accrued interest payable and other liabilities	8,116	(3,752)
Net cash provided by operating activities	27,418	57,568

Cash flows from investing activities
Purchase of investment securities available for sale	(247,895)	(308,819)
Purchase of investment securities held to maturity	(51,145)	(378,895)
Proceeds from the paydown, maturity, or call of securities available for sale	79,116	68,905
Proceeds from the paydown, maturity, or call of securities held to maturity	110,140	135,327
Net purchase of restricted stock	(12,018)	(471)
Net increase (decrease) in loans	(244,816)	124,341
Net proceeds from sale of other real estate owned	329	155
Premises and equipment expenditures	(7,320)	(4,814)
Net cash used in investing activities	(373,609)	(364,271)

Cash flows from financing activities
Proceeds from exercise of stock options	627	92
Increase in demand, money market and savings deposits	70,238	545,121
Net increase (decrease) in time deposits	(48,392)	996
Net (repayment) increase in other borrowings	292,500	(246,357)
Preferred stock dividends paid	(1,510)	(1,750)
Net cash provided by financing activities	313,463	298,102

Net (decrease) in cash and cash equivalents	(32,728)	(8,601)
Cash and cash equivalents, beginning of year	118,884	775,300
Cash and cash equivalents, end of period	$86,156	$766,699

Supplemental disclosures
Interest paid	$7,070	$9,370
Income taxes paid	$3,190	$6,905
Non-cash transfers from loans receivable to other real estate owned	$285	$168
Non-cash transfers from loans held for sale to loans receivable	$476	$-
Lease liabilities arising from obtaining right-of-use assets	$2,687	$8,122

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Six Months Ended June 30, 2022 and 2021

(Dollars in thousands)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings / Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance April 1, 2022	$15	$643	$325,479	$16,620	$(3,725)	$(183)	$(61,836)	$277,013
Net income				4,498				4,498
Preferred stock dividends paid (1)				(644)				(644)
Other comprehensive loss, net of tax							(46,496)	(46,496)
Stock based compensation			540					540
Units vested (9,564 shares)		-	-					-
Options exercised (3,725 shares)			12					12

Balance June 30, 2022	$15	$643	$326,031	$20,474	$(3,725)	$(183)	$(108,332)	$234,923

Balance January 1, 2022	$20	$595	$324,618	$13,591	$(3,725)	$(183)	$(10,674)	$324,242
Adjustment for adoption of ASC 2016-13, net of tax				(2,224)				(2,224)
Net income				10,617				10,617
Preferred stock dividends paid (2)				(1,510)				(1,510)
Other comprehensive loss, net of tax							(97,658)	(97,658)
Stock based compensation			829					829
Conversion of preferred stock to common stock (529,000 shares and 4,408,324 shares)	(5)	44	(39)					-
Units vested (176,475 shares)		2	(2)					-
Options exercised (228,008 shares)		2	625					627

Balance June 30, 2022	$15	$643	$326,031	$20,474	$(3,725)	$(183)	$(108,332)	$234,923

Balance April 1, 2021	$20	$594	$322,861	$(1,892)	$(3,725)	$(183)	$(9,299)	$308,376
Net income				5,934				5,934
Preferred stock dividends paid (1)				(875)				(875)
Other comprehensive income, net of tax							6,425	6,425
Stock based compensation			532					532
Options exercised (12,875 shares)			49					49

Balance June 30, 2021	$20	$594	$323,442	$3,167	$(3,725)	$(183)	$(2,874)	$320,441

Balance January 1, 2021	$20	$594	$322,321	$(8,085)	$(3,725)	$(183)	$(2,829)	$308,113
Net income				13,002				13,002
Preferred stock dividends paid (2)				(1,750)				(1,750)
Other comprehensive loss, net of tax							(45)	(45)
Stock based compensation			1,029					1,029
Options exercised (26,375 shares)			92					92

Balance June 30, 2021	$20	$594	$323,442	$3,167	$(3,725)	$(183)	$(2,874)	$320,441

(1)	Dividends per share of $0.44 and $0.44 were declared and paid on preferred stock for the three months ended June 30, 2022 and June 30, 2021
(2)	Dividends per share of $0.88 and $0.88 were declared and paid on preferred stock for the six months ended June 30, 2022 and June 30, 2021

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period.

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

The coronavirus (“COVID-19”) outbreak and the public health response to contain it resulted in unprecedented economic and financial market conditions around the world that has affected daily living and negatively impacted the global economy.  Additionally, more recent geopolitical (including the conflict in Ukraine), inflationary pressures, and interest rate hikes by the Board of Governors of the Federal Reserve System (“Federal Reserve”) have added even further uncertainty to the overall economic environment. In response to the conditions initially surrounding the COVID-19 outbreak, the Federal Reserve  reduced the federal funds target range by 150 basis points to 0.00% to 0.25% as of March 2020.  Conversely, during the first half of 2022, the federal funds target range increased by 150 basis points to a range of 1.50% - 1.75% to curb inflation, with continued increases planned.

The effects of the COVID-19 pandemic, geopolitical conflict, inflationary pressures, and higher interest rates may meaningfully impact loan production, income levels, and the measurement of certain significant estimates such the allowance for credit losses. Moreover, if in a period of economic contraction, elevated levels of credit losses and reduced interest income may occur. The extent to which the economic environment has a further impact on the Company's business, results of operations, and financial condition, as well as the Company's regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the current economic environment and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic, geopolitical conflict, and inflationary pressure.

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

Interest Rate Lock Commitments (“IRLCs”)

Mortgage loan commitments known as interest rate locks that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance in FASB ASC 815, Derivatives and Hedging. Loan commitments that are classified as derivatives are recognized at fair value on the balance sheet as other assets and other liabilities with changes in their fair values recorded as mortgage banking income and included in non-interest income in the statements of income. Outstanding interest rate lock commitments (“IRLCs”) are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation, or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. Republic is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Republic uses best efforts commitments to substantially eliminate these risks. The valuation of the IRLCs issued by Republic includes the value of the servicing released premium. Republic sells loans where the servicing is released, and the servicing released premium is included in the market price. See Note 11: Derivatives and Risk Management Activities for further detail of IRLCs.

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

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“the 2005 Plan”), under which the Company granted options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of June 30, 2022, the only grants outstanding under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company’s stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015.

On April 29, 2014, the Company’s shareholders approved the 2014 Republic First Bancorp, Inc. Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. Compensation cost for all awards is calculated and recognized over the vesting period of the awards. If the service conditions are not met, the Company reverses previously recorded compensation expense upon forfeiture. The Company’s accounting policy election is to recognize forfeitures as they occur. At June 30, 2022, the maximum number of common shares issuable under the 2014 Plan was 6.5 million shares. During the six months ended June 30, 2022, 714,167 stock units were granted under the 2014 Plan with a fair value of $3.7 million.

On April 27, 2021, the Company’s shareholders approved the 2021 Equity Incentive Plan of Republic First Bancorp, Inc. (the “2021 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2021 Plan, the maximum number of shares which may be issued or awarded is 7.5 million shares of common stock. As of June 30, 2022, no shares have been granted under the 2021 Plan.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.

During the six months ended June 30, 2022 and 2021, 837,209 shares and 634,635 shares vested, respectively. Expense is recognized ratably over the period required to vest. On June 30, 2022, the intrinsic value of the 4,986,181 options outstanding was $1.2 million, while the intrinsic value of the 4,278,625 exercisable (vested) options was $851,000. On June 30, 2021, the intrinsic value of the 5,613,724 options outstanding was $2.1 million, while the intrinsic value of the 3,833,260 exercisable (vested) options was $1.0 million. During the six months ended June 30, 2022, 228,008 options were exercised resulting in cash receipts of $627,000 and 118,586 options were forfeited with a weighted average grant date fair value of $227,000. During the six months ended June 30, 2021, 26,375 options were exercised resulting in cash receipts of $92,000 and 259,326 options were forfeited with a weighted average grant date fair value of $487,533.

Information regarding stock option compensation for the six months ended June 30, 2022 and 2021 is set forth below:

	2022	2021
Stock based compensation expense recognized	$223,000	$785,724
Number of unvested stock options	707,556	1,780,464
Fair value of unvested stock options	$368,935	$2,986,049
Amount remaining to be recognized as expense	$500,238	$2,353,785

The remaining unrecognized expense amount of $500,238 will be recognized ratably as expense through December 2024.

The Company granted stock units under the 2014 Plan during the six-month period ended June 30, 2022 and 2021. The compensation expense for the stock units is recognized based on the market price of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures.

The following table details the Stock Units for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Beginning balance	1,035,936	$4.68	515,550	$3.34
Granted	5,084	4.56	9,663	3.82
Vested	(9,564)	5.26	-	-
Forfeited	(18,014)	4.40	(350)	3.34
Ending balance	1,013,442	$4.60	524,863	$3.35

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Beginning balance	516,513	$3.36	-	$-
Granted	714,167	5.25	530,013	3.35
Vested	(176,475)	3.88	-	-
Forfeited	(40,763)	3.42	(5,150)	3.34
Ending balance	1,013,442	$4.60	524,863	$3.35

Information regarding stock unit compensation for the six months ended June 30, 2022 and 2021 is set forth below:

	2022	2021
Stock based compensation expense recognized	$606,000	$243,835
Number of unvested stock units	1,013,442	524,863
Fair value of unvested stock units	$3,799,733	$1,757,692
Amount remaining to be recognized as expense	$4,104,128	$1,513,857

The remaining unrecognized expense amount of $4,104,128 will be recognized ratably as expense through June 2026.

Earnings per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options/units granted through the Company’s stock option plans for the six months ended June 30, 2022 and June 30, 2021.

The calculation of EPS for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income attributable to basic common shareholders	$3,854	$5,059	$9,107	$11,252

Weighted average shares outstanding	63,748	58,875	61,501	58,868

Net income per share – basic	$0.06	$0.09	$0.15	$0.19

Preferred stock dividends	$644	$875	$1,510	$1,750

Net income attributable to diluted common shareholders	$4,498	$5,934	$10,617	$13,002

Weighted average shares outstanding (including dilutive CSEs)	76,546	76,167	75,889	75,984

Net income per share – diluted	$0.06	$0.08	$0.14	$0.17

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

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Anti-dilutive securities

Share based compensation awards	5,444	5,514	5,273	5,689

Convertible preferred stock	-	-	-	-

Total anti-dilutive securities	5,444	5,514	5,273	5,689

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

The Company elected to delay the implementation of ASU 2016-13 following the approval of the CARES Act and continued to use the incurred loss methodology for estimating the allowance for credit losses in 2020 and 2021. ASU 2016-13 requires financial institutions to calculate an allowance utilizing a reasonable and supportable forecast period which the Company has established as a one-year period. In the unprecedented circumstances surrounding the COVID-19 pandemic and the response thereto, the Company believed that adopting ASU 2016-13 in the first quarter of 2020 would have added an unnecessary level of subjectivity and volatility to the calculation of the allowance for credit losses. With the approval of the Consolidated Appropriations Act, 2021, management elected to further delay adoption of ASU 2016-13 to January 1, 2022. This allowed the Company to utilize the CECL standard for the entire year of adoption.

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

On September 19, 2022, a complaint was filed in the Court of Common Pleas in Philadelphia, Pennsylvania against the Company and its current Interim Chief Executive Officer and director and two other current directors.  The lawsuit is styled Vernon Hill et al. v. Lisa Jacobs, et al., Case No. 220901684.  The two plaintiffs, the former Chairman of the Board and Chief Executive Officer of the Company and a former director of the Company, allege defamation, defamation per se and false light against the three individual defendants. The former Chairman of the Board and Chief Executive Officer also alleges a breach of his employment agreement by the Company. The complaint seeks certain reimbursement payments and compensatory and (as against the individual defendants) punitive damages. The matter is in its early stages and, accordingly, the Company is still assessing the potential outcomes and materiality of the matter. On November 21, 2022, the defendants all filed Preliminary Objections to the Complaint.  Plaintiffs’ response to those objections are due in the latter part of December.  The Company plans to defend itself vigorously.

The Company is aware that on November 22, 2022, shareholders George E. Norcross, III, Gregory B. Braca and Philip A. Norcross filed a complaint in the same Philadelphia Court of Common Pleas against the Company and its directors.  The lawsuit, captioned George E. Norcross, III, et al. v. Republic First Bancorp, Inc. Case No. 221102195, complains generally that the Company and its Board have acted in violation of their fiduciary duties by rejecting Plaintiffs’ efforts to nominate Mr. Braca as a director candidate at the upcoming annual meeting of shareholders, scheduled for January 2023.  The Company rejected that attempted nomination on grounds that the plaintiff who made the nomination was not a stockholder of record, as the Company’s By-Laws require.  Plaintiffs seek injunctive and declaratory relief that includes a demand that the Court waive enforcement of the Company’s By-Laws, reopen the deadline for nominating director candidates or find that the defendants violated the Company’s By-Laws in connection with its appointment of director Benjamin Duster to fill a vacancy on the Board. On December 6, 2022, plaintiffs filed a motion for preliminary injunction and asked defendants to accept service of the complaint, which they have done.  The parties are awaiting a conference with the court to set a schedule for proceedings related to plaintiffs’ motion. Given the procedural posture and its early stage, the Company cannot predict potential outcomes of the matter or plaintiffs’ motion; however, the defendants deny the alleged wrongdoing and intend to defend the matter vigorously.

On November 28, 2022, Plaintiffs Vernon Hill (“Hill”) and Interarch, Inc. (“Interarch”) filed an action in the United States District Court for the Eastern District of Pennsylvania, captioned Hill and Interarch v. Republic First Bancorp, Inc. et al., No. 2:22-cv-04735. Hill is a former Republic First Bancorp, Inc. (“Republic”) board chair and Chief Executive Officer and a former Republic director.  Interarch, owned by Hill’s wife, Shirley Hill, provided certain branding and architecture services to Republic.  Plaintiffs Hill and Interarch bring claims against Defendants Republic and two Republic employees (who are former Interarch employees), Rodney Dean (“Dean”) and John Chessa (“Chessa”).  Plaintiff Interarch brings claims for copyright infringement (against Republic), misappropriation of trade secrets under federal and state law (against all Defendants), tortious interference (against Republic), breach of contract (against Republic), breach of the duty of loyalty (against Dean and Chessa), unfair competition (against Republic), and a request for a declaratory judgment relating to these claims (against all Defendants).  Hill, in turn, brings a claim for trademark infringement (against Republic), and Hill and Interarch together bring a claim for unjust enrichment (against Republic).  This matter is in its early stages, and Republic is assessing the potential outcome and materiality of this matter.  The Company intends to defend itself vigorously in this matter.

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

Note 5: Investment Securities

A summary of the amortized cost and market value of securities available for sale, securities held to maturity, and equity securities as of June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
Available for sale
U.S. Government agencies	$20,990	$-	$(939)	$20,051
Collateralized mortgage obligations	396,163	-	(45,387)	350,776
Agency mortgage-backed securities	552,319	1	(67,560)	484,760
Municipal securities	52,291	3	(3,676)	48,618
Corporate bonds	232,833	247	(25,613)	207,467
Investment securities available for sale	$1,254,596	$251	$(143,175)	$1,111,672

Held to maturity
U.S. Government agencies	$56,226	$-	$(3,012)	$53,214
Collateralized mortgage obligations	385,744	134	(37,123)	348,755
Agency mortgage-backed securities	1,158,115	426	(160,465)	998,076
Investment securities held to maturity	$1,600,085	$560	$(200,600)	$1,400,045

Equity securities (1)				$6,793
(1)	Equity securities consist of investments in non-cumulative preferred stock.

	December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
Available for sale
U.S. Government agencies	$25,671	$-	$(743)	$24,928
Collateralized mortgage obligations	375,570	989	(5,010)	371,549
Agency mortgage-backed securities	446,740	254	(5,511)	441,483
Municipal securities	6,596	344	-	6,940
Corporate bonds	232,395	1,480	(3,409)	230,466
Investment securities available for sale	$1,086,972	$3,067	$(14,673)	$1,075,366

Held to maturity
U.S. Government agencies	$66,438	$1,549	$-	$67,987
Collateralized mortgage obligations	400,424	4,607	(8,803)	396,228
Agency mortgage-backed securities	1,193,430	2,295	(12,580)	1,183,145
Investment securities held to maturity	$1,660,292	$8,451	$(21,383)	$1,647,360

Equity securities (1)				$9,173
(1)	Equity securities consist of investments in non-cumulative preferred stock.

The following table presents investment securities by stated maturity as of June 30, 2022. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay with or without prepayment penalties and, therefore, these securities are classified separately with no specific maturity date.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$36,208	$31,845	$-	$-
After 1 year to 5 years	96,034	92,702	56,226	53,214
After 5 years to 10 years	67,655	63,394	-	-
After 10 years	106,217	88,195	-	-
Collateralized mortgage obligations	396,163	350,776	385,744	348,755
Agency mortgage-backed securities	552,319	484,760	1,158,115	998,076
Total investment securities	$1,254,596	$1,111,672	$1,600,085	$1,400,045

The Company’s investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities. Equity securities consist of investments in non-cumulative preferred stock. There were no private label mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) held in the investment securities portfolio as of June 30, 2022 or December 31, 2021. There was also no MBS or CMO securities that were rated “Alt-A” or “sub-prime” as of those dates.

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

The Company evaluates investment securities that are in an unrealized/unrecognized loss position on a quarterly basis and more frequently when warranted in order to determine if the decline in fair value is below the amortized cost of the asset. Accounting standards require the evaluation of the discounted cash flows when estimating expected credit losses to determine if a credit loss has occurred. In the event of a credit loss, that amount must be recognized against income in the current period. The portion of the unrealized loss related to other factors, such as liquidity conditions in the market or the current interest rate environment, is recorded in accumulated other comprehensive income (loss) for investment securities classified available for sale. There were no credit-related impairment charges recognized in net income during the six months ended June 30, 2022 or the year ended December 31, 2021.

The following tables show the fair value and gross unrealized/unrecognized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized/unrecognized loss position as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$-	$-	$20,051	$939	$20,051	$939
Collateralized mortgage obligations	290,660	33,621	58,991	11,766	349,651	45,387
Agency mortgage-backed securities	382,431	50,375	102,329	17,185	484,760	67,560
Municipal securities	47,536	3,676	-	-	47,536	3,676
Corporate bonds	158,736	20,682	40,485	4,931	199,221	25,613
Investment Securities Available for Sale	$879,363	$108,354	$221,856	$34,821	$1,101,219	$143,175

	June 30, 2022
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses

U.S. Government agencies	$53,214	$3,012	$-	$-	$53,214	$3,012
Collateralized mortgage obligations	166,962	15,600	169,266	21,523	336,228	37,123
Agency mortgage-backed securities	799,752	126,750	180,780	33,715	980,532	160,465

Investment Securities Held to Maturity	$1,019,928	$145,362	$350,046	$55,238	$1,369,974	$200,600

	December 31, 2021
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$-	$-	$24,928	$743	$24,928	$743
Collateralized mortgage obligations	188,416	2,982	57,708	2,028	246,124	5,010
Agency mortgage-backed securities	365,859	4,896	39,928	615	405,787	5,511
Municipal securities	-	-	-	-	-	-
Corporate bonds	154,436	2,281	33,351	1.128	187,787	3,409
Investment Securities Available for Sale	$708,711	$10,159	$155,915	$4,514	$864,626	$14,673

	December 31, 2021
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses

U.S. Government agencies	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations	183,376	6,719	81,994	2,084	265,370	8,803
Agency mortgage-backed securities	899,231	10,815	61,756	1,765	960,987	12,580

Investment Securities Held to Maturity	$1,082,607	$17,534	$143,750	$3,849	$1,226,357	$21,383

Unrealized/unrecognized losses on securities in the investment portfolio amounted to $343.8 million with a total fair value of $2.5 billion as of June 30, 2022 compared to unrealized/unrecognized losses of $36.1 million with a total fair value of $2.1 billion as of December 31, 2021. The Company believes the unrealized/unrecognized losses presented in the tables above are primarily related to market interest rates or limited trading activity in a particular type of security rather than the underlying credit quality of the issuers. The Company does not currently intend to sell or believe it will be required to sell securities in an unrealized/unrecognized loss position prior to maturity or recovery of the amortized cost bases.

The Company held seventeen U.S. Government agency securities, 91 collateralized mortgage obligations and 103 agency mortgage-backed securities that were in an unrealized/unrecognized loss position as of June 30, 2022. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of losses related to credit factors on any of these securities and believes the unrealized/unrecognized losses are due to fluctuations in fair values resulting from changes in market interest rates as of June 30, 2022.

All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. As of June 30, 2022, the investment portfolio included fifteen municipal securities that were in an unrealized loss position.

On June 30, 2022, the investment portfolio included twenty-two corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration.

There were no proceeds from the sale of securities during the three or six months ended June 30, 2022 or June 30, 2021.

There was no allowance for credit losses recorded for debt securities available for sale at either June 30, 2022 or December 31, 2021. Additionally, for the three months and six months ended June 30, 2022 and 2021, there no credit-related investment impairment losses recognized.

Note 6: Loans Receivable and Allowance for Credit Losses

The following table sets forth the Company’s gross loans by major category as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	June 30, 2022	December 31, 2021

Commercial real estate	$827,720	$780,311
Construction and land development	212,436	216,008
Commercial and industrial	310,783	252,376
Owner occupied real estate	552,723	526,570
Consumer and other	81,140	83,487
Residential mortgage	739,768	536,332
Paycheck protection program	29,824	119,039
Total loans receivable	2,754,394	2,514,123
Deferred costs (fees)	(3,711)	(6,758)
Allowance for credit losses	(19,127)	(18,964)
Net loans receivable	$2,731,556	$2,488,401

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2022 and December 31, 2021

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At June 30, 2022
Commercial real estate	$256	$-	$825	$1,081	$826,639	$827,720	$-
Construction and land development	-	-	9,128	9,128	203,308	212,436	-
Commercial and industrial	3,502	-	305	3,807	306,976	310,783	-
Owner occupied real estate	4,139	-	3,225	7,364	545,359	552,723	-
Consumer and other	1,631	2	1,044	2,677	78,463	81,140	107
Residential mortgage	1,128	-	-	1,128	738,640	739,768	-
Paycheck protection program	2,946	-	13	2,959	26,865	29,824	13
Total	$13,602	$2	$14,540	$28,144	$2,726,250	$2,754,394	$120

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
December 31, 2021
Commercial real estate	$-	$-	$4,493	$4,493	$775,818	$780,311	$-
Construction and land development	-	-	-	-	216,008	216,008	-
Commercial and industrial	-	-	2,558	2,558	249,818	252,376	-
Owner occupied real estate	-	4,139	3,714	7,853	518,717	526,570	-
Consumer and other	92	20	1,080	1,192	82,295	83,487	5
Residential mortgage	3,165	-	701	3,866	532,466	536,332	-
Paycheck protection program	1,594	547	318	2,459	116,580	119,039	318
Total	$4,851	$4,706	$12,864	$22,421	$2,491,702	$2,514,123	$323

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

The following table presents the classes of the loan portfolio summarized by the amortized cost basis by origination year and the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2022:

Loans Amortized Cost Basis by Origination Year

(dollar in thousands) June 30, 2022	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total

Commercial Real Estate
Pass	$104,204	$196,360	$132,526	$111,461	$76,771	$196,282	$9,291	$826,895
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	470	-	-	355	-	825
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$104,204	$196,360	$132,996	$111,461	$76,771	$196,637	$9,291	$827,720

Construction & Land Development
Pass	$20,612	$94,032	$60,525	$18,532	$56	$6,543	$3,008	$203,308
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	9,128	-	-	-	-	9,128
Doubtful	-	-	-	-	-	-	-	-
Total Construction	$20,612	$94,032	$69,653	$18,532	$56	$6,543	$3,008	$212,436

Commercial & Industrial
Pass	$75,170	$35,686	$17,730	$12,599	$12,410	$22,447	$134,436	$310,478
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	305	-	305
Doubtful	-	-	-	-	-	-	-	-
Total Commercial & Industrial	$75,170	$35,686	$17,730	$12,599	$12,410	$22,752	$134,436	$310,783

Owner Occupied Real Estate
Pass	$59,625	$96,856	$87,366	$44,454	$77,875	$162,059	$15,177	$543,412
Special Mention	-	-	-	-	-	232	-	232
Substandard	-	-	-	4,131	-	4,948	-	9,079
Doubtful	-	-	-	-	-	-	-	-
Total Owner Occupied	$59,625	$96,856	$87,366	$48,585	$77,875	$167,239	$15,177	$552,723

Consumer & Other
Pass	$2,207	$1,943	$1,725	$1,844	$1,397	$3,782	$67,305	$80,203
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	113	23	801	937
Doubtful	-	-	-	-	-	-	-	-
Total Consumer & Other	$2,207	$1,943	$1,725	$1,844	$1,510	$3,805	$68,106	$81,140

Residential Mortgage
Pass	$219,920	$206,962	$164,834	$88,304	$15,444	$44,304	$-	$739,768
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Residential Mortgage	$219,920	$206,962	$164,834	$88,304	$15,444	$44,304	$-	$739,768

Paycheck Protection Program
Pass	$-	$28,496	$1,328	$-	$-	$-	$-	$29,824
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Paycheck Protection	$-	$28,496	$1,328	$-	$-	$-	$-	$29,824

Total
Pass	$481,738	$660,335	$466,034	$277,194	$183,953	$435,417	$229,217	$2,733,888
Special Mention	-	-	-	-	-	232	-	232
Substandard	-	-	9,598	4,131	113	5,631	801	20,274
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$481,738	$660,335	$475,632	$281,325	$184,066	$441,280	$230,018	$2,754,394

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2021:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2021:
Commercial real estate	$775,818	$-	$4,493	$-	$780,311
Construction and land development	216,008	-	-	-	216,008
Commercial and industrial	249,818	-	2,558	-	252,376
Owner occupied real estate	516,741	236	9,593	-	526,570
Consumer and other	82,412	-	1,075	-	83,487
Residential mortgage	535,631	-	701	-	536,332
Paycheck protection program	119,039	-	-	-	119,039
Total	$2,495,467	$236	$18,420	$-	$2,514,123

The following table shows non-accrual loans by class as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	June 30, 2022	December 31, 2021

Commercial real estate	$825	$4,493
Construction and land development	9,128	-
Commercial and industrial	305	2,558
Owner occupied real estate	3,225	3,714
Consumer and other	937	1,075
Residential mortgage	-	701
Paycheck protection program	-	-
Total	$14,420	$12,541

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $164,000 and $355,000 for the six months ended June 30, 2022 and 2021, respectively.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2022:

(dollars in thousands)	Real Estate	Business Asset	Total
Commercial real estate	$825	$-	$825
Construction and land development	9,128	-	9,128
Commercial and industrial	305	-	305
Owner occupied real estate	9,079	-	9,079
Consumer and other	937	-	937
Residential mortgage	-	-	-
Paycheck protection program	-	-	-
Total	$20,274	$-	$20,274

Impaired loans – Impaired loans disclosures presented below as of December 31, 2021 and for the three and six months ended June 30, 2021, represent requirements prior to the adoption of CECL on January 1, 2022.

The following table summarizes information regarding impaired loans by loan portfolio class as of December 31, 2021:

	December 31, 2021
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$479	$691	$-
Construction and land development	-	-	-
Commercial and industrial	80	81	-
Owner occupied real estate	2,080	2,080	-
Consumer and other	1,075	1,422	-
Residential mortgage	701	768	-
Paycheck protection program	-	-	-
Total	$4,415	$5,042	$-

With an allowance recorded:
Commercial real estate	$4,014	$4,536	$992
Construction and land development	-	-	-
Commercial and industrial	2,478	2,616	1,169
Owner occupied real estate	7,513	7,532	582
Consumer and other	-	-	-
Residential mortgage	-	-	-
Paycheck protection program	-	-	-
Total	$14,005	$14,684	$2,743

Total:
Commercial real estate	$4,493	$5,227	$992
Construction and land development	-	-	-
Commercial and industrial	2,558	2,697	1,169
Owner occupied real estate	9,593	9,612	582
Consumer and other	1,075	1,422	-
Residential mortgage	701	768	-
Paycheck protection program	-	-	-
Total	$18,420	$19,726	$2,743

The following table presents additional information regarding the Company’s impaired loans for the three and six months ended June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021		2021
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$322	$-	$494	$2
Construction and land development	-	-	-	-
Commercial and industrial	2,297	-	2,298	-
Owner occupied real estate	3,009	8	2,882	31
Consumer and other	1,239	5	1,180	13
Residential mortgage	725	-	714	-
Paycheck protection program	-	-	-	-
Total	$7,592	$13	$7,568	$46

With an allowance recorded:
Commercial real estate	$4,015	$-	$4,014	$-
Construction and land development	-	-	-	-
Commercial and industrial	263	-	266	-
Owner occupied real estate	1,065	-	1,070	-
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Paycheck protection program	-	-	-	-
Total	$5,343	$-	$5,350	$-

Total:
Commercial real estate	$4,337	$-	$4,508	$2
Construction and land development	-	-	-	-
Commercial and industrial	2,560	-	2,564	-
Owner occupied real estate	4,074	8	3,952	31
Consumer and other	1,239	5	1,180	13
Residential mortgage	725	-	714	-
Paycheck protection program	-	-	-	-
Total	$12,935	$13	$12,918	$46

The following tables detail activity in the allowance for credit losses for the three six months ended June 30, 2022 and the allowance for loan losses for the three and six months ended June 30, 2021. The Company adopted ASU 2016-13 on January 1, 2022 using the modified retrospective approach. Results for the periods beginning after January 1, 2022 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. The transition adjustment includes an increase in the allowance of $3.0 million. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

Allowance for Credit Losses:
Beginning balance March 31, 2022:	$5,370	$1,268	$3,445	$4,784	$918	$6,729	$-	$-	$22,514
Charge-offs	(621)	-	(2,161)	(787)	(115)	-	-	-	(3,684)
Recoveries	-	-	7	590	80	-	-	-	677
Provisions (credits)	104	(472)	(147)	(448)	(164)	747	-	-	(380)
Ending balance June 30, 2022:	$4,853	$796	$1,144	$4,139	$719	$7,476	$-	$-	$19,127

(Dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

Allowance for Credit Losses:
Beginning balance December 31, 2021:	$5,802	$1,544	$2,856	$3,158	$629	$4,922	$-	$53	$18,964
Day 1 effect of CECL	90	297	(540)	2,049	34	1,103		(53)	2,980
Charge-offs	(621)	-	(2,161)	(787)	(182)	-	-	-	(3,751)
Recoveries	-	-	16	597	81	-	-	-	694
Provisions (credits)	(418)	(1,045)	973	(878)	157	1,451	-	-	240
Ending balance June 30, 2022:	$4,853	$796	$1,144	$4,139	$719	$7,476	$-	$-	$19,127

(Dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

Allowance for Loan Losses:
Beginning balance March 31, 2021:	$5,640	$1,081	$1,736	$2,429	$745	$3,956	$-	$504	$16,091
Charge-offs	-	-	(61)	-	(12)	-	-	-	(73)
Recoveries	-	-	43	-	49	-	-	-	92
Provisions (credits)	279	52	(215)	11	(65)	314	-	(376)	-
Ending balance June 30, 2021:	$5,919	$1,133	$1,503	$2,440	$717	$4,270	$-	$128	$16,110

(Dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

Allowance for Loan Losses:
Beginning balance December 31, 2020:	$4,394	$948	$1,367	$2,374	$723	$3,025	$-	$144	$12,975
Charge-offs	-	-	(60)	-	(47)	-	-	-	(107)
Recoveries	-	-	150	40	52	-	-	-	242
Provisions (credits)	1,525	185	46	26	(11)	1,245	-	(16)	3,000
Ending balance June 30, 2021:	$5,919	$1,133	$1,503	$2,440	$717	$4,270	$-	$128	$16,110

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

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency were not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. In December 2020, the Economic Aid Act was signed into law, which extended the period to suspend the requirements under TDR accounting guidance to the earlier of i) January 1, 2022 or ii) 60 days after the President declared a termination of the national emergency related to the COVID-19 pandemic. As of June 30, 2022 and December 31, 2021, there were no loan customers deferring loan payments, and all customers that were granted deferrals to assist during the COVID pandemic have resumed contractual payments. All TDRs are considered impaired and are therefore individually evaluated for impairment in the calculation of the allowance for credit losses. Some TDRs may not ultimately result in the full collection of principal and interest as restructured and could lead to potential incremental losses. These potential incremental losses would be factored into the Company’s estimate of the allowance for credit losses. The level of any subsequent defaults will likely be affected by future economic conditions.

There were no loan modifications made during the three and six months ended June 30, 2022 or June 30, 2021 that met the criteria of a TDR.

After a loan is determined to be a TDR, the Company continues to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the three and six months ended June 30, 2022. There were no TDRs that subsequently defaulted during the year ended December 31, 2021. The last remaining TDR on the Company’s books was paid off in full during 2021.

There were no residential mortgages in the process of foreclosure as of June 30, 2022 and December 31, 2021. There was no other real estate owned relating to residential real estate as of June 30, 2022 and December 31, 2021.

Note 7: Other Borrowings

We have established a line of credit with the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Our maximum borrowing capacity with the FHLB was $1.4 billion at June 30, 2022 and $1.3 billion at December 31, 2021. At June 30, 2022, we had outstanding overnight borrowings totaling $292.5 million compared to no borrowings at December 31, 2021.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of June 30, 2022 and December 31, 2021 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

June 30, 2022
Assets:

U.S. Government agencies	$20,051	$-	$20,051	$-
Collateralized mortgage obligations	350,776	-	350,776	-
Agency mortgage-backed securities	484,760	-	484,760	-
Municipal securities	48,618	-	48,618	-
Corporate bonds	207,467	-	204,358	3,109
Investment securities available for sale	$1,111,672		$1,108,563	$3,109
Equity securities	6,793	6,793	-	-

Mortgage Loans Held for Sale	$5,670	$-	$5,670	$-
SBA Servicing Assets	4,318	-	-	4,318
Interest Rate Lock Commitments	164	-	164	-
Best Efforts Forward Loan Sales Commitments	46	-	46	-
Mandatory Forward Loan Sales Commitments	43	-	43	-

Liabilities:

Interest Rate Lock Commitments	21	-	21	-
Best Efforts Forward Loan Sales Commitments	37	-	37	-
Mandatory Forward Loan Sales Commitments	6	-	6	-

December 31, 2021
Assets:

U.S. Government agencies	$24,928	$-	$24,928	$-
Collateralized mortgage obligations	371,549	-	371,549	-
Agency mortgage-backed securities	441,483	-	441,483	-
Municipal securities	6,940	-	6,940	-
Corporate bonds	230,466	-	227,841	2,625
Investment securities available for sale	$1,075,366		$1,072,741	$2,625
Equity securities	9,173	9,173	-	-

Mortgage Loans Held for Sale	$8,538	$-	$8,538	$-
SBA Servicing Assets	4,705	-	-	4,705
Interest Rate Lock Commitments	378	-	378	-
Best Efforts Forward Loan Sales Commitments	5	-	5	-
Mandatory Forward Loan Sales Commitments	5	-	5	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	96	-	96	-
Mandatory Forward Loan Sales Commitments	44	-	44	-

The following tables present an analysis of the activity related to the SBA servicing asset balance for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(dollars in thousands)	2022	2021
Beginning balance, April 1st	$4,568	$4,617
Additions	178	134
Fair value adjustments	(428)	(110)
Ending balance, June 30th	$4,318	$4,641

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Beginning balance, January 1st	$4,705	$4,626
Additions	283	313
Fair value adjustments	(670)	(298)
Ending balance, June 30th	$4,318	$4,641

Fair value adjustments are recorded as loan and servicing fees on the statement of income. Servicing fee income, not including fair value adjustments, totaled $502,000 and $574,000 for the three months ended June 30, 2022 and 2021, respectively. Servicing fee income, not including fair value adjustments, totaled $1.0 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively. Total loans in the amount of $193.0 million as of June 30, 2022 and $218.9 million on December 31, 2021 were serviced for others.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Level 3 Investments Only (dollars in thousands)	Corporate Bonds	Corporate Bonds
Balance, April 1st	$2,644	$2,620
Unrealized gains (losses)	465	(17)
Proceeds from sales	-	-
Realized losses	-	-
Balance, June 30th	$3,109	$2,603

	Six Months Ended June 30,
	2022	2021
Level 3 Investments Only (dollars in thousands)	Corporate Bonds	Corporate Bonds
Balance, January 1st	$2,625	$2,631
Unrealized gains (losses)	484	(28)
Proceeds from sales	-	-
Realized losses	-	-
Balance, June 30th	$3,109	$2,603

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used as of June 30, 2022 and December 31, 2021 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
June 30, 2022
Individually evaluated loans	$755	$-	$-	$755
Other real estate owned	230	-	-	230

December 31, 2021
Impaired loans	$11,664	$-	$-	$11,664
Other real estate owned	360	-	-	360

The table below presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2022

Corporate bonds	$3,109	Discounted Cash Flows	Discount Rate	(6.36%)

SBA servicing assets	$4,318	Discounted Cash Flows	Conditional Prepayment Rate	(14.76%)

			Discount Rate	(10.75%)

Individually evaluated loans	$755	Appraised Value of Collateral (1)	Liquidation expenses (2)	13%	-	34%	(23%)	(3)

Other real estate owned	$230	Appraised Value of Collateral (1)	Liquidation expenses (2)	(19%)				(3)

December 31, 2021

Corporate bonds	$2,625	Discounted Cash Flows	Discount Rate	(3.42%)

SBA servicing assets	$4,705	Discounted Cash Flows	Conditional Prepayment Rate	(13.93%)

			Discount Rate	(10.00%)

Impaired loans	$11,664	Appraised Value of Collateral (1)	Liquidation expenses (2)	11%	-	27%	(16%)	(3)

		Sales Price	Liquidation expenses (2)	(12%)				(3)

		Estimated Value of Insurance Proceeds (4)

Other real estate owned	$360	Appraised Value of Collateral (1)	Liquidation expenses (2)	(19%)				(3)

		Sales Price	Liquidation expenses (2)	(13%)				(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.
(4)	The valuation technique is determined based on estimated insurance proceeds and litigation.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of June 30, 2022 and December 31, 2021.

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows. Republic has one Level 3 investment classified as available for sale which is a single corporate bond.

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

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect their economic value. Interest income on loans held for sale, which totaled $215,000 and $336,000 for three and six months ended June 30, 2022, respectively, and $194,000 and $281,000 for the three and six months ended June 30, 2021, respectively, are included in interest and fees in the statements of income.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
June 30, 2022	$5,670	$5,563	$107

December 31, 2021	$8,538	$8,241	$297

Changes in the excess carrying amount over aggregate unpaid principal balance are recorded in the statement of income in mortgage banking income. As of June 30, 2022, Republic had no mortgage loans held for sale recorded at fair value that was 90 or more days past due and on non-accrual. Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual as of December 31, 2021.

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

Individually Evaluated Collateral Dependent Loans

When a loan is individually evaluated, it is valued at the lower of cost or fair value. Collateral dependent loans which are individually evaluated and carried at fair value have been partially charged off or receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is generally based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Additionally, updated independent appraisals valuations are obtained annually for all collateral dependent loans.

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value. Fair value is determined through valuations periodically performed by third-party appraisers, and the real estate is carried at the lower of its carrying amount or fair value less estimated costs to sell. Any declines in the fair value of the real estate properties below the initial cost basis are recorded through a valuation expense. At June 30, 2022 and December 31, 2021, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

SBA Servicing Asset (Carried at Fair Value)

The SBA servicing asset is initially recorded when loans are sold, and the servicing rights are retained and recorded on the balance sheet. An updated fair value is obtained from an independent third party on a quarterly basis and adjustments are presented as loan and servicing fees on the statement of income. The valuation begins with the projection of future cash flows for each asset based on their unique characteristics, the Company’s market-based assumptions for prepayment speeds and estimated losses and recoveries. The present value of the future cash flows is then calculated utilizing the Company’s market-based discount ratio assumptions. In all cases, the Company models expected payments for every loan for each quarterly period in order to create the most detailed cash flow stream possible.

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market. As of June 30, 2022 and December 31, 2021, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	June 30, 2022	December 31, 2021

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$4,318	$4,705

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	3%	4%
Adjustable-rate SBA loans	97%	96%
Total	100%	100%

Weighted Average Remaining Term (in years)	19.8	19.6

Prepayment Speed	14.76%	13.93%
Effect on fair value of a 10% increase	$(189)	$(204)
Effect on fair value of a 20% increase	(364)	(393)

Weighted Average Discount Rate	10.75%	10.00%
Effect on fair value of a 10% increase	$(143)	$(148)
Effect on fair value of a 20% increase	(277)	(288)

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

The estimated fair values of the Company’s financial instruments as of June 30, 2022 were as follows.

	Fair Value Measurements as of June 30, 2022
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$86,156	$86,156	$86,156	$-	$-
Investment securities available for sale	1,111,672	1,111,672	-	1,108,563	3,109
Investment securities held to maturity	1,600,085	1,400,045	-	1,400,045	-
Equity securities	6,793	6,793	6,793	-	-
Restricted stock	15,528	N/A	N/A	N/A	N/A
Loans held for sale	10,429	10,429	-	5,670	4,759
Loans receivable, net	2,731,556	2,713,096	-	-	2,713,096
SBA servicing assets	4,318	4,318	-	-	4,318
Accrued interest receivable	16,381	16,381	-	16.381	-
Interest rate lock commitments	164	164	-	164	-
Best efforts forward loan sales commitments	46	46	-	46	-
Mandatory forward loan sales commitments	43	43	-	43	-

Financial liabilities:
Deposits
Demand, savings and money market	$5,063,473	$5,063,473	$-	$5,063,473	$-
Time	149,553	144,449	-	144,449	-
Subordinated debt	11,281	9,223	-	-	9,223
Other borrowings	292,500	292,500	-	292,500	-
Accrued interest payable	498	498	-	498	-
Interest rate lock commitments	21	21	-	21	-
Best efforts forward loan sales commitments	37	37	-	37	-
Mandatory forward loan sales commitments	6	6	-	6	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

The estimated fair values of the Company’s financial instruments as of December 31, 2021 were as follows:

	Fair Value Measurements as of December 31, 2021
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$118,884	$118,884	$118,884	$-	$-
Investment securities available for sale	1,075,366	1,075,366	-	1,072,741	2,625
Investment securities held to maturity	1,660,292	1,647,360	-	1,647,360	-
Equity securities	9,173	9,173	9,173	-	-
Restricted stock	3,510	N/A	N/A	N/A	N/A
Loans held for sale	13,762	13,762	-	8,538	5,224
Loans receivable, net	2,488,401	2,475,944	-	-	2,475,944
SBA servicing assets	4,705	4,705	-	-	4,705
Accrued interest receivable	15,073	15,073	-	15,073	-
Interest rate lock commitments	378	378	-	378	-
Best efforts forward loan sales commitments	5	5	-	5	-
Mandatory forward loan sales commitments	5	5	-	5	-

Financial liabilities:
Deposits
Demand, savings and money market	$4,993,235	$4,993,235	$-	$4,993,235	$-
Time	197,945	197,764	-	197,764	-
Subordinated debt	11,278	8,644	-	-	8,644
Accrued interest payable	550	550	-	550	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	96	96	-	96	-
Mandatory forward loan sales commitments	44	44	-	44	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

Note 9: Changes in Accumulated Other Comprehensive (Loss) Income By Component (1)

The following table presents the changes in accumulated other comprehensive (loss) income by component for the three and six months ended June 30, 2022 and 2021, and the year ended December 31, 2021.

	Unrealized Gains (Losses) on Available- For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance April 1, 2022	$(60,014)	$(1,822)	$(61,836)
Unrealized loss on securities	(46,654)	-	(46,654)
Amounts reclassified from accumulated other comprehensive (loss) income to net income (2)	-	158	158
Net current-period other comprehensive (loss) income	(46,654)	158	(46,496)
Total change in accumulated other comprehensive (loss) income	(46,654)	158	(46,496)
Balance June 30, 2022	$(106,668)	$(1,664)	$(108,332)

Balance April 1, 2021	$(6,113)	$(3,186)	$(9,299)
Unrealized gain on securities	5,937	-	5,937
Amounts reclassified from accumulated other comprehensive (loss) income to net income (2)	(1)	489	488
Net current-period other comprehensive income	5,936	489	6,425
Total change in accumulated other comprehensive income	5,936	489	6,425
Balance June 30, 2021	$(177)	$(2,697)	$(2,874)

Balance January 1, 2022	$(8,662)	$(2,012)	$(10,674)
Unrealized loss on securities	(98,006)	-	(98,006)
Amounts reclassified from accumulated other comprehensive (loss) income to net income (2)	-	348	348
Net current-period other comprehensive (loss) income	(98,006)	348	(97,658)
Total change in accumulated other comprehensive (loss) income	(98,006)	348	(97,658)
Balance June 30, 2022	$(106,668)	$(1,664)	$(108,332)

Balance January 1, 2021	$985	$(3,814)	$(2,829)
Unrealized loss on securities	(1,161)	-	(1,161)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (2)	(1)	1,117	1,116
Net current-period other comprehensive (loss) income	(1,162)	1,117	(45)
Total change in accumulated other comprehensive (loss) income	(1,162)	1,117	(45)
Balance June 30, 2021	$(177)	$(2,697)	$(2,874)

Balance January 1, 2021	$985	$(3,814)	$(2,829)
Unrealized loss on securities	(9,646)	-	(9,646)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (2)	(1)	1,802	1,801
Net current-period other comprehensive (loss) income	(9,647)	1,802	(7,845)
Total change in accumulated other comprehensive (loss) income	(9,647)	1,802	(7,845)
Balance December 31, 2021	$(8,662)	$(2,012)	$(10,674)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Income.

Note 10: Shareholders’ Equity

On August 26, 2020, the Company issued 2,000,000 shares of 7.00% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $25.00 per share. The Company received net proceeds of $48.3 million from the offering, after deducting offering costs. The Company will pay dividends on the Series A Preferred Stock when and if declared by its Board of Directors or an authorized committee thereof. If declared, dividends will be due and payable at a rate of 7.00% per annum, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year. During the three month and six month periods ended June 30, 2022, $644,000 and $1.5 million were declared and paid on preferred stock compared to $875,000 and $1.8 million for the three and six month periods ended June 30, 2021.

Holders of shares of Series A Preferred Stock may convert such shares into shares of the Company’s common stock at a conversion price of $3.00 per share of our common stock, subject to adjustment upon certain events. At any time after August 26, 2025, the Company may cause the outstanding shares of Series A Preferred Stock to convert into shares of common stock if the price of the common stock exceeds 125% of the Conversion Price then applicable to the Series A Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days. During the six month period ending June 30, 2022, 529,000 preferred shares were converted to 4,408,324 common shares.

Note 11: Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the six months ended June 30, 2022 and the six months ended June 30, 2021. The following table summarizes the amounts recorded in Republic’s statement of financial condition for derivatives not designated as hedging instruments as of June 30, 2022 and December 31, 2021 (in thousands):

June 30, 2022	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC’s	Other Assets	$164	$7,945
Best efforts forward loan sales commitments	Other Assets	46	5,088
Mandatory forward loan sales commitments	Other Assets	43	4,020

Liability derivatives:

IRLC’s	Other Liabilities	$21	$1,462
Best efforts forward loan sales commitments	Other Liabilities	37	4,320
Mandatory forward loan sales commitments	Other Liabilities	6	1,218

December 31, 2021	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:

IRLC’s	Other Assets	$378	$14,419
Best efforts forward loan sales commitments	Other Assets	5	3,222
Mandatory forward loan sales commitments	Other Assets	5	1,667

Liability derivatives:

IRLC’s	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	96	11,197
Mandatory forward loan sales commitments	Other Liabilities	44	6,460

The following tables summarize the amounts recorded in Republic’s statement of income for derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Income Statement Presentation	Three Months Ended June 30, 2022 Gain/(Loss)	Six Months Ended June 30, 2022 Gain/(Loss)

Asset derivatives:

IRLCs	Mortgage banking income	$57	$(214)
Best efforts forward loan sales commitments	Mortgage banking income	(28)	41
Mandatory forward loan sales commitments	Mortgage banking income	(11)	38

Liability derivatives:

IRLCs	Mortgage banking income	$(12)	$(21)
Best efforts forward loan sales commitments	Mortgage banking income	(30)	59
Mandatory forward loan sales commitments	Mortgage banking income	(6)	38

	Income Statement Presentation	Three Months Ended June 30, 2021 Gain/(Loss)	Six Months Ended June 30, 2021 Gain/(Loss)

Asset derivatives:

IRLCs	Mortgage banking income	$(42)	$(776)
Best efforts forward loan sales commitments	Mortgage banking income	(237)	-
Mandatory forward loan sales commitments	Mortgage banking income	(384)	2

Liability derivatives:

IRLCs	Mortgage banking income	$14	$-
Best efforts forward loan sales commitments	Mortgage banking income	(89)	345
Mandatory forward loan sales commitments	Mortgage banking income	(73)	688

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

Note 12: Revenue from Contracts with Customers

The following table presents non-interest income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, “Revenue from Contracts with Customers”, for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
(dollars in thousands)	2022	2021
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$3,108	$3,260
Other non-interest income	(501)	217
Non-interest income (in-scope of Topic 606)	2,607	3,477
Non-interest income (out-of-scope of Topic 606)	2,266	4,203
Total non-interest income	$4,873	$7,680

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$6,575	$7,220
Other non-interest income	(1,758)	574
Non-interest income (in-scope of Topic 606)	4,817	7,794
Non-interest income (out-of-scope of Topic 606)	4,403	10,161
Total non-interest income	$9,220	$17,955

Note 13: Leases

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

As of June 30, 2022, the Company had 44 operating lease agreements, which include operating leases for 21 branch locations, seven offices that are used for general office space, and sixteen operating leases for equipment. Four of the real property operating leases did not include one or more options to extend the lease term. Eight of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property. The 44 operating leases have maturity dates ranging from July 2022 to August 2059 most of which include options for multiple five and ten year extensions which the Company is reasonably certain to exercise. No operating leases include variable lease payments that are based on an index or rate, such as the CPI. The weighted average remaining operating lease term for these leases is 18.7 years as of June 30, 2022. The weighted average operating lease discount rate was 3.37% as of June 30, 2022.

As of June 30, 2021, the Company had forty-four operating lease agreements, which include operating leases for twenty branch locations, seven offices that are used for general office space, and seventeen operating leases for equipment. Two of the real property operating leases did not include one or more options to extend the lease term. Eight of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property. The forty-four operating leases have maturity dates ranging from December 2021 to August 2059 most of which include options for multiple five and ten year extensions which the Company is reasonably certain to exercise. No operating leases include variable lease payments that are based on an index or rate, such as the CPI. The weighted average remaining operating lease term for these leases is 19.1 years as of June 30, 2021. The weighted average operating lease discount rate was 3.34% as of June 30, 2021.

The following tables presents operating lease costs net of sublease income for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
(dollars in thousands)
Operating lease cost	$2,203	$2,137
Sublease income	-	-
Total lease cost	$2,203	$2,137

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
(dollars in thousands)
Operating lease cost	$4,369	$4,274
Sublease income	-	-
Total lease cost	$4,369	$4,274

The following table presents a maturity analysis of total operating lease liability obligations and reconciliation of the undiscounted cash flows to total operating lease liability obligations at June 30, 2022 and 2021.

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
(dollars in thousands)
Operating lease payments due:
Within one year	$4,292	$8,207
One to three years	16,115	15,264
Three to five years	14,521	14,931
More than five years	80,794	81,629
Total undiscounted cash flows	115,722	120,031
Discount on cash flows	(34,022)	(35,291)
Total operating lease liability obligations	$81,700	$84,740

The following tables presents cash and non-cash activities for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,143	$2,041

Non-cash investing and financing activities
Additions to Operating leases – right of use asset
New operating lease liability obligation	$350	$8

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,083	$4,070

Non-cash investing and financing activities
Additions to Operating leases – right of use asset
New operating lease liability obligation	$2,687	$8,122

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

We may from time to time make written or oral “forward-looking statements,” including statements contained in this quarterly report. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise with changes in: general economic conditions, including turmoil in the financial markets and related efforts of government agencies to stabilize the financial system; the impact of the COVID-19 pandemic on our business and results of operation; geopolitical conflict and inflationary pressures including Federal Reserve interest rate hikes; the adequacy of our allowance for credit losses and our methodology for determining such allowance; adverse changes in our loan portfolio and credit risk-related losses and expenses; concentrations within our loan portfolio, including our exposure to commercial real estate loans; inflation; changes to our primary service area; changes in interest rates; our ability to identify, negotiate, secure and develop new branch locations and renew, modify, or terminate leases or dispose of properties for existing branch locations effectively; business conditions in the financial services industry, including competitive pressure among financial services companies, new service and product offerings by competitors, price pressures and similar items; deposit flows; loan demand; the regulatory environment, including evolving banking industry standards, changes in legislation or regulation; our securities portfolio and the valuation of our securities; accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements; rapidly changing technology; our ability to regain compliance with Nasdaq Listing Rule 5250(c)(1); the failure to maintain current technologies; failure to attract or retain key employees; our ability to access cost-effective funding; fluctuations in real estate values; litigation liabilities, including costs, expenses, settlements and judgments; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.  You should carefully review the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2021, and other documents we file from time to time with the Securities and Exchange Commission. The words "would be," "could be," "should be," "probability," "risk," "target," "objective," "may," "will," "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions or variations on such expressions are intended to identify forward-looking statements. All such statements are made in good faith by us pursuant to the "safe harbor" provisions of the U.S. Private Securities Litigation Reform Act of 1995. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of us, except as may be required by applicable law or regulations.

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

As of June 30, 2022, we serve our customers through 34 branch locations, in addition to four loan offices that specialize in commercial, small business and residential mortgage lending. It is our goal to deliver best in class customer service across all delivery channels including not only our physical branch locations, but online and mobile options as well.

Economic Environment

The coronavirus (“COVID-19”) outbreak and the public health response to contain it resulted in unprecedented economic and financial market conditions around the world that has affected daily living and negatively impacted the global economy. Additionally, more recent geopolitical (including the conflict in Ukraine), inflationary pressures, and interest rate hikes by the Board of Governors of the Federal Reserve System (“Federal Reserve”) have added even further uncertainty to the overall economic environment. In response to the conditions initially surrounding the COVID-19 outbreak, the Federal Reserve reduced the federal funds target range by 150 basis points to 0.00% to 0.25% as of March 2020. Conversely, during the first half of 2022, the federal funds target range increased by 150 basis points to a range of 1.50% - 1.75% to curb inflation, with continued increases planned.

The effects of the COVID-19 pandemic, geopolitical conflict, inflationary pressures, and higher interest rates may meaningfully impact loan production, income levels, and the measurement of certain significant estimates such the allowance for credit losses. Moreover, if in a period of economic contraction, elevated levels of credit losses and reduced interest income may occur. The extent to which the economic environment has a further impact on the Company's business, results of operations, and financial condition, as well as the Company's regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the current economic environment and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic, geopolitical conflict, and inflationary pressure.

Loss Mitigation and Loan Portfolio Analysis

We took a proactive approach to analyze and prepare for the potential challenges to be faced as the effects of the COVID-19 pandemic, geopolitical conflict, and inflationary pressures continue to impact our customers. A detailed analysis of loan concentrations and segments that may present the areas of highest risk has been prepared and continues to be closely monitored. Our commercial lending team initiated contact with a majority of our loan customers to discuss the impact that this pandemic crisis has had on their businesses to date and the expected ramifications that could be felt in the future. We have executed loan modifications and initiated payment deferrals for all customers that had an immediate need for assistance.

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

As a result of the changes in economic conditions cited above, we increased the qualitative factors for certain components of Republic’s allowance for credit loss calculation. We also took into consideration the probable impact that the various stimulus initiatives provided through the CARES Act, along with other government programs, may have to assist borrowers during this period of economic stress including inflationary pressure and rising interest rates. We believe the combination of ongoing communication with our customers, lower loan-to-value ratios on underlying collateral, loan payment deferrals, increased focus on risk management practices, and access to government programs such as the PPP should help mitigate potential future period losses. We will continue to closely monitor all key economic indicators and our internal asset quality metrics as the effects of the coronavirus pandemic begin to unfold. Based on the current expected credit loss methodology currently utilized by Republic, the provision for credit losses and charge-offs may be impacted in future periods, but more time is needed to fully understand the magnitude and severity of the economic downturn and the full impact on our loan portfolio.

Financial Condition

Assets

Total assets increased by $230.2 million, or 4%, to $5.9 billion as of June 30, 2022, compared to $5.6 billion at December 31, 2021. The increase in assets was primarily due to an increase in loans receivable of 10%. In addition to the ongoing success with our expansion strategy, the growth in assets was also driven by our participation in the PPP loan program which resulted in a significant increase in new business relationships and deposit account openings.

Cash and Cash Equivalents

Cash and due from banks and interest-bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount in these three categories decreased by $32.7 million to $86.2 million as of June 30, 2022 compared to $118.9 million as of December 31, 2021 as excess cash was used to fund loan originations and security purchases.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) and residential mortgage loans, both of which we intend to sell in the future. Total SBA loans held for sale were $4.8 million as of June 30, 2022 as compared to $5.2 million as of December 31, 2021. Residential mortgage loans held for sale were $5.7 million at June 30, 2022, a decrease of $2.9 million, versus $8.5 million at December 31, 2021. A decrease in the volume of residential mortgage loans originated during the six month ended June 30, 2022 due to the higher interest rate environment drove the decrease in residential mortgage loans held for sale compared to December 31, 2021. Loans held for sale as a percentage of total assets were less than 1% at June 30, 2022.

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

Loans increased $243.2 million, or 10%, to $2.7 billion at June 30, 2022, versus $2.5 billion at December 31, 2021. Loans originated through the PPP loan program continue to be repaid or forgiven by the SBA, which offsets the growth experienced in other categories in the portfolio. Excluding the impact of the PPP loans, gross loans increased by $329.5 million, or 14%, to $2.7 billion at June 30, 2022 compared to $2.4 billion at December 31, 2021. This growth was primarily the result of the successful execution of our relationship banking model which has driven a steady flow in quality loan demand.

Investment Securities

Investment securities available for sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes. Our debt securities consist primarily of U.S. Government agency SBA bonds, U.S. Government agency collateralized mortgage obligations (“CMO”), agency mortgage-backed securities (“MBS”), municipal securities, and corporate bonds. Investment securities available for sale totaled $1.1 billion at June 30, 2022 as compared to $1.1 billion at December 31, 2021. The $36.3 million increase was primarily due to the purchase of securities totaling $247.9 million partially offset by the paydowns, maturities, and calls of securities totaling $79.1 million during the six months ended June 30, 2022. At June 30, 2022, the portfolio had a net unrealized loss on available for sale securities of $142.9 million compared to a net unrealized loss of $11.6 million at December 31, 2021. The $131.3 million decrease in the market value of the investment portfolio was driven by an increase in market interest rates which drove a decrease in the value of the available for sale securities held in our portfolio at June 30, 2022.  As interest rates are expected to continue to increase throughout 2022, management will be looking to mitigate the trend on our investment portfolio with offsetting strategies and opportunities.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (“SBIC”) and SBA bonds, CMO’s and MBS’s. The fair value of securities held-to-maturity totaled $1.4 billion and $1.6 billion at June 30, 2022 and December 31, 2021, respectively. The $247.3 million decrease was primarily due to the paydowns, maturities, and calls of securities held in portfolio totaling $110.1 million partially offset by the purchase of securities held to maturity totaling $51.1 million during the six month period ended June 30, 2022. Additionally at June 30, 2022, the portfolio had a net unrecognized loss on held-to-maturity securities of $200.0 million compared to a net unrecognized loss of $12.9 million at December 31, 2021. The $187.1 million decrease in the market value of the investment portfolio was driven by an increase in market interest rates, which drove a decrease in the value of the held-to-maturity securities held in our portfolio at June 30, 2022.

Equity securities consist of investments in the preferred stock of domestic banks. Equity securities are held at fair value. The fair value of equity securities totaled $6.8 million at June 30, 2022 compared to $9.2 million at December 31, 2021.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, was carried at cost as of June 30, 2022 and December 31, 2021. As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”).

At June 30, 2022 and December 31, 2021, the investment in FHLB of Pittsburgh capital stock totaled $15.4 million and $3.4 million, respectively. At both June 30, 2022 and December 31, 2020, ACBB capital stock totaled $143,000. Both the FHLB and ACBB paid dividends during the second quarter of 2022.

Premises and Equipment

The balance of premises and equipment increased by $3.1 million to $130.5 million at June 30, 2022 from $127.4 million at December 31, 2021. The increase was primarily due to purchases of premises and equipment totaling $7.3 million partially offset by depreciation and amortization expense of $4.3 million offset during the six months offended June 30, 2022. The total branch count was 34 at June 30, 2022 with the opening of two new branches in Ocean City, NJ and Wayne, PA compared to 32 at December 31, 2021. The Company’s branch strategy will be a critical focus throughout 2022 and beyond.

Other Real Estate Owned

At June 30, 2022 and December 31, 2021, the balance of other real estate owned was $230,000 and $360,000, respectively.

Operating Leases – Right of Use Asset

Under ASC 842, the right-of-use asset is valued as the initial amount of the lease liability obligation adjusted for any initial direct costs, prepaid or accrued rent, and any lease incentives. At June 30, 2022 and December 31, 2021, the balance of operating leases – right-of-use asset was $75.3 million and $75.6 million, respectively.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings, and time deposits, are Republic’s major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $21.8 million to $5.2 billion at June 30, 2022 from $5.2 billion at December 31, 2021. We focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction. This strategy has also allowed us to build a stable core-deposit base and nearly eliminate our dependence upon the more volatile sources of funding found in brokered and internet certificates of deposit. Our participation in the PPP loan program also resulted in significant growth in new deposit relationships.

Other Borrowings

At June 30, 2022, we had $292.5 million in other borrowings compared to no borrowings at December 31, 2021.

Operating Lease Liability Obligation

Under ASC 842, the operating lease liability obligation is calculated as the present value of the lease payments, using the discount rate specified in the lease, or if that is not available, our incremental borrowing rate. At June 30, 2022 and December 31, 2021, the balance of the operating lease liability obligation was $81.7 million and $81.8 million, respectively.

Shareholders’ Equity

Total shareholders’ equity decreased $89.3 million to $234.9 million at June 30, 2022 compared to $324.2 million at December 31, 2021. The decrease was primarily due to a decrease in the accumulated other comprehensive loss of $97.7 million partially offset by an increase in retained earnings of $6.9 million. The decrease in the accumulated other comprehensive loss was exacerbated by an increase in market interest rates which drove a decrease in the market value of the securities held in our portfolio.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

We reported net income available to common shareholders of $3.9 million or $0.06 per diluted share, for the three-month period ended June 30, 2022., compared to net income of $5.1 million or $0.08 per diluted share, for the three months ended June 30, 2021 The decrease was primarily driven by a reduction in non-interest income during the second quarter of 2022. The decrease in non-interest income was primarily driven by a decrease in mortgage banking income due to a reduction in the volume of mortgage originations given higher interest rates, coupled with a sharp increase in legal expenses in the current period.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

We reported net income available to common shareholders of $9.1 million or $0.14 per diluted share, for the six-month period ended June 30, 2022. compared to net income of $11.3 million, or $0.17 per diluted share, for the six months ended June 30, 2021. The decrease in earnings year over year was primarily driven by a decrease in non-interest income and an increase in non-interest expense offset by an increase in interest income. The decrease in non-interest income was primarily driven by a decrease in mortgage banking income due to a reduction in the volume of mortgage originations during the six month period ended June 30, 2022. The increase in non-interest expense was primarily related to an increase in legal expenses during the six month period ended June 30, 2022. Legal expenses increased by $6.8 million for the six month end June 30, 2022 when compared to the same period last year due to attorney fees paid and accrued for to vigorously defend itself in lawsuits arising from complaints filed during the period as described in Note 3, Commitments and Contingencies. The increase in interest income was primarily driven by an increase in interest and dividends on investment securities.

Analysis of Net Interest Income

Our earnings depend primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods average assets, liabilities, and shareholders’ equity, interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and Republic’s net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency, a non-GAAP measure, using a rate of 23% in 2022 and 24% in 2021.

Average Balances and Net Interest Income

	For the three months ended June 30, 2022			For the three months ended June 30, 2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$96,632	$85	0.35%	$306,222	$63	0.08%
Investment securities and restricted stock (2) ((2)	2,899,551	14,679	2.03%	1,688,807	6,851	1.63%
Loans receivable (2)	2,625,902	27,699	4.23%	2,658,540	28,574	4.31%
Total interest-earning assets	5,622,085	42,463	3.03%	4,653,569	35,488	3.06%
Other assets	162,382			262,404
Total assets	$5,784,467			$4,915,973

Interest-earning liabilities:
Demand – non-interest bearing	$1,400,644			$1,230,690
Demand – interest bearing	2,419,113	2,528	0.42%	1,963,848	3,283	0.67%
Money market & savings	1,353,742	780	0.23%	1,098,340	933	0.34%
Time deposits	184,183	222	0.48%	187,093	424	0.91%
Total deposits	5,357,682	3,530	0.26%	4,479,971	4,640	0.42%
Total interest-bearing deposits	3,957,038	3,530	0.36%	3,249,281	4,640	0.57%
Other borrowings	69,224	294	1.70%	21,104	75	1.43%
Total interest-bearing liabilities	4,026,262	3,824	0.38%	3,270,385	4,715	0.58%
Total deposits and other borrowings	5,426,906	3,824	0.28%	4,501,075	4,715	0.42%
Non-interest bearing other liabilities	105,816			100,272
Shareholders’ equity	251,745			314,626
Total liabilities and shareholders’ equity	$5,784,467			$4,915,973
Net interest income (2)		$38,639			$30,773
Net interest spread			2.65%			2.48%
Net interest margin (2)			2.76%			2.65%

(1)Yields on investments are calculated based on amortized cost.

(2)Net interest income and net interest margin are presented on a tax equivalent basis, a non-GAAP measure. Net interest income has been increased over the financial statement amount by $239 and $134 for the three months ended June 30, 2022 and 2021, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Average Balances and Net Interest Income

	For the six months ended June 30, 2022			For the six months ended June 30, 2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$116,969	$125	0.22%	$257,580	$112	0.09%
Investment securities and restricted stock (2)	2,858,482	28,057	1.98%	1,560,543	13,339	1.72%
Loans receivable (2)	2,571,612	53,876	4.22%	2,667,572	58,593	4.43%
Total interest-earning assets	5,547,063	82,058	2.98%	4,485,695	72,044	3.24%
Other assets	191,965			269,645
Total assets	$5,739,028			$4,755,340

Interest-earning liabilities:
Demand – non-interest bearing	$1,389,583			$1,159,267
Demand – interest bearing	2,373,215	4,738	0.40%	1,905,731	6,541	0.69%
Money market & savings	1,359,766	1,573	0.23%	1,056,042	2,051	0.39%
Time deposits	189,819	468	0.50%	185,968	963	1.04%
Total deposits	5,312,383	6,779	0.26%	4,307,008	9,555	0.45%
Total interest-bearing deposits	3,922,800	6,779	0.35%	3,147,741	9,555	0.61%
Other borrowings	40,739	352	1.74%	33,513	148	0.89%
Total interest-bearing liabilities	3,963,539	7,131	0.36%	3,181,254	9,703	0.62%
Total deposits and other borrowings	5,353,122	7,131	0.27%	4,340,521	9,703	0.45%
Non-interest bearing other liabilities	108,018			102,017
Shareholders’ equity	277,888			312,802
Total liabilities and shareholders’ equity	$5,739,028			$4,755,340
Net interest income (2)		$74,927			$62,341
Net interest spread			2.62%			2.62%
Net interest margin (2)			2.72%			2.80%

(1)Yields on investments are calculated based on amortized cost.

(2)Net interest income and net interest margin are presented on a tax equivalent basis, a non-GAAP measure. Net interest income has been increased over the financial statement amount by $387 and $270 for the six months ended June 30, 2022 and 2021, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	For the three months ended June 30, 2022 vs. 2021			For the six months ended June 30, 2022 vs. 2021
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$(130)	$152	$22	$(150)	$163	$13
Securities	6,157	1,671	7,828	12,740	1,978	14,718
Loans	(1,244)	369	(875)	(3,573)	(1,144)	(4,717)
Total interest-earning assets	4,783	2,192	6,975	9,017	997	10,014

Interest expense:
Deposits
Interest-bearing demand deposits	477	(1,232)	(755)	933	(2,736)	1,803
Money market and savings	135	(287)	(152)	332	(810)	(478)
Time deposits	(3)	(200)	(203)	10	(505)	(495)
Total deposit interest expense	609	(1,719)	(1,110)	1,275	(4,051)	(2,776)
Other borrowings	91	128	219	54	150	204
Total interest expense	700	(1,591)	(891)	1,329	(3,901)	(2,572)
Net interest income	$4,083	$3,783	$7,866	$7,688	$4,898	$12,586

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis for the three months ended June 30, 2022 increased $7.9 million, or 26%, over the same period in 2021. Interest income on interest-earning assets totaled $42.5 million for the three months ended June 30, 2022, an increase of $7.0 million, compared to $35.5 million for the three months ended June 30, 2021. The most significant increase in interest-earning assets was a $1.2 billion increase in the average balance of the investment securities portfolio. Total interest expense for the three months ended June 30, 2022 decreased by $891,000, or 19%, over the same period in 2021. Interest expense on deposits decreased by $1.1 million or 24%, for the three months ended June 30, 2022 versus the same period in 2021 due primarily to a 16 basis point decrease in the average cost of deposit balances, offset by a $878 billion increase in the average balance of deposits. Interest expense on other borrowings increased by $219,000 for the three months ended June 30, 2022 compared to June 30, 2021 due primarily to an increase in the average balance of overnight borrowings.

Net interest income, on a fully tax-equivalent basis for the six months ended June 30, 2022 increased $12.6 million, or 20%, over the same period in 2021. Interest income on interest-earning assets totaled $82.1 million for the six months ended June 30, 2022, an increase of $10.0 million, compared to $72.0 million for the six months ended June 30, 2021. The increase in interest income earned was primarily the result of an increase in the average balance of interest earning assets, offset by a 26-point decrease in the average yield on interest-earning assets. The most significant increase in interest-earning assets was a $1.3 billion increase in the average balance of the investment portfolio. Total interest expense for the six months ended June 30, 2022 decreased by $2.6 million, or 27%, for the same period in 2021. Interest expense on deposits decreased by $2.8 million, or 29%, for the six months ended June 30, 2022 versus the same period in 2021 due primarily to a 19 basis point decrease in the average cost of deposit balances, offset by a $1.0 billion increase in the average balances of deposits. Interest expense on other borrowings increased by $204,000 for the six months ended June 30, 2022 as compared to June 30, 2021 due primarily to an increase in the average balance of overnight borrowings balances.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 2.65% during the three months ended June 30, 2022 compared to 2.48% during the three months ended June 30, 2020 and was 2.62% for the six months ended June 30, 2022 and June 30, 2021. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. For the three months ended June 30, 2022 and June 30, 2021, the fully tax-equivalent net interest margin was 2.76% and 2.65%, respectively. For the six months ended June 30, 2022 and June 30, 2021, the fully tax-equivalent net interest margin was 2.72% and 2.80%, respectively. The decrease in the net interest margin was primarily attributable to the reduction in origination fees related to PPP loans recognized during the period. In the second quarter of 2022, $1.3 million in fees were recognized as revenue compared to $4.7 million in fees recognized during the second quarter of 2021.

Provision (Credit) for Credit Losses

We recorded a credit of $380,000 for credit losses for the three months ended June 30, 2022 compared to no provision for the three months ended June 30, 2021. We recorded a $240,000 provision for credit losses for the six months ended June 30, 2022 compared to $3.0 million provision for the six months ended June 30, 2021. The provision (credit) recorded at the three and six months ended June 30, 2022 is charged to operations in an amount necessary to bring the total allowance for credit losses to a level that management believes is adequate to absorb life of loan losses in the loan portfolio. The decrease in the provision for credit losses was primarily driven by reduced requirements related to the allowance for credit losses (“ACL”) on loan balances due to the adoption of ASU 2016-13 during the three and six month periods ended June 30, 2022.

Non‑Interest Income

Total non-interest income for the three months ended June 30, 2022 decreased by $2.8 million, or 37%, compared to the same period in 2021. Mortgage banking income totaled $888,000 during the three months ended June 30, 2022, which represents a decrease of $2.0 million compared to the same period in 2021. The decrease in mortgage banking income for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due to a decrease in residential mortgage loan originations due to the higher interest rate environment. Service fees on deposit accounts decreased $152,000 to $3.1 million for the three months ended June 30, 2022 compared to $3.3 million for the three months ended June 30, 2021. Gains on the sale or call of investments securities decreased by $2,000 for the three months ended June 30, 2022 when compared to the same period in 2021. Loan and servicing fees totaled $694,000 for the three months ended June 30, 2022 which represents an increase of $34,000 from the same period in 2021. Gains on the sales of SBA increased $51,000 for the three months ended June 30, 2022 to $684,000 when compared to same period in 2021.

Total non-interest income for the six months ended June 30, 2022 decreased $8.7 million, or 49%, compared to the same period in 2021. Mortgage banking income totaled $2.0 during the six months ended June 30, 2022, which represents a decrease of $5.5 million compared to the same period in 2021. The decrease in mortgage banking income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to an decrease in residential mortgage loan originations year over year. Service fees on deposit accounts totaled $6.6 million for the six months ended June 30, 2022 which represents a decrease of $645,000 over the same period in 2021. Gains on the sales of SBA decreased $183,000 for the six months ended June 30, 2022 to $1.2 million when compared to same period in 2021. Loan and servicing fees totaled $1.2 million for the six months ended June 30, 2022 which represents a decrease of $104,000 from the same period in 2021. Gains on the sale of investment securities decreased by $2,000 for the six months ended June 30, 2022 compared to the same period in 2021.

Non‑Interest Expenses

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Non-interest expenses increased $7.3 million, or 24%, to $37.8 million for the three months ended June 30, 2022 compared to $30.5 million for the same period in 2021. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits increased by $1.5 million, or 10%, for the three months ended June 30, 2022 compared to the same period in 2021 primarily as a result of merit increases and increased staffing levels. A new branch in Wayne, PA was opened in April 2022.

Occupancy expense, including depreciation and amortization expenses, decreased by $229,000, or 4%, for the three months ended June 30, 2022 compared to the same period last year, as a result of incentives received on various leases. There were thirty-four branches open as of June 30, 2022 compared to thirty-two branches at June 30, 2021.

Other real estate owned credits totaled $111,000 during the three months ended June 30, 2022, a decrease of $604,000, or 123%, compared to the same period in 2021. The decrease is primarily related to the sale of foreclosed assets and recovery of prior other real estate owned expenses during the current period.

All other non-interest expenses increased by $6.6 million, or 71%, for the three months ended June 30, 2022 compared to the same period last year due primarily to increases in expenses related to legal expenses and salaries and employee benefits.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Non-interest expenses increased $9.6 million, or 16%, to $69.4 million for the six months ended June 30, 2022 compared to $59.9 million for the same period in 2021. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits increased by $1.3 million, or 4%, for the six months ended June 30, 2022 compared to the same period in 2021 as a result of merit increases and increased staffing levels. New branches were opened in Ocean City, NJ and Wayne, PA during the six months ended June 30, 2022.

Occupancy expense, including depreciation and amortization expenses, decreased by $255,000, or 2%, for the six months ended June 30, 2022 compared to the same period last year, as a result of incentives received on various leases. There were thirty-four branches open as of June 30, 2022 compared to thirty-two branches at June 30, 2021.

Other real estate expenses totaled $92,000 during the six months ended June 30, 2022, a decrease of $499,000, or 84%, compared to the same period in 2021. The decrease is primarily related to the sale of foreclosed assets and recovery of prior other real estate owned expenses during the current period.

All other non-interest expenses increased by $9.0 million, or 48%, for the six months ended June 30, 2022 compared to the same period last year primarily due to the increase in legal expenses related to the named lawsuits during the period as disclosed in Note 3, Commitment and Contingencies.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net non-interest expenses to average assets. For the purposes of this calculation, net non-interest expenses equal non-interest expenses less non-interest income and non-recurring expenses. For the three months ended June 30, 2022, this ratio was 2.28% compared to 1.86% for the three months ended June 30, 2021. For the six months ended June 30, 2022, the ratio was 2.12% compared to 1.78% for the six months ended June 30, 2021, respectively. The increase in this ratio for the three and six month period ended June 30, 2022 was mainly due to an increase in non-interest expenses.

Another productivity measure utilized by management is the efficiency ratio, a non-GAAP measure. This ratio expresses the relationship of non-interest expenses to net interest income plus non-interest income. The efficiency ratio equaled 87.3% for the three months ended June 30, 2022, compared to 79.6% for the three months ended June 30, 2021. The efficiency ratio equaled 82.9% for the six months ended June 30, 2022, compared to 74.8% for the six months ended June 30, 2021. The increase for the three and six months ended June 30, 2022 versus June 30, 2021 was due to non-interest expenses increasing at a faster rate than net interest income and non-interest income.

Provision for Federal Income Taxes

We recorded a provision for income taxes of $1.4 million for the three months ended June 30, 2022, compared to a $1.9 million provision for income taxes for the three months ended June 30, 2021. For the six months ended June 30, 2022, we recorded a provision for income taxes of $3.5 million, compared to a provision for income taxes of $4.2 million for the six months ended June 30, 2021. The effective tax rates for the three months ended June 30, 2022 and 2021 were 23% and 24%, respectively. For the six months ended June 30, 2022 and 2021, the effective tax rates were 25% and 24%, respectively.

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

Conversely, the effects of geopolitical conflict and inflationary pressures to the local and global economy may result in a significant increase in future credit loss provisions and charge-offs. Rising interest rates and a downturn in the economy could significantly decrease the volume of mortgage loan originations and have a negative impact on asset quality.

Based on the guidance provided in ASC 740, we believe that the positive evidence considered at June 30, 2022 and December 31, 2021 outweighed the negative evidence and that it was more likely than not that all of our deferred tax assets would be realized within their life cycle. Therefore, a valuation allowance was not required during either period.

The net deferred tax asset balance was $48.0 million as of June 30, 2022 and $14.2 million as of December 31, 2021. The increase in the deferred tax asset balance is primarily related to FAS 115 and the unrealized losses in the investment portfolio. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

Preferred Dividends

Dividends of $644,000 and $1.5 million were declared and paid on the Company’s outstanding preferred stock during the three and six months ended June 30, 2022 compared to $875,000 and $1.8 million for the three and six months ended June 30, 2022.

Net Income and Net Income per Common Share

Net income available to common shareholders for the three months ended June 30, 2022 was $3.9 million, a decrease of $1.2 million, compared to a net income available to common shareholders of $5.1 million recorded for the three months ended June 30, 2021. The decrease in earnings year over year was primarily driven by a 37% decrease in non-interest income. The net interest margin increased to 2.76% for the three month period ended June 30, 2022 compared to 2.65% for the three month period ended June 30, 2021. For the three month ended June 30, 2022, basic and fully diluted net income per common share was $0.06 and $0.06, respectively, compared to basic and fully diluted net income per common share of $0.09 and $0.08 for the same period in 2021.

Net income available to common shareholders for the six months ended June 30, 2022 was $9.1 million, a decrease of $2.1 million, compared to a net income available to common shareholders of $11.3 million recorded for the six months ended June 30, 2021. The decrease in earnings year over year was primarily driven by a 49% decrease in non-interest income. In addition, the net interest margin decreased to 2.72% for the six month period ended June 30, 2022 compared to 2.80% for the six month period ended June 30, 2021. For the six month ended June 30, 2022, basic and fully diluted net income per common share was $0.15 and $0.14, respectively, compared to basic and fully diluted net income per common share of $0.19 and $0.17 for the same period in 2021.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) measures our net income in relation to our total average assets. The ROA for the three months ended June 30, 2022 was 0.31%, compared to 0.48% for the three months ended June 30, 2021. The ROA for the six months ended June 30, 2022 and 2021 was 0.37% and 0.55%, respectively. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by our shareholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 7.17% for the three months ended June 30, 2022, compared to 7.56% for the three months ended June 30, 2021. The ROE for the six months ended June 30, 2022 and 2021 was 7.70% and 8.38%, respectively.

Commitments, Contingencies and Concentrations

Financial instruments with contract amounts representing potential credit risk were commitments to extend credit of approximately $614.4 million and $549.8 million, and standby letters of credit of approximately $17.9 million and $18.0 million, at June 30, 2022 and December 31, 2021, respectively. These financial instruments constitute off-balance sheet arrangements. Commitments often expire without being drawn upon. Substantially all of the $614.4 million of commitments to extend credit at June 30, 2022 were committed as variable rate credit facilities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses, and many require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment, and accounts receivable.

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

The exposure to credit loss for the Company in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same allowance for credit loss policies for evaluating expected losses associated with commitments and standby letters of credit as it does for on-balance sheet instruments.

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

Management believes that the Company and Republic met, as of June 30, 2022 and December 31, 2021, all applicable capital adequacy requirements. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed this categorization.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

The following table presents our regulatory capital ratios at June 30, 2022, and December 31, 2021.

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2022:

Total risk based capital
Republic	$362,129	10.81%	$268,096	8.00%	$351,876	10.50%	$335,120	10.00%
Company	369,064	10.97%	269,073	8.00%	353,158	10.50%	-	-%
Tier one risk based capital
Republic	343,002	10.24%	201,072	6.00%	284,852	8.50%	268,096	8.00%
Company	349,937	10.40%	201,805	6.00%	285,890	8.50%	-	-%
CET 1 risk based capital
Republic	343,002	10.24%	150,804	4.50%	234,584	7.00%	217,828	6.50%
Company	303,842	9.03%	151,354	4.50%	235,439	7.00%	-	-%
Tier one leveraged capital
Republic	238,988	5.83%	235,319	4.00%	235,319	4.00%	294,148	5.00%
Company	234,923	5.94%	235,748	4.00%	235,748	4.00%	-	-%

At December 31, 2021:

Total risk based capital
Republic	$347,030	11.43%	$242,787	8.00%	$318,658	10.50%	$303,484	10.00%
Company	360,175	11.83%	243,591	8.00%	319,713	10.50%	-	-%
Tier one risk based capital
Republic	328,066	10.81%	182,091	6.00%	257,962	8.50%	242,787	8.00%
Company	341,211	11.21%	182,693	6.00%	258,816	8.50%	-	-%
CET 1 risk based capital
Republic	328,066	10.81%	136,568	4.50%	212,439	7.00%	197,265	6.50%
Company	281,886	9.26%	137,020	4.50%	213,142	7.00%	-	-%
Tier one leveraged capital
Republic	322,097	5.85%	224,247	4.00%	224,247	4.00%	280,309	5.00%
Company	324,242	6.08%	224,656	4.00%	224,656	4.00%	-	-%

Dividend Policy

On August 26, 2020, the Company issued 2,000,000 shares of 7.00% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $25.00 per share. The Company received net proceeds of $48.3 million from the offering, after deducting offering costs. The Company will pay dividends on the Series A Preferred Stock when and if declared by its Board of Directors or an authorized committee thereof. If declared, dividends will be due and payable at a rate of 7.00% per annum, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year. During the three month and six month period ended June 30, 2022, dividends of $644,000 and $1.5 million were declared and paid on preferred stock compared to $875,000 and $1.8 million for the three and six month period ended June 30, 2021.

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $86.2 million at June 30, 2022, compared to $118.9 million at December 31, 2021. Loan maturities and repayments are another source of asset liquidity. At June 30, 2022, Republic estimated that more than $165.0 million of loans would mature or repay in the six-month period ending December 31, 2022. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At June 30, 2022, we had outstanding commitments (including unused lines of credit and letters of credit) of $614.4 million. Certificates of deposit scheduled to mature in one year totaled $121.1 million at June 30, 2022. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds, or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh. Our maximum borrowing capacity with the FHLB was $1.4 billion at June 30, 2022. At June 30, 2022 and December 31, 2021, we had no outstanding term borrowings with the FHLB. At June 30, 2022, we had outstanding overnight borrowings totaling $292.5 million. We had no outstanding overnight borrowings at December 31, 2021. As of June 30, 2022 and December 31, 2021, FHLB had issued letters of credit, on Republic’s behalf, totaling $100.0 million against our available credit line. We also established a contingency line of credit of $10.0 million with ACBB and a Fed Funds line of credit with Zions Bank in the amount of $15.0 million to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit or the Zions Fed Funds line at both June 30, 2022 and December 31, 2021.

Investment Securities Portfolio

At June 30, 2022, we identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of our asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of our asset/liability management. Our investment securities classified as available for sale consist primarily of SBAs, CMOs, MBSs, municipal securities, and corporate bonds. Available for sale securities totaled $1.1 billion at both June 30, 2022 and December 31, 2021. At June 30, 2022, securities classified as available for sale had a net unrealized loss of $142.9 million and a net unrealized loss of $11.6 million at December 31, 2021.

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans, commercial real estate loans, construction and land development loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $51.2 million at June 30, 2022. Individual customers may have several loans often secured by different collateral.

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

The following table shows information concerning loan delinquency and non‑performing assets as of the dates indicated (dollars in thousands):

	June 30, 2022	December 31, 2021
Loans accruing, but past due 90 days or more	$120	$323
Non-accrual loans	14,420	12,541
Total non-performing loans	14,540	12,864
Other real estate owned	230	360
Total non-performing assets	$14,770	$13,224

Non-performing loans as a percentage of total loans, net of unearned income	0.53%	0.51%
Non-performing assets as a percentage of total assets	0.25%	0.24%

Non-performing asset balances increased by $1.6 million to $14.8 million as of June 30, 2022 from $13.2 million at December 31, 2021. Non-accrual loans increased $1.9 million to $14.4 million at June 30, 2022, from $12.5 million at December 31, 2021. There were $120,000 in loans accruing, but past due 90 days or more at June 30, 2022 compared to $323,000 at December 31, 2021.

The following table presents our 30 to 89 days past due loans at June 30, 2022 and December 31, 2021.

(dollars in thousands)	June 30,	December 31,
	2022	2020
30 to 59 days past due	$13,602	$4,851
60 to 89 days past due	2	4,706
Total loans 30 to 89 days past due	$13,604	$9,557

Loans with payments 30 to 59 days past due increased to $13.6 million at June 30, 2022 from $4.9 million at December 31, 2021. Loans with payments 60 to 89 days past due decreased to $2,000 at June 30, 2022 from $4.7 million at December 31, 2021.

Other Real Estate Owned

The balance of other real estate owned was $230,000 at June 30, 2022 and $360,000 at December 31, 2021. The following table presents a reconciliation of other real estate owned for the six months ended June 30, 2022 and the year ended December 31, 2021:

(dollars in thousands)	June 30, 2022	December 31, 2021
Beginning Balance, January 1st	$360	$1,188
Additions	285	360
Valuation adjustments	(86)	(722)
Dispositions	(329)	(466)
Ending Balance	$230	$360

At June 30, 2022, we had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

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

An analysis of the allowance for credit losses for the six months ended June 30, 2022 and 2021, and the twelve months ended December 31, 2021 is as follows:

(dollars in thousands)	For the six months ended June 30, 2022	For the twelve months ended December 31, 2021	For the six months ended June 30, 2021

Balance at beginning of period	$18,964	$12,975	$12,975
CECL Day 1 Adjustment	2,980	-	-
Balance at beginning of period (as adjusted)	21,944	-	-
Charge‑offs:
Commercial real estate	621	311	-
Construction and land development	-	-	-
Commercial and industrial	2,161	61	60
Owner occupied real estate	787	-	-
Consumer and other	182	117	47
Residential mortgage	-	-	-
Paycheck protection program	-	-	-
Total charge‑offs	3,751	489	107
Recoveries:
Commercial real estate	-	33	-
Construction and land development	-	-	-
Commercial and industrial	16	462	150
Owner occupied real estate	597	64	40
Consumer and other	81	169	52
Residential mortgage	-	-	-
Paycheck protection program	-	-	-
Total recoveries	694	728	242
Net charge‑offs/(recoveries)	3,057	(239)	(135)
Provision for credit losses	240	5,750	3,000
Balance at end of period	$19,127	$18,964	$16,110

Average loans outstanding(1)	$2,571,612	$2,577,498	$2,667,572
As a percent of average loans:(1)
Net charge‑offs (annualized)	0.24%	(0.01% )	(0.01% )
Provision for loan losses (annualized)	0.02%	0.22%	0.23%
Allowance for loan losses	0.74%	0.74%	0.61%
Allowance for credit losses to:
Total loans, net of unearned income	0.69%	0.79%	0.64%
Total non‑performing loans	131.55%	147.42%	123.48%

(1)Includes non-accruing loans.

We recorded a credit of $380,000 to the provision for credit losses for the three month period ended June 30, 2022 and a $240,000 provision was recorded for the six months ended June 30, 2022. We did not record a provision for credit losses for the three month period ended June 30, 2021 and a $3.0 million provision was recorded for the six months ended June 30, 2021. The provision recorded is charged to operations in an amount necessary to bring the total allowance for credit losses to a level that management believes is adequate to absorb expected losses in the loan portfolio.

The allowance for credit losses as a percentage of non-performing loans (coverage ratio) was 131.55% at June 30, 2022, compared to 147.4% at December 31, 2021 and 123.5% at June 30, 2021. Total non-performing loans were $14.5 million, $12.9 million, and $13.0 million at June 30, 2022, December 31, 2021 and June 30, 2021, respectively. The decrease in the coverage ratio at June 30, 2022 compared to December 31, 2021 was a result of an increase in the non-performing loans for the six months ended June 30, 2022.

Management makes at least a quarterly determination as to an appropriate provision to maintain an allowance for credit losses that it determines is adequate to absorb life of loan credit losses in the loan portfolio. The Board of Directors periodically reviews the status of all non-accrual and impaired loans and loans classified by the management team. The Board of Directors also considers specific loans, pools of similar loans, historical charge-off activity, economic conditions, reasonable and supportable forecast of future credit losses, and other relevant factors in reviewing the adequacy of the allowance for credit losses. Any additions deemed necessary to the allowance for credit losses are charged to operating expenses.

We evaluate loans for payment delinquency and potential charge-offs on a quarterly basis. Any loan rated as substandard or lower will have a collateral evaluation analysis completed in accordance with Company policy to determine if any further adjustments need to be made to the allowance for expected credit losses. Our credit monitoring process assesses the ultimate collectability of an outstanding loan balance from all potential sources. When a loan is expected to be uncollectible it is charged-off against the allowance for credit losses. Unsecured commercial loans and all consumer loans are charged-off immediately upon reaching the 90-day delinquency mark unless they are well-secured and in the process of collection. The timing on charge-offs of all other loan types is subjective and will be recognized when management determines that full repayment, either from the cash flow of the borrower, collateral sources, and/or guarantors, will not be sufficient and that repayment is unlikely. A full or partial charge-off is recognized equal to the amount of the estimated deficiency calculation.

Serious delinquency is often the first indicator of a potential charge-off. Reductions in appraised collateral values and deteriorating financial condition of borrowers and guarantors are factors considered when evaluating potential charge-offs. The likelihood of possible recoveries or improvements in a borrower’s financial condition is also assessed when considering a charge-off.

Partial charge-offs of non-performing and collateral dependent loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for credit losses will be reduced while still carrying the remainder of a non-performing loan balance. The amount of non-performing loans for which partial charge-offs have been recorded amounted to $615,000 at June 30, 2022 and $4.2 million at December 31, 2021.

The following table provides additional analysis of partially charged-off loans.

(dollars in thousands)	June 30, 2022	December 31, 2021
Total nonperforming loans	$14,540	$12,864
Nonperforming and impaired loans with partial charge-offs	615	4,242

Ratio of nonperforming loans with partial charge-offs to total loans	0.02%	0.17%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	4.23%	32.98%
Coverage ratio net of nonperforming loans with partial charge-offs	3108.07%	447.05%

Our charge-off policy is reviewed on an annual basis and updated as necessary. During the six month period ended June 30, 2022, there were no changes made to this policy.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on October 25, 2022.

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
●

A failure to maintain effective controls over the implementation of FASB’s accounting standard, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, specifically, with regard to the quantification and review of the transition adjustment from the incurred loss model to the Current Expected Loss Model (“CECL”).

Changes in Internal Controls Over Financial Reporting

Management and the Board of Directors have been actively engaged in taking action to remediate the material weaknesses noted above. Such changes, all of which were made subsequent to the quarter ended June 30, 2022, include:

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

Other than the actions described above, during the fiscal quarter ended June 30, 2022, there were no change in our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2022 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended June 30, 2022. Management and the Board of Directors continue to be actively engaged in taking action to remediate the material weaknesses noted above.

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

On September 19, 2022, a complaint was filed in the Court of Common Pleas in Philadelphia, Pennsylvania against the Company and its current Interim Chief Executive Officer and director and two other current directors.  The lawsuit is styled Vernon Hill et al. v. Lisa Jacobs, et al., Case No. 220901684. The two plaintiffs, the former Chairman of the Board and Chief Executive Officer of the Company and a former director of the Company, allege defamation, defamation per se and false light against the three individual defendants. The former Chairman of the Board and Chief Executive Officer also alleges a breach of his employment agreement by the Company. The complaint seeks certain reimbursement payments and compensatory and (as against the individual defendants) punitive damages.  On November 21, 2022, the defendants all filed Preliminary Objections to the Complaint.  Plaintiffs’ response to those objections are due in the latter part of December. The matter is in its early stages and, accordingly, the Company is still assessing the potential outcomes and materiality of the matter.  The Company plans to defend itself vigorously.

The Company is aware that on November 22, 2022, shareholders George E. Norcross, III, Gregory B. Braca and Philip A. Norcross filed a complaint in the same Philadelphia Court of Common Pleas against the Company and its directors.  The lawsuit, captioned George E. Norcross, III, et al. v. Republic First Bancorp, Inc. Case No. 221102195, complains generally that the Company and its Board have acted in violation of their fiduciary duties by rejecting Plaintiffs’ efforts to nominate Mr. Braca as a director candidate at the upcoming annual meeting of shareholders, scheduled for January 2023.  The Company rejected that attempted nomination on grounds that the plaintiff who made the nomination was not a stockholder of record, as the Company’s By-Laws require.  Plaintiffs seek injunctive and declaratory relief that includes a demand that the Court waive enforcement of the Company’s By-Laws, reopen the deadline for nominating director candidates or find that the defendants violated the Company’s By-Laws in connection with its appointment of director Benjamin Duster to fill a vacancy on the Board. On December 6, 2022, plaintiffs filed a motion for preliminary injunction and asked defendants to accept service of the complaint, which they have done.  The parties are awaiting a conference with the court to set a schedule for proceedings related to plaintiffs’ motion. Given the procedural posture and its early stage, the Company cannot predict potential outcomes of the matter or plaintiffs’ motion; however, the defendants deny the alleged wrongdoing and intend to defend the matter vigorously.

On November 28, 2022, Plaintiffs Vernon Hill (“Hill”) and Interarch, Inc. (“Interarch”) filed an action in the United States District Court for the Eastern District of Pennsylvania, captioned Hill and Interarch v. Republic First Bancorp, Inc. et al., No. 2:22-cv-04735. Hill is a former Republic First Bancorp, Inc. (“Republic”) board chair and Chief Executive Officer and a former Republic director.  Interarch, owned by Hill’s wife, Shirley Hill, provided certain branding and architecture services to Republic.  Plaintiffs Hill and Interarch bring claims against Defendants Republic and two Republic employees (who are former Interarch employees), Rodney Dean (“Dean”) and John Chessa (“Chessa”).  Plaintiff Interarch brings claims for copyright infringement (against Republic), misappropriation of trade secrets under federal and state law (against all Defendants), tortious interference (against Republic), breach of contract (against Republic), breach of the duty of loyalty (against Dean and Chessa), unfair competition (against Republic), and a request for a declaratory judgment relating to these claims (against all Defendants).  Hill, in turn, brings a claim for trademark infringement (against Republic), and Hill and Interarch together bring a claim for unjust enrichment (against Republic).  This matter is in its early stages, and Republic is assessing the potential outcome and materiality of this matter.  The Company intends to defend itself vigorously.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL; (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: December 12, 2022	By:	/s/ Harry D. Madonna
Harry D. Madonna
Interim Chief Executive Officer (principal executive officer)

Date: December 12, 2022	By:	/s/ Jonathan D. Hill
Jonathan D. Hill
Senior Vice President and Interim Chief Financial Officer (principal financial and accounting officer)