Form 10-Q
period 2022-09-30
REPUBLIC FIRST BANCORP INC
filed 2023-03-15
CIK 834285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022.

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	63,863,592
Title of Class	Number of Shares Outstanding as of March 13, 2023

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2022 and December 31, 2021

(Dollars in thousands, except per share data)

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Cash and due from banks	$15,670	$14,072
Interest bearing deposits with banks	36,782	104,812
Cash and cash equivalents	52,452	118,884
Investment securities available for sale, at fair value	999,521	1,075,366
Investment securities held to maturity, at amortized cost (fair value of $1,267,546 and $1,647,360, respectively)	1,562,376	1,660,292
Equity securities	6,627	9,173
Restricted stock, at cost	21,907	3,510
Mortgage loans held for sale, at fair value	6,038	8,538
Other loans held for sale	4,785	5,224
Loans receivable (net of allowance for credit losses of $25,255 and $18,964, respectively)	3,035,597	2,488,401
Premises and equipment, net	130,902	127,440
Other real estate owned, net	876	360
Accrued interest receivable	18,783	15,073
Operating lease right-of-use asset	73,135	75,627
Other assets	86,255	38,768
Total Assets	$5,999,254	$5,626,656
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$1,418,060	$1,404,360
Demand – interest bearing	2,497,761	2,283,779
Money market and savings	1,217,580	1,305,096
Time deposits	118,183	197,945
Total Deposits	5,251,584	5,191,180
Other borrowings	442,500	-
Accrued interest payable	401	550
Other liabilities	24,409	17,636
Operating lease liability	79,620	81,770
Subordinated debt	11,282	11,278
Total Liabilities	5,809,796	5,302,414

Commitments and contingencies (see note 4)	-	-

Shareholders’ Equity
Preferred stock, par value $0.01 per share; liquidation preference $25.00 per share; 10,000,000 shares authorized; shares issued 1,471,000 as of September 30, 2022 and 2,000,000 as of December 31, 2021; shares outstanding 1,471,000 as of September 30, 2022 and 2,000,000 as of December 31, 2021	15	20
Common stock, par value $0.01 per share: 100,000,000 shares authorized; shares issued 64,315,909 as of September 30, 2022 and 59,471,998 as of December 31, 2021; shares outstanding 63,787,064 as of September 30, 2022 and 58,943,153 as of December 31, 2021	643	595
Additional paid in capital	326,549	324,618
Retained earnings	19,601	13,591
Treasury stock at cost (503,408 shares as of September 30, 2022 and December 31, 2021)	(3,725)	(3,725)
Stock held by deferred compensation plan (25,437 shares as of September 30, 2022 and December 31, 2021)	(183)	(183)
Accumulated other comprehensive loss	(153,442)	(10,674)
Total Shareholders’ Equity	189,458	324,242
Total Liabilities and Shareholders’ Equity	$5,999,254	$5,626,656

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2022 and 2021

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:
Interest and fees on taxable loans	$30,653	$26,954	$83,304	$84,453
Interest and fees on tax-exempt loans	605	426	1,573	1,290
Interest and dividends on taxable investment securities	14,304	8,128	41,749	21,273
Interest and dividends on tax-exempt investment securities	392	89	875	242
Interest on federal funds sold and other interest-earning assets	54	181	179	294
Total interest income	46,008	35,778	127,680	107,552
Interest expense:
Demand- interest bearing	4,798	3,165	9,536	9,706
Money market and savings	845	837	2,419	2,888
Time deposits	139	281	607	1,245
Other borrowings	2,227	53	2,579	200
Total interest expense	8,009	4,336	15,141	14,039
Net interest income	37,999	31,442	112,539	93,513
Provision for credit losses	3,998	900	4,756	3,900
Net interest income after provision for credit losses	34,001	30,542	107,783	89,613
Non-interest income:
Loan and servicing fees	311	946	1,500	2,239
Mortgage banking income	844	2,397	2,847	9,869
Gain on sales of SBA loans	502	641	1,713	2,035
Service fees on deposit accounts	3,668	3,283	10,243	10,503
Net (loss) gain on sale or call of investment securities	(46)	-	(46)	2
Other non-interest income	463	50	(1,295)	624
Total non-interest income	5,742	7,317	14,962	25,272
Non-interest expenses:
Salaries and employee benefits	16,276	14,640	47,157	44,216
Occupancy	3,982	3,630	11,382	11,238
Depreciation and amortization	2,193	2,059	6,455	6,368
Legal	3,617	265	10,943	776
Other real estate owned	317	119	409	710
Appraisal and other loan expenses	428	410	815	1,669
Advertising	231	192	675	482
Data processing	1,574	2,472	5,609	5,991
Insurance	179	304	660	938
Professional fees	1,875	800	3,895	2,371
Debit card processing	991	743	2,723	2,527
Regulatory assessments and costs	1,101	904	3,290	2,511
Taxes, other	757	978	2,071	2,083
Other operating expenses	4,193	2,259	11,075	7,760
Total non-interest expense	37,714	29,775	107,159	89,640
Income before provision for income taxes	2,029	8,084	15,586	25,245 25,245
Provision for income taxes	476	1,988	3,805	6,147
Net income	$1,553	$6,096	$11,781	$19,098
Preferred stock dividends	644	875	2,154	2,625
Net income available to common shareholders	$909	$5,221	$9,627	$16,473
Net income per share
Basic earnings per common share	$0.01	$0.09	$0.15	$0.28
Diluted earnings per common share	$0.01	$0.08	$0.14	$0.25

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

For the Three and Nine Months Ended September 30, 2022 and 2021

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$1,553	$6,096	$11,781	$19,098

Other comprehensive income (loss), net of tax
Unrealized (losses) on securities (pre-tax ($60,669), ($4,158), ($191,991), and ($5,717), respectively)	(45,277)	(3,102)	(143,283)	(4,265)
Reclassification adjustment for securities losses (gains) (pre-tax $46, ($2), $46, and ($2), respectively)	34	(1)	34	(1)
Net unrealized gains (losses) on securities	(45,243)	(3,103)	(143,249)	(4,266)
Amortization of net unrealized holding losses to income during the period (pre-tax $178, $499, $644, and $1,998 respectively)	133	373	481	1,491

Total other comprehensive (loss) income	(45,110)	(2,730)	(142,768)	(2,775)

Total comprehensive (loss) income	$(43,557)	$3,366	$(130,987)	$16,323

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$11,781	$19,098
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,756	3,900
Write down of other real estate owned	328	670
Depreciation and amortization	6,455	6,368
Stock based compensation	1,255	1,562
Loss (gain) on sale or call of investment securities	46	(2)
Fair value adjustments on equity securities	2,546	(192)
Amortization of premiums on investment securities	3,973	6,394
Accretion of discounts on retained SBA loans	(971)	(709)
Fair value adjustments on SBA servicing assets	1,004	545
Proceeds from sales of SBA loans originated for sale	21,535	22,489
SBA loans originated for sale	(19,383)	(22,380)
Gains on sales of SBA loans originated for sale	(1,713)	(2,035)
Proceeds from sales of mortgage loans originated for sale	84,904	344,087
Mortgage loans originated for sale	(81,056)	(298,521)
Fair value adjustment for mortgage loans originated for sale	311	1,920
Gains on sales of mortgage loans originated for sale	(2,062)	(9,572)
Amortization of debt issuance costs	5	5
Non-cash expense related to leases	344	249
Repayment of operating lease liabilities	(4,216)	(4,179)
Net (increase) decrease in accrued interest receivable and other assets	(3,821)	1,392
Net increase (decrease) in accrued interest payable and other liabilities	10,909	(384)
Net cash provided by operating activities	36,930	70,705

Cash flows from investing activities
Purchase of investment securities available for sale	(251,859)	(464,868)
Purchase of investment securities held to maturity	(51,145)	(764,947)
Proceeds from the sale of securities available for sale	34,073	-
Proceeds from the paydown, maturity, or call of securities available for sale	99,986	104,147
Proceeds from the paydown, maturity, or call of securities held to maturity	147,394	201,255
Net purchase of restricted stock	(18,397)	(471)
Net (increase) decrease in loans	(555,295)	149,212
Net proceeds from sale of other real estate owned	329	155
Premises and equipment expenditures	(9,917)	(8,499)
Net cash used in investing activities	(604,831)	(784,016)

Cash flows from financing activities
Net proceeds from exercise of stock options	719	140
Net increase in demand, money market and savings deposits	140,166	947,213
Net (decrease) increase in time deposits	(79,762)	11,117
Net increase (repayment) in other borrowings	442,500	(633,866)
Preferred stock dividends paid	(2,154)	(2,625)
Net cash provided by financing activities	501,469	321,979

Net decrease in cash and cash equivalents	(66,432)	(391,332)
Cash and cash equivalents, beginning of year	118,884	775,300
Cash and cash equivalents, end of period	$52,452	$383,968

Supplemental disclosures
Interest paid	$15,290	$13,595
Income taxes paid	$3,486	$8,540
Non-cash transfers from loans receivable to other real estate owned	$1,173	$168
Non-cash transfers from loans held for sale to loans receivable	$476	$-
Lease liabilities arising from obtaining right-of-use assets	$3,272	$8,175

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Nine Months Ended September 30, 2022 and 2021

(Dollars in thousands)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings / Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance July 1, 2022	$15	$643	$326,031	$18,692	$(3,725)	$(183)	$(108,332)	$233,141
Net income				1,553				1,553
Preferred stock dividends paid (1)				(644)				(644)
Other comprehensive loss, net of tax							(45,110)	(45,110)
Stock based compensation			426					426
Units vested (104 shares)		-	-					-
Options exercised (31,000 shares)			92					92

Balance September 30, 2022	$15	$643	$326,549	$19,601	$(3,725)	$(183)	$(153,442)	$189,458

Balance January 1, 2022	$20	$595	$324,618	$13,591	$(3,725)	$(183)	$(10,674)	$324,242
Adjustment for adoption of ASC 2016-13, net of tax				(3,617)				(3,617)
Net income				11,781				11,781
Preferred stock dividends paid (2)				(2,154)				(2,154)
Other comprehensive loss, net of tax							(142,768)	(142,768)
Stock based compensation			1,255					1,255
Conversion of preferred stock to common stock (529,000 shares and 4,408,324 shares)	(5)	44	(39)					-
Units vested (176,579 shares)		2	(2)					-
Options exercised (259,008 shares)		2	717					719

Balance September 30, 2022	$15	$643	$326,549	$19,601	$(3,725)	$(183)	$(153,442)	$189,458

Balance July 1, 2021	$20	$594	$323,442	$3,167	$(3,725)	$(183)	$(2,874)	$320,441
Net income				6,096				6,096
Preferred stock dividends paid (1)				(875)				(875)
Other comprehensive loss, net of tax							(2,730)	(2,730)
Stock based compensation			532					532
Options exercised (28,000 shares)			49					49

Balance September 30, 2021	$20	$594	$324,023	$8,388	$(3,725)	$(183)	$(5,604)	$323,513

Balance January 1, 2021	$20	$594	$322,321	$(8,085)	$(3,725)	$(183)	$(2,829)	$308,113
Net income				19,098				19,098
Preferred stock dividends paid (2)				(2,625)				(2,625)
Other comprehensive loss, net of tax							(2,775)	(2,775)
Stock based compensation			1,562					1,562
Options exercised (54,375 shares)			140					140

Balance September 30, 2021	$20	$594	$324,023	$8,388	$(3,725)	$(183)	$(5,604)	$323,513

(1)	Dividends per share of $0.44 and $0.44 were declared and paid on preferred stock for the three months ended September 30, 2022 and September 30, 2021
(2)	Dividends per share of $1.32 and $1.32 were declared and paid on preferred stock for the nine months ended September 30, 2022 and September 30, 2021

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation

Republic First Bancorp, Inc. (the “Company”) is a one-bank holding company incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly owned subsidiary, Republic First Bank, does business under the name of Republic Bank (“Republic”). Republic is a Pennsylvania state-chartered bank that offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia, Southern New Jersey, and New York City markets through its offices and branch locations in Philadelphia, Montgomery, Delaware and Bucks Counties in Pennsylvania, Camden, Burlington, Atlantic and Gloucester Counties, New Jersey and New York County. In 2016, Republic acquired all of the issued and outstanding limited liability company interests of Oak Mortgage Company, LLC (“Oak Mortgage”) and, as a result, Oak Mortgage became a wholly owned subsidiary of Republic on that date. In 2018, Oak Mortgage was merged with and into Republic and restructured as a division of Republic. The Oak Mortgage name is still utilized for marketing and branding purposes. The Company also has two unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of two separate issuances of trust preferred securities.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period.

Note 2:  Correction of Immaterial Errors in Previously Filed Financial Statements

Subsequent to filing the Form 10-Qs for both the first and second quarters of 2022, the Company identified certain errors related to the previously reported allowance for credit losses (the “ACL”) and related provision for credit losses for the reporting periods ended March 31, 2022 and June 30, 2022. Based on a total mix of factors, the Company concluded that the errors were immaterial to the unaudited financial statements for the reporting periods ended March 31, 2022 and June 30, 2022. As such, the errors have been corrected within this filing.

The correction of the immaterial errors in the Company’s previously reported allowance for credit losses and related provision for credit losses relate to the implementation of the Company’s new allowance methodology in connection with the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) in 2022. Specifically, the adjustments correct the calculation of historical loss data, improper loan portfolio segmentation, and the exclusion of off-balance sheet commitments from the allowance calculation. As a result, the Company’s provision for credit losses, loans receivable, other liabilities (which contains the ACL on off-balance sheet commitments), and other assets (which contains net deferred tax assets) for the quarters ended March 31, 2022 and June 30, 2022 were corrected.

The Company also corrected an immaterial error for an under accrual of legal fees for the quarter ended March 31, 2022, increasing other liabilities and legal expenses. The Company also adjusted other assets which contains net current tax assets. Such legal fees were subsequently paid in the quarter ended June 30, 2022. The Company assessed both the qualitative and quantitative factors individually and in aggregate with the other immaterial corrections noted above and determined the error was immaterial both individually and in aggregate.

For the three months ended March 31, 2022, the corrected net income is $6.2 million, or $0.08 per diluted share, which is $0.1 million, or $0.00 per diluted share, higher than previously reported. For the three months ended June 30, 2022, the corrected net income is $4.0 million, or $0.05 per diluted share, which is $0.5 million, or $0.01 per diluted share, lower than as previously reported. The impacts of the correction on the March 31, 2022 and June 30, 2022 financial statements are further illustrated below.

March 31, 2022 Financial Statements

The following table presents the impact of the correction of immaterial errors on the consolidated statement of financial condition at March 31, 2022:

(dollars in thousands)	As Previously Reported	Adjustments	As Corrected
ASSETS
Loans receivable (net of allowance for credit losses)	$2,534,653	$(642)	$2,534,011
Other assets	56,008	425	56,433
Total Assets	$5,700,682	$(217)	$5,700,465
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Other liabilities	$18,767	$1,060	$19,827
Total Liabilities	5,423,669	1,060	5,424,729
Shareholders' Equity
Retained earnings	16,620	(1,277)	15,343
Total Shareholders' Equity	277,013	(1,277)	275,736
Total Liabilities and Shareholders' Equity	$5,700,682	$(217)	$5,700,465

The following table presents the impact of the correction of immaterial errors on the consolidated statement of income for the three months ended March 31, 2022:

(dollars in thousands)	As Previously Reported	Adjustments	As Corrected
Provision for credit losses	$620	$(692)	$(72)
Net interest income after provision for credit losses	35,520	692	36,212
Non-interest expenses
Legal	467	537	1,004
Total non-interest expense	31,658	537	32,195
Net income before provision for income taxes	8,209	155	8,364
Provision for income taxes	2,090	39	2,129
Net income	$6,119	$116	$6,235
Net income available to common shareholders	$5,253	$116	$5,369
Net income per share
Basic earnings per common share	$0.09	$-	$0.09
Diluted earnings per common share	$0.08	$-	$0.08

The following table presents the impact of the correction of immaterial errors on the consolidated statement of comprehensive income for the three months ended March 31, 2022:

(dollars in thousands)	As Previously Reported	Adjustments	As Corrected
Net income	$6,119	$116	$6,235
Total comprehensive (loss) income	$(45,043)	$116	$(44,927)

The following table presents the impact of the correction of immaterial errors on the consolidated statement of cash flows for the three months ended March 31, 2022:

(dollars in thousands)	As Previously Reported	Adjustments	As Corrected
Cash flows from operating activities
Net income	$6,119	$116	$6,235
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	620	(692)	(72)
Increase in accrued interest receivable and other assets	(1,188)	39	(1,149)
Net increase (decrease) in accrued interest payable and other liabilities	2,320	537	2,857
Net cash provided by operating activities	$16,582	$-	$16,582

The following table presents the impact of the correction of immaterial errors on the consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2022:

	As Previously Reported		Adjustments	As Corrected
(dollars in thousands)	Retained Earnings / Accumulated Deficit	Total Shareholders’ Equity		Retained Earnings / Accumulated Deficit	Total Shareholders’ Equity
Balance January 1, 2022	$13,591	$324,242	$-	$13,591	$324,242
Adjustment for adoption of ASC 2016-23, net of tax	(2,224)	(2,224)	(1,393)	(3,617)	(3,617)
Net income	6,119	6,119	116	6,235	6,235
Balance March 31, 2022	$16,620	$277,013	$(1,277)	$15,343	$275,736

The Company recorded a net decrease to retained earnings of $3.6 million (as previously reported $2.2 million) as of January 1, 2022 for the cumulative effect of adopting ASC 326. The following table presents the impact of the correction of immaterial errors on the impact of ASC 326 disclosed in Note 3: Summary of Significant Accounting Policies of the March 31, 2022 filing:

January 1, 2022	As Previously Reported			Adjustments	As Corrected
(dollars in thousands)	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326	As Reported Under ASC 326	Impact of ASC 326 Adoption
Assets:
Loans	$2,514,123	$2,514,123	$-	-	$2,514,123	$-

ACL on Loans:
Commercial real estate	5,892	5,802	90	(1,555)	4,337	(1,465)
Construction and land development	1,841	1,544	297	806	2,647	1,103
Commercial and industrial	2,316	2,856	(540)	1,102	3,418	562
Owner occupied real estate	5,207	3,158	2,049	1,707	6,914	3,756
Consumer and other	663	629	34	4	667	38
Residential mortgage	6,025	4,922	1,103	(804)	5,221	299
Paycheck protection program	-	-	-	-	-	-
Unallocated	-	53	(53)	-	-	(53)
Total ACL on Loans	$21,944	$18,964	$2,980	$1,260	$23,204	$4,240

Liabilities:
ACL on off-balance sheet commitments	$-	$-	$-	$597	$597	$597

Tax effect			$756	$464		$1,220

Shareholders' equity:			$2,224	$1,393		$3,617

The following table sets forth the Company’s gross loans by major category pre and post the correction of immaterial errors as of March 31, 2022 as disclosed in Note 6: Loans Receivable and Allowance for Credit Losses at March 31, 2022:

(dollars in thousands)	As Previously Reported	Adjustments	As Corrected
Total loans receivable	$2,562,068	$-	$2,562,068
Deferred costs (fees)	(4,901)	-	(4,901)
Allowance for credit losses	(22,514)	(642)	(23,156)
Net loans receivable	$2,534,653	$(642)	$2,534,011

The following tables provide a summary of the allowance for credit losses and balance of loans receivable by loan class and by impairment method pre and post the correction of immaterial errors as of March 31, 2022 as disclosed in Note 6: Loans Receivable and Allowance for Credit Losses at March 31, 2022:

March 31, 2022	As Previously Reported
(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total
March 31, 2022
Allowance for credit losses:
Individually evaluated for impairment	$915	$-	$2,268	$323	$103	$-	$-	$-	$3,609
Collectively evaluated for impairment	4,455	1,268	1,177	4,461	815	6,729	-	-	18,905
Total allowance for credit losses	$5,370	$1,268	$3,445	$4,784	$918	$6,729	$-	$-	$22,514

	Adjustments
(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total
March 31, 2022
Allowance for credit losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	(1,322)	842	1,039	1,382	(190)	(1,109)	-	-	642
Total allowance for credit losses	$(1,322)	$842	$1,039	$1,382	$(190)	$(1,109)	$-	$-	$642

	As Corrected
(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total
March 31, 2022
Allowance for credit losses:
Individually evaluated for impairment	$915	$-	$2,268	$323	$103	$-	$-	$-	$3,609
Collectively evaluated for impairment	3,133	2,110	2,216	5,843	625	5,620	-	-	19,547
Total allowance for credit losses	$4,048	$2,110	$4,484	$6,166	$728	$5,620	$-	$-	$23,156

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class pre and post the correction of immaterial errors at and for the three months ended March 31, 2022 as disclosed in Note 6: Loans Receivable and Allowance for Credit Losses at March 31, 2022:

Three months ended March 31, 2022

	As Previously Reported
(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total
Allowance for Credit Losses:
Beginning balance January 1, 2022:	$5,802	$1,544	$2,856	$3,158	$629	$4,922	-	$53	$18,964
Day 1 effect of CECL	90	297	(540)	2,049	34	1,103	-	(53)	2,980
Charge-offs	-	-	-	-	(67)	-	-	-	(67)
Recoveries	-	-	10	7	-	-	-	-	17
Provisions	(522)	(573)	1,119	(430)	322	704	-	-	620
Ending balance March 31, 2022:	$5,370	$1,268	$3,445	$4,784	$918	$6,729	$-	$-	$22,514

	Adjustments
(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total
Allowance for Credit Losses:
Beginning balance January 1, 2022	-	-	-	-	-	-	-	-	-
Day 1 effect of CECL	(1,555)	806	1,102	1,707	4	(804)	-	-	1,260
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provisions	233	36	(63)	(325)	(194)	(305)	-	-	(618)
Ending balance March 31, 2022:	$(1,322)	$842	$1,039	$1,382	$(190)	$(1,109)	$-	$-	$642

	As Corrected
(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residentia l Mortgage	Paycheck Protection Program	Unallocated	Total
Allowance for Credit Losses:
Beginning balance January 1, 2022	$5,802	$1,544	$2,856	$3,158	$629	$4,922	$-	$53	$18,964
Day 1 effect of CECL	(1,465)	1,103	562	3,756	38	299	-	(53)	4,240
Charge-offs	-	-	-	-	(67)	-	-	-	(67)
Recoveries	-	-	10	7	-	-	-	-	17
Provisions (credits)(1)	(289)	(537)	1,056	(755)	128	399	-	-	2
Ending balance March 31, 2022:	$4,048	$2,110	$4,484	$6,166	$728	$5,620	$-	$-	$23,156

(1) Provision to roll forward the allowance for credit losses excludes a credit of $(74,000) for off-balance sheet commitments.

The ACL on off-balance sheet commitments as of March 31, 2022 was $523,000.

The following table presents the impact of the correction of immaterial errors on the Company’s regulatory capital ratios at March 31, 2022:

(dollars in thousands)	Actual
At March 31, 2022:	As Previously Reported	Adjustment	Corrected
Total risk based capital
Republic	11.25%	-0.02%	11.23%
Company	11.61%	-0.02%	11.59%
Tier one risk based capital
Republic	10.54%	-0.04%	10.50%
Company	10.90%	-0.04%	10.86%
CET 1 risk based capital
Republic	10.54%	-0.04%	10.50%
Company	9.45%	-0.04%	9.41%
Tier one leveraged capital
Republic	5.83%	-0.02%	5.81%
Company	6.04%	-0.02%	6.02%

Refer to Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations for disclosure of relevant regulatory minimum capital ratios.

June 30, 2022 Financial Statements

The following table presents the impact of the correction of immaterial errors on the consolidated statement of financial condition at June 30, 2022:

(dollars in thousands)	As Previously Reported	Adjustments	As Adjusted
ASSETS
Loans receivable (net of allowance for credit losses)	$2,731,556	$(1,870)	$2,729,686
Other assets	72,283	593	72,876
Total Assets	$5,856,882	$(1,277)	$5,855,605
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Other liabilities	$22,954	$505	$23,459
Total Liabilities	$5,621,959	$505	$5,622,464
Shareholders' Equity
Retained earnings	$20,474	$(1,782)	$18,692
Total Shareholders' Equity	234,923	(1,782)	233,141
Total Liabilities and Shareholders' Equity	$5,856,882	$(1,277)	$5,855,605

The following table presents the impact of the correction of immaterial error on the consolidated statement of income for the three months ended June 30, 2022:

(dollars in thousands)	As Previously Reported	Adjustments	As Corrected
Provision for credit losses	$(380)	$1,210	$830
Net interest income after provision for credit losses	38,780	(1,210)	37,570
Non-interest expenses
Legal	6,859	(537)	6,322
Total non-interest expense	37,787	(537)	37,250
Net income before provision for income taxes	5,866	(673)	5,193
Provision for income taxes	1,368	(168)	1,200
Net income	$4,498	$(505)	$3,993
Net income available to common shareholders	$3,854	$(505)	$3,349
Net income per share
Basic earnings per common share	0.06	(0.01)	0.05
Diluted earnings per common share	0.06	(0.01)	0.05

The following table presents the impact of the correction of immaterial errors on the consolidated statement of income for the six months ended June 30, 2022:

(dollars in thousands)	As Previously Reported	Adjustments	As Corrected
Provision for credit losses	$240	$518	$758
Net interest income after provision for credit losses	74,300	(518)	73,782
Net income before provision for income taxes	14,075	(518)	13,557
Provision for income taxes	3,458	(129)	3,329
Net income	$10,617	$(389)	$10,228
Net income available to common shareholders	$9,107	$(389)	$8,718
Net income per share
Basic earnings per common share	0.15	(0.01)	0.14
Diluted earnings per common share	0.14	(0.01)	0.13

The following table presents the impact of the correction of immaterial errors on the consolidated statement of comprehensive income for the three months ended June 30, 2022:

(dollars in thousands)	As Previously Reported	Adjustments	As Corrected
Net income	$4,498	$(505)	$3,993
Total comprehensive (loss) income	$(41,998)	$(505)	$(42,503)

The following table presents the impact of the correction of immaterial errors on the consolidated statement of comprehensive income for the six months ended June 30, 2022:

(dollars in thousands)	As Previously Reported	Adjustments	As Corrected
Net income	$10,617	$(389)	$10,228
Total comprehensive (loss) income	$(87,041)	$(389)	$(87,430)

The following table presents the impact of the correction of immaterial errors on the consolidated statement of cash flows for the six months ended June 30, 2022:

(dollars in thousands)	As Previously Reported	Adjustments	As Corrected
Cash flows from operating activities
Net income	$10,617	$(389)	$10,228
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	240	518	758
Increase in accrued interest receivable and other assets	(2,435)	(129)	(2,564)
Net cash provided by operating activities	$27,418	$-	$27,418

The following table presents the impact of the correction of immaterial errors on the consolidated statement of shareholders’ equity for the three months ended June 30, 2022:

	As Previously Reported		Adjustments	As Corrected
(dollars in thousands)	Retained Earnings / Accumulated Deficit	Total Shareholders’ Equity		Retained Earnings / Accumulated Deficit	Total Shareholders’ Equity
Balance April 1, 2022	$16,620	$277,013	$(1,277)	$15,343	$275,736
Net income	4,489	4,498	(505)	3,993	3,993
Balance June 30, 2022	$20,474	$234,923	$(1,782)	$18,692	$233,141

The following table presents the impact of the correction of immaterial errors on the consolidated statement of shareholders’ equity for the six months ended June 30, 2022:

	As Previously Reported		Adjustments	As Corrected
(dollars in thousands)	Retained Earnings / Accumulated Deficit	Total Shareholders’ Equity		Retained Earnings / Accumulated Deficit	Total Shareholders’ Equity
Balance January 1, 2022	$13,591	$324,242	$-	$13,591	$324,242
Adjustment for adoption of ASC 2016-23, net of tax	(2,224)	(2,224)	(1,393)	(3,617)	(3,617)
Net income	6,119	10,617	(389)	5,730	10,228
Balance June 30, 2022	$20,474	$234,923	$(1,782)	$18,692	$233,141

The following table sets forth the Company’s gross loans by major category pre and post the correction of immaterial errors as of June 30, 2022 as disclosed in Note 6: Loans Receivable and Allowance for Credit Losses at June 30, 2022:

(dollars in thousands)	As Previously Reported	Adjustments	As Corrected
Total loans receivable	$2,754,394	$-	$2,754,394
Deferred costs (fees)	(3,711)	-	(3,711)
Allowance for credit losses	(19,127)	(1,870)	(20,997)
Net loans receivable	$2,731,556	$(1,870)	$2,729,686

The following tables detail activity in the allowance for credit losses pre and post the correction of immaterial errors for the three and six months ended June 30, 2022 as disclosed in Note 6: Loans Receivable and Allowance for Credit Losses at June 30, 2022. The Company adopted ASU 2016-13 on January 1, 2022 using the modified retrospective approach. The transition adjustment includes an increase in the allowance of $4.2 million (as previously reported $3.0 million).

	As Previously Reported
(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total
Allowance for Credit Losses:
Beginning balance March 31, 2022:	$5,370	$1,268	$3,445	$4,784	$918	$6,729	$-	$-	$22,514
Charge-offs	(621)	-	(2,161)	(787)	(115)	-	-	-	(3,684)
Recoveries	-	-	7	590	80	-	-	-	677
Provisions (credits)	104	(472)	(147)	(448)	(164)	747	-	-	(380)
Ending balance: June 30, 2022:	$4,853	$796	$1,144	$4,139	$719	$7,476	$-	$-	$19,127

	Adjustments
(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total
Allowance for Credit Losses:
Beginning balance March 31, 2022:	$(1,322)	$842	$1,039	$1,382	$(190)	$(1,109)	$-	$-	$642
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provisions (credits)	10	(116)	140	442	162	590	-	-	1,228
Ending balance: June 30, 2022:	$(1,312)	$726	$1,179	$1,824	$(28)	$(519)	$-	$-	$1,870

	As Corrected
(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total
Allowance for Credit Losses:
Beginning balance March 31, 2022:	$4,048	$2,110	$4,484	$6,166	$728	$5,620	$-	$-	$23,156
Charge-offs	(621)	-	(2,161)	(787)	(115)	-	-	-	(3,684)
Recoveries	-	-	7	590	80	-	-	-	677
Provisions (credits)(1)	114	(588)	(7)	(6)	(2)	1,337	-	-	848
Ending balance: June 30, 2022:	$3,541	$1,522	$2,323	$5,963	$691	$6,957	$-	$-	$20,997

(1) Provision to roll forward the allowance for credit losses excludes a credit of $(18,000) for off-balance sheet commitments.

The ACL on off-balance sheet commitments as of June 30, 2022 was $505,000.

	As Previously Reported
(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total
Allowance for Credit Losses:
Beginning balance December 31, 2021:	$5,802	$1,544	$2,856	$3,158	$629	$4,922	$-	$53	$18,964
Day 1 effect of CECL	90	297	(540)	2,049	34	1,103	-	(53)	2,980
Charge-offs	(621)	-	(2,161)	(787)	(182)	-	-	-	(3,751)
Recoveries	-	-	16	597	81	-	-	-	694
Provisions (credits)	(418)	(1,045)	973	(878)	157	1,451	-	-	240
Ending balance June 30, 2022:	$4,853	$796	$1,144	$4,139	$719	$7,476	$-	$-	$19,127

	Adjustments
(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total
Allowance for Credit Losses:
Beginning balance December 31, 2021:	$-	$-	$-	$-	$-	$-	$-	$-	$-
Day 1 effect of CECL	(1,555)	806	1,102	1,707	4	(804)	-	-	1,260
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provisions (credits)	243	(80)	77	117	(32)	285	-	-	610
Ending balance June 30, 2022:	$(1,312)	$726	$1,179	$1,824	$(28)	$(519)	$-	$-	$1,870

	As Corrected
(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total
Allowance for Credit Losses:
Beginning balance December 31, 2021:	$5,802	$1,544	$2,856	$3,158	$629	$4,922	$-	$53	$18,964
Day 1 effect of CECL	(1,465)	1,103	562	3,756	38	299	-	(53)	4,240
Charge-offs	(621)	-	(2,161)	(787)	(182)	-	-	-	(3,751)
Recoveries	-	-	16	597	81	-	-	-	694
Provisions (credits)(1)	(175)	(1,125)	1,050	(761)	125	1,736	-	-	850
Ending balance June 30, 2022:	$3,541	$1,522	$2,323	$5,963	$691	$6,957	$-	$-	$20,997

(1) Provision to roll forward the allowance for credit losses excludes a credit of $(92,000) for off-balance sheet commitments.

The ACL on off-balance sheet commitments as of June 30, 2022 was $505,000.

The following table presents the impact of the correction of immaterial errors on the Company’s regulatory capital ratios at June 30, 2022.

(dollars in thousands)	Actual
At June 30, 2022:	As Previously Reported	Adjustment	Corrected
Total risk based capital
Republic	10.81%	0.00%	10.81%
Company	10.97%	0.00%	10.97%
Tier one risk based capital
Republic	10.24%	-0.06%	10.18%
Company	10.40%	-0.05%	10.35%
CET 1 risk based capital
Republic	10.24%	-0.06%	10.18%
Company	9.03%	-0.05%	8.98%
Tier one leveraged capital
Republic	5.83%	-0.03%	5.80%
Company	5.94%	-0.03%	5.91%

Refer to Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations for disclosure of relevant regulatory minimum capital ratios

Note 3: Summary of Significant Accounting Policies

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

The coronavirus (“COVID-19”) outbreak and the public health response to contain it resulted in unprecedented economic and financial market conditions. Additionally, more recent geopolitical (including the conflict in Ukraine), inflationary pressures, interest rate hikes by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and potential recessionary conditions have added even further uncertainty to the overall economic environment. During 2022, the federal funds target range increased by 425 basis points to a range of 4.25% - 4.50% to curb inflation, with continued increases planned.

The effects of geopolitical conflict, inflationary pressures, higher interest rates and potential recessionary conditions may meaningfully impact loan production, income levels, and the measurement of certain significant estimates such the allowance for credit losses.  Moreover, if in a period of economic contraction, elevated levels of credit losses and reduced interest income may occur.  The extent to which the economic environment impacts the Company's business, results of operations, and financial condition, as well as the Company's regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the current economic environment and actions taken by governmental authorities and other third parties in response to geopolitical conflict and inflationary pressures.

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

Mortgage loans held for sale originated on or subsequent to the election of the fair value option are recorded on the balance sheet at fair value. The fair value is determined on a recurring basis by utilizing quoted prices from dealers in such securities. Changes in fair value are reflected in mortgage banking income in the statements of income. Direct loan origination costs are recognized when incurred and are included in non-interest expense in the statements of income.

Interest Rate Lock Commitments

Mortgage loan commitments known as interest rate locks that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance in FASB ASC 815, Derivatives and Hedging. Loan commitments that are classified as derivatives are recognized at fair value on the balance sheet as other assets and other liabilities with changes in their fair values recorded as mortgage banking income and included in non-interest income in the statements of income. Outstanding interest rate lock commitments (“IRLCs”) are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation, or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. Republic is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Republic uses best efforts commitments to substantially eliminate these risks. The valuation of the IRLCs issued by Republic includes the value of the servicing released premium. Republic sells loans where the servicing is released, and the servicing released premium is included in the market price. See Note 12: Derivatives and Risk Management Activities for further detail of IRLCs.

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

In estimating the allowance for credit losses, management considers current economic conditions, past loss experience, the composition of the loan portfolio, delinquency statistics, results of internal loan reviews and regulatory examinations, borrowers perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant and qualitative risk factors. Subsequent to foreclosure, an estimate for the carrying value of other real estate owned is normally determined through valuations that are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less the cost to sell. Because the allowance for credit losses and carrying value of other real estate owned are dependent, to a great extent, on the general economy and other conditions that may be beyond Republic’s control, the estimates of the allowance for credit losses and the carrying values of other real estate owned could differ materially in the near term.

The Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments for their current expected credit losses effective January 1, 2022.  Our implementation process included, among other things, assessment and documentation of governance and reporting processes and related internal controls; model development, documentation and validation; and the incorporation of qualitative adjustments for model limitations.  ASU 2016-13 lists several credit loss methods that are acceptable such as a discounted cash flow method, loss-rate method and probability of default/loss given default (“PD/LGD”).  We contracted with a third-party vendor to assist us in the application of ASU 2016-13 and utilize various methodologies such as Cohort and Weighted Average Remaining Maturity to estimate the allowance for credit losses.

In evaluating the Company’s ability to recover deferred tax assets, management considers available positive and negative evidence, including the past operating results and forecasts of future taxable income. In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require management to make judgments about the future taxable income and are consistent with the plans and estimates used to manage the business. A material reduction in estimated future taxable income may require management to record a valuation allowance against the deferred tax assets. The establishment of or an increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on future earnings.

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (the “2005 Plan”), under which the Company granted options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants. Under the terms of the 2005 Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that could be available for grant under the 2005 Plan to 1.5 million shares, were available for such grants. As of September 30, 2022, the only grants outstanding under the 2005 Plan were option grants. The 2005 Plan provided that the exercise price of each option granted equaled the market price of the Company’s stock on the date of the grant. Options granted pursuant to the 2005 Plan vest within one to four years and have a maximum term of 10 years. The 2005 Plan terminated on November 14, 2015.

On April 29, 2014, the Company’s shareholders approved the Republic First Bancorp, Inc. 2014 Equity Incentive Plan (the “2014 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants. Compensation cost for all awards is calculated and recognized over the vesting period of the awards. If the service conditions are not met, the Company reverses previously recorded compensation expense upon forfeiture. The Company’s accounting policy election is to recognize forfeitures as they occur. At September 30, 2022, the maximum number of common shares issuable under the 2014 Plan was 6.5 million shares. During the nine months ended September 30, 2022, 714,167 stock units were granted under the 2014 Plan with a fair value of $3.7 million.

On April 27, 2021, the Company’s shareholders approved the Republic First Bancorp, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants. Under the terms of the 2021 Plan, the maximum number of shares which may be issued or awarded is 7.5 million shares of common stock. As of September 30, 2022, 41,400 stock units were granted under the 2021 Plan with a fair value of $149,000.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.

During the nine months ended September 30, 2022 and 2021, 841,209 options and 636,635 options vested, respectively.  Expense is recognized ratably over the period required to vest.  At September 30, 2022, the intrinsic value of the 4,905,350 options outstanding was $44,000, while the intrinsic value of the 4,217,544 exercisable (vested) options was $26,000. At September 30, 2021, the intrinsic value of the 5,561,349 options outstanding was $398,000, while the intrinsic value of the 3,807,260 exercisable (vested) options was $278,000. During the nine months ended September 30, 2022, 259,008 options were exercised resulting in cash receipts of $719,000 and 168,417 options were forfeited with a weighted average grant date fair value of $334,000. During the nine months ended September 30, 2021, 54,375 options were exercised resulting in cash receipts of $140,000 and 283,701 options were forfeited with a weighted average grant date fair value of $578,051.

Information regarding stock-based compensation for the nine months ended September 30, 2022 and 2021 is set forth below:

	2022	2021
Stock-based compensation expense recognized	$366,000	$1,133,000
Number of unvested stock options	687,806	1,754,089
Fair value of unvested stock options	$19,290	$2,918,535
Amount remaining to be recognized as expense	$367,765	$1,493,293

The remaining unrecognized expense amount of $367,765 will be recognized ratably as expense through December 2024.

The Company granted stock units under the 2014 Plan during the nine-month period ended September 30, 2022 and 2021. The compensation expense for the stock units is recognized based on the market price of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures.

The following table details the Stock Units under the 2014 plan for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Beginning balance	1,013,442	$4.66	524,863	$3.35
Granted	-	-	2,500	3.45
Vested	(104)	3.42	-	-
Forfeited	(70,011)	5.14	(3,300)	3.34
Ending balance	943,327	$4.60	524,063	$3.35

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Beginning balance	516,513	$3.36	-	$-
Granted	714,167	5.16	532,513	3.35
Vested	(176,579)	3.42	-	-
Forfeited	(110,774)	4.69	(8.450)	3.34
Ending balance	943,327	$4.60	524,063	$3.35

Information regarding stock unit compensation under the 2014 plan for the nine months ended September 30, 2022 and 2021 is set forth below:

	2022	2021
Stock based compensation expense recognized	$885,000	$428,756
Number of unvested stock units	943,327	524,063
Fair value of unvested stock units	$2,624,235	$1,783,518
Amount remaining to be recognized as expense	$3,464,152	$1,354,762

The remaining unrecognized expense amount of $3,464,152 will be recognized ratably as expense through June 2026.

The Company granted stock units under the 2021 Plan during the nine-month period ended September 30, 2022. The compensation expense for the stock units is recognized based on the market price of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures.

The following table details the Stock Units under the 2021 plan for the three and nine months ended September 30, 2022.

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Beginning balance	-	$-	-	$-
Granted	41,400	3.59	41,400	3.59
Vested	-	-	-	-
Forfeited	(500)	3.59	(500)	3.59
Ending balance	40,900	$3.59	40,900	$3.59

Information regarding stock unit compensation under the 2021 plan for the nine months ended September 30, 2022 and 2021 is set forth below:

	2022	2021
Stock based compensation expense recognized	$4,000	$-
Number of unvested stock units	40,900	-
Fair value of unvested stock units	$115,747	$-
Amount remaining to be recognized as expense	$142,406	$-

The remaining unrecognized expense amount of $142,406 will be recognized ratably as expense through August 2026.

Earnings per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of units and convertible preferred stock/dilutive stock options granted through the Company’s stock option plans for the three- and nine-months ended September 30, 2022 and September 30, 2021.

The calculation of EPS for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to basic common shareholders	$909	$5,221	$9,627	$16,473
Weighted average shares outstanding	63,767	58,895	62,265	58,877
Net income per share – basic	$0.01	$0.09	$0.15	$0.28
Preferred stock dividends	$644	$875	$2,154	$2,625
Net income attributable to diluted common shareholders	$1,553	$6,096	$11,781	$19,098
Weighted average shares outstanding (including dilutive CSEs)	76,209	75,876	75,995	75,946
Net income per share – diluted	$0.01	$0.08	$0.14	$0.25

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

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Anti-dilutive securities
Share based compensation awards	5,690	5,771	5,348	5,683
Convertible preferred stock	-	-	-	-
Total anti-dilutive securities	5,690	5,771	5,348	5,683

Recent Accounting Pronouncements

ASU 2016-13

The Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments for their current expected credit losses (“CECL”) effective January 1, 2022. Our implementation process included, among other things, assessment and documentation of governance and reporting processes and related internal controls; model development, documentation and validation; and the incorporation of qualitative adjustments for model limitations. ASU 2016-13 lists several credit loss methods that are acceptable such as a discounted cash flow method, loss-rate method and probability of default/loss given default (“PD/LGD”). We contracted with a third-party vendor to assist us in the application of ASU 2016-13 and utilize various methodologies such as Cohort and Weighted Average Remaining Maturity to estimate the allowance for credit losses.

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

The Company elected to delay the implementation of ASU 2016-13 following the approval of the CARES Act and continued to use the incurred loss methodology for estimating the allowance for credit losses in 2020 and 2021. ASU 2016-13 requires financial institutions to calculate an allowance utilizing a reasonable and supportable forecast period, which the Company has established as a one-year period. In the unprecedented circumstances surrounding the COVID-19 pandemic and the response thereto, the Company believed that adopting ASU 2016-13 in the first quarter of 2020 would have added an unnecessary level of subjectivity and volatility to the calculation of the allowance for credit losses. With the approval of the Consolidated Appropriations Act, 2021, management elected to delay adoption of ASU 2016-13 to January 1, 2022. This allowed the Company to utilize the CECL standard for the entire year of adoption.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet (OBS) credit exposures. Results for reporting periods beginning after January 1, 2022 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $3.6 million as of January 1, 2022 for the cumulative effect of adopting ASC 326.

An analysis of the impact of adoption of ASC 326 as of January 1, 2022 is disclosed in Note 2: Changes to Previously Reported Allowance for Credit Losses.

An analysis of the allowance for credit losses for the three months ended March 31, 2022 and June 30, 2022 is disclosed in Note 2: Correction of Immaterial Errors in Previously Filed Financial Statements.

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

ASU 2022-02

In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments in this update eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments in this update also require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. This ASU will become effective for the Company on January 1, 2023. The adoption of ASU No. 2022-02 is not expected to have a material impact on the Company's financial statements.

Note 4: Commitments and Contingencies

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

On September 19, 2022, a complaint was filed in the Court of Common Pleas in Philadelphia, Pennsylvania against the Company and its then Interim Chief Executive Officer and director and two other current directors.  The lawsuit is styled Vernon Hill et al. v. Lisa Jacobs, et al., Case No. 220901684. The complaint was amended on December 12, 2022. The two plaintiffs, the former Chairman of the Board and Chief Executive Officer of the Company and a former director of the Company, allege defamation, defamation per se and false light against the three individual defendants. The amended complaint includes three additional allegations by the former Chairman of the Board and Chief Executive Officer of the Company, alleging fraudulent inducement (against Madonna and Wildstein), fraudulent concealment (against Madonna, Jacobs and Wildstein), and unjust enrichment (against the Company). The former Chairman of the Board and Chief Executive Officer also alleges a breach of his employment agreement by the Company. The complaint seeks certain reimbursement payments and compensatory and (as against the individual defendants) punitive damages.  The defendants all filed Preliminary Objections to the complaint, as well as to the amended complaint, and discovery has commenced. On February 27, 2023, Plaintiffs filed papers opposing the Preliminary Objections, and briefing of those Objections is ongoing.  The matter is in its early stages and, accordingly, the Company is still assessing the potential outcomes and materiality of the matter.  The Company plans to defend itself vigorously.

On November 22, 2022, shareholders George E. Norcross, III, Gregory B. Braca and Philip A. Norcross filed a complaint in the same Philadelphia Court of Common Pleas against the Company and its directors.  The lawsuit, captioned George E. Norcross, III, et al. v. Republic First Bancorp, Inc. Case No. 221102195, alleges generally that the Company and its Board have acted in violation of their fiduciary duties by rejecting Plaintiffs’ efforts to nominate Mr. Braca as a director candidate at its 2022 annual meeting of shareholders.  The Company rejected that attempted nomination on grounds that the plaintiff who made the nomination was not a stockholder of record, as the Company’s By-Laws require.  Plaintiffs seek injunctive and declaratory relief that includes a demand that the Court waive enforcement of the Company’s By-Laws, reopen the deadline for nominating director candidates or find that the defendants violated the Company’s By-Laws in connection with its appointment of director Benjamin Duster to fill a vacancy on the Board. On December 6, 2022, plaintiffs filed a motion for preliminary injunction and asked defendants to accept service of the complaint, which they have done.  Following a status conference on January 18, 2023, a hearing on the preliminary injunction motion was scheduled for April 25, 2023, and the Company was ordered not to hold any shareholder vote with regard to any vacancy on its board of directors until May 31, 2023, at the earliest. Given its early stage, the Company cannot predict potential outcomes of the matter or plaintiffs’ motion; however, the defendants deny the alleged wrongdoing and intend to defend the matter vigorously.

On November 28, 2022, Plaintiffs Vernon Hill (“Hill”) and Interarch, Inc. (“Interarch”) filed an action in the United States District Court for the Eastern District of Pennsylvania, captioned Hill and Interarch v. Republic First Bancorp, Inc. et al., No. 2:22-cv-04735, and they filed an amended complaint on February 10, 2023. Hill is a former Republic First Bancorp, Inc. (“Republic”) board chair and Chief Executive Officer and a former Republic director.  Interarch, owned by Hill’s wife, Shirley Hill, provided certain branding and architecture services to Republic.  Plaintiffs Hill and Interarch bring claims against Defendants Republic and two Republic employees (who are former Interarch employees), Rodney Dean (“Dean”) and John Chessa (“Chessa”).  Plaintiff Interarch brings claims for copyright infringement (against Republic), , breach of contract (against Republic), and breach of the duty of loyalty (against Dean and Chessa).  Hill, in turn, brings a claim for trademark infringement (against Republic) and violation of Hill’s right of publicity (against Republic). Hill and Interarch together bring claims for unjust enrichment (against Republic), unfair competition (against Republic), misappropriation of trade secrets under federal and state law (against all Defendants), misappropriation of trade secrets under federal and state law (against all Defendants), misappropriation of confidential information under state law (against all Defendants), tortious interference (against Republic) and a request for a declaratory judgment relating to these claims (against all Defendants).  This matter is in its early stages, and Republic is assessing the potential outcome and materiality of this matter.  The Company intends to defend itself vigorously.

Note 5: Segment Reporting

The Company has one reportable segment: community banking. The community banking segment primarily encompasses the commercial loan and deposit activities of Republic, as well as residential mortgage and consumer loan products in the areas surrounding its branches. Mortgage loans in Delaware and Florida are primarily made to local customers that have second homes (vacation) in Delaware and Florida. Republic does not have loan production offices in those states.

Note 6: Investment Securities

A summary of the amortized cost and market value of securities available for sale, securities held to maturity, and equity securities as of September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
Available for sale
U.S. Government agencies	$19,806	$-	$(1,411)	$18,395
Collateralized mortgage obligations	388,019	-	(67,004)	321,015
Agency mortgage-backed securities	510,269	10	(94,257)	416,022
Municipal securities	52,128	1	(6,356)	45,773
Corporate bonds	232,842	635	(35,161)	198,316
Investment securities available for sale	$1,203,064	$646	$(204,189)	$999,521

Held to maturity
U.S. Government agencies	$52,788	$-	$(4,764)	$48,024
Collateralized mortgage obligations	374,421	32	(67,589)	306,864
Agency mortgage-backed securities	1,135,167	-	(222,509)	912,658
Investment securities held to maturity	$1,562,376	$32	$(294,862)	$1,267,546

Equity securities (1)				$6,627

(1)	Equity securities consist of investments in non-cumulative preferred stock.

	December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
Available for sale
U.S. Government agencies	$25,671	$-	$(743)	$24,928
Collateralized mortgage obligations	375,570	989	(5,010)	371,549
Agency mortgage-backed securities	446,740	254	(5,511)	441,483
Municipal securities	6,596	344	-	6,940
Corporate bonds	232,395	1,480	(3,409)	230,466
Investment securities available for sale	$1,086,972	$3,067	$(14,673)	$1,075,366

Held to maturity
U.S. Government agencies	$66,438	$1,549	$-	$67,987
Collateralized mortgage obligations	400,424	4,607	(8,803)	396,228
Agency mortgage-backed securities	1,193,430	2,295	(12,580)	1,183,145
Investment securities held to maturity	$1,660,292	$8,451	$(21,383)	$1,647,360

Equity securities (1)				$9,173

(1)	Equity securities consist of investments in non-cumulative preferred stock.

The following table presents investment securities by stated maturity as of September 30, 2022. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay with or without prepayment penalties and, therefore, these securities are classified separately with no specific maturity date.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$35,899	$29,762	$-	$-
After 1 year to 5 years	95,090	89,803	52,788	48,024
After 5 years to 10 years	67,549	60,572	-	-
After 10 years	106,238	82,347	-	-
Collateralized mortgage obligations	388,019	321,015	374,421	306,864
Agency mortgage-backed securities	510,269	416,022	1,135,167	912,658
Total investment securities	$1,203,064	$999,521	$1,562,376	$1,267,546

The Company’s investment securities portfolio consists primarily of debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state governments, local municipalities and certain corporate entities. Equity securities consist of investments in non-cumulative preferred stock. There were no private label mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) held in the investment securities portfolio as of September 30, 2022 or December 31, 2021. There was also no MBS or CMO securities that were rated “Alt-A” or “sub-prime” as of those dates.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the available for sale portfolio are included in shareholders’ equity as a component of accumulated other comprehensive income or loss, net of tax. Securities classified as held to maturity are carried at amortized cost. An unrealized loss exists when the current fair value of an individual security is less than the amortized cost basis. The adoption of CECL on January 1, 2022 resulted in no impact to the held-to-maturity securities portfolio, as the Company’s entire portfolio consists of securities guaranteed by various agencies or government-sponsored enterprises and carries no risk of nonpayment.

The Company evaluates investment securities that are in an unrealized/unrecognized loss position on a quarterly basis and more frequently when warranted in order to determine if the decline in fair value is below the amortized cost of the asset. Accounting standards require the evaluation of the discounted cash flows when estimating expected credit losses to determine if a credit loss has occurred. In the event of a credit loss, that amount must be recognized against income in the current period. The portion of the unrealized loss related to other factors, such as liquidity conditions in the market or the current interest rate environment, is recorded in accumulated other comprehensive income (loss) for investment securities classified available for sale. There were no credit-related impairment charges recognized in net income during the nine months ended September 30, 2022 or the year ended December 31, 2021.

The following tables show the fair value and gross unrealized/unrecognized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized/unrecognized loss position as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$-	$-	$18,396	$1,411	$18,396	$1,411
Collateralized mortgage obligations	155,546	23,587	165,469	43,417	321,015	67,004
Agency mortgage-backed securities	193,757	39,579	221,572	54,678	415,329	94,257
Municipal securities	44,747	6,356	-	-	44,747	6,356
Corporate bonds	100,336	14,864	89,344	20,297	189,680	35,161
Investment Securities Available for Sale	$494,386	$84,386	$494,781	$119,803	$989,167	$204,189

	September 30, 2022
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses

U.S. Government agencies	$48,025	$4,764	$-	$-	$48,025	$4,764
Collateralized mortgage obligations	125,412	14,609	177,469	52,980	302,881	67,589
Agency mortgage-backed securities	349,870	76,429	562,788	146,080	912,658	222,509
Investment Securities Held to Maturity	$523,307	$95,802	$740,257	$199,060	$1,263,564	$294,862

	December 31, 2021
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$-	$-	$24,928	$743	$24,928	$743
Collateralized mortgage obligations	188,416	2,982	57,708	2,028	246,124	5,010
Agency mortgage-backed securities	365,859	4,896	39,928	615	405,787	5,511
Municipal securities	-	-	-	-	-	-
Corporate bonds	154,436	2,281	33,351	1.128	187,787	3,409
Investment Securities Available for Sale	$708,711	$10,159	$155,915	$4,514	$864,626	$14,673

	December 31, 2021
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses

U.S. Government agencies	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations	183,376	6,719	81,994	2,084	265,370	8,803
Agency mortgage-backed securities	899,231	10,815	61,756	1,765	960,987	12,580
Investment Securities Held to Maturity	$1,082,607	$17,534	$143,750	$3,849	$1,226,357	$21,383

Unrealized/unrecognized losses on securities in the investment portfolio amounted to $499.1 million with a total fair value of $2.3 billion as of September 30, 2022 compared to unrealized/unrecognized losses of $36.1 million with a total fair value of $2.1 billion as of December 31, 2021. The Company believes the unrealized/unrecognized losses presented in the tables above are primarily related to market interest rates or limited trading activity in a particular type of security rather than the underlying credit quality of the issuers. The Company does not currently intend to sell or believe it will be required to sell securities in an unrealized/unrecognized loss position prior to maturity or recovery of the amortized cost bases.

The Company held 17 U.S. Government agency securities, 103 collateralized mortgage obligations and 103 agency mortgage-backed securities that were in an unrealized/unrecognized loss position as of September 30, 2022. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of losses related to credit factors on any of these securities and believes the unrealized/unrecognized losses are due to fluctuations in fair values resulting from changes in market interest rates as of September 30, 2022.

All municipal securities held in the investment portfolio are reviewed on least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody’s or Standard & Poor’s. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in New Jersey and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. As of September 30, 2022, the investment portfolio included 15 municipal securities that were in an unrealized loss position.

On September 30, 2022, the investment portfolio included 22 corporate bonds that were in an unrealized loss position. Management believes the unrealized losses on these securities were also driven by changes in market interest rates and not a result of credit deterioration.

Proceeds associated with the sale of securities available for sale during the three and nine months ended September 30, 2022 were each $34.1 million. The tax provision applicable to the net loss of $46,000 for the three and nine months ended September 30, 2022 each amounted to $12,000. There were no proceeds from the sale of securities during the three or nine months ended September 30, 2021.

There was no allowance for credit losses recorded for debt securities available for sale at either September 30, 2022 or December 31, 2021. Additionally, for the three and nine months ended September 30, 2022 and 2021, there was no credit-related investment impairment losses recognized.

Note 7: Loans Receivable and Allowance for Credit Losses

The following table sets forth the Company’s gross loans by major category as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	September 30, 2022	December 31, 2021

Commercial real estate	$915,494	$780,311
Construction and land development	226,627	216,008
Commercial and industrial	303,518	252,376
Owner occupied real estate	557,496	526,570
Consumer and other	95,618	83,487
Residential mortgage	954,679	536,332
Paycheck protection program	10,787	119,039
Total loans receivable	3,064,219	2,514,123
Deferred costs (fees)	(3,367)	(6,758)
Allowance for credit losses	(25,255)	(18,964)
Net loans receivable	$3,035,597	$2,488,401

The Company disaggregates its loan portfolio into groups of loans with similar risk characteristics for purposes of estimating the allowance for credit losses. The Company’s loan groups include commercial real estate, construction and land development, commercial and industrial, owner-occupied real estate, consumer, residential mortgages and Paycheck Protection Program (“PPP”) loans, which are fully guaranteed by the U.S. Government and as such have no allowance associated with them. The loan groups are also considered classes for purposes of monitoring and assessing credit quality based on certain risk characteristics.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2022 and December 31, 2021.

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At September 30, 2022
Commercial real estate	$76	$777	$600	$1,453	$914,041	$915,494	$-
Construction and land development	-	-	9,052	9,052	217,575	226,627	-
Commercial and industrial	5,729	248	304	6,281	297,237	303,518	-
Owner occupied real estate	5,008	-	2,759	7,767	549,729	557,496	-
Consumer and other	594	261	815	1,670	93,948	95,618	15
Residential mortgage	-	334	-	334	954,345	954,679	-
Paycheck protection program	388	1,687	1,920	3,995	6,792	10,787	1,920
Total	$11,795	$3,307	$15,450	$30,552	$3,033,667	$3,064,219	$1,935

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2021
Commercial real estate	$-	$-	$4,493	$4,493	$775,818	$780,311	$-
Construction and land development	-	-	-	-	216,008	216,008	-
Commercial and industrial	-	-	2,558	2,558	249,818	252,376	-
Owner occupied real estate	-	4,139	3,714	7,853	518,717	526,570	-
Consumer and other	92	20	1,080	1,192	82,295	83,487	5
Residential mortgage	3,165	-	701	3,866	532,466	536,332	-
Paycheck protection program	1,594	547	318	2,459	116,580	119,039	318
Total	$4,851	$4,706	$12,864	$22,421	$2,491,702	$2,514,123	$323

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

The following table presents the classes of the loan portfolio summarized by the amortized cost basis by origination year and the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2022:

Loans Amortized Cost Basis by Origination Year

(dollar in thousands) September 30, 2022	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total

Commercial Real Estate
Pass	$190,987	$206,253	$131,546	$111,402	$74,899	$191,218	$8,593	$914,898
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	470	-	-	126	-	596
Doubtful	-	-	-	-	-	-	-	-
Total Commercial Real Estate	$190,987	$206,253	$132,016	$111,402	$74,899	$191,344	$8,593	$915,494

Construction & Land Development
Pass	$23,633	$104,483	$62,342	$18,849	$55	$5,340	$2,874	$217,576
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	9,051	-	-	-	-	9,051
Doubtful	-	-	-	-	-	-	-	-
Total Construction	$23,633	$104,483	$71,394	$18,849	$55	$5,340	$2,874	$226,627

Commercial & Industrial
Pass	$82,914	$34,435	$15,145	$11,650	$10,407	$18,336	$130,227	$303,114
Special Mention	-	-	-	-	-	-	100	100
Substandard	-	-	-	-	-	304	-	304
Doubtful	-	-	-	-	-	-	-	-
Total Commercial & Industrial	$82,914	$34,435	$15,145	$11,650	$10,407	$18,640	$130,327	$303,518

Owner Occupied Real Estate
Pass	$79,930	$96,545	$86,586	$42,541	$70,982	$152,707	$18,823	$548,114
Special Mention	-	-	-	555	-	232	-	787
Substandard	-	-	-	4,125	116	4,354	-	8,595
Doubtful	-	-	-	-	-	-	-	-
Total Owner Occupied	$79,930	$96,545	$86,586	$47,221	$71,098	$157,293	$18,823	$557,496

Consumer & Other
Pass	$5,730	$1,892	$1,625	$1,659	$1,240	$2,418	$80,253	$94,817
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	109	23	669	801
Doubtful	-	-	-	-	-	-	-	-
Total Consumer & Other	$5,730	$1,892	$1,625	$1,659	$1,349	$2,441	$80,922	$95,618

Residential Mortgage
Pass	$458,724	$14,950	$82,611	$146,293	$222,535	$29,566	$-	$954,679
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Residential Mortgage	$458,724	$14,950	$82,611	$146,293	$222,535	$29,566	$-	$954,679

Paycheck Protection Program
Pass	$-	$9,480	$1,307	$-	$-	$-	$-	$10,787
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Paycheck Protection	$-	$9,480	$1,307	$-	$-	$-	$-	$10,787

Total
Pass	$841,918	$468,038	$381,162	$332,394	$380,118	$399,585	$240,770	$3,043,985
Special Mention	-	-	-	555	-	232	100	887
Substandard	-	-	9,521	4,125	225	4,807	669	19,347
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$841,918	$468,038	$390,683	$337,074	$380,343	$404,624	$241,539	$3,064,219

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2021:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2021:
Commercial real estate	$775,818	$-	$4,493	$-	$780,311
Construction and land development	216,008	-	-	-	216,008
Commercial and industrial	249,818	-	2,558	-	252,376
Owner occupied real estate	516,741	236	9,593	-	526,570
Consumer and other	82,412	-	1,075	-	83,487
Residential mortgage	535,631	-	701	-	536,332
Paycheck protection program	119,039	-	-	-	119,039
Total	$2,495,467	$236	$18,420	$-	$2,514,123

The following table shows non-accrual loans by class as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	September 30, 2022	December 31, 2021

Commercial real estate	$600	$4,493
Construction and land development	9,052	-
Commercial and industrial	304	2,558
Owner occupied real estate	2,759	3,714
Consumer and other	800	1,075
Residential mortgage	-	701
Paycheck protection program	-	-
Total	$13,515	$12,541

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $289,000 and $546,451 for the nine months ended September 30, 2022 and 2021, respectively.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2022:

(dollars in thousands)	Real Estate	Business Asset	Total
Commercial real estate	$600	$-	$600
Construction and land development	9,052	-	9,052
Commercial and industrial	304	-	304
Owner occupied real estate	8,596	-	8,596
Consumer and other	800	-	800
Residential mortgage	-	-	-
Paycheck protection program	-	-	-
Total	$19,352	$-	$19,352

Impaired loans – Impaired loans disclosures presented below as of December 31, 2021 and for the three and nine months ended September 30, 2021, represent requirements prior to the adoption of CECL on January 1, 2022.

The following table summarizes information regarding impaired loans by loan portfolio class as of December 31, 2021:

	December 31, 2021
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$479	$691	$-
Construction and land development	-	-	-
Commercial and industrial	80	81	-
Owner occupied real estate	2,080	2,080	-
Consumer and other	1,075	1,422	-
Residential mortgage	701	768	-
Paycheck protection program	-	-	-
Total	$4,415	$5,042	$-

With an allowance recorded:
Commercial real estate	$4,014	$4,536	$992
Construction and land development	-	-	-
Commercial and industrial	2,478	2,616	1,169
Owner occupied real estate	7,513	7,532	582
Consumer and other	-	-	-
Residential mortgage	-	-	-
Paycheck protection program	-	-	-
Total	$14,005	$14,684	$2,743

Total:
Commercial real estate	$4,493	$5,227	$992
Construction and land development	-	-	-
Commercial and industrial	2,558	2,697	1,169
Owner occupied real estate	9,593	9,612	582
Consumer and other	1,075	1,422	-
Residential mortgage	701	768	-
Paycheck protection program	-	-	-
Total	$18,420	$19,726	$2,743

The following table presents additional information regarding the Company’s impaired loans for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$440	$2	$385	$2
Construction and land development	-	-	-	-
Commercial and industrial	2,298	-	2,297	-
Owner occupied real estate	3,387	52	3,892	73
Consumer and other	1,204	14	1,227	14
Residential mortgage	830	-	946	-
Paycheck protection program	2	-	3	-
Total	$8,161	$68	$8,750	$89

With an allowance recorded:
Commercial real estate	$4,086	$3	$4,158	$6
Construction and land development	-	-	-	-
Commercial and industrial	265	-	263	-
Owner occupied real estate	1,105	10	1,140	20
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Paycheck protection program	-	-	-	-
Total	$5,456	$13	$5,561	$26

Total:
Commercial real estate	$4,526	$5	$4,543	$8
Construction and land development	-	-	-	-
Commercial and industrial	2,563	-	2,560	-
Owner occupied real estate	4,492	62	5,032	93
Consumer and other	1,204	14	1,227	14
Residential mortgage	830	-	946	-
Paycheck protection program	2	-	3	-
Total	$13,617	$81	$14,311	$115

The following tables detail activity in the allowance for credit losses for the three and nine months ended September 30, 2022 and the allowance for loan losses for the three and nine months ended September 30, 2021. The Company adopted ASU 2016-13 on January 1, 2022 using the modified retrospective approach. Results for the periods beginning after January 1, 2022 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. The transition adjustment includes an increase in the allowance of $4.2 million. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

Allowance for Credit Losses:
Beginning balance June 30, 2022:	$3,541	$1,522	$2,323	$5,963	$691	$6,957	$-	$-	$20,997
Charge-offs	-	-	-	-	(27)	-	-	-	(27)
Recoveries	215	-	149	-	22	-	-	-	386
Provisions (credits)(1)	82	388	465	298	54	2,612	-	-	3,899
Ending balance September 30, 2022:	$3,838	$1,910	$2,937	$6,261	$740	$9,569	$-	$-	$25,255
(1)

Provision to roll forward the allowance for credit losses excludes a provision of $99,000 for off-balance sheet commitments. The ACL on off-balance sheet commitments as of September 30, 2022 was $604,000.

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

Allowance for Credit Losses:
Beginning balance December 31, 2021:	$5,802	$1,544	$2,856	$3,158	$629	$4,922	$-	$53	$18,964
Day 1 effect of CECL	(1,465)	1,103	562	3,756	38	299		(53)	4,240
Charge-offs	(621)	-	(2,161)	(787)	(209)	-	-	-	(3,778)
Recoveries	215	-	166	597	102	-	-	-	1,080
Provisions (credits)(1)	(93)	(737)	1,514	(463)	180	4,348	-	-	4,749
Ending balance September 30, 2022:	$3,838	$1,910	$2,937	$6,261	$740	$9,569	$-	$-	$25,255
(1)

Provision to roll forward the allowance for credit losses excludes a provision of $7,000 for off-balance sheet commitments. The ACL on off-balance sheet commitments as of September 30, 2022 was $604,000.

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

Allowance for Loan Losses:
Beginning balance June 30, 2021:	$5,919	$1,133	$1,503	$2,440	$717	$4,270	$-	$128	$16,110
Charge-offs	-	-	-	-	(1)	-	-	-	(1)
Recoveries	-	-	12	48	149	-	-	-	209
Provisions (credits)	265	(43)	181	420	(213)	282	-	8	900
Ending balance September 30, 2021:	$6,184	$1,090	$1,696	$2,908	$652	$4,552	$-	$136	$17,218

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Paycheck Protection Program	Unallocated	Total

Allowance for Loan Losses:
Beginning balance December 31, 2020:	$4,394	$948	$1,367	$2,374	$723	$3,025	$-	$144	$12,975
Charge-offs	-	-	(60)	-	(48)	-	-	-	(108)
Recoveries	-	-	162	88	201	-	-	-	451
Provisions (credits)	1,790	142	227	446	(224)	1,527	-	(8)	3,900
Ending balance September 30, 2021:	$6,184	$1,090	$1,696	$2,908	$652	$4,552	$-	$136	$17,218

Allowance for Credit Losses on Off Balance Sheet Commitments

The following table presets the activity in the allowance for credit losses for off balance sheet commitments for the nine months ended September 30, 2022:

Allowance for Credit Losses on Off Balance Sheet Commitments
	December 31, 2021
	Pre-ASC 326	Impact of	Provision	September 30, 2022
(dollars in thousands)	Adoption	adopting ASC 326	(Credit)	Ending ACL
ACL on off-balance sheet commitments	$-	$597	$7	$604
Total ACL	$-	$597	$7	$604

Troubled Debt Restructurings

A modification to the contractual terms of a loan that results in a concession to a borrower that is experiencing financial difficulty is classified as a troubled debt restructuring (“TDR”). The concessions made in a TDR are those that would not otherwise be considered for a borrower or collateral with similar risk characteristics. A TDR is typically the result of efforts to minimize potential losses that may be incurred during loan workouts, foreclosure, or repossession of collateral at a time when collateral values are declining. Concessions include a reduction in the interest rate below current market rates, a material extension of time to the loan term or amortization period, partial forgiveness of the outstanding principal balance, acceptance of interest only payments for a period of time, or a combination of any of these conditions.

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency were not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. In December 2020, the Economic Aid Act was signed into law, which extended the period to suspend the requirements under TDR accounting guidance to the earlier of i) January 1, 2022 or ii) 60 days after the President declared a termination of the national emergency related to the COVID-19 pandemic. As of September 30, 2022 and December 31, 2021, there were no loan customers deferring loan payments, and all customers that were granted deferrals to assist during the COVID pandemic have resumed contractual payments. All TDRs are considered impaired and are therefore individually evaluated for impairment in the calculation of the allowance for credit losses. Some TDRs may not ultimately result in the full collection of principal and interest as restructured and could lead to potential incremental losses. These potential incremental losses would be factored into the Company’s estimate of the allowance for credit losses. The level of any subsequent defaults will likely be affected by future economic conditions.

There were no loan modifications made during the three and nine months ended September 30, 2022 or September 30, 2021 that met the criteria of a TDR.

After a loan is determined to be a TDR, the Company continues to track its performance under the most recent restructured terms. There were no TDRs that subsequently defaulted during the three and nine months ended September 30, 2022. There were no TDRs that subsequently defaulted during the year ended December 31, 2021. The last remaining TDR on the Company’s books was paid off in full during 2021.

There were no residential mortgages in the process of foreclosure as of September 30, 2022. There was one residential mortgage in the process of foreclosure at December 31, 2021. There was no other real estate owned relating to residential real estate as of September 30, 2022 and December 31, 2021.

Note 8: Other Borrowings

We have established a line of credit with the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Our maximum borrowing capacity with the FHLB was $1.5 billion at September 30, 2022 and $1.3 billion at December 31, 2021. At September 30, 2022, we had outstanding overnight borrowings totaling $442.5 million compared to no borrowings at December 31, 2021.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used as of September 30, 2022 and December 31, 2021 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

September 30, 2022
Assets:

U.S. Government agencies	$18,395	$-	$18,395	$-
Collateralized mortgage obligations	321,015	-	321,015	-
Agency mortgage-backed securities	416,022	-	416,022	-
Municipal securities	45,773	-	45,773	-
Corporate bonds	198,316	-	194,808	3,508
Investment securities available for sale	$999,521		$996,013	$3,508
Equity securities	6,627	6,627	-	-

Mortgage Loans Held for Sale	$6,038	$-	$6,038	$-
SBA Servicing Assets	4,181	-	-	4,181
Interest Rate Lock Commitments	38	-	38	-
Best Efforts Forward Loan Sales Commitments	114	-	114	-
Mandatory Forward Loan Sales Commitments	94	-	94	-

Liabilities:

Interest Rate Lock Commitments	60	-	60	-
Best Efforts Forward Loan Sales Commitments	6	-	6	-
Mandatory Forward Loan Sales Commitments	5	-	5	-

December 31, 2021
Assets:

U.S. Government agencies	$24,928	$-	$24,928	$-
Collateralized mortgage obligations	371,549	-	371,549	-
Agency mortgage-backed securities	441,483	-	441,483	-
Municipal securities	6,940	-	6,940	-
Corporate bonds	230,466	-	227,841	2,625
Investment securities available for sale	$1,075,366		$1,072,741	$2,625
Equity securities	9,173	9,173	-	-

Mortgage Loans Held for Sale	$8,538	$-	$8,538	$-
SBA Servicing Assets	4,705	-	-	4,705
Interest Rate Lock Commitments	378	-	378	-
Best Efforts Forward Loan Sales Commitments	5	-	5	-
Mandatory Forward Loan Sales Commitments	5	-	5	-

Liabilities:

Interest Rate Lock Commitments	-	-	-	-
Best Efforts Forward Loan Sales Commitments	96	-	96	-
Mandatory Forward Loan Sales Commitments	44	-	44	-

The following tables present an analysis of the activity in the SBA servicing assets for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(dollars in thousands)	2022	2021
Beginning balance, July 1st	$4,318	$4,641
Additions	197	178
Fair value adjustments	(334)	(247)
Ending balance, September 30th	$4,181	$4,572

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Beginning balance, January 1st	$4,705	$4,626
Additions	480	491
Fair value adjustments	(1,004)	(545)
Ending balance, September 30th	$4,181	$4,572

Fair value adjustments are recorded as loan and servicing fees on the statement of income. Servicing fee income, not including fair value adjustments, totaled $488,000 and $567,000 for the three months ended September 30, 2022 and 2021, respectively. Servicing fee income, not including fair value adjustments, totaled $1.5 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively. Total loans in the amount of $185.0 million as of September 30, 2022 and $218.9 million on December 31, 2021 were serviced for others.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Level 3 Investments Only (dollars in thousands)	Corporate Bonds	Corporate Bonds
Balance, July 1st	$3,109	$2,603
Unrealized gains (losses)	399	-
Proceeds from sales	-	-
Realized losses	-	-
Balance, September 30th	$3,508	$2,603

	Nine Months Ended September 30,
	2022	2021
Level 3 Investments Only (dollars in thousands)	Corporate Bonds	Corporate Bonds
Balance, January 1st	$2,625	$2,631
Unrealized gains (losses)	883	(28)
Proceeds from sales	-	-
Realized losses	-	-
Balance, September 30th	$3,508	$2,603

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used as of September 30, 2022 and December 31, 2021 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
September 30, 2022
Individually evaluated loans	$514	$-	$-	$514
Other real estate owned	876	-	-	876

December 31, 2021
Impaired loans	$11,664	$-	$-	$11,664
Other real estate owned	360	-	-	360

The table below presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2022
Corporate bonds	$3,508	Discounted Cash Flows	Discount Rate	(9.35%)

SBA servicing assets	$4,318	Discounted Cash Flows	Conditional Prepayment Rate Discount Rate	(14.85%)(12.25%)

Individually evaluated loans	$755	Appraised Value of Collateral (1)	Liquidation expenses (2)	13% - 16%(14%) (3)

Other real estate owned	$876	Appraised Value of Collateral (1)	Liquidation expenses (2)	12% - 34%(24%) (3)
		Sales Price	Liquidation expenses (2)	(17%) (3)

December 31, 2021
Corporate bonds	$2,625	Discounted Cash Flows	Discount Rate	(3.42%)

SBA servicing assets	$4,705	Discounted Cash Flows	Conditional Prepayment Rate Discount Rate	(13.93%)(10.00%)

		Appraised Value of Collateral (1)	Liquidation expenses (2)	11% - 27%(16%) (3)

Impaired loans	$11,664	Sales Price	Liquidation expenses (2)	(12%) (3)

		Estimated Value of Insurance Proceeds (4)

Other real estate owned	$360	Appraised Value of Collateral (1)	Liquidation expenses (2)	(19%) (3)
		Sales Price	Liquidation expenses (2)	(13%) (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.
(4)	The valuation technique is determined based on estimated insurance proceeds and litigation.

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

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of September 30, 2022 and December 31, 2021.

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

Mortgage Loans Held for Sale (Carried at Fair Value)

The fair value of mortgage loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. Republic elected to adopt the fair value option for its mortgage loans held for sale portfolio in order to more accurately reflect their economic value. Interest income on loans held for sale, which totaled $392,000 and $728,000 for three and nine months ended September 30, 2022, respectively, and $123,000 and $599,000 for the three and nine months ended September 30, 2021, respectively, are included in interest and fees in the statements of income.

The following table reflects the difference between the carrying amount of mortgage loans held for sale, measured at fair value and the aggregate unpaid principal amount that Republic is contractually entitled to receive at maturity as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Carrying Amount	Aggregate Unpaid Principal Balance	Excess Carrying Amount Over Aggregate Unpaid Principal Balance
September 30, 2022	$6,038	$5,994	$44

December 31, 2021	$8,538	$8,241	$297

Changes in the excess carrying amount over aggregate unpaid principal balance are recorded in the statement of income in mortgage banking income. As of September 30, 2022, Republic had no mortgage loans held for sale recorded at fair value that was 90 or more days past due and on non-accrual. Republic did not have any mortgage loans held for sale recorded at fair value that were 90 or more days past due and on non-accrual as of December 31, 2021.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value. Fair value is determined through valuations periodically performed by third-party appraisers, and the real estate is carried at the lower of its carrying amount or fair value less estimated costs to sell. Any declines in the fair value of the real estate properties below the initial cost basis are recorded through a valuation expense. At September 30, 2022 and December 31, 2021, these assets are carried at current fair value and classified within Level 3 of the fair value hierarchy.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market. As of September 30, 2022 and December 31, 2021, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	September 30, 2022	December 31, 2021

SBA Servicing Asset
Fair Value of SBA Servicing Asset	$4,181	$4,705
Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	3%	4%
Adjustable-rate SBA loans	97%	96%
Total	100%	100%
Weighted Average Remaining Term (in years)	19.5	19.6
Prepayment Speed	14.85%	13.93%
Effect on fair value of a 10% increase	$(169)	$(204)
Effect on fair value of a 20% increase	(326)	(393)
Weighted Average Discount Rate	12.25%	10.00%
Effect on fair value of a 10% increase	$(152)	$(148)
Effect on fair value of a 20% increase	(293)	(288)

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

The estimated fair values of the Company’s financial instruments as of September 30, 2022 were as follows.

	Fair Value Measurements as of September 30, 2022
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$52,452	$52,452	$52,452	$-	$-
Investment securities available for sale	999,521	999,521	-	996,013	3,508
Investment securities held to maturity	1,562,376	1,267,546	-	1,267,546	-
Equity securities	6,627	6,627	6,627	-	-
Restricted stock	21,907	N/A	N/A	N/A	N/A
Loans held for sale	10,823	10,823	-	6,038	4,785
Loans receivable, net	3,035,597	3,032,619	-	-	3,032,619
SBA servicing assets	4,181	4,181	-	-	4,181
Accrued interest receivable	18,783	18,783	-	18,783	-
Interest rate lock commitments	38	38	-	38	-
Best efforts forward loan sales commitments	114	114	-	114	-
Mandatory forward loan sales commitments	94	94	-	94	-

Financial liabilities:
Deposits
Demand, savings and money market	$5,133,401	$5,133,401	$-	$5,133,401	$-
Time	118,183	112,233	-	112,233	-
Subordinated debt	11,282	8,798	-	-	8,798
Other borrowings	442,500	442,500	-	442,500	-
Accrued interest payable	401	401	-	401	-
Interest rate lock commitments	60	60	-	60	-
Best efforts forward loan sales commitments	6	6	-	6	-
Mandatory forward loan sales commitments	5	5	-	5	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

The estimated fair values of the Company’s financial instruments as of December 31, 2021 were as follows:

	Fair Value Measurements as of December 31, 2021
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$118,884	$118,884	$118,884	$-	$-
Investment securities available for sale	1,075,366	1,075,366	-	1,072,741	2,625
Investment securities held to maturity	1,660,292	1,647,360	-	1,647,360	-
Equity securities	9,173	9,173	9,173	-	-
Restricted stock	3,510	N/A	N/A	N/A	N/A
Loans held for sale	13,762	13,762	-	8,538	5,224
Loans receivable, net	2,488,401	2,475,944	-	-	2,475,944
SBA servicing assets	4,705	4,705	-	-	4,705
Accrued interest receivable	15,073	15,073	-	15,073	-
Interest rate lock commitments	378	378	-	378	-
Best efforts forward loan sales commitments	5	5	-	5	-
Mandatory forward loan sales commitments	5	5	-	5	-

Financial liabilities:
Deposits
Demand, savings and money market	$4,993,235	$4,993,235	$-	$4,993,235	$-
Time	197,945	197,764	-	197,764	-
Subordinated debt	11,278	8,644	-	-	8,644
Accrued interest payable	550	550	-	550	-
Interest rate lock commitments	-	-	-	-	-
Best efforts forward loan sales commitments	96	96	-	96	-
Mandatory forward loan sales commitments	44	44	-	44	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

Note 10: Changes in Accumulated Other Comprehensive (Loss) Income By Component (1)

The following table presents the changes in accumulated other comprehensive (loss) income by component for the three and nine months ended September 30, 2022 and 2021, and the year ended December 31, 2021.

	Unrealized Gains (Losses) on Available- For-Sale Securities	Unrealized Holding Losses on Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
(dollars in thousands)
Balance July 1, 2022	$(106,668)	$(1,664)	$(108,332)
Unrealized loss on securities	(45,277)	-	(45,277)
Amounts reclassified from accumulated other comprehensive (loss) income to net income (2)	34	133	167
Net current-period other comprehensive (loss) income	(45,243)	133	(45,110)
Total change in accumulated other comprehensive (loss) income	(45,243)	133	(45,110)
Balance September 30, 2022	$(151,911)	$(1,531)	$(153,442)

Balance July 1, 2021	$(177)	$(2,697)	$(2,874)
Unrealized loss on securities	(3,104)	-	(3,104)
Amounts reclassified from accumulated other comprehensive (loss) income to net income (2)	-	374	374
Net current-period other comprehensive income	(3,104)	374	(2,730)
Total change in accumulated other comprehensive income	(3,104)	374	(2,730)
Balance September 30, 2021	$(3,281)	$(2,323)	$(5,604)

Balance January 1, 2022	$(8,662)	$(2,012)	$(10,674)
Unrealized loss on securities	(143,283)	-	(143,283)
Amounts reclassified from accumulated other comprehensive (loss) income to net income (2)	34	481	515
Net current-period other comprehensive (loss) income	(143,249)	481	(142,768)
Total change in accumulated other comprehensive (loss) income	(143,249)	481	(142,768)
Balance September 30, 2022	$(151,911)	$(1,531)	$(153,442)

Balance January 1, 2021	$985	$(3,814)	$(2,829)
Unrealized loss on securities	(4,265)	-	(4,265)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (2)	(1)	1,491	1,490
Net current-period other comprehensive (loss) income	(4,266)	1,491	(2,775)
Total change in accumulated other comprehensive (loss) income	(4,266)	1,491	(2,775)
Balance September 30, 2021	$(3,281)	$(2,323)	$(5,604)

(1)	All amounts are net of tax. Amounts in parentheses indicate reductions to other comprehensive income.
(2)	Reclassification amounts are reported as gains on sales of investment securities, impairment losses, and amortization of net unrealized losses on the Consolidated Statement of Income.

Note 11: Shareholders’ Equity

On August 26, 2020, the Company issued 2,000,000 shares of 7.00% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $25.00 per share. The Company received net proceeds of $48.3 million from the offering, after deducting offering costs. The Company will pay dividends on the Series A Preferred Stock when and if declared by its Board of Directors or an authorized committee thereof. If declared, dividends will be due and payable at a rate of 7.00% per annum, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year. During the three and nine-month periods ended September 30, 2022, $644,000 and $2.2 million were declared and paid on preferred stock, respectively, compared to $875,000 and $2.6 million for the three- and nine-month periods ended September 30, 2021, respectively.

Holders of shares of Series A Preferred Stock may convert such shares into shares of the Company’s common stock at a conversion price of $3.00 per share of our common stock, subject to adjustment upon certain events. At any time after August 26, 2025, the Company may cause the outstanding shares of Series A Preferred Stock to convert into shares of common stock if the price of the common stock exceeds 125% of the Conversion Price then applicable to the Series A Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days. During the nine-month period ended September 30, 2022, 529,000 preferred shares were converted in to 4,408,324 common shares.

Note 12: Derivatives and Risk Management Activities

Republic did not have any derivative instruments designated as hedging instruments, or subject to master netting and collateral agreements for the nine months ended September 30, 2022 and the nine months ended September 30, 2021. The following table summarizes the amounts recorded in the Company’s statement of financial condition for derivatives not designated as hedging instruments as of September 30, 2022 and December 31, 2021 (in thousands):

September 30, 2022	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:
IRLC’s	Other Assets	$38	$2,464
Best efforts forward loan sales commitments	Other Assets	114	5,930
Mandatory forward loan sales commitments	Other Assets	94	5,187

Liability derivatives:
IRLC’s	Other Liabilities	$60	$3,945
Best efforts forward loan sales commitments	Other Liabilities	6	479
Mandatory forward loan sales commitments	Other Liabilities	5	804

December 31, 2021	Balance Sheet Presentation	Fair Value	Notional Amount

Asset derivatives:
IRLC’s	Other Assets	$378	$14,419
Best efforts forward loan sales commitments	Other Assets	5	3,222
Mandatory forward loan sales commitments	Other Assets	5	1,667

Liability derivatives:
IRLC’s	Other Liabilities	$-	$-
Best efforts forward loan sales commitments	Other Liabilities	96	11,197
Mandatory forward loan sales commitments	Other Liabilities	44	6,460

The following tables summarize the amounts recorded in Republic’s statement of income for derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Statement of Income Presentation	Three Months Ended September 30, 2022 Gain/(Loss)	Nine Months Ended September 30, 2022 Gain/(Loss)

Asset derivatives:

IRLCs	Mortgage banking income	$(126)	$(340)
Best efforts forward loan sales commitments	Mortgage banking income	68	109
Mandatory forward loan sales commitments	Mortgage banking income	51	89

Liability derivatives:

IRLCs	Mortgage banking income	$(39)	$(60)
Best efforts forward loan sales commitments	Mortgage banking income	31	90
Mandatory forward loan sales commitments	Mortgage banking income	1	39

	Statement of Income Presentation	Three Months Ended September 30, 2021 Gain/(Loss)	Nine Months Ended September 30, 2021 Gain/(Loss)

Asset derivatives:

IRLCs	Mortgage banking income	$(211)	$(987)
Best efforts forward loan sales commitments	Mortgage banking income	65	65
Mandatory forward loan sales commitments	Mortgage banking income	41	43

Liability derivatives:

IRLCs	Mortgage banking income	$-	$-
Best efforts forward loan sales commitments	Mortgage banking income	158	503
Mandatory forward loan sales commitments	Mortgage banking income	79	767

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

Note 13: Revenue from Contracts with Customers

The following table presents non-interest income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, “Revenue from Contracts with Customers,” for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Non-interest income
In-scope of Topic 606
Service charges on deposit accounts	$3,668	$3,283	$10,243	$10,503
Other non-interest income	463	50	(1,295)	624
Non-interest income (in-scope of Topic 606)	4,131	3,333	8,948	11,127
Non-interest income (out-of-scope of Topic 606)	1,611	3,984	6,014	14,145
Total non-interest income	$5,742	$7,317	$14,962	$25,272

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

As of September 30, 2022, the Company had 39 operating lease agreements, which include operating leases for 21 branch locations, six offices that are used for general office space, and twelve operating leases for equipment. Four of the real property operating leases did not include one or more options to extend the lease term. Eight of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property. The 39 operating leases have maturity dates ranging from December 2022 to August 2059. Most of the property leases include options for multiple five and ten year extensions that the Company is reasonably certain to exercise. No operating leases include variable lease payments that are based on an index or rate, such as the CPI. The weighted average remaining operating lease term for these leases is 18.7 years as of September 30, 2022. The weighted average operating lease discount rate was 3.38% as of September 30, 2022.

As of September 30, 2021, the Company had 44 operating lease agreements, which include operating leases for twenty branch locations, seven offices that are used for general office space, and seventeen operating leases for equipment. Two of the real property operating leases did not include one or more options to extend the lease term. Eight of the operating leases for branch locations are land leases where the Company is responsible for the construction of the building on the property. The 44 operating leases have maturity dates ranging from December 2021 to August 2059. Most of the property leases include options for multiple five and ten year extensions that the Company is reasonably certain to exercise. No operating leases include variable lease payments that are based on an index or rate, such as the CPI. The weighted average remaining operating lease term for these leases is 19.07 years as of September 30, 2021. The weighted average operating lease discount rate was 3.35% as of September 30, 2021.

The following table presents operating lease costs net of sublease income for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(dollars in thousands)
Operating lease cost	$2,157	$2,142	$6,526	$6,416
Sublease income	-	-	-	-
Total lease cost	$2,157	$2,142	$6,526	$6,416

The following table presents a maturity analysis of total operating lease liability obligations and reconciliation of the undiscounted cash flows to total operating lease liability obligations at September 30, 2022 and 2021.

	September 30, 2022	September 30, 2021
(dollars in thousands)
Operating lease payments due:
Within one year	$2,135	$2,102
One to three years	15,717	15,755
Three to five years	14,123	14,960
More than five years	80,240	85,180
Total undiscounted cash flows	112,215	117,997
Discount on cash flows	(32,595)	(34,614)
Total operating lease liability obligations	$79,620	$83,383

The following table presents cash and non-cash activities for the three and nine months ended September 30 2022 and 2021.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,099	$2,097	$6,182	$6,167
Non-cash investing and financing activities
Additions to Operating leases – right of use Asset
New operating lease liability obligation	$585	$52	$3,272	$8,174

Note 15: Subsequent Events

On December 22, 2022, Mr. Madonna resigned from his position as Interim Chief Executive Officer of the Company.  Under his employment agreement, upon his resignation, Mr. Madonna was entitled to receive a severance payment of $1.59 million (subject to reduction for the amount paid to Mr. Madonna to reimburse him for the cost of life insurance), and five years of continued health benefits. The Company recognized such expense on December 22, 2022.

The Company reassessed classification of certain investments, and effective December 2022, the Company transferred approximately $90 million of agency debenture bonds from available-for-sale to held-to-maturity securities. The transfer of these securities was accounted for at fair value. These securities had an unrealized loss of $29 million at the transfer date, which was reflected as a discount on the date of transfer. This discount, as well as the related unrealized loss in accumulated other comprehensive income, will be amortized into interest income as a yield adjustment through earnings over the remaining term of the securities. The amortization of the unrealized holding loss reported in accumulated other comprehensive income will offset the effect on interest income of the amortization of the discount. No gains or losses were recorded at the time of transfer.

On March 10, 2023 the Company announced that it has entered into a definitive agreement with certain accredited investors for a private placement of equity securities of the Company (the “Capital Raise”) in the aggregate amount of $125.0 million at a purchase price of $2.25 per share of common stock equivalent securities. Affiliates of Castle Creek Capital (together with its affiliates and co-investors, “Castle Creek”), has committed to participate in the Capital Raise for an aggregate amount of $60.725 million. The consummation of the Capital Raise is conditioned on other accredited investors committing to purchase an additional $34.275 million on the same terms.

The Capital Raise includes (i) Common Stock of the Company, par value $0.01 per share (“Common Stock”), (ii) Series B Convertible Preferred Stock, par value $0.01 (“Series B Preferred Stock”), authorized by the Board through the Company’s existing blank check preferred provision, which will have no voting rights and be economically equivalent to 10 shares of Common Stock and which, upon the authorization of the Non-Voting Common Stock, will automatically convert into 10 shares of Non-Voting Common Stock for each share of Series B Preferred Stock, (iii) Non-voting common stock of the Company, par value $0.01 (“Non-Voting Common Stock”), to be authorized and issued post-closing upon receipt of shareholder approval and which may be converted into Common Stock at the option of the holder if, following such conversion, the holder will own no more than 9.9% of the outstanding shares of Common Stock, or in connection with specified permitted transfers, and (iv) Warrants issued to Castle Creek to purchase Series B Preferred Stock/Non-Voting Common Stock as further described below (“Warrants” and together with the Common Stock, Series B Preferred Stock and Non-Voting Common Stock, the “Securities”).

At closing, in exchange for the cash consideration of $2.25 per share of Common Stock equivalent securities on an as-converted basis, the Company will issue to each purchaser a mix of voting Common Stock and Series B Preferred Stock agreed by the Company and the purchaser. In consideration of Castle Creek’s role as the anchor investor, the Company will also issue to Castle Creek a Warrant for 1,300,000 shares of Non-Voting Common Stock (or equivalent Series B Preferred Stock) with a strike price of $2.25 per share of Non-Voting Common Stock. The Warrant has a seven-year term and is subject to anti-dilution adjustments for non-cash dividends, non-cash distributions, stock splits, subdivisions, reclassifications or combinations of Common Stock. Additionally, Cohen Private Ventures is contributing approximately $30 million of the total proceeds. The Capital Raise is expected to close in May 2023.

In 2020, the Company purchased $5.0 million of Signature Bank 5.00% Non-cumulative Perpetual Series A Preferred Stock.  The preferred stock is treated as an equity security on the Company’s balance sheet at the security’s fair value, which was $3.5 million at September 30, 2022.  On March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services and was taken into receivership by the Federal Deposit Insurance Corporation.  The value of the Signature Bank preferred securities will depend on whether another financial institution agrees to acquire Signature Bank or if Signature Bank is ultimately liquidated, which cannot be determined at this time.  In the event of a liquidation, the Federal Deposit Insurance Act specifies the order in which claims will be paid under the receivership, which prioritizes secured claims and the payment of deposits in front of debt and security holders.

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

We may from time to time make written or oral “forward-looking statements,” including statements contained in this quarterly report. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise with changes in: general economic conditions, including turmoil in the financial markets and related efforts of government agencies to stabilize the financial system; the impact of the COVID-19 pandemic on our business and results of operation; geopolitical conflict and inflationary pressures including Federal Reserve interest rate hikes; the effect of potential recessionary conditions; the adequacy of our allowance for credit losses and our methodology for determining such allowance; adverse changes in our loan portfolio and credit risk-related losses and expenses; concentrations within our loan portfolio, including our exposure to commercial real estate loans; inflation; changes to our primary service area; changes in interest rates; our ability to identify, negotiate, secure and develop new branch locations and renew, modify, or terminate leases or dispose of properties for existing branch locations effectively; business conditions in the financial services industry, including competitive pressure among financial services companies, new service and product offerings by competitors, price pressures and similar items; deposit flows; loan demand; the regulatory environment, including evolving banking industry standards, changes in legislation or regulation; our securities portfolio and the valuation of our securities; change in accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements; rapidly changing technology; our ability to regain compliance with Nasdaq Listing Rules 5250(c)(1) and 5620(a); the failure to maintain current technologies; failure to attract or retain key employees; our ability to access cost-effective funding; fluctuations in real estate values; litigation liabilities, including costs, expenses, settlements and judgments; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.  You should carefully review the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2021, and other documents we file from time to time with the Securities and Exchange Commission. The words "would be," "could be," "should be," "probability," "risk," "target," "objective," "may," "will," "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions or variations on such expressions are intended to identify forward-looking statements. All such statements are made in good faith by us pursuant to the "safe harbor" provisions of the U.S. Private Securities Litigation Reform Act of 1995. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of us, except as may be required by applicable law or regulations.

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

As of September 30, 2022, we serve our customers through 34 branch locations, in addition to four loan offices that specialize in commercial, small business and residential mortgage lending. It is our goal to deliver best in class customer service across all delivery channels including not only our physical branch locations, but through online and mobile options as well.

Economic Environment

The coronavirus (“COVID-19”) outbreak and the public health response to contain it resulted in unprecedented economic and financial market conditions. Additionally, more recent geopolitical (including the conflict in Ukraine), inflationary pressures, interest rate hikes by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and potential recessionary conditions have added even further uncertainty to the overall economic environment. During 2022, the federal funds target range increased by 425 basis points to a range of 4.25% - 4.50% to curb inflation, with continued increases planned.

The effects of geopolitical conflict, inflationary pressures, higher interest rates and potential recessionary conditions may meaningfully impact loan production, income levels, asset quality and the measurement of certain significant estimates such the allowance for credit losses. Moreover, if in a period of economic contraction, elevated levels of credit losses and reduced interest income may occur. The extent to which the economic environment impacts the Company's business, results of operations, and financial condition, as well as the Company's regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the current economic environment and actions taken by governmental authorities and other third parties in response to geopolitical conflict and inflationary pressures.

Loss Mitigation and Loan Portfolio Analysis

We take a proactive approach to analyzing and preparing for the potential challenges faced by the effects of the current economic environment on our customers. A detailed analysis of loan concentrations and segments that may present the areas of highest risk has been prepared and continues to be closely monitored. Our lending team is dedicated to working with our loan customers to discuss the impact that the economic environment has had on them or their businesses and the expected ramifications that could be felt in the future. We are ready to provide assistance as necessary such as loan modifications and payment deferral plans for customers that have an immediate need for assistance.

As a result of the changes in economic conditions cited above, we also continue to monitor levels of qualitative factors for certain components of Republic’s allowance for credit loss calculation. We believe the combination of ongoing communication with our customers, lower loan-to-value ratios on underlying collateral, loan payment deferrals and, increased focus on risk management practices should help mitigate potential future period losses. We will continue to closely monitor all key economic indicators and our internal asset quality metrics as the effects of inflationary pressures continue. Based on the current expected credit loss methodology currently utilized by Republic, the provision for credit losses and charge-offs may be impacted in future periods, but more time is needed to fully understand the magnitude and severity of the economic downturn and the full impact on our loan portfolio.

Financial Condition

Assets

Total assets increased by $372.6 million, or 7%, to $6.00 billion as of September 30, 2022, compared to $5.63 billion at December 31, 2021. The increase in assets was primarily due to an increase in loans receivable of 22%. In addition to the ongoing success with our expansion strategy, the growth in assets was also driven by our participation in the PPP loan program, which resulted in a significant increase in new business relationships and deposit account openings.

Cash and Cash Equivalents

Cash and due from banks and interest-bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount in these categories decreased by $66.4 million to $52.5 million as of September 30, 2022, compared to $118.9 million as of December 31, 2021 as excess cash was used to fund loan originations and security purchases.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) and residential mortgage loans, both of which we intend to sell in the future. Total SBA loans held for sale were $4.8 million as of September 30, 2022 as compared to $5.2 million as of December 31, 2021. Residential mortgage loans held for sale were $6.0 million at September 30, 2022, a decrease of $2.5 million, versus $8.5 million at December 31, 2021. A decrease in the volume of residential mortgage loans originated during the nine months ended September 30, 2022 due to the higher interest rate environment drove the decrease in residential mortgage loans held for sale compared to December 31, 2021. Loans held for sale as a percentage of total assets were less than 1% at September 30, 2022.

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

Net loans increased $547.2 million, or 22%, to $3.04 billion at September 30, 2022, versus $2.49 billion at December 31, 2021. Loans originated through the PPP loan program continue to be repaid or forgiven by the SBA, which offsets the growth experienced in other categories in the portfolio. Excluding the impact of the PPP loans, gross loans increased by $657.9 million, or 27%, to $3.05 billion at September 30, 2022 compared to $2.39 billion at December 31, 2021. This growth was primarily the result of the successful execution of our relationship banking model which has driven a steady flow in quality loan demand particularly within the residential mortgages and commercial real estate categories.

Investment Securities

Investment securities available for sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes. Our debt securities consist primarily of U.S. Government agency SBA bonds, U.S. Government agency collateralized mortgage obligations (“CMO”), agency mortgage-backed securities (“MBS”), municipal securities, and corporate bonds. Investment securities available for sale totaled $999.5 million at September 30, 2022 as compared to $1.08 billion at December 31, 2021. The $75.8 million decrease was primarily due to a net unrealized loss of $191.9 million on available for sale securities, paydowns, maturities, and calls of securities available for sale totaling $100.0 million and proceeds from the sale of securities available for sale totaling $34.1 million, partially offset by the purchase of securities available for sale totaling $251.9 million during the nine months ended September 30, 2022. At September 30, 2022, the portfolio had a net unrealized loss on available for sale securities of $203.5 million compared to a net unrealized loss of $11.6 million at December 31, 2021. The $191.9 million decrease in the market value of the investment portfolio was driven by an increase in market interest rates, which drove a decrease in the value of the available for sale securities held in our portfolio at September 30, 2022. As interest rates are expected to continue to increase throughout 2022, management will be looking to mitigate the trend on our investment portfolio with offsetting strategies and opportunities.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of U.S. Government agency Small Business Investment Company bonds (“SBIC”) and SBA bonds, CMO’s and MBS’s. The amortized cost of securities held-to-maturity totaled $1.56 billion and $1.66 billion at September 30, 2022 and December 31, 2021, respectively, with the decrease primarily attributable to securities paydowns in the held-to maturity category. The fair value of securities held-to-maturity totaled $1.27 billion and $1.65 billion at September 30, 2022 and December 31, 2021, respectively. The $379.8 million decrease was primarily due to a net unrecognized loss of $281.8 million on held to maturity securities and paydowns, maturities, and calls of securities held to maturity totaling $147.4 million, partially offset by the purchase of securities held to maturity totaling $51.1 million during the nine-month period ended September 30, 2022. At September 30, 2022, the portfolio had a net unrecognized loss on held-to-maturity securities of $294.8 million compared to a net unrecognized loss of $12.9 million at December 31, 2021. The $281.8 million decrease in the market value of the investment portfolio was driven by an increase in market interest rates, which drove a decrease in the value of the held-to-maturity securities held in our portfolio at September 30, 2022.

Equity securities consist of investments in the preferred stock of domestic banks. Equity securities are held at fair value. The fair value of equity securities totaled $6.6 million at September 30, 2022 compared to $9.2 million at December 31, 2021.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, was carried at cost as of September 30, 2022 and December 31, 2021. As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”).

At September 30, 2022 and December 31, 2021, the investment in FHLB of Pittsburgh capital stock totaled $21.8 million and $3.4 million, respectively. At both September 30, 2022 and December 31, 2020, ACBB capital stock totaled $143,000. Both the FHLB and ACBB paid dividends during the third quarter of 2022.

Premises and Equipment

The balance of premises and equipment increased by $3.5 million to $130.9 million at September 30, 2022 from $127.4 million at December 31, 2021. The increase was primarily due to purchases of premises and equipment totaling $9.9 million partially offset by depreciation and amortization expense of $6.5 million during the nine months ended September 30, 2022. The total branch count was 34 at September 30, 2022 with the opening of two new branches in Ocean City, NJ and Wayne, PA compared to 32 at December 31, 2021.

Other Real Estate Owned

At September 30, 2022 and December 31, 2021, the balance of other real estate owned was $876,000 and $360,000, respectively.

Operating Leases – Right of Use Asset

Under ASC 842, the right-of-use asset is valued as the initial amount of the lease liability obligation adjusted for any initial direct costs, prepaid or accrued rent, and any lease incentives. At September 30, 2022 and December 31, 2021, the balance of operating leases – right-of-use asset was $73.1 million and $75.6 million, respectively.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings, and time deposits, are Republic’s major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $60.4 million to $5.25 billion at September 30, 2022 from $5.19 billion at December 31, 2021 with the increase primarily driven in the interest-bearing demand account category. We focus our efforts on the growth of deposit balances through the successful execution of our relationship banking model which is based upon a high level of customer service and satisfaction. This strategy has also allowed us to build a stable core-deposit base and nearly eliminate our dependence upon the more volatile sources of funding found in brokered and internet certificates of deposit. Our participation in the PPP loan program also resulted in significant growth in new deposit relationships.

Other Borrowings

At September 30, 2022, we had $442.5 million in other borrowings compared to no borrowings at December 31, 2021 as borrowings were used to fund loan growth.

Operating Lease Liability Obligation

Under ASC 842, the operating lease liability obligation is calculated as the present value of the lease payments, using the discount rate specified in the lease, or if that is not available, our incremental borrowing rate. At September 30, 2022 and December 31, 2021, the balance of the operating lease liability obligation was $79.6 million and $81.8 million, respectively.

Shareholders’ Equity

Total shareholders’ equity decreased $134.7 million to $189.5 million at September 30, 2022 compared to $324.2 million at December 31, 2021. The decrease was primarily due to a decrease in the accumulated other comprehensive loss of $142.8 million partially offset by an increase in retained earnings of $6.0 million. The decrease in the accumulated other comprehensive loss due to an increase in market interest rates which drove a decrease in the market value of the securities held in our portfolio.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

We reported net income available to common shareholders of $909,000, or $0.01 per diluted share, for the three-month period ended September 30, 2022, compared to net income of $5.2 million or $0.08 per diluted share, for the three months ended September 30, 2021. The decrease for the three months ended September 30, 2022 compared to the same period in 2021 was primarily driven by an increase in non-interest expenses and a decrease in non-interest income partially offset by an increase in net interest income.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

We reported net income available to common shareholders of $9.6 million, or $0.14 per diluted share, for the nine months ended September 30, 2022, compared to net income of $16.5 million, or $0.25 per diluted share, for the nine months ended September 30, 2021. The decrease in earnings year over year was primarily driven by an increase in non-interest expenses and a decrease in non-interest income, partially offset by an increase in net interest income. The increase in non-interest expense was primarily related to an increase in legal expenses during the nine months ended September 30, 2022. Legal expenses increased by $10.2 million for the nine months ended September 30, 2022 when compared to the same period last year due to attorney fees paid related to litigation as described in Note 4, Commitments and Contingencies and other shareholder-related issues. The decrease in non-interest income was primarily driven by a decrease in mortgage banking income due to a reduction in the volume of mortgage originations during the nine months ended September 30, 2022. The increase in net interest income was primarily driven by an increase in interest and dividends on investment securities.

Analysis of Net Interest Income

Our earnings depend primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods average assets, liabilities, and shareholders’ equity, interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and Republic’s net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency, using a rate of 24% in 2022 and 24% in 2021.

Average Balances and Net Interest Income

	For the three months ended September 30, 2022			For the three months ended September 30, 2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$46,073	$54	0.46%	$480,166	$182	0.15%
Investment securities and restricted stock (2) ((2)	2,837,891	14,800	2.09%	1,948,532	8,240	1.68%
Loans receivable (2)	2,894,473	31,419	4.31%	2,495,611	27,493	4.37%
Total interest-earning assets	5,778,437	46,273	3.18%	4,924,309	35,915	2.89%
Other assets	142,619			248,095
Total assets	$5,921,056			$5,172,404

Interest-earning liabilities:
Demand – non-interest bearing	$1,398,086			$1,301,102
Demand – interest bearing	2,398,016	4,798	0.79%	2,022,477	3,165	0.62%
Money market & savings	1,300,374	843	0.26%	1,219,009	837	0.27%
Time deposits	132,298	140	0.42%	193,816	281	0.58%
Total deposits	5,228,774	5,781	0.44%	4,736,404	4,283	0.36%
Total interest-bearing deposits	3,830,688	5,781	0.60%	3,435,302	4,283	0.49%
Other borrowings	345,758	2,228	2.56%	11,276	53	1.86%
Total interest-bearing liabilities	4,176,446	8,009	0.76%	3,446,578	4,336	0.50%
Total deposits and other borrowings	5,574,532	8,009	0.57%	4,747,680	4,336	0.36%
Non-interest bearing other liabilities	111,131			100,773
Shareholders’ equity	227,393			323,951
Total liabilities and shareholders’ equity	$5,921,056			$5,172,404
Net interest income (2)		$38,264			$31,579
Net interest spread			2.42%			2.39%
Net interest margin (2)			2.63%			2.54%

(1)Yields on investments are calculated based on amortized cost.

(2)Net interest income and net interest margin are presented on a tax equivalent basis. Net interest income has been increased over the financial statement amount by $265 and $137 for the three months ended September 30, 2022 and 2021, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Average Balances and Net Interest Income

	For the nine months ended September 30, 2022			For the nine months ended September 30, 2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$93,078	$179	0.26%	$332,590	$294	0.12%
Investment securities and restricted stock (2)	2,851,543	42,857	2.00%	1,691,294	21,579	1.71%
Loans receivable (2)	2,680,415	85,295	4.25%	2,609,622	86,086	4.41%
Total interest-earning assets	5,625,036	128,331	3.05%	4,633,506	107,959	3.12%
Other assets	174,066			262,383
Total assets	$5,799,102			$4,895,889

Interest-earning liabilities:
Demand – non-interest bearing	$1,392,449			$1,207,065
Demand – interest bearing	2,381,573	9,536	0.54%	1,945,074	9,706	0.67%
Money market & savings	1,339,751	2,416	0.24%	1,110,962	2,888	0.35%
Time deposits	170,435	609	0.48%	188,613	1,245	0.88%
Total deposits	5,284,208	12,561	0.32%	4,451,714	13,839	0.42%
Total interest-bearing deposits	3,891,759	12,561	0.43%	3,244,649	13,839	0.57%
Other borrowings	143,529	2,579	2.40%	26,019	200	1.03%
Total interest-bearing liabilities	4,035,288	15,140	0.50%	3,270,668	14,039	0.57%
Total deposits and other borrowings	5,427,737	15,140	0.37%	4,477,733	14,039	0.42%
Non-interest bearing other liabilities	109,974			101,678
Shareholders’ equity	261,391			316,478
Total liabilities and shareholders’ equity	$5,799,102			$4,895,889
Net interest income (2)		$113,191			$93,920
Net interest spread			2.55%			2.55%
Net interest margin (2)			2.69%			2.71%

(1)Yields on investments are calculated based on amortized cost.

(2)Net interest income and net interest margin are presented on a tax equivalent basis. Net interest income has been increased over the financial statement amount by $652 and $407 for the nine months ended September 30, 2022 and 2021, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	For the three months ended September 30, 2022 vs. 2021			For the nine months ended September 30, 2022 vs. 2021
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$(309)	$181	$(128)	$(459)	$344	$(115)
Securities	4,698	1,862	6,560	17,438	3,840	21,278
Loans	2,984	942	3,926	(589)	(202)	(791)
Total interest-earning assets	7,373	2,985	10,358	16,390	3,982	20,372

Interest expense:
Deposits
Interest-bearing demand deposits	815	818	1,633	1,748	(1,918)	(170)
Money market and savings	46	(40)	6	378	(850)	(472)
Time deposits	(75)	(66)	(141)	(65)	(571)	(636)
Total deposit interest expense	786	712	1,498	2,061	(3,339)	(1,278)
Other borrowings	2,023	152	2,175	2,077	302	2,379
Total interest expense	2,809	864	3,673	4,138	(3,037)	1,101
Net interest income	$4,564	$2,121	$6,685	$12,252	$7,019	$19,271

Net Interest Income and Net Interest Margin

Net interest income, on a fully tax-equivalent basis, for the three months ended September 30, 2022 increased $6.7 million, or 21%, over the same period in 2021. Interest income on interest-earning assets totaled $46.3 million for the three months ended September 30, 2022, an increase of $10.4 million, compared to $35.9 million for the three months ended September 30, 2021. The increase in interest income was primarily the result of an $854.1 million increase in the average balance of interest-earning assets and a 29-basis point increase in the average yield on interest-earning assets. The most significant increase in interest-earning assets was a $889.4 million increase in the average balance of the investment securities portfolio. Total interest expense for the three months ended September 30, 2022 increased by $3.7 million, or 85%, over the same period in 2021. Interest expense on deposits increased by $1.5 million, or 35%, for the three months ended September 30, 2022 versus the same period in 2021 due primarily to a $492.4 million increase in the average balance of deposits and an 8-basis point increase in the average cost of deposit balances. Interest expense on other borrowings increased by $2.2 million for the three months ended September 30, 2022 compared to September 30, 2021 due primarily to an increase in the average balance of overnight borrowings.

Net interest income, on a fully tax-equivalent basis, for the nine months ended September 30, 2022 increased $19.3 million, or 21%, over the same period in 2021. Interest income on interest-earning assets totaled $128.3 million for the nine months ended September 30, 2022, an increase of $20.4 million, compared to $108.0 million for the nine months ended September 30, 2021. The increase in interest income earned was primarily the result of a $991.5 million increase in the average balance of interest earning assets, offset by a 7-point decrease in the average yield on interest-earning assets. The most significant increase in interest-earning assets was a $1.16 billion increase in the average balance of the investment portfolio. Total interest expense for the nine months ended September 30, 2022 increased by $1.1 million, or 8%, for the same period in 2021. Interest expense on deposits decreased by $1.3 million, or 9%, for the nine months ended September 30, 2022 versus the same period in 2021 due primarily to a 10-basis point decrease in the average cost of deposit balances. Interest expense on other borrowings increased by $2.4 million for the nine months ended September 30, 2022 as compared to September 30, 2021 due primarily to an increase in the average balance of overnight borrowings balances.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 2.42% for the three months ended September 30, 2022 compared to 2.39% for the three months ended September 30, 2021 and was 2.55% for the nine months ended September 30, 2022 and September 30, 2021. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. For the three months ended September 30, 2022 and September 30, 2021, the fully tax-equivalent net interest margin was 2.63% and 2.54%, respectively. The increase in the net interest margin during the three months ended September 30, 2022 was primarily related to the yield on interest-earning assets rising at a faster rate than the cost of funds on interest-earning liabilities. For the nine months ended September 30, 2022 and September 30, 2021, the fully tax-equivalent net interest margin was 2.69% and 2.71%, respectively. The decrease in the net interest margin for the nine months ended September 30, 2022 was primarily related to the cost of funds on interest-earning liabilities rising at a faster rate than the yield on interest-earning assets.

Provision for Credit Losses

We recorded a provision of $4.0 million for credit losses for the three months ended September 30, 2022 compared to a $900,000 provision for the three months ended September 30, 2021. We recorded a $4.8 million provision for credit losses for the nine months ended September 30, 2022 compared to $3.9 million provision for the nine months ended September 30, 2021. The provision recorded is charged to operations in an amount necessary to bring the total allowance for credit losses to a level that management believes is adequate to absorb life of loan losses in the loan portfolio and unfunded commitments. The increase in the provision for credit losses for the three- and nine-month periods was primarily driven by requirements related to the allowance for credit losses (“ACL”) on loan balances and unfunded commitments due to the adoption of ASU 2016-13 during 2022.

Non‑Interest Income

Total non-interest income for the three months ended September 30, 2022 decreased by $1.6 million, or 22%, compared to the same period in 2021. Mortgage banking income totaled $844,000 during the three months ended September 30, 2022, which represents a decrease of $1.6 million compared to the same period in 2021 due to a decrease in residential mortgage loan originations due to the higher interest rate environment. Loan and servicing fees totaled $311,000 for the three months ended September 30, 2022, which represents a decrease of $635,000 from the same period in 2021. Gains on the sales of SBA loans decreased $139,000 for the three months ended September 30, 2022 to $502,000 when compared to same period in 2021. Service fees on deposit accounts increased $385,000 to $3.7 million for the three months ended September 30, 2022 compared to $3.3 million for the three months ended September 30, 2021.

Total non-interest income for the nine months ended September 30, 2022 decreased $10.3 million, or 41%, compared to the same period in 2021. Mortgage banking income totaled $2.8 million during the nine months ended September 30, 2022, which represents a decrease of $7.0 million compared to the same period in 2021 due to an decrease in residential mortgage loan originations year over year. Loan and servicing fees totaled $1.5 million for the nine months ended September 30, 2022, which represents a decrease of $739,000 from the same period in 2021. Gains on the sales of SBA loans decreased $322,000 for the nine months ended September 30, 2022 to $1.7 million when compared to same period in 2021. Service fees on deposit accounts totaled $10.2 million for the nine months ended September 30, 2022, which represents a decrease of $260,000 over the same period in 2021.

Non‑Interest Expenses

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Non-interest expenses increased $7.9 million, or 27%, to $37.7 million for the three months ended September 30, 2022 compared to the same period in 2021. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits increased by $1.6 million, or 11%, for the three months ended September 30, 2022 compared to the same period in 2021 primarily as a result of merit increases and increased staffing levels. There were 34 branches open as of September 30, 2022 compared to 32 branches at September 30, 2021. A new branch was opened in Broomall, PA in November 2022.

Occupancy expense, including depreciation and amortization expenses, increased by $486,000, or 9%, for the three months ended September 30, 2022 compared to the same period last year primarily as a result of new branches being opened in 2022.

Other real estate owned expenses totaled $317,000 during the three months ended September 30, 2022, an increase of $198,000, or 166%, compared to the same period in 2021. The increase was primarily related to higher costs to carry foreclosed properties during the current period.

All other non-interest expenses increased by $5.6 million, or 60%, for the three months ended September 30, 2022 compared to the same period last year due primarily to increases in expenses related to legal expenses and professional fees.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Non-interest expenses increased $17.5 million, or 20%, to $107.2 million for the nine months ended September 30, 2022 compared to the same period in 2021. An explanation of changes in non-interest expenses for certain categories is presented in the following paragraphs.

Salaries and employee benefits increased by $2.9 million, or 7%, for the nine months ended September 30, 2022 compared to the same period in 2021 as a result of merit increases and increased staffing levels. New branches were opened in Ocean City, NJ and Wayne, PA during the nine months ended September 30, 2022 bringing the total branch count to 34.

Occupancy expense, including depreciation and amortization expenses, increased by $231,000, or 1%, for the nine months ended September 30, 2022 compared to the same period last year, primarily as a result of new branches being opened in 2022.

Other real estate expenses totaled $409,000 during the nine months ended September 30, 2022, a decrease of $301,000, or 42%, compared to the same period in 2021. The decrease was primarily related to higher costs to carry foreclosed properties during the prior quarterly period.

All other non-interest expenses increased by $14.6 million, or 54%, for the nine months ended September 30, 2022 compared to the same period last year primarily due to the increase in legal expenses related to the lawsuits during the period as disclosed in Note 4, Commitment and Contingencies and other shareholder-related issues.

Another productivity measure utilized by management is the efficiency ratio. This ratio expresses the relationship of non-interest expenses to net interest income plus non-interest income. The efficiency ratio equaled 86.2% for the three months ended September 30, 2022, compared to 76.8% for the three months ended September 30, 2021. The efficiency ratio equaled 84.1% for the nine months ended September 30, 2022, compared to 75.5% for the nine months ended September 30, 2021. The increase for the three and nine months ended September 30, 2022 versus September 30, 2021 was due to non-interest expenses increasing at a faster rate than net interest income and non-interest income.

Provision for Federal Income Taxes

We recorded a provision for income taxes of $476,000 for the three months ended September 30, 2022, compared to a $2.0 million provision for income taxes for the three months ended September 30, 2021. For the nine months ended September 30, 2022, we recorded a provision for income taxes of $3.8 million, compared to a provision for income taxes of $6.1 million for the nine months ended September 30, 2021. The effective tax rates for the three months ended September 30, 2022 and 2021 were 24% and 25%, respectively. For the nine months ended September 30, 2022 and 2021, the effective tax rates were 24% and 24%, respectively.

The net deferred tax asset balance was $63.6 million as of September 30, 2022 and $14.2 million as of December 31, 2021. The increase in the deferred tax asset balance was primarily related to FASB Accounting Standards Codification Topic 320 (ASC 320) Accounting for Certain Investments in Debt and Equity and the unrealized losses in the investment portfolio. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.

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

Preferred Dividends

Dividends of $644,000 and $2.2 million were declared and paid on the Company’s outstanding preferred stock during the three and nine months ended September 30, 2022 compared to $875,000 and $2.6 million for the three and nine months ended September 30, 2022.

Net Income and Net Income per Common Share

Net income available to common shareholders for the three months ended September 30, 2022 was $909,000, a decrease of $4.3 million, compared to a net income available to common shareholders of $5.2 million recorded for the three months ended September 30, 2021. For the three months ended September 30, 2022, basic and fully diluted net income per common share was $0.01 and $0.01, respectively, compared to basic and fully diluted net income per common share of $0.09 and $0.08 for the same period in 2021.

Net income available to common shareholders for the nine months ended September 30, 2022 was $9.6 million, a decrease of $6.8 million, compared to a net income available to common shareholders of $16.5 million recorded for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, basic and fully diluted net income per common share was $0.15 and $0.14, respectively, compared to basic and fully diluted net income per common share of $0.28 and $0.25 for the same period in 2021.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) measures our net income in relation to our total average assets. The ROA for the three months ended September 30, 2022 was 0.10%, compared to 0.47% for the three months ended September 30, 2021. The ROA for the nine months ended September 30, 2022 and 2021 was 0.27% and 0.52%, respectively. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by our shareholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 2.71% for the three months ended September 30, 2022, compared to 7.47% for the three months ended September 30, 2021. The ROE for the nine months ended September 30, 2022 and 2021 was 6.03% and 8.07%, respectively.

Commitments, Contingencies and Concentrations

Financial instruments with contract amounts representing potential credit risk were commitments to extend credit of approximately $597.4 million and $549.8 million, and standby letters of credit of approximately $20.1 million and $18.0 million, at September 30, 2022 and December 31, 2021, respectively. These financial instruments constitute off-balance sheet arrangements. Commitments often expire without being drawn upon. Substantially all of the $597.4 million of commitments to extend credit at September 30, 2022 were committed as variable rate credit facilities.

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

Management believes that the Company and Republic met, as of September 30, 2022 and December 31, 2021, all applicable capital adequacy requirements. The FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed this categorization. However, because Republic’s capital conservation buffer fell below the required buffer amount of 2.5% as of September 30, 2022, Republic is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. Republic is limited to paying no more than 60% of Republic’s “eligible retained income” on paying dividends, engaging in share repurchases, and paying discretionary bonuses. Eligible retained income is the greater of : (1) Republic’s net income, calculated in accordance with the instructions to the Call Report, for the four calendar quarters preceding the current calendar quarter, net of any distributions and associated tax effects not already reflected in net income; and (2) the average of Republic’s net income, calculated in accordance with the instructions to the Call Report, for the four calendar quarters preceding the current calendar quarter.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

The following table presents our regulatory capital ratios at September 30, 2022, and December 31, 2021.

(dollars in thousands)	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2022:

Total risk based capital
Republic	$366,280	10.22%	$286,722	8.00%	$376,322	10.50%	$358,402	10.00%
Company	374,974	10.42%	287,781	8.00%	377,713	10.50%	-	-%
Tier one risk based capital
Republic	341,024	9.52%	215,041	6.00%	304,642	8.50%	286,722	8.00%
Company	349,719	9.72%	215,836	6.00%	305,768	8.50%	-	-%
CET 1 risk based capital
Republic	341,024	9.52%	161,281	4.50%	250,882	7.00%	232,962	6.50%
Company	303,624	8.44%	161,877	4.50%	251,809	7.00%	-	-%
Tier one leveraged capital
Republic	341,024	5.64%	241,681	4.00%	241,681	4.00%	302,101	5.00%
Company	349,719	5.78%	242,190	4.00%	242,190	4.00%	-	-%

At December 31, 2021:

Total risk based capital
Republic	$347,030	11.43%	$242,787	8.00%	$318,658	10.50%	$303,484	10.00%
Company	360,175	11.83%	243,591	8.00%	319,713	10.50%	-	-%
Tier one risk based capital
Republic	328,066	10.81%	182,091	6.00%	257,962	8.50%	242,787	8.00%
Company	341,211	11.21%	182,693	6.00%	258,816	8.50%	-	-%
CET 1 risk based capital
Republic	328,066	10.81%	136,568	4.50%	212,439	7.00%	197,265	6.50%
Company	281,886	9.26%	137,020	4.50%	213,142	7.00%	-	-%
Tier one leveraged capital
Republic	328,066	5.85%	224,247	4.00%	224,247	4.00%	280,309	5.00%
Company	341,211	6.08%	224,656	4.00%	224,656	4.00%	-	-%

Dividend Policy

On August 26, 2020, the Company issued 2,000,000 shares of 7.00% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $25.00 per share. The Company received net proceeds of $48.3 million from the offering, after deducting offering costs. The Company will pay dividends on the Series A Preferred Stock when and if declared by its Board of Directors or an authorized committee thereof. If declared, dividends will be due and payable at a rate of 7.00% per annum, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year. During the three month and nine-month periods ended September 30, 2022, dividends of $644,000 and $2.2 million were declared and paid on preferred stock compared to $875,000 and $2.6 million for the three- and nine-month periods ended September 30, 2021.

Pursuant to the terms of the Series A Preferred Stock, dividends on the Series A Preferred Shares will not be declared, paid or set aside for payment to the extent such act would cause the Company to fail to comply with applicable laws and regulations, including applicable capital adequacy guidelines.

We have not paid any cash dividends on our common stock. We have no current plans to pay cash dividends on common stock in 2022.  Our ability to pay dividends will depend primarily on the receipt of dividends from our subsidiary, Republic. Dividend payments from Republic are subject to legal and regulatory limitations. The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures, and other cash flow requirements. As further discussed above under “Regulatory Matters,” because Republic’s capital conservation buffer fell below the required buffer amount of 2.5%, Republic was subject to limitations on paying dividends as of September 30, 2022. Republic is limited to paying no more than 60% of Republic’s “eligible retained income” on paying dividends, engaging in share repurchases, and paying discretionary bonuses.

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $52.5 million at September 30, 2022, compared to $118.9 million at December 31, 2021. Loan maturities and repayments are another source of asset liquidity. At September 30, 2022, Republic estimated that more than $170.0 million of loans would mature or repay in the six-month period ending March 31, 2023. Additionally, a significant portion of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At September 30, 2022, we had outstanding commitments (including unused lines of credit and letters of credit) of $597.4 million. Certificates of deposit scheduled to mature in one year totaled $93.4 million at September 30, 2022. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds, or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh. Our maximum borrowing capacity with the FHLB was $1.5 billion at September 30, 2022. At September 30, 2022 and December 31, 2021, we had no outstanding term borrowings with the FHLB. At September 30, 2022, we had outstanding overnight borrowings totaling $442.5 million. We had no outstanding overnight borrowings at December 31, 2021. As of September 30, 2022 and December 31, 2021, the FHLB had issued letters of credit, on Republic’s behalf, totaling $100.0 million against our available credit line. Subsequent to September 30, 2022 and through the date of this report, outstanding overnight borrowings have increased by approximately $323.2 million.  The letters of credit remain undrawn through the date of this report. We also established a Fed Funds line of credit with Zions Bank of $15.0 million to assist in managing our liquidity position. We had no amounts outstanding against the Zions Fed Funds line at both September 30, 2022 and December 31, 2021.

Interest Rate Risk

Net interest income is the primary source of revenue for the Company. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Company's core business activities of extending loans and acquiring deposits. The Company actively manages its exposure to interest rate risk with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity. Since no single measurement system satisfies all management objectives, a combination of techniques is used to manage interest rate risk. These techniques examine the impact of interest rate risk on net interest income and the economic value of equity under a variety of alternative scenarios, including changes in the level, slope and shape of the yield curve utilizing multiple simulation analyses. Simulation analyses produce only estimates of net interest income as the assumptions used are inherently uncertain. Actual results may differ from simulated results due to many factors, including, but not limited to, the timing, magnitude and frequency of changes in interest rates, market conditions, regulatory impacts and management strategies.

Sensitivity of Economic Value of Equity to Changes in Interest Rates

In addition to the simulation analysis on net interest income, an economic value of equity analysis provides an alternative view of the interest rate risk position. The economic value of equity is the difference between the estimate of the economic value of the Company's financial assets, liabilities and off-balance sheet instruments, derived through discounting cash flows based on actual rates at the end of the period, and the estimated economic value after applying the estimated impact of rate movements. The Company primarily monitors the percentage change on the base-case economic value of equity. The economic value of equity analysis is based on an immediate parallel 100 basis point shock with a floor of zero percent.

The table below, as of September 30, 2022 and December 31, 2021, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	September 30, 2022			December 31, 2021
(dollar amounts in thousands)	Amount	%		Amount	%
Change in Interest Rates:			Change in Interest Rates:
Rising 100 basis points	$(72)	-6%	Rising 100 basis points	$12	1%
Declining 100 basis points	15	1	Declining 100 basis points	(135)	-16

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

The following table shows information concerning loan delinquency and non‑performing assets as of the dates indicated (dollars in thousands):

	September 30, 2022	December 31, 2021
Loans accruing, but past due 90 days or more	$1,935	$323
Non-accrual loans	13,515	12,541
Total non-performing loans	15,450	12,864
Other real estate owned	876	360
Total non-performing assets	$16,326	$13,224

Non-performing loans as a percentage of total loans, net of unearned income	0.50%	0.51%
Non-performing assets as a percentage of total assets	0.27%	0.24%

Non-performing asset balances increased by $3.1 million to $16.3 million as of September 30, 2022 from $13.2 million at December 31, 2021. Non-accrual loans increased $974,000 to $13.5 million at September 30, 2022, from $12.5 million at December 31, 2021. There were $1.9 million in loans accruing, but past due 90 days or more at September 30, 2022 compared to $323,000 at December 31, 2021.

The following table presents our 30 to 89 days past due loans at September 30, 2022 and December 31, 2021.

(dollars in thousands)	September 30,	December 31,
	2022	2020
30 to 59 days past due	$11,795	$4,851
60 to 89 days past due	3,307	4,706
Total loans 30 to 89 days past due	$15,102	$9,557

Loans with payments 30 to 59 days past due increased to $11.8 million at September 30, 2022 from $4.9 million at December 31, 2021. Loans with payments 60 to 89 days past due decreased to $3.3 million at September 30, 2022 from $4.7 million at December 31, 2021.

Other Real Estate Owned

The balance of other real estate owned was $876,000 at September 30, 2022 and $360,000 at December 31, 2021. The following table presents a reconciliation of other real estate owned for the nine months ended September 30, 2022 and the year ended December 31, 2021:

(dollars in thousands)	September 30, 2022	December 31, 2021
Beginning Balance, January 1st	$360	$1,188
Additions	1,173	360
Valuation adjustments	(328)	(722)
Dispositions	(329)	(466)
Ending Balance	$876	$360

At September 30, 2022, we had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

Allowance for Credit Losses

On January 1, 2022, the Company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The allowance for credit losses is a valuation allowance for management’s estimate of expected credit losses in the loan portfolio. The process to determine expected credit losses utilizes analytic tools and management judgment and is reviewed on a quarterly basis. When management is reasonably certain that a loan balance is not fully collectable, an analysis is completed whereby a specific reserve may be established or a full or partial charge off is recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance via a quantitative analysis that considers available information from internal and external sources related to past loan loss and prepayment experience and current conditions as well as the incorporation of reasonable and supportable forecasts. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in the management’s assessment, may not be adequately represented in the quantitative analysis. The allowance is available for any loan that, in management’s judgment, should be charged off.

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

The factors supporting the allowance for credit losses do not diminish the fact that the entire allowance for credit losses is available to absorb losses in the loan portfolio and related commitment portfolio. Our principal focus, therefore, is on the adequacy of the total allowance for credit losses. The allowance for credit losses is subject to review by banking regulators along with the Audit Committee and the Board of Directors. Our primary bank regulators regularly conduct examinations of the allowance for credit losses and make assessments regarding the adequacy and the methodology employed in their determination.

An analysis of the allowance for credit losses for the nine months ended September 30, 2022 and 2021, and the twelve months ended December 31, 2021 is as follows:

(dollars in thousands)	For the nine months ended September 30, 2022	For the twelve months ended December 31, 2021	For the nine months ended September 30, 2021

Balance at beginning of period	$18,964	$12,975	$12,975
CECL Day 1 Adjustment	4,240	-	-
Balance at beginning of period (as adjusted)	23,204	-	-
Charge‑offs:
Commercial real estate	621	311	-
Construction and land development	-	-	-
Commercial and industrial	2,161	61	60
Owner occupied real estate	787	-	-
Consumer and other	209	117	48
Residential mortgage	-	-	-
Paycheck protection program	-	-	-
Total charge‑offs	3,778	489	108
Recoveries:
Commercial real estate	215	33	-
Construction and land development	-	-	-
Commercial and industrial	166	462	162
Owner occupied real estate	597	64	88
Consumer and other	102	169	201
Residential mortgage	-	-	-
Paycheck protection program	-	-	-
Total recoveries	1,080	728	451
Net charge‑offs/(recoveries)	2,698	(239)	(343)
Provision for credit losses(1)	4,749	5,750	3,900
Balance at end of period	$25,255	$18,964	$17,218

Average loans outstanding(2)	$2,680,415	$2,577,498	$2,609,622
As a percent of average loans:(2)
Net charge‑offs (annualized)	(0.13% )	(0.01% )	0.02%
Provision for loan losses (annualized)	0.24%	0.22%	0.20%
Allowance for loan losses	0.82%	0.74%	0.66%
Allowance for credit losses to:
Total loans, net of unearned income	0.71%	0.79%	0.69%
Total non‑performing loans	141.67%	147.42%	133.01%

(1) Provision to rollforward the allowance for credit losses excludes a provision of $7,000 for the nine months ended September 30, 2022 related to off-balance sheet commitments.

(2) Includes non-accruing loans.

We recorded a provision for credit losses of $4.0 million for the three-month period ended September 30, 2022 and a $4.8 million provision for credit losses for the nine months ended September 30, 2022. The portion of the provision for credit losses related to unfunded commitments for the three and nine months ended September 30, 2022 was $98,000 and $8,000. We recorded a provision for credit losses of $900,000 for the three-month period ended September 30, 2021 and a $3.9 million provision was recorded for the nine months ended September 30, 2021. The provision recorded is charged to operations in an amount necessary to bring the total allowance for credit losses to a level that management believes is adequate to absorb expected losses in the loan portfolio.

The allowance for credit losses as a percentage of non-performing loans (coverage ratio) was 141.7% at September 30, 2022, compared to 147.4% at December 31, 2021 and 133.0% at September 30, 2021. Total non-performing loans were $15.5 million, $12.9 million, and $11.9 million at September 30, 2022, December 31, 2021 and September 30, 2022, respectively. The increase in the coverage ratio at September 30, 2022 compared to December 31, 2021 was a result of an increase in the allowance for credit losses at September 30, 2022.

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

We evaluate loans for payment delinquency and potential charge-offs on a quarterly basis. Any loan rated as substandard or lower will have a collateral evaluation analysis completed in accordance with Company policy to determine if any further adjustments need to be made to the allowance for expected credit losses. Our credit monitoring process assesses the ultimate collectability of an outstanding loan balance from all potential sources. When a loan is expected to be uncollectible it is charged-off against the allowance for credit losses. Unsecured commercial loans and all consumer loans are charged-off upon reaching the 90-day delinquency mark unless they are well-secured and in the process of collection. The timing on charge-offs of all other loan types is subjective and will be recognized when management determines that full repayment, either from the cash flow of the borrower, collateral sources, and/or guarantors, will not be sufficient and that repayment is unlikely. A full or partial charge-off is recognized equal to the amount of the estimated deficiency calculation.

Serious delinquency is often the first indicator of a potential charge-off. Reductions in appraised collateral values and deteriorating financial condition of borrowers and guarantors are factors considered when evaluating potential charge-offs. The likelihood of possible recoveries or improvements in a borrower’s financial condition is also assessed when considering a charge-off.

Partial charge-offs of non-performing and collateral dependent loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for credit losses will be reduced while still carrying the remainder of a non-performing loan balance. The amount of non-performing loans for which partial charge-offs have been recorded amounted to $441,000 at September 30, 2022 and $4.2 million at December 31, 2021.

The following table provides additional analysis of partially charged-off loans.

(dollars in thousands)	September 30, 2022	December 31, 2021
Total nonperforming loans	$15,450	$12,864
Nonperforming loans with partial charge-offs	441	4,242

Ratio of nonperforming loans with partial charge-offs to total loans	0.01%	0.17%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	2.85%	32.98%
Coverage ratio net of nonperforming loans with partial charge-offs	5,730.50%	447.05%

Our charge-off policy is reviewed on an annual basis and updated as necessary. During the nine month period ended September 30, 2022, there were no changes made to this policy.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on October 26, 2022.

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

The Company’s management, with the participation of the principal executive officer and the principal financial officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the principal executive officer and the principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e), were not effective due to the identification of the following previously disclosed material weaknesses and additional material weaknesses relating to effective controls over the measurement of Allowance for Credit Losses:

●

A failure to maintain an effective control environment, which resulted in deficiencies in the communication of certain relevant information to the Board of Directors of the Company, including information related to branch expenditures and the material weaknesses identified below.

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

●

A failure to maintain effective controls over the measurement of Allowance for Credit Losses in accordance with FASB’s accounting standard, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, specifically the material weaknesses relate to a failure: (1) to identify and asses the risk introduced by ASC 326 impacting the system of internal control; (2) over the design and operation of the controls over the data, assumptions and methods utilized in the development of the Allowance for Credit Losses; (3) over the relevant expertise to assess the model; and (4) to maintain appropriate oversight and governance over the Allowance for Credit Losses. These material weaknesses resulted in a misstatement of the Company’s financial statements. Refer to Note 2 to these financial statements for further details on this.

These material weaknesses could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Efforts of Material Weaknesses

Management and the Board of Directors have been actively engaged in taking action to remediate the material weaknesses noted above. Such changes, all of which were made subsequent to the quarter ended September 30, 2022, include:

●

the implementation of an ACL Governance Committee, which include the Chief Accounting Officer, Chief Financial Officer, and Chief Credit Officer and the review of CECL results by the ACL Governance Committee and Audit Committee, including the key assumptions, inputs, and model results;

●	the implementation of additional oversight by the Audit Committee over the CECL results;
●	a quarterly review of key model assumptions utilized in the CECL analysis, documented in writing, including considerations of any changes to the assumptions or methodology;
●	the implementation of a checklist for review of model output including confirmation and documentation of each checklist item performed;
●	the implementation of CECL model input and output reconciliations;
●	the implementation of additional processes around the identification of loan segments;
●	the implementation of additional governance review over the day 1 adoption of the new accounting standard;
●	the enhancement of supporting documentation over initial key model assumptions and input selections; and
●	changes in and additional training of personnel who perform processes relating to the measurement of CECL.

The material weaknesses will not be considered fully remediated until the enhanced controls are fully implemented and operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

The following changes in response to the previously disclosed material weaknesses were made prior to the quarter ended September 30, 2022:

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2022 that have materially affected or that are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2022. Management and the Board of Directors continue to be actively engaged in taking action to remediate the material weaknesses noted above.

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

On September 19, 2022, a complaint was filed in the Court of Common Pleas in Philadelphia, Pennsylvania against the Company and its current Interim Chief Executive Officer and director and two other current directors.  The lawsuit is styled Vernon Hill et al. v. Lisa Jacobs, et al., Case No. 220901684. The complaint was amended on December 12, 2022. The two plaintiffs, the former Chairman of the Board and Chief Executive Officer of the Company and a former director of the Company, allege defamation, defamation per se and false light against the three individual defendants. The amended complaint includes three additional allegations by the former Chairman of the Board and Chief Executive Officer of the Company, alleging fraudulent inducement (against Madonna and Wildstein), fraudulent concealment (against Madonna, Jacobs and Wildstein), and unjust enrichment (against the Company). The former Chairman of the Board and Chief Executive Officer also alleges a breach of his employment agreement by the Company. The complaint seeks certain reimbursement payments and compensatory and (as against the individual defendants) punitive damages.  The defendants all filed Preliminary Objections to the complaint, as well as to the amended complaint, and discovery has commenced. On February 27, 2023, Plaintiffs filed papers opposing the Preliminary Objections, and briefing of those Objections is ongoing.  The matter is in its early stages and, accordingly, the Company is still assessing the potential outcomes and materiality of the matter.  The Company plans to defend itself vigorously.

On November 22, 2022, shareholders George E. Norcross, III, Gregory B. Braca and Philip A. Norcross filed a complaint in the same Philadelphia Court of Common Pleas against the Company and its directors.  The lawsuit, captioned George E. Norcross, III, et al. v. Republic First Bancorp, Inc. Case No. 221102195, alleges generally that the Company and its Board have acted in violation of their fiduciary duties by rejecting Plaintiffs’ efforts to nominate Mr. Braca as a director candidate at its 2022 annual meeting of shareholders.  The Company rejected that attempted nomination on grounds that the plaintiff who made the nomination was not a stockholder of record, as the Company’s By-Laws require.  Plaintiffs seek injunctive and declaratory relief that includes a demand that the Court waive enforcement of the Company’s By-Laws, reopen the deadline for nominating director candidates or find that the defendants violated the Company’s By-Laws in connection with its appointment of director Benjamin Duster to fill a vacancy on the Board. On December 6, 2022, plaintiffs filed a motion for preliminary injunction and asked defendants to accept service of the complaint, which they have done.  Following a status conference on January 18, 2023, a hearing on the preliminary injunction motion was scheduled for April 25, 2023, and the Company was ordered not to hold any shareholder vote with regard to any vacancy on its board of directors until May 31, 2023, at the earliest. Given its early stage, the Company cannot predict potential outcomes of the matter or plaintiffs’ motion; however, the defendants deny the alleged wrongdoing and intend to defend the matter vigorously.

On November 28, 2022, Plaintiffs Vernon Hill (“Hill”) and Interarch, Inc. (“Interarch”) filed an action in the United States District Court for the Eastern District of Pennsylvania, captioned Hill and Interarch v. Republic First Bancorp, Inc. et al., No. 2:22-cv-04735, and they filed an amended complaint on February 10, 2023. Hill is a former Republic First Bancorp, Inc. (“Republic”) board chair and Chief Executive Officer and a former Republic director.  Interarch, owned by Hill’s wife, Shirley Hill, provided certain branding and architecture services to Republic.  Plaintiffs Hill and Interarch bring claims against Defendants Republic and two Republic employees (who are former Interarch employees), Rodney Dean (“Dean”) and John Chessa (“Chessa”).  Plaintiff Interarch brings claims for copyright infringement (against Republic), breach of contract (against Republic), and breach of the duty of loyalty (against Dean and Chessa).  Hill, in turn, brings a claim for trademark infringement (against Republic) and violation of Hill’s right of publicity (against Republic). Hill and Interarch together bring claims for unjust enrichment (against Republic), unfair competition (against Republic), misappropriation of trade secrets under federal and state law (against all Defendants), misappropriation of trade secrets under federal and state law (against all Defendants), misappropriation of confidential information under state law (against all Defendants), tortious interference (against Republic) and a request for a declaratory judgment relating to these claims (against all Defendants).  This matter is in its early stages, and Republic is assessing the potential outcome and materiality of this matter.  The Company intends to defend itself vigorously.

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation. Risk factors discussing these risks can be found below and in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Company continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, including the entrance of financial technology companies offering new financial service products. The Company regularly upgrades or replaces technological systems to increase efficiency, enhance product and service capabilities, eliminate risks of end-of-lifecycle products, reduce costs, and better serve our customers. In June 2022, the Company replaced its core customer and deposit systems and other ancillary systems (collectively referred to as "core system"). While the conversion was completed successfully, the Company may face operational risks after the conversion, including disruptions to its technology systems, which may adversely impact customers. The Company's future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company's operations. Many of the Company's competitors have substantially greater resources to invest in technological improvements. The Company may encounter significant problems in effectively implementing new technology-driven products and services and may not be successful in marketing the new products and services to its customers. These problems might include significant time delays, cost overruns, loss of key people, and technological system failures. Failure to successfully keep pace with technological change affecting the financial services industry or failure to successfully complete the replacement of technological systems could have a material adverse effect on the Company's business, financial condition and results of operations.

Continued delays in the filing of our periodic reports with the SEC and our failure to hold an annual meeting no later than one year after the end of the Company’s fiscal year-end could impact our listing on Nasdaq, which would materially and adversely affect our stock price, financial condition and/or results of operations.

Due to the Company needing additional time to assess the disclosure controls and procedures of the Company’s internal controls and evaluate the appropriateness of the methodology and assumptions contained in, the model established by the Company’s prior management in connection with the required adoption of FASB’s Topic 326 – Current Expected Credit Losses (“CECL”) accounting standard, effective January 1, 2022, we were unable to file this Quarterly Report on Form 10-Q on a timely basis.  We were also previously unable to our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022 on a timely basis.  Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the SEC. If we are not able to timely file our required periodic financial reports with the SEC, our common stock may be subject to delisting by Nasdaq.

Additionally, the Company is not in compliance with Listing Rule 5620(a), which requires the Company to hold an annual meeting of shareholders no later than one year after the end of the Company’s fiscal year-end for continued listing on The Nasdaq Global Market. On January 19, 2023, the Nasdaq Hearings Panel granted the Company’s request for an extension through June 30, 2023 to hold its 2022 annual meeting of shareholders. If the Company is unable to comply with Listing Rule 5620(a) by June 30, 2023, our common stock may be subject to delisting by Nasdaq.

If our common stock is delisted by Nasdaq, it would materially and adversely affect our stock price, financial condition and/or results of operations.

A lack of liquidity could adversely affect the Company’s financial condition and results of operations.

Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment and maturity schedules of loans to ensure that there is adequate liquidity to fund its operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. The Company’s most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the Federal Reserve or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and borrowings from the FHLB of Pittsburgh.  The Company also may borrow funds from third-party lenders, such as other financial institutions. The Company’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of the Company’s business activity as a result of a downturn in markets or by one or more adverse regulatory actions against the Company.

Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as repaying borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations.

We are subject to stringent capital requirements which may adversely impact return on equity, require additional capital raises, or limit the ability to pay dividends or repurchase shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define "capital" for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a "capital conservation buffer" of 2.5%, which if complied will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount. As of September 30, 2022, the Company fell below the capital conservation buffer amount for its total capital ratio calculation. As such, the Company is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonus.  For further information, see “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters.” The application of these capital requirements could, among other things, require us to maintain higher capital resulting in lower returns on equity, and we may be required to obtain additional capital to comply or result in regulatory actions if we are unable to comply with such requirements.

Our 100 largest deposit clients account for 16% of our total deposits and, therefore, if we were unable to maintain their deposits, we would be forced to replace such funds, which may prove difficult or costly.

As of September 30, 2022, our 100 largest bank depositors accounted for, in the aggregate, 16% of our total deposits. The majority of these deposits are not insured by the FDIC and could present a heightened risk of withdrawal, if such depositors materially decreased the volume of those deposits, it could reduce our liquidity.  As a result, it could become necessary for us to replace those deposits with higher-cost deposits or FHLB borrowings, which would adversely affect our net interest income and, therefore, our results of operations.

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

Exhibit Number	Description	Location

3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to the Form 10-K filed with the SEC on March 10, 2017

3.2	Statement with Respect to Shares regarding 7.0% Perpetual Non-Cumulative Stock, Series A OF Republic First Bancorp, Inc.	Incorporated by reference to Form 8-K filed August 21, 2020

3.3	Amended and Restated By-laws of Republic First Bancorp, Inc.	Incorporated by reference to the Form 10-Q filed with the SEC on May 11, 2020

10.1	Amended and Restated Employment Agreement, dated March 1, 2021, by and among Republic First Bancorp, Inc., Republic Bank and Harry D. Madonna	Incorporated by reference to the Form 8-K filed with the SEC on September 8, 2022

10.2	Form of Retention Agreement by and between First Republic Bancorp, Inc. and Andrew J. Logue	Incorporated by reference to the Form 8-K filed with the SEC on September 20, 2022

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Republic First Bancorp, Inc.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed herewith

32.1	Section 1350 Certification of Thomas X. Geisel	Furnished herewith

32.2	Section 1350 Certification of Michael W. Harrington	Furnished herewith

Exhibit Number	Description	Location

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL; (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive (Loss) Income (Loss) for the three and nine months ended September 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: March 15, 2023	By:	/s/ Thomas X. Geisel
Thomas X. Geisel
Chief Executive Officer and President (principal executive officer)

Date: March 15, 2023	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer (principal financial and accounting officer)